Form 10-K
period 1995-12-31
LITTLE SQUAW GOLD MINING CO
filed 1996-03-28
CIK 59860

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995, Commission File No.  1-6412

                       LITTLE SQUAW GOLD MINING COMPANY
(Exact name of Registrant as specified in its charter)

Alaska                                                 91-0742812
(State or other jurisdiction                    (I.R.S. Employer ID No.)
of incorporation or organization)

933 West Third
P.O. Box 184, Spokane, WA                                 99210
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (509) 624-2676

Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH
TITLE OF EACH CLASS                  EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------------
Common stock, $.10 par value         Spokane Quotation Service

Securities registered pursuant to Section 12(g) of the Act:  None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

            State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of March 12, 1996, 8,351,403 shares of the Registrant's voting common stock, $.10 per share par value excluding stock held in treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant on such date was $751,626.00 (based on the average bid and asked prices on that date in the amount of $.09 per share).

DOCUMENTS INCORPORATED BY REFERENCE - NONE.

                                     PART I

Item 1.     Description of Business

        (a)  General Description of Business

        The Registrant is the owner in fee of 445 acres of patented gold mining claims consisting of twenty-two (22) claims and one millsite, and controls another 4,200 acres of unpatented gold mining claims consisting of one hundred five (105) 40 acre State of Alaska Unpatented claims. The mining properties are located approximately 188 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District. The center of the district is approximately 70 miles north of the Arctic Circle.

        The Registrant was incorporated on May 7, 1959 for the purpose of acquiring the gold mining properties of the Chandalar District. Operations of the Registrant during the 1960's resulted in the development of a mining camp, a mill, several airstrips, and development of a small amount of ore reserves in underground workings.

        In 1972 and 1976, all of the lode mining claims in the Chandalar District were acquired by the Registrant except for seven forty acre State of Alaska unpatented claims. In 1978 the Registrant acquired all of the placer mining claims in the Chandalar District.

        In 1987 the registrant determined that it would be in the best interest of registrant to convert all Federal unpatented claims held by the registrant to State of Alaska unpatented claims. The claims are located on property which was formerly all owned by the Federal Government however as of 1991 title to all of the properties had been transferred to the State of Alaska.

        During the 1970's the lode and placer properties were leased to various parties for exploration and development.

        Registrant in November of 1989 and May of 1990 entered into a lease with Gold Dust Mines, Inc. of all placer mining interests of Registrant located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.

        During the Spring of 1990 the lessee transported an IHC wash plant, with numerous large pieces of placer mining equipment to the site over the winter haul road from Coldfoot to Registrants mining claims. Gold Dust Mines restricted its placer mining operations during the 1991 and 1992 seasons to the Tobin Creek drainage. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek, and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995 placer mining operations were conducted on the St. Mary's Creek and Big Creek Drainages.

        During 1988 a consulting Mining Geologist was hired to conduct a study of the entire placer and lode district. His comprehensive report was completed in January 1990, and are available for review by interested Mining companies. A few conclusions from his report are referred to in the section "Description of Property." The Registrant has been in contact with several interested companies and financial groups for the development of the lodes. No satisfactory arrangement for the development of the lode deposits has yet been reached. The long term potential for the district lies in the development of the lodes which will initially require a substantial drilling exploration commitment.

        (b)  Financial Information About Industry Segments

        The applicant's properties consist of both lode mining properties and placer mining properties. The lode mining properties contain the greatest potential for development of the property, and since the Company's lode mining properties are in the exploration and development stage, it is not possible to make any definitive statements regarding industry segments.

        (c)  Narrative Description of Business

        Since the early 1970's and after its own substantial early expenditures, the Registrant has attempted to develop its mining properties by leasing with provisions for base rent and royalties. The Registrant has no independent business operations except those in the Chandalar Mining District.

        LODE OPERATION: The lease on the lode properties to CDC Partners was in effect from 1979 until legally terminated in March of 1987. The total sales from the lodes from 1980 through 1983 was approximately 7,200 ounces of gold with gross revenues in excess of $2,000,000.00. The operations were not conducted properly and were not profitable to the Lessee, partly due to a cave-in on the Mikado mine in 1983. The Lessee concentrated on exploration in 1983 with very little activity in 1984 and 1985. The lode Mill has not been operated since 1986. The required assessment work on the lode operations was performed by the placer Lessee from 1985 through 1995.

               The Registrant at this time has complete control of the patented and unpatented lode properties and mill. Registrant expects to resume lode operations as soon as possible by leasing or other means if financing is available.

        PLACER OPERATION: The current lessee, Gold Dust Mines, Inc., has had control of the placer operation since 1991, but commencing 1996 the placer lease is restricted to the Big Creek and St. Mary's Creek drainages. Lessee has experienced difficulty in mining on the scale originally contemplated as a result of loss of some of its financial backing. The lessee has been financing its mining operations primarily through the gold which it has recovered during its operations. During 1995, lessee concentrated primarily on the St. Mary's drainage and Big Creek drainage and recovered a total of 403 ounces of Gold. In 1994 total gold recovered was 554 ounces The placer production for 1993 season was 249.5 ounces, the 1992 production was 838.5 ounces.

        The lease agreement between the Registrant and Lessee required Lessee to perform drilling on Tobin Creek and the other major drainages of Big Creek-St. Mary's Creek, Little Squaw Creek and Big Squaw creek. The lessee has not had the financial ability since the commencement of the lease to conduct the exploratory operations. This is a concern to the Registrant and discussions are ongoing with the lessee about this concern. Without the drilling program there is no way to predict the future potential placer reserves.

        The registrant and lessee have agreed to release the leasehold interest on the placer claims on the Tobin and Woodchuck creek, Little Squaw Creek and Big Squaw Creek drainages effective for the 1996 year. The lessee currently has placer mining rights only to the Big Creek and St. Mary's Creek drainages. Registrant is currently contacting placer mining companies that may be interested in mining the placer drainages not currently leased, and hopefully exploratory work on the drainages can be conducted this year.

        Total historical sales of gold from the entire district are about 80,900 ounces, the majority of which was produced by hand mining methods from the placer deposits prior to 1950.

Item 2.     Description of Property

        (a) The principal assets of the Registrant are mining properties in the Chandalar Gold Mining District in northern Alaska. The Registrant's holdings include mining claims, both patented and unpatented, held for lode mining, and claims, both patented and unpatented, held for placer mining. The lode mining claims (and associated millsite claims) include 21 patented lode mining claims. The Registrant holds fee title to the patented claims, and in addition, the Registrant has the below described unpatented lode and placer mining claims. At one time Registrant held a number of federal unpatented claims, however all of these claims have been subsequently staked as state unpatented claims, and the federal unpatented claims have been abandoned. The unpatented mining claims and millsite claims are subject to the paramount title of the State of Alaska and all patented and unpatented claims are subject to a reserved two percent gross royalty in Registrant's predecessor in title. The Chandalar Gold Mining District is within an area which was owned by the federal government and selected by the State of Alaska for transfer to the State of Alaska under the Alaska Lands Law.

        The Registrant currently owns in fee 21 twenty-acre patented lode claims, 1 twenty-acre patented placer claim, and l five-acre patented mill site. In addition Registrant holds 105 forty-acre unpatented state claims. The lode mining claims were located to control the known gold bearing zones, and constitute all of the presently existing lode mining claims in an area approximately three miles by seven miles, except for seven State of Alaska unpatented mining claims, which have never been owned by Registrant, and which are owned by Registrant's predecessor in title.

        The placer mining claims of the Registrant cover approximately 20 miles of creeks and four major drainages radiating from the area in which the lode mining claims are situated, and include all areas that were the subject of placer mining operations by predecessors of the Registrant, as well as substantial portions of these drainages that have never been mined.

        Although the District has long been noted in published literature as being the source of high-grade ore zones, the cost of fully evaluating the Registrant's holdings by doing the necessary exploration and development work to establish the extent of mineralization has, to date, not been accomplished. The principal evaluation work done by the Registrant, or under its direction has been on the Mikado mine, the Little Squaw mine, and on the Eneveloe Bonanza mine by lessees in 1982 and 1983. Each of the groups of claims have been partially developed by 1,000 to 2,000 feet of underground workings. Within the district smaller amounts of mostly surface work has established the existence of six similar zones without accomplishing enough development work to block out sufficient reserves necessary for vein type mining in the district.

Item 3.     Legal Proceedings

        There are no legal proceedings pending and none contemplated in the immediate future. The Lessee is delinquent on the annual payment due January 1, 1996, and Registrant is working with the Lessee at this time to arrange a satisfactory payment schedule.

Item 4.     Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of Registrant's fiscal year.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

        (a) The common stock of the Registrant was always registered on the Spokane Stock Exchange, a national stock exchange, until the Spokane Stock Exchange ceased operating in 1991. The stock is now listed on the Spokane Quotation Service. The stock is also traded widely in various over-the-counter markets in the United States. The Spokane Quotation Service is not subject to any reporting quotation system, but the high and low sale prices for the stock for each quarterly period during the past three years are as follows:

QUARTER              LOWEST PRICE REPORTED    HIGHEST PRICE REPORTED
-------              ---------------------    ----------------------
First  1993                 $.04                       $.06
Second 1993                  .07                        .22
Third  1993                  .15                        .25
Fourth 1993                  .13                        .18

First  1994                  .15                        .20
Second 1994                  .15                        .18
Third  1994                  .18                        .21
Fourth 1994                  .08                        .18

First  1995                  .08                        .12
Second 1995                  .08                        .10
Third  1995                  .06                        .09
Fourth 1995                  .07                        .09

        (b) As of December 31, 1995, there were approximately 3,885 holders of common stock of the Registrant.

        (c) No dividends have been declared during the past two years, or to date, but there are no restrictions upon the issuer's ability to pay dividends if sufficient earnings become available.

        (d) To date the Registrant has not had sufficient earnings to permit consideration of the payment of dividends.

Item 6.     Selected Financial Data

                                        YEARS ENDED DECEMBER 31,
                            1995      1994         1993      1992       1991
                         -----------------------------------------------------
Revenues . . . . . . .   $  9,339   $ 13,348    $  6,770   $ 19,791   $ 32,223

Net Loss . . . . . . .   $ 30,728   $ 43,793    $ 71,011   $ 41,705   $ 42,175

Loss per share . . . .   $ .00368   $ .00530    $ .00859   $ .00503   $ .00508

Total Assets . . . . .   $311,826   $320,712    $339,856   $348,431   $382,195

Long-Term
Obligations  . . . . .          0          0           0          0          0

Cash Dividend
Declared per share . .          0          0           0          0          0

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

        All of the Registrant's lode properties are still in development stages. The management has full control of all of the lode properties, and intends to resume lode operations as soon as a competent and adequately financed operator can be located. Management has entered into discussions with prospective companies for lease of the lode operations; however, no lease has yet been signed for the lode operations. The location of the mining claims, together with the permafrost found throughout the district, substantially increases the mining costs.

         The management is concerned about the financial ability of the placer lessee to conduct placer operations on all of the drainages as originally contemplated when the lease was signed in 1989. This resulted from a dispute which arose between the lessees partners causing some of the partners to withdraw their financial backing. The current lessee has the technical knowledge and capability to adequately mine the area but not on the scale contemplated by the original lease. The lessee did not perform the drilling required under the lease in 1990, 1991, 1992, 1993 or 1994. The 1994 lease season was shortened due to weather conditions and flooding on the site. The 1995 season was not as productive as anticipated, and by agreement the placer lease has been amended to restrict Lessee's placer holdings to the St. Mary and Big Creek drainages. Management is looking for an adequately financed Mining company to lease the remaining drainages.

        There is a small portion of the property next to the millsite, which has been identified by the state as requiring cleanup. The estimated cost for cleanup is $20,000.00 and registrant is waiting until lode operations resume to perform the cleanup. Registrant has no long term debt, and has sufficient current assets to meet anticipated expenses during 1996.

Item 8. Financial Statements and Supplementary Data Index to Financial
        Statements

                                                                         Page
                                                                         ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .   9

Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . .   10

Financial Statements for the Years Ended
December 31, 1995, 1994, 1993, and from
inception (March 26, 1959) through December
31, 1995:

            Statements of Operations . . . . . . . . . . . . . . . . .   11

            Statements of Cash Flows . . . . . . . . . . . . . . . . .   12

            Statement of Stockholders' Equity. . . . . . . . . . . . .   13-16

            Notes to Financial Statements. . . . . . . . . . . . . . .   17-21


Item 9.     Disagreements on Accounting and Financial Disclosure

        There has been no change in accountants for over 10 years and there have been no disagreements regarding any matter or accounting principles or practices or financial statement disclosures.

                        [LeMASTER & DANIELS Letterhead]



                          INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Little Squaw Gold Mining Company
Spokane, Washington

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1995, and for the period from March 26, 1959 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, and the period from March 26, 1959 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.


As discussed in note 7, the Company changed its method of accounting for income taxes in 1993.

                                       /s/ LeMaster & Daniels, PLLC
                                       Certified Public Accountants



Spokane, Washington
March 5, 1996

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                                 Balance Sheets

                                                                                      December 31,
                                                                               ------------------------
                                                                                   1995          1994
                                                                               ----------   -----------

                                     ASSETS

CURRENT ASSETS:
      Cash .................................................................   $    32,669    $  13,831
      Account receivable, other--note 2 ....................................        10,500          292
      Gold inventory--note 1 ...............................................           648       16,080
                                                                               -----------    ---------
                  Total current assets .....................................        43,817       30,203
                                                                               -----------    ---------

PLANT, EQUIPMENT, AND UNRECOVERED PROMOTIONAL, EXPLORATORY, AND DEVELOPMENT
      COSTS--notes 1 and 2:
            Mine buildings .................................................        25,911       25,911
            Mining and other equipment .....................................       141,692      141,692
                                                                               -----------    ---------
                                                                                   167,603      167,603
            Less accumulated depreciation ..................................       166,491      165,364
                                                                               -----------    ---------
                                                                                     1,112        2,239
            Unrecovered promotional, exploratory, and development costs ....         2,897       24,270
            Mining claims ..................................................       264,000      264,000
                                                                               -----------    ---------
                                                                                   268,009      290,509
                                                                               -----------    ---------

                                                                               $   311,826    $ 320,712
                                                                               ===========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable, related party--note 3 ..............................   $    12,665    $  12,386
      Accrued payroll ......................................................        80,700       75,700
      Accrued and withheld payroll taxes ...................................         5,939        4,401
      Other accrued expense--note 6 ........................................        20,000       20,000
                                                                               -----------    ---------
                  Total current liabilities ................................       119,304      112,487
                                                                               -----------    ---------

CONTINGENCY--note 6

STOCKHOLDERS' EQUITY--notes 1 and 4:
      Common stock--12,000,000 shares, $.10 par value,
            authorized; 8,468,506 and 8,314,660 shares, respectively, issued       846,850      831,465
      Additional paid-in capital ...........................................       357,487      352,872
      Deficit accumulated during the development stage .....................    (1,003,641)    (972,913)
                                                                               -----------    ---------
                                                                                   200,696      211,424
      Less treasury stock, 117,103 and 52,103 shares, respectively, at cost          8,174        3,199
                                                                               -----------    ---------
                  Total stockholders' equity ...............................       192,522      208,225
                                                                               -----------    ---------

                                                                               $   311,826    $ 320,712
                                                                               ===========    =========           .........


See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                            Statements of Operations

                                                                              From Inception
                                                Years Ended December 31,     (March 26, 1959)
                                                ------------------------          Through
                                                1995     1994      1993      December 31, 1995
                                                ----     ----      ----      -----------------
REVENUES:

      Royalties ...........................   $ 9,339   $13,348   $ 6,738       $  373,530
      Management fees .....................         -         -         -            4,500
      Stock transfer fees .................         -         -         -           16,586
      Interest income .....................         -         -        32           24,341
      Gold sales and sundry ...............         -         -         -            7,642
      Equipment rental ....................         -         -         -           50,857
                                              -------   -------   -------       ----------
                                                9,339    13,348     6,770          477,456
                                              -------   -------   -------       ----------

EXPENSES:

      Management fees and salaries ........    25,000    43,350    38,600          692,807
      Directors' fees .....................         -         -         -           63,775
      Professional services--note 3 .......     4,879     4,420     5,118          228,465
      Telephone ...........................       417       393         -           22,829
      Interest ............................         -         -         -           35,986
      Office and other rent ...............     2,162     2,754     2,670           45,063
      Office supplies and expense .........     1,652     1,919     1,680          120,204
      Taxes, payroll and other ............     2,403     2,459     5,375           70,243
      Travel and meetings .................     2,154     1,038     2,053           53,962
      Depreciation--note 1 ................         -         -         -            5,248
      Reclamation and miscellaneous
            --note 6 ......................     1,400       808    22,285           59,177
      Loss on partnership venture .........         -         -         -           53,402
      Equipment repairs ...................         -         -         -           25,170
      Royalties ...........................         -         -         -            1,381
      Insurance ...........................         -         -         -            1,157
      Amortization of organization costs ..         -         -         -              483
      Contract labor, supplies, and freight         -         -         -            1,745
                                              -------   -------   -------       ----------
                                               40,067    57,141    77,781        1,481,097
                                              -------   -------   -------       ----------

NET LOSS ..................................   $30,728   $43,793   $71,011       $1,003,641
                                              =======   =======   =======       ==========
Loss per share of stock
      outstanding--note 1 .................   $.00368   $.00530   $.00859
                                              =======   =======   =======

See accompanying notes to financial statements.

                                         LITTLE SQUAW GOLD MINING COMPANY
                                           (a development stage company)

                                             Statements of Cash Flows


                                                                                  From Inception
                                                 Years Ended December 31,        (March 26, 1959)
                                              -----------------------------           Through
                                              1995         1994        1993      December 31, 1995
                                              ----         ----        ----      -----------------
                           INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................   $(30,728)   $(43,793)   $(71,011)       $(1,003,641)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization .....          -           -           -              5,733
      Stock and options issued for
        salaries and fees ...............     20,000       6,250           -            191,032
      (Increase) decrease in current
        assets:
          Accounts receivable ...........    (10,208)         50           -            (10,500)
          Inventory .....................     15,432      (9,342)     (6,738)              (648)
      Increase (decrease) in current
        liabilities:
          Accounts payable ..............        279         627       1,485             12,665
          Accrued payroll ...............      5,000      17,800      38,600             80,700
          Accrued and withheld
            payroll taxes ...............      1,538         (28)      2,350              5,939
          Other accrued expense .........          -           -      20,000             20,000
                                            --------    --------    --------        -----------
            Net cash provided by
              (used in) operating
              activities ................      1,313     (28,436)    (15,314)          (698,720)
                                            --------    --------    --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts attributable to unrecovered
    promotional, exploratory, and
    development costs ...................     22,500      33,750      11,250            622,933
  Sale of equipment .....................          -           -           -             60,000
  Additions to plant, equipment, and
    unrecovered promotional, exploratory,
    and development costs ...............          -           -           -           (343,368)
                                            --------    --------    --------        -----------
            Net cash provided by
              investing activities ......     22,500      33,750      11,250            339,565
                                            --------    --------    --------        -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES--note 5:
    Issuance of common stock ............          -           -           -            400,481
    Acquisition of treasury stock .......     (4,975)          -           -             (8,174)
    Organizational costs ................          -           -           -               (483)
                                            --------    --------    --------        -----------
            Net cash provided by
              (used in) financing
              activities ................     (4,975)          -           -            391,824
                                            --------    --------    --------        -----------
NET INCREASE (DECREASE) IN CASH .........     18,838       5,314      (4,064)            32,669

CASH, BEGINNING OF YEAR/PERIOD ..........     13,831       8,517      12,581                  -
                                            --------    --------    --------        -----------
CASH, END OF YEAR/PERIOD ................   $ 32,669    $ 13,831    $  8,517        $    32,669
                                            ========    ========    ========        ===========

See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                        Statement of Stockholders' Equity
            From Inception (March 26, 1959) through December 31, 1995




                                      Shares Issued for
                              ----------------------------------       Basis of Assignment of Amount
Year       Transaction        Cash    Noncash Consideration            for Noncash Consideration
----       -----------        ----    ---------------------            -------------------------
1959   Issuance of shares       X
       Net loss

1960   Issuance of shares       X
       Net loss

1961   Issuance of shares       X
       Issuance of shares       X
       Net loss

1962   Issuance of shares       X
       Issuance of shares       X
       Issuance of shares             Mining leases                    Par value of stock issued
       Net loss

1963   Issuance of shares       X
       Issuance of shares       X
       Sale of option
       Net loss

1964   Net loss

1965   Issuance of shares       X
       Issuance of shares             Salaries                         Price per share issued for cash during period
       Net loss

1966   Issuance of shares       X
       Issuance of shares       X
       Net loss

1967   Issuance of shares       X
       Issuance of shares             Engineering and management
                                          fees                         Par value of stock issued
       Issuance of shares             Auditing fees                    Price per share issued for cash during period
       Net loss

1968   Issuance of shares       X
       Issuance of shares             Salaries                         ) Price per share issued for
       Issuance of shares             Directors' fees                  )    cash during period
       Net loss

                                             Common Stock        Additional     Deficit Accumulat
                                         --------------------     Paid-in          During the       Treasury
Year       Transaction                   Shares     Par Value     Capital       Development Stage     Stock      Total
----       -----------                   ------     ---------    ----------     -----------------   --------     -----
1959   Issuance of shares                441,300     $44,130      $                $                 $          $
       Net loss                                                                        (428)                      43,702

1960   Issuance of shares                443,780      43,378
       Net loss                                                                        (769)                      86,311

1961   Issuance of shares                306,620      30,662
       Issuance of shares                 25,010       2,501        5,002
       Net loss                                                                     (12,642)                     111,834

1962   Issuance of shares                111,239      11,124
       Issuance of shares                248,870      24,887       49,773
       Issuance of shares                600,000      60,000
       Net loss                                                                      (5,078)                     252,540

1963   Issuance of shares                223,061      22,306
       Issuance of shares                 27,000       2,700        5,400
       Sale of option                                                 110
       Net loss                                                                      (5,995)                     277,061

1964   Net loss                                                                      (8,913)                     268,148

1965   Issuance of shares                 19,167       1,917        3,833
       Issuance of shares                 19,980       1,998        3,996
       Net loss                                                                      (9,239)                     270,653

1966   Issuance of shares                 29,970       2,997
       Issuance of shares                  5,200         520          520
       Net loss                                                                      (7,119)                     267,571

1967   Issuance of shares                  3,700         370          740
       Issuance of shares
                                          24,420       2,442
       Issuance of shares                  2,030         203          406
       Net loss                                                                      (5,577)                     266,155

1968   Issuance of shares                 64,856       6,486       12,971
       Issuance of shares                 19,980       1,998        3,996
       Issuance of shares                 30,000       3,000        6,000
       Net loss                                                                      (7,322)                     293,284



See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                  Statement of Stockholders' Equity (Continued)
            From Inception (March 26, 1959) through December 31, 1995





                                             Shares Issued for
                                      --------------------------------                      Basis of Assignment of Amount
Year        Transaction               Cash       Noncash Consideration                          for Noncash Consideration
----        -----------               ----       ---------------------                      ---------------------------------
1969     Issuance of shares             X
         Issuance of shares             X
         Issuance of shares                      Salaries                              ) Approximate price per share
         Issuance of shares                      Consideration for co-                 )       issued for cash during period
                                                     signatures
         Net income

1970     Issuance of shares             X
         Issuance of shares                      Salaries                              Price per share issued for cash in prior
                                                                                            period
         Issuance of shares                      Salaries                              Price per share issued for cash in current
                                                                                            period
         Net loss

1971     Issuance of shares             X
         Issuance of shares                      Purchase of assets of
                                                     Chandalar Mining & Milling
                                                     Co.                               Par value of stock issued
         Net loss

1972     Issuance of shares                      Purchase of assets of
                                                     Chandalar Mining & Milling
                                                     Co.                               Par value of stock issued
         Issuance of shares                      Additional exploratory and
                                                     development costs through
                                                     payment of Chandalar Mining
                                                     & Milling Co. liabilities         Dollar value of liabilities paid
         Receipt of treasury
           stock in satisfaction
           of accounts receivable
           and investment in
           Chandalar Mining &
           Milling Co.
         Issuance of shares                      Mining claims                         Par value of stock issued
         Net loss

1973     Net loss

1974     Net loss

1975     Net loss


                                          Common Stock         Additional   Deficit Accumulated
                                      --------------------      Paid-in         During the         Treasury
Year        Transaction               Shares     Par Value      Capital      Development Stage      Stock        Total
----        -----------               ------     ---------     ----------   -------------------    --------      -----
1969     Issuance of shares            12,760     $  1,276      $ 2,552       $                    $           $
         Issuance of shares           338,040       33,804       85,432
         Issuance of shares            24,000        2,400        4,800
         Issuance of shares
                                       50,004        5,000       10,001
         Net income                                                              2,272                          440,821

1970     Issuance of shares             1,000          100          400
         Issuance of shares
                                        1,500          150          300
         Issuance of shares
                                          444           44          178
         Net loss                                                               (8,880)                         433,113

1971     Issuance of shares            13,000        1,300        1,500
         Issuance of shares

                                      336,003       33,600
         Net loss                                                               (2,270)                         467,243

1972     Issuance of shares

                                      413,997       41,400
         Issuance of shares


                                       55,657        5,566       15,805
         Receipt of treasury
           stock in satisfaction
           of accounts receivable
           and investment in
           Chandalar Mining &
           Milling Co.               (125,688)     (12,569)        (977)
         Issuance of shares         2,240,000      224,000
         Net loss                                                              (65,175)                         675,274

1973     Net loss                                                              (16,161)                         659,113

1974     Net loss                                                              (13,365)                         645,746

1975     Net loss                                                              (15,439)                         630,308



See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                  Statement of Stockholders' Equity (Continued)
            From Inception (March 26, 1959) through December 31, 1995





                                                Shares Issued for
                                     ---------------------------------------         Basis of Assignment of Amount
Year        Transaction              Cash          Noncash Consideration               for Noncash Consideration
----        -----------              ----          ---------------------         ------------------------------------
1976    Net loss

1977    Issuance of shares                    Purchase of assets of Mikado
                                                 Gold Mines                      Par value of stock issued
        Net loss

1978    Issuance of shares                    Mining claims                      Par value of stock issued
        Issuance of shares                    Directors' fees                    )
        Issuance of shares                    Management fees, notes pay-        ) Approximate market price per share
                                                  able, and accrued interest     )
        Net loss

1979    Net loss

1980    Net loss

1981    Net loss

1982    Issuance of shares                    Directors' fees                    Approximate market price per share
        Net loss

1983    Net loss

1984    Net loss

1985    Issuance of shares                    Directors' fees                    Approximate market price per share
        Net loss

1986    Issuance of shares            X
        Net loss

1987    Issuance of shares                    Officer salary                     )
        Issuance of stock option              Legal fees                         ) Approximate market price per share
        Issuable shares                       Directors' fees                    )
        Issuance of stock option              Equipment                            Value of equipment

        Net loss


                                         Common Stock          Additional     Deficit Accumulated
                                    -----------------------     Paid-in           During the         Treasury
Year        Transaction              Shares       Par Value     Capital        Development Stage       Stock     Total
----        -----------              ------       ---------    ----------     -------------------    --------   -------
1976    Net loss                                  $            $                  $ (5,845)           $         $624,484

1977    Issuance of shares
                                    1,100,100      110,010
        Net loss                                                                   (15,822)                      718,652

1978    Issuance of shares            400,000       40,000
        Issuance of shares             40,000        4,000       3,200
        Issuance of shares
                                      109,524       10,952       8,762
        Net loss                                                                   (39,144)                      746,422

1979    Net loss                                                                   (18,388)                      728,034

1980    Net loss                                                                   (34,025)                      694,009

1981    Net loss                                                                   (32,107)                      661,902

1982    Issuance of shares             40,000        4,000      20,000
        Net loss                                                                   (70,165)                      615,737

1983    Net loss                                                                   (10,416)                      605,321

1984    Net loss                                                                   (63,030)                      542,291

1985    Issuance of shares             40,000        4,000      12,000
        Net loss                                                                   (78,829)                      479,462

1986    Issuance of shares             44,444        4,444       5,556
        Net loss                                                                   (32,681)                      456,701

1987    Issuance of shares            166,000       16,600      18,500
        Issuance of stock option                                12,360
        Issuable shares                                          4,095
        Issuance of stock option                                60,000

        Net loss                                                                   (48,057)                      520,279




See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                  Statement of Stockholders' Equity (Continued)
            From Inception (March 26, 1959) through December 31, 1995






                                                Shares Issued for
                                       -----------------------------------         Basis of Assignment of Amount
Year         Transaction               Cash        Noncash Consideration             for Noncash Consideration
----         -----------               ----        ---------------------           -----------------------------
1988    Issuance of shares                      Officer salary                 )
        Issuance of stock option                Legal fees                     )  Approximate market price per share
        Issuable shares                         Directors' fees                )
        Issuance of shares                      Settlement of stock option        Approximate market price when option
                                                                                      was granted
        Issuance of shares                      Settlement of stock right         Approximate market price when right

                                                                                      was granted
        Net loss

1989    Issuance of shares                      Settlement of stock option          Approximate market price when option
                                                                                        was granted
        Issuance of shares                      Settlement of stock right           Approximate market price when right

                                                                                        was granted
        Net loss

1990    Net loss

1991    Issuance of shares                      Directors' fees                    Approximate market price per share
        Purchase of 20,000
           treasury shares              X

        Net loss

1992    Purchase of 32,000
           treasury shares              X

        Net loss

Balances, December 31, 1992

1993    Net loss

Balances, December 31, 1993

1994    Issuance of stock option--
           note 4                               Officer compensation           Approximate market price per share
        Net loss

Balances, December 31, 1994

1995    Issuance of shares                      Officer compensation           Approximate market price per share
        Purchase of 65,000
           treasury shares              X
        Net loss

Balances, December 31, 1995


                                             Common Stock        Additional   Deficit Accumulated
                                        ----------------------     Paid-in        During the         Treasury
Year         Transaction                 Shares      Par Value     Capital     Development Stage      Stock       Total
----         -----------                 ------      ---------   ----------   -------------------    --------    -------
1988    Issuance of shares                194,444    $ 19,444    $ (1,944)        $                   $          $
        Issuance of stock option                                    6,200
        Issuable shares                                             1,080
        Issuance of shares
                                           58,860       5,886      (5,886)
        Issuance of shares

                                           19,500       1,950      (1,950)
        Net loss                                                                      (46,961)                    489,090

1989    Issuance of shares
                                           68,888       6,889      (6,889)
        Issuance of shares

                                           12,000       1,200      (1,200)
        Net loss                                                                      (59,008)                    438,080

1990    Net loss                                                                      (37,651)                    401,439

1991    Issuance of shares                 24,000       2,400
        Purchase of 20,000
           treasury shares                                                                             (1,500)    360,164
        Net loss                                                                      (42,175)

1992    Purchase of 32,000
           treasury shares                                                                             (1,680)
        Net loss                                                                      (41,705)
                                        ---------    --------    --------         -----------         -------    --------
Balances, December 31, 1992             8,314,660     831,465     346,622            (858,109)         (3,199)    316,799

1993    Net loss                                                                      (71,011)
                                        ---------    --------    --------         -----------         -------    --------
Balances, December 31, 1993             8,314,660     831,465     346,622            (929,120)         (3,199)    245,768

1994    Issuance of stock option--
           note 4                                                   6,250
        Net loss                                                                      (43,793)
                                        ---------    --------    --------         -----------         -------    --------
Balances, December 31, 1994             8,314,660     831,465     352,872            (972,913)         (3,199)    208,226

1995    Issuance of shares                153,846      15,385       4,615
        Purchase of 65,000
           treasury shares                                                                             (4,975)
        Net loss                                                                      (30,728)
                                        ---------    --------    --------         -----------         -------    --------
Balances, December 31, 1995             8,468,506    $846,850    $357,487         $(1,003,641)         (8,174)   $192,522
                                        =========    ========    ========         ===========         =======    ========



See accompanying notes to financial statements.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                        December 31, 1995, 1994, and 1993



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

     The Company owns various patented and unpatented mining claims in Alaska. Placer mining of certain claims is performed by a lessee. The Company is considered to be a development stage company, as only nominal operations have ocurred to date. Planned principal operations include lode mining of claims.

Gold Inventory:

     Such asset, representing a mineral royalty received from a placer mining lease, is stated at net realizable market value.

Plant, Equipment, and Accumulated Depreciation:

     Such assets are based on cost--cost determined by cash, cash items, or value received for shares of the Company's common stock issued therefor. The mine and mill buildings and equipment are located on Company-owned mining claims located in the Chandalar Mining District of Alaska. A small amount of office equipment is located at Company offices in Spokane, Washington.

     Depreciation provisions ($1,127 each in 1995, 1994, and 1993) are based on the straight-line method over 5- to 25-year periods. The total depreciation provisions for the years 1995, 1994, and 1993 were added to unrecovered promotional, exploratory, and development costs.

Unrecovered Promotional, Exploratory, and Development Costs:

     Such unrecovered costs for construction of roads, airplane landing strips, development and exploration expenditures on the mining claims, and certain mining lease costs less certain cost recoveries are based on cash expenditures and shares of the Company's common stock issued in payment of incurred and dollar-valued liabilities. At December 31, 1995 and 1994, shares of common stock previously issued for unrecovered costs totalled 1,162,122 shares with a dollar value of $138,323. Unrecovered costs are categorized and summarized as follows:

                                                                          December 31,
                                                                   ------------------------
                                                                      1995           1994
                                                                      ----           ----
         Mining supplies, maintenance, and freight..............   $ 122,284      $ 122,284
         Travel ................................................      10,633         10,633
         Insurance and miscellaneous............................       9,230          9,230
         Depreciation, mine and mill buildings and equipment....     186,054        184,927
         Mining leases..........................................      60,000         60,000
         Mikado Gold Mines......................................      45,058         45,058
         Contract labor and direct mine labor,
           less credits for lease fees received.................    (370,067)      (347,567)
         U.S. Office of Minerals Exploration loan,
           less royalty payment of $1,380 in 1971...............     (39,355)       (39,355)
         State of Alaska Pioneer Roads Program and
                Airport Grading reimbursement...................     (20,940)       (20,940)
                                                                   ---------      ---------
                      Totals....................................   $   2,897      $  24,270
                                                                   =========      =========

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                        December 31, 1995, 1994, and 1993



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Unrecovered Promotional, Exploratory, and Development Costs (continued):

     As only nominal amounts of gold ore have been mined and sold by the Company and its lessees over the term of the Company's existence, amortization of such costs has not been provided pending the evolution of the Company from the exploratory and development stage to the production stage. Certain nominal amounts of net royalties and equipment rentals received have been treated as noncapitalized receipts.

Mining Claims:

     In April 1978, the Company acquired certain patented and unpatented mining claims located in the Chandalar Mining District from a partnership, a member of which is an officer/stockholder of the Company. In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued shares. A 2% gross royalty interest was retained by the partnership. Management assigned a value of $40,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assigning values was not determinable.

     In May 1972, the Company acquired from a corporation and various individuals certain patented and unpatented mining claims located in the Chandalar Mining District which were previously leased. Under the terms of the acquisition agreement, the Company issued 2,240,000 shares of its previously unissued (2,114,312) shares and treasury (125,688) shares and transferred certain placer mining equipment for such claims. In 1975, effective as of January 1, 1974, management assigned a value of $224,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assigning values was not determinable.

Deficit Accumulated During the Development Stage:

     Such net expenditures, which have not been capitalized, relate to management fees and officers' salaries, office expenses, general legal and accounting, stock transfer costs, certain nominal amounts of net royalties and equipment rentals, and loss on an investment in a limited partnership.

Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued reclamation costs, and deferred tax assets and related valuation allowance. Actual results could differ from those estimates.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                        December 31, 1995, 1994, and 1993



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Federal and Alaska Income Taxes:

     Income tax is provided for the tax effects of transactions reported in the financial statements and consists of tax currently due plus deferred tax related to differences between the basis of assets and liabilities for financial and income tax reporting. The Company, for financial statement purposes, has reduced unrecovered exploratory and development costs by the excess of lease income over depreciation and sundry direct mine costs. For income tax purposes, such items have been treated as income and expense. Deferred tax assets and liabilities represent the future tax return conse quences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A deferred tax asset, subject to a valuation allowance, is also recognized for tax-basis net operating losses being carried forward. See note 7.

Loss Per Share:

     Such amounts are computed based on the weighted average number of shares outstanding during the years (8,351,403 in 1995 and 8,262,557 in 1994 and 1993). Antidilutive stock option shares are excluded from the computation.

Accounting Principles Not Yet Adopted:

     Statements of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of," and No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," are required to be adopted by 1996. The Company has not elected to adopt SFAS 121 or 123 early, as allowed, and has not determined what effects, if any, they will have on the Company's 1996 financial statements.


NOTE 2 -- LEASE OF MINING CLAIMS, MINE AND MILL BUILDINGS, AND EQUIPMENT:

Placer Mining Lease:

     In October 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on three creek drainages. The lease provides for annual lease payments totalling $22,500 for ten years, with a forty-year renewal option. In addition to the lease payments, Gold Dust pays the Company an 8% royalty from placer gold production. Gold Dust may terminate, with advance notice, its lease rights on any or all of the claims. In May 1990, the Company entered into an addendum to the lease extending the lease to cover the remaining two placer drainages under the same terms and conditions of the original lease. At December 31, 1993, Gold Dust was in arrears for $11,250 of the 1993 lease payment. Such amount was not reflected as a receivable at December 31, 1993, and was recognized when received in 1994, together with the full 1994 lease payment. At December 31, 1995, Gold Dust was in arrears for $10,500 of the 1995 lease payment. Such amount was reflected as a receivable at December 31, 1995, as it was received in February 1996. Gold Dust has given notice that, beginning in 1996, placer mining will be limited to one creek drainage. Accordingly, the 1996 lease fee will be $7,500.

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                        December 31, 1995, 1994, and 1993



NOTE 3 -- RELATED PARTIES:

Included in expenses for the years presented are legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

Legal fees of Mr. Barnett charged to expense totalled $279 in 1995, $475 in 1994, and $1,481 in 1993. Accounts payable for unpaid legal fees totalled $12,386 and $12,234 at December 31, 1995 and 1994, respectively.


NOTE 4 -- COMMON STOCK:

In 1995, the Company's former president was issued 153,846 shares of common stock at $.13 per share in lieu of compensation for services of $20,000 from May 1, 1994 through May 31, 1995 ($4,000 in 1995 and $16,000 in 1994).

The former president was also granted an option to acquire up to 250,000 restricted shares of the Company's common stock during the three-year period beginning June 1, 1994. The option may be exercised at the lesser of $.10 per share or 50% of the average bid and asked price in any calendar quarter. Stock option compensation recognized for 1994 totalled $6,250, based on the difference between the option price and market value of the underlying shares at December 31, 1994. No stock option compensation was recognized in 1995. No options have been exercised through December 31, 1995.


NOTE 5 -- NONCASH FINANCING ACTIVITIES:

     Noncash financing activities for 1995, 1994, and 1993 consisted of the following:

       1995:

          Shares issued for accrued officer's compensation............  $20,000
                                                                        =======
       1994:

          Issuance of compensatory stock option to officer/director...  $ 6,250
                                                                        =======
       1993:

              No activity

                        LITTLE SQUAW GOLD MINING COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                        December 31, 1995, 1994, and 1993



NOTE 6 -- RECLAMATION COSTS:

The Company has accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 1995 and 1994. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.


NOTE 7 -- INCOME TAXES:

In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In adopting SFAS 109, there was no cumulative effect of the change at January 1, 1993, as the full amount of deferred tax assets ($90,000) was offset by valuation allowances.

At December 31, 1995 and 1994, the Company had deferred tax assets of $110,000 which were fully reserved by valuation allowances. Following are the components of such assets and allowances:

                                                                    December 31,
                                                              ------------------------
                                                                 1995           1994
                                                                 ----           ----
       Deferred tax assets arising from:

              Unrecovered promotional, exploratory, and
                     development costs......................  $  56,000      $  52,000
              Accrued compensation..........................     12,000         13,000
              Net operating loss carryforwards..............     42,000         45,000
                                                              ---------      ---------
                                                                110,000        110,000
              Less valuation allowance......................   (110,000)      (110,000)
                                                              ---------      ---------

                           Net deferred tax assets..........  $   -          $   -
                                                              =========      =========

At December 31, 1995, the Company had federal tax-basis net operating loss carryforwards totalling approximately $275,000 which will expire in various amounts from 1997 through 2007. Changes in the deferred tax asset valuation allowance for 1995, 1994, and 1993 relate only to corresponding changes in deferred tax assets for those years.

                                    PART III

Item 10.    Directors and Executive Officers

        (a)  Identification of Directors

NAME (AGE)              POSITION AND OFFICES
OF DIRECTOR             HELD (YEAR FIRST ELECTED)      PRINCIPAL OCCUPATION
--------------------------------------------------------------------------------
Eskil Anderson          President & Director           Consulting Geologist
(82)                    1972                           Spokane, Washington

Stewart A. Jackson      Vice President
PH.D.                   and Director (October          Mining Geologist
(54)                    1993)                          Littleton, Colorado


Leonard C. Havlis       Director                       Computer Programmer
(67)                    1972                           Seattle School Dist.
                                                       Seattle, Washington

Ellamae Anderson        Director                       Graduate Gemologist
(73)                    October, 1986                  and Gem Appraiser
                                                       Spokane, Washington

Hollis H. Barnett       Secretary and Director         Attorney at Law
(56)                    October, 1986                  Campbell, Dille, &
                                                       Barnett
                                                       Puyallup, Washington

        There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as Directors.

        (b)  Identification of Executive Officers

NAME OF OFFICER            AGE                               OFFICE HELD
--------------------------------------------------------------------------------
Eskil Anderson             82                                President

Stewart A. Jackson         54                                Vice President

Hollis H. Barnett          56                                Secretary

        There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as executive officers.

        (c)  Not Applicable.

        (d) Eskil Anderson and Ellamae Anderson are husband and wife. Hollis H. Barnett is married to Eskil and Ellamae Anderson's daughter. There are no other "family relationships" as that term is defined under the instructions for Form 10-K existing between any of the Registrant's executive officers.

        (e)(1) Eskil Anderson is an independent consulting geologist and has practiced as an independent consulting geologist for over 40 years. He had served as President for the Registrant for many years and stepped down to allow Stewart Jackson to become President in May 1994. In April 1995, Mr. Anderson was elected President.

        Hollis H. Barnett is a practicing attorney, having practiced law for 26 years, and has served the Registrant as Director and Secretary since October, 1986.

        Leonard C. Havlis is retired from the Seattle School District, and has served as a director of the Registrant since 1972.

        Ellamae Anderson is a graduate Gemologist of the G.I.A. (Gemological Institute of America), is a gem appraiser, and has a small gemological service business. She assisted the corporation Secretary from 1972 to present and was the corporation's transfer agent from 1972 to 1980. She was a trustee for the N.W. Mining Association from 1977-79 and founded and produced the first two issues of the annual N.W. Mining Association Service Directory. She has been a Director since October, 1986.

        Stewart A. Jackson, Ph.D., has been a Mining Geologist for many years, and has been affiliated with several mining corporations. His office is in Littleton, Colorado, where he is actively engaged in mining ventures. Mr. Jackson serves on the board of directors of Monument Resources, Inc., Continental Precious Minerals, Inc., Jopeck Resources, LTD., and as president of Layfield Resources, Inc., all public companies involved in mining activities. Mr. Jackson is an experienced professional with 30 years in the mineral industry, involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies.

               (2) None of the directors is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act, or of any company registered under the Investment Company Act of 1940 except Stewart A. Jackson.

        (f)  Involvement in Certain Legal Proceedings:  None

        (g)  Promoters and Control Person:  Not Applicable

Item 11.    Executive Compensation

        A summary of cash and other compensation for the Company's presidents (chief executive officer) for the first three most recent years as follows:

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

NAME AND PRINCIPAL     FISCAL                               ALL OTHER
POSITION               YEAR     SALARY (a)                  COMPENSATION
--------               ----     ----------                  ------------
Eskil Anderson,        1995     $20,300                         -0-
President (b)          1994     $14,500                         -0-
                       1993     $35,000                         -0-

Stewart Jackson,
President (b)          1995     $ 4,000 (c)
                       1994     $16,000 (c)                  $6,250 (d)
                       1993       -0-                           -0-

Each other executive
officer having over
$100,000 of annual
compensation                    None                         None

(a)     Salary includes both cash and accrued salary for the year.
(b) Stewart Jackson began his term as President in May 1994, when Eskil Anderson resigned that position. Mr. Anderson had held that position for many years. Mr. Jackson resigned that position in April of 1995 and Mr. Anderson was elected President effective May of 1995, and Mr. Jackson Vice President.

(c) Compensation for services for the period of May 1, 1994 to April 1, 1995, was paid through the issuance of 153,846 shares of authorized but unissued common stock at a price of $.13 per share.

(d) Represents the compensation value of a stock option granted in 1994. The option had not been exercised through December 31, 1995, and no option shares have been issued to date.



Item 12.    Security Ownership of Certain Beneficial Owners and Management

        (a)  Security ownership of certain beneficial owners:

        (b)  Security ownership of Management:

TITLE OF         NAME AND ADDRESS              AMOUNT AND NATURE OF   PERCENT
CLASS            BENEFICIAL OWNER              BENEFICIAL OWNERSHIP   OF CLASS
-----            ----------------              -------------------------------
Common           Eskil Anderson &
                 Ellamae Anderson                   784,577            9.4%
                 Spokane, WA

Common           *Leonard Havlis                     50,466             .6%
                 Seattle, WA

Common           Hollis H. Barnett                  148,498            1.8%
                 Puyallup, WA

Common           **Stewart Jackson                  153,846            1.8%
                 Littleton, CO

Common           Total of all officers         1,137,387 shares       13.6%
                 directors:                    of record and
                                               beneficially

        *In addition to the shares beneficially owned, Leonard C. Havlis, director, has the right to vote an additional 9,500 shares as custodian under the Uniform Gifts to Minors Act.

        **In addition to the shares beneficially owned, Stewart Jackson, vice president and director, has an option to acquire up to 250,000 common shares during the period 5/1/94 to 4/1/97.

        (c)  Changes in Control:

        There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

Item 13.    Certain Relationship and Related Transactions

        There are no transactions or series of similar transactions since the beginning of Registrant's last fiscal year in which any of the directors or executive officers, nominees for election as a director, security holder known to the Registrant to be owner of record, or beneficially, or more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing persons is involved, or any currently proposed transactions, or series of similar transactions, to which the Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000.00

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following documents are filed as a part of the report:

             1.  All financial statements; see Item 8.

             2. There are no financial statements required to be filed by Item 8 of this Form.

             3.  Exhibits required to be filed by Item 601 of Regulation S-K.

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        (c)  Not Applicable.

        (d)  Not Applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITTLE SQUAW GOLD MINING COMPANY


Date: March 21, 1996                   By:  Eskil Anderson
                                            President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       LITTLE SQUAW GOLD MINING COMPANY


Date: March 21, 1996                   By: Hollis H. Barnett
                                           Secretary and Director



Date: March 21, 1996                   By: Stewart Jackson
                                           Director & Vice President



Date: March 21, 1996                   By: Leonard Havlis
                                           Director

Date: March 21, 1996                   By: Ellamae Anderson
                                           Director