Form 10-K/A
period 1995-12-31
LITTLE SQUAW GOLD MINING CO
filed 1996-04-01
CIK 59860

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                   AMENDMENT NO. 1 TO APPLICATION OR REPORT

             FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                         Commission file number 1-6412

                       LITTLE SQUAW GOLD MINING COMPANY
                                 AMENDMENT NO. 1


Organized in the State of Alaska I.R.S. Employer Identification No. 91-0742812

         The undersigned Registrant hereby amends the following items of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

         Item 14              Exhibits, Financial Statement Schedules, and
                              Reports on Form 8-K

                                   PART IV


ITEM 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

(a) (3)         Exhibits
                --------
                The following exhibits are filed as part of this annual report.

Exhibit No.
- -----------
    27          Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LITTLE SQUAW GOLD MINING COMPANY


Date: March 29, 1996                   By:  Eskil Anderson
                                            President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       LITTLE SQUAW GOLD MINING COMPANY


Date: March 29, 1996                   By: Hollis H. Barnett
                                           Secretary and Director



Date: March 29, 1996                   By: Stewart Jackson
                                           Director & Vice President



Date: March 29, 1996                   By: Leonard Havlis
                                           Director

Date: March 29, 1996                   By: Ellamae Anderson
                                           Director