Form 10-Q
period 1997-09-30
LITTLE SQUAW GOLD MINING CO
filed 1998-04-15
CIK 59860

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 1.0" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"










(This space left blank intentionally)

START*********************************************************************


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-Q

                Quarterly Report  Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

                        Commission file number 001-06412

                       LITTLE SQUAW GOLD MINING COMPANY
             (Exact name of registrant as specified in its charter)

            ALASKA                                      91-0742812
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

                                 933 W. Third Street
                                 P.O. Box 184
                                 Spokane, WA
                     (Address of principal executive offices)

                                       99210
                                     (Zip Code)

                                  (509) 624-2676
               (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  (X)    No    ( )


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 1997:   8,479,506, $0.10 par value per share
















**************************************************************************

                         LITTLE SQUAW GOLD MINING COMPANY
                                  FORM 10-Q
                       For the Period Ended September 30, 1997

                                    PART I
FINANCIAL INFORMATION

The items required by Part I of Form 10-Q are omitted herein in accordance with Rule 13a-13 promulgated under the Securities and Exchange Act of 1934, as amended.

                                   PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None required.

Item 6.  Exhibits and Reports onf Form 8-K.

         None required.

*****************************************************************************
                                  SIGNATURES
*****************************************************************************

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: October 14, 1997                   By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Date: October 14, 1997                   By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Corporate Secretary and Director