Form 10-K
period 1997-12-31
LITTLE SQUAW GOLD MINING CO
filed 1998-04-15
CIK 59860

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"

NOTE:  ADDITIONAL INSTRUCTIONS GIVEN WITHIN FOR CERTAIN FINANCIAL STATEMENT
       PAGES









(This space left blank intentionally)

START************************************************************************

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1997

                     Commission File No. 001-06412

                    LITTLE SQUAW GOLD MINING COMPANY
      ________________________________________________________________
           (Exact name of Registrant as specified in its charter)

         Alaska                                         91-0742812
__________________________________          ______________________________
(State or other jurisdiction                  (I.R.S. Employer ID No.)
of incorporation or organization)

         933 West Third
         P.O. Box 184, Spokane, WA                        99210
________________________________________        ________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number:  (509) 624-2676

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class                   Exchange on which Registered

Common stock, $.10 par value          Spokane Quotation Bureau, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes:  (X)   No:  ( )


State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of March 20, 1997, 8,351,403 shares of the Registrant's voting common stock, $.10 per share par value excluding stock held in treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant on such date was $835,140 (based on the average bid and asked prices on that date in the amount of $.10 per share).

Documents incorporated by reference - None.

*****************************************************************************

DOCUMENT PAGE: 1  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997

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

During 1988 a consulting Mining Geologist was hired to conduct a study of the entire placer and lode district. His comprehensive report was completed in January 1990, and are available for review by interested Mining companies. A few conclusions from his report are referred to in the section "Description of Property." The Registrant does not have sufficient funds to undertake development of the lodes or placer creek drainages, and is actively looking for a joint venturer mining company to assist the Registrant in the development of the properties. The long term potential for the district lies in the development of the lodes which will initially require a substantial drilling exploration commitment.








DOCUMENT PAGE: 2  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


During the Spring of 1990 the lessee transported an IHC wash plant, with numerous large pieces of placer mining equipment to the site over the winter haul road from Coldfoot to Registrants mining claims. Gold Dust Mines restricted its placer mining operations during the 1991 and 1992 seasons to the Tobin Creek drainage. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek, and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995 placer mining operations were conducted on the St. Mary's Creek and Big Creek Drainages. During 1996, a lease amendment was entered into between registrant lessor and Old Gold Dust Mines, lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease and the lessor currently has an operating lease only on the Big Creek and St. Mary's Creek drainages.

During 1996 and 1997, these placer mining operations were conducted on the Big Creek drainage.

In the late summer of 1997, a placer mining lease was executed by the registrant with DayCreek Mining Company, Inc., an Alaskan corporation. The lease includes the placer mining claims only for the Tobin Creek drainages, Big Squaw Creek and Little Squaw Creek drainages, but does not include the Big Creek and St. Mary's Creek drainages which are currently leased to Gold Dust Mines. Under the terms of the lease with DayCreek Mining Company, Inc., they are to enter into an extensive drilling program each year to determine the extent of the approvable placer reserves. This lease was not entered until the later part of the 1997 season, however the lessee was able to conduct a limited drilling program.

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

LODE OPERATION: The lode claims were last leased between 1979 and 1987. The total sales from the lodes from 1980 through 1983 was approximately 7,200 ounces of gold with gross revenues in excess of $2,000,000.00. The operations were not conducted properly and were not profitable to the Lessee, partly due to a cave-in on the Mikado mine in 1983. The Lessee concentrated on exploration in 1983 with very little activity in 1984 and 1985. The lode
Mill has not been operated since 1986. The required assessment work on the lode operations was performed by the placer Lessee from 1985 through 1997.

At this time the Registrant is actively seeking a company that would be interested in exploring and developing lode claims.


DOCUMENT PAGE: 3  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


PLACER OPERATION: The current lessee of the Big Creek and St. Mary's Creek drainages, Gold Dust Mines, Inc., has had control of the placer operation since 1991, but commencing 1996 the placer lease is restricted to the Big Creek and St. Mary's Creek drainages. Lessee has experienced difficulty in mining on the scale originally contemplated as a result of loss of some of its financial backing. The lessee has been financing its mining operations primarily through the gold which it has recovered during its operations. During 1997, the lessee recovered a total of 341.6 ounces of placer gold from the Big Creek drainage. During 1996, the lessee recovered a total of 699 ounces of placer gold from the Big Creek drainage. During 1995, lessee concentrated primarily on the St. Mary's drainage and Big Creek drainage and recovered a total of 403 ounces of Gold. In 1994 total gold recovered was 554 ounces The placer production for 1993 season was 249.5 ounces, the 1992 production was 838.5 ounces.

The former lease agreement between the Registrant and Lessee required Lessee to perform drilling on Tobin Creek and the other major drainages of Big Creek-St. Mary's Creek, Little Squaw Creek and Big Squaw creek. The lessee has not had the financial ability since the commencement of the lease to conduct the exploratory operations, and this was one of the reasons that the lease was amended deleting the Tobin Creek, Little Squaw and Big Squaw Creeks from the lease. Lessee has still not conducted drilling operations on the Big Creek-St. Mary's Creek drainages. This is a concern to the Registrant and discussions are ongoing with the lessee about this concern. Without the drilling program there is no way to predict the future potential placer reserves.

The lease with DayCreek Mining Company, Inc., for the placer claims allowed the lessee to do some limited exploratory placer drilling on Little Squaw Creek and Big Squaw Creek. The report prepared by Gary Fitch, Economic Geologist, at Fairbanks, Alaska, stated that the drilling was completed between August 30, and October 5, of 1997. Fifteen (15) holes were drilled and sampled. Twelve (12) were on Little Squaw Creek and three (3) on Big Squaw Creek. The project summary included the following report on Little Squaw Creek:

"Drilling accomplished the initial stages of defining a minable deposit by establishing a 2410 troy ounce proven reserve with remains open-ended laterally and down-valley. A thirteen thousand (13,000) oz probable reserve is estimated along twelve hundred (1,200) feet of the creek surrounding the proven block. Impressive high grades are recorded in Little Squaw Bench production figures, reported at the Carlson & Buckley shaft and encountered in some of the 1997 drill holes."

The lessee intends to continue the drilling program during 1998, and perhaps conduct some limited placer mining on Little Squaw Creek.

Total historical sales of gold from the entire district are about 81,941 ounces, the majority of which was produced by hand mining methods from the placer deposits prior to 1950.






DOCUMENT PAGE: 4  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


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





DOCUMENT PAGE: 5  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


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

Quarter          Lowest Price Reported     Highest Price Reported
First  1995               .08                         .12
Second 1995               .08                         .10
Third  1995               .06                         .09
Fourth 1995               .07                         .09

First  1996               .07                         .09
Second 1996               .07                         .10
Third  1996               .06                         .13
Fourth 1996               .09                         .13

First  1997               .09                         .09
Second 1997               .08                         .09
Third  1997               .11                         .12
Fourth 1997               .07                         .08

(b) As of December 31, 1997, there were approximately 3,654 holders of common stock of the Registrant.

(c) No dividends have been declared during the past two years, or to date, but there are no restrictions upon the issuer's ability to pay dividends if sufficient earnings become available.

(d) To date the Registrant has not had sufficient earnings to permit consideration of the payment of dividends.











DOCUMENT PAGE: 6  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


Item 6.     SELECTED FINANCIAL DATA

                                    Years Ended December 31,
                  __________________________________________________________
                     1997        1996        1995        1994        1993
                  __________  __________  __________  __________  __________
Revenues          $  24,498   $  21,297   $   9,339   $  13,348   $   6,770

Net Loss          $  31,828   $  39,963   $  30,728   $  43,793   $  71,011

Loss per share    $  .00376   $  .00472   $  .00368   $  .00530   $  .00859

Total Assets      $ 313,485   $ 304,488   $ 311,826   $ 320,712   $ 339,856

Long-Term
Obligations. . .          0           0           0           0           0

Cash Dividend
Declared per share.       0           0           0           0           0

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

The management is actively seeking joint venturer mining companies capable of developing the lode operations.

There is a small portion of the property next to the millsite, which has been identified by the state as requiring cleanup. The estimated cost for cleanup is $20,000.00-30,000.00, and registrant is waiting until lode operations resume to perform the cleanup. Registrant has no long term debt, and has sufficient current assets to meet anticipated expenses during 1998.













DOCUMENT PAGE: 7  of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
            STATEMENTS
                                                             Page

Independent Auditors' Report . . . . . . . . . . . . . . . .  9
Balance Sheets, December 31, 1997 and 1996 . . . . . . . . . 10

Financial Statements for the Years Ended December 31, 1997,
1996, 1995, and from inception (March 26, 1959) through December 31, 1997:

Statements of Operations . . . . . . . . . . . . . . . . . . 11
Statements of Cash Flows . . . . . . . . . . . . . . . . . . 12-13
Statement of Stockholders' Equity  . . . . . . . . . . . . . 14-20
Notes to Financial Statements  . . . . . . . . . . . . . . . 21-24

Consent of Certified Public Accountants  . . . . . . . . . . 25
















(This space left blank intentionally)























DOCUMENT PAGE: 8  of 31

(Letterhead )
Lemaster & Daniels, PLLC
Certified Public Accountants
601 W. Riverside, Suite 700
Spokane, WA 99201


                         INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Little Squaw Gold Mining Company
Spokane, Washington


We have audited the accompanying balance sheets of Little Squaw Gold
Mining Company (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended
December 31, 1997, and for the period from March 26, 1959 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and the period from March 26, 1959 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.


/s/ LeMaster & Daniels, PLLC
Certified Public Accountants



Spokane, Washington
March 2, 1998










DOCUMENT PAGE: 9  of 31

                       LITTLE SQUAW GOLD MINING COMPANY
                        (a development stage company)
                               BALANCE SHEETS

                                                      December 31,
                                         _____________________________________
                                                  1997                1996
                                         _________________   _________________
ASSETS

CURRENT ASSETS:
Cash                                     $         19,014     $        21,748
Cash investment                                    10,000                 -
Account receivable, other                             -                   285
Gold inventory                                     20,471              18,455
                                         _________________   _________________
Total current assets                               49,485              40,488
                                         _________________   _________________
PLANT, EQUIPMENT, AND MINING CLAIMS
Mine buildings                                     25,911              25,911
Mining and other equipment                        141,692             141,692
                                         _________________   _________________
                                                  167,603             167,603
Less accumulated depreciation                     167,603             167,603
                                         _________________   _________________
                                                      -                   -
Mining claims                                     264,000             264,000
                                         _________________   _________________
                                                  264,000             264,000
                                         _________________   _________________
                                         $        313,485     $       304,488
                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, related party          $        20,060      $        13,836
Accrued payroll                                  147,850              109,450
Accrued and withheld payroll taxes                11,094                8,643
Other accrued expense                             20,000               20,000
                                         _________________   _________________
Total current liabilities                        199,004              151,929
                                         _________________   _________________
CONTINGENCY
STOCKHOLDERS' EQUITY:
Common stock--12,000,000 shares, $.10 par
   value, authorized; 8,468,506 shares issued    846,850              846,850
Additional paid-in capital                       351,237              357,487
Deficit accumulated during the development
   stage                                      (1,075,432)          (1,043,604)
                                         _________________   _________________
                                                 122,655              160,733
Less treasury stock, 117,103 shares, at cost       8,174                8,174
                                         _________________   _________________
Total stockholders' equity                       114,481              152,559
                                         _________________   _________________
                                          $      313,485     $        304,488
                                         =================   =================

See accompanying notes to financial statements.
DOCUMENT PAGE: 10 of 31

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)

                         STATEMENTS OF OPERATIONS

                                                               From Inception
                                Years Ended December 31,      (March 26, 1959)
                         ___________________________________      Through
                             1997       1996          1995     Dec. 31, 1997
                         __________  __________  ___________  _______________
REVENUES:

Royalties, net           $   2,016   $  17,806    $   9,339   $   393,352
Management fees                -           -            -           4,500
Stock transfer fees            -           -            -          16,586
Interest income                -           -            -          24,341
Gold sales and sundry          -           -            -           7,642
Lease and rental            22,482       3,491          -          76,830
                         __________  __________  ___________  _______________

                            24,498      21,297        9,339       523,251
                         __________  __________  ___________  _______________

EXPENSES:

Management fees and
  salaries                  32,150      38,400       25,000       763,357
Directors' fees                -           -            -          63,775
Professional services       11,579       5,854        4,879       245,898
Telephone                      353         357          417        23,539
Interest                       -           -            -          35,986
Office and other rent        3,012       2,904        2,162        50,979
Office supplies and expense  1,586       2,390        1,652       124,180
Taxes, payroll and other     3,523       4,394        2,403        78,160
Travel and meetings            495       2,260        2,154        56,717
Depreciation                   -           -            -           5,248
Reclamation and
  miscellaneous              3,628       4,701        1,400        67,506
Loss on partnership venture    -           -            -          53,402
Equipment repairs              -           -            -          25,170
Royalties                      -           -            -           1,381
Insurance                      -           -            -           1,157
Amortization of
  organization costs           -           -            -             483
Contract labor, supplies,
  and freight                  -           -            -            1,745
                         __________  __________  ___________  _______________
                            56,326      61,260       40,067      1,598,683
                         __________  __________  ___________  _______________

NET LOSS                 $  31,828   $  39,963   $   30,728   $  1,075,432
                         ==========  ==========  ===========  ===============

Loss per share of
stock outstanding        $ .00376    $   .00472  $  .00368
                         ==========  ==========  ===========

See accompanying notes to financial statements.
DOCUMENT PAGE: 11 of 31

                       LITTLE SQUAW GOLD MINING COMPANY
                         (a development stage company)
                           STATEMENTS OF CASH FLOWS

                                                               From Inception
                                Years Ended December 31,      (March 26, 1959)
                         ___________________________________      Through
                             1997       1996          1995     Dec. 31, 1997
                         __________  __________  ___________  _______________
                           INCREASE (DECREASE) IN CASH
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net loss                 $ (31,828)  $ (39,963)  $ (30,728)    $  (1,075,432)
Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
     Depreciation and
      amortization             -           -           -               5,733
     Stock and options
       issued for
       salaries and fees    (6,250)        -        20,000           184,782
(Increase) decrease in
  current assets:
Accounts receivable            285      10,215     (10,208)              -
Inventory                   (2,016)    (17,807)     15,432           (20,471)
Increase in current
  liabilities:
Accounts payable             6,224       1,171         279            20,060
Accrued payroll             38,400      28,750       5,000           147,850
Accrued and withheld
payroll taxes                2,451       2,704       1,538            11,094
Other accrued expense          -           -           -              20,000
                         __________  __________  ___________  _______________
Net cash provided by
(used in) operating
activities                   7,266     (14,930)      1,313          (706,384)
                         __________  __________  ___________  _______________
CASH FLOWS FROM
  INVESTING ACTIVITIES:
Receipts attributable to
Unrecovered promotional,
exploratory, and
development costs              -         4,009       22,500          626,942
Sale of equipment              -           -            -             60,000
Investment in
  certificates of
  deposit                  (10,000)        -            -            (10,000)
Additions to plant,
equipment, and
unrecovered promotional,
exploratory, and
development costs              -           -            -           (343,368)
                         __________  __________  ___________  _______________
Net cash provided by
(used in) investing
activities                 (10,000)      4,009       22,500          333,574
                         __________  __________  ___________  _______________

See accompanying notes to financial statements.
DOCUMENT PAGE: 12 of 31 (continued next page)

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)
                    STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               From Inception
                                Years Ended December 31,      (March 26, 1959)
                         ___________________________________      Through
                             1997       1996          1995     Dec. 31, 1997
                         __________  __________  ___________  _______________
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of common stock       -           -            -            400,481
Acquisition of treasury
  stock                        -           -         (4,975)         (8,174)
Organizational costs           -           -            -              (483)
                         __________  __________  ___________  _______________
Net cash provided by
(used in) financing
activities                     -           -         (4,975)        391,824
                         __________  __________  ___________  _______________

NET INCREASE (DECREASE)
  IN CASH                   (2,734)    (10,921)      18,838          19,014

CASH, BEGINNING OF
  YEAR/PERIOD               21,748      32,669       13,831             -
                         __________  __________  ___________  _______________
CASH, END OF
  YEAR/PERIOD            $  19,014   $  21,748   $   32,669  $       19,014
                         ==========  ==========  ===========  ===============


























See accompanying notes to financial statements.

DOCUMENT PAGE: 13 of 31

*Begin Landscape Page Orientation And 9pt Type Size*
LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity
From Inception (March 26, 1959) through December 31, 1997

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________ ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1959  Issuance of
        shares      X   )                 )                       441,300  $  44,130  $     -     $      -     $   -     $    -
      Net loss                                                        -          -          -           (428)      -       43,702
1960  Issuance of
        shares      X   )                 )                       443,780     43,378        -            -         -          -
      Net loss                                                        -          -          -           (769)      -       86,311
1961  Issuance of
         shares     X   )                 )                       306,620     30,662        -            -         -          -
      Issuance of
         shares     X   )                 )                        25,010      2,501      5,002          -         -          -
      Net loss                                                        -          -          -        (12,642)             111,834
1962  Issuance of
         shares     X   )                 )                       111,239     11,124        -            -         -          -
      Issuance of
         shares     X   )                 )                       248,870     24,887     49,773          -         -          -
      Issuance of
          shares        )Mining leases    )Par value of
                        )                 ) stock issued          600,000     60,000        -            -         -          -
      Net loss                                                        -          -          -         (5,078)             252,540
1963  Issuance of
          shares    X   )                 )                       223,061     22,306        -            -         -          -
      Issuance of
          shares    X   )                 )                        27,000      2,700      5,400          -         -          -
      Sale of option    )                 )                           -          -          110          -         -          -
      Net loss                                                        -          -          -         (5,995)      -      277,061
1964  Net loss                                                        -          -          -         (8,913)      -      268,148
1965  Issuance of
           shares   X   )                 )                        19,167      1,917      3,833          -         -          -
      Issuance of
            shares      )Salaries         )Price per share issued
                        )                 ) for cash during period 19,980      1,998      3,996          -         -          -
      Net loss                                                        -          -          -         (9,239)             270,653

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE: 14 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________ ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1966  Issuance of
          shares    X   )                 )                       29,970   $  2,997   $     -     $      -     $   -     $    -

      Issuance of
          shares    X   )                 )                        5,200        520         520          -         -          -

      Net loss                                                       -          -           -         (7,119)      -      267,571
1967  Issuance of
          shares    X   )                 )                        3,700        370         740          -         -          -
      Issuance of
          shares        )Engineering and  )Par value of
                        ) management fees ) stock issued          24,420      2,442         -            -         -          -
      Issuance of
          shares        )Auditing fees    )                        2,030        203         406          -         -          -
      Net loss                                                       -          -           -         (5,577)      -      266,155
1968  Issuance of
          shares    X   )                 )                       64,856      6,486      12,971          -         -          -
      Issuance of
          shares        )Salaries         )Price per share        19,980      1,998       3,996          -         -          -
      Issuance of       )                 ) issued for cash
          shares        )Directors' fees  ) during period         30,000      3,000       6,000          -         -          -
      Net loss                                                       -          -           -         (7,322)      -      293,284
1969  Issuance of
          shares    X                                             12,760      1,276       2,552          -         -          -
      Issuance of
          shares    X                                            338,040     33,804      85,432          -         -          -
      Issuance of
          shares        )Salaries         )Approximate price
                        )                 ) per share             24,000      2,400       4,800          -         -          -
      Issuance of
          shares        )Consideration for)issued for cash
                        ) co-signatures   )during period          50,004      5,000      10,001          -         -          -
      Net income                                                     -          -           -          2,272       -      440,821
(continued next page)

See accompanying notes to financial statements.


DOCUMENT PAGE: 15 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________ ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1970  Issuance of
          shares    X   )                 )                        1,000   $    100   $     400   $      -     $   -     $    -
      Issuance of
          shares        )Salaries         )Price per share
                        )                 ) issued for cash in
                        )                 ) prior period           1,500        150         300          -         -          -
      Issuance of
          shares        )Salaries         )Price per share
                        )                 ) issued for cash in
                        )                 ) current period           444         44         178          -         -          -
      Net loss                                                       -          -           -         (8,880)      -      433,113
1971  Issuance of
          shares    X                                             13,000      1,300       1,500          -         -          -
      Issuance of
          shares        )Purchase of      )
                        ) assets of       )
                        ) Chandalar Mining)Par value of stock
                        ) & Milling Co.   ) issued               336,003     33,600         -            -         -          -
      Net loss                                                       -          -           -         (2,270)      -      467,243
1972  Issuance of
          shares        )Purchase of      )
                        ) assets of       )
                        ) Chandalar Mining)Par value of stock
                        ) & Milling Co.   ) issued               413,997    41,400          -            -         -          -
     Issuance of
          shares        )Additional       )
                        ) exploratory and )
                        ) development costs)
                        ) through payment )
                        ) of Chandalar    )
                        ) Mining & Milling)Dollar value of
                        ) Co. liabilities ) liabilities paid      55,657     5,566       15,805          -         -          -
(continued next page)

See accompanying notes to financial statements.


DOCUMENT PAGE: 16 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________  ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
      Receipt of  )                                                         $          $           $            $         $
      Treasury    )
      stock in    )
      satisfaction)
      of accounts )
      receivable  )
      and invest- )
      ment in Chan-)
      dalar Mining)
      & Milling Co)                                               (125,688)   (12,569)       (977)            -    (13,546)       -
      Issuance of
         shares          )Mining claims  )Par value of stock
                         )               ) issued                2,240,000    224,000                        -     13,527        -
      Net loss                                                         -          -           -          (65,175)     -      675,274
1973  Net loss                                                         -          -           -          (16,161)     -      659,113
1974  Net loss                                                         -          -           -          (13,365)     -      645,748
1975  Net loss                                                         -          -           -          (15,439)     -      630,309
1976  Net loss                                                         -          -           -           (5,845)     -      624,464
1977  Issuance of
         shares          )Purchase of    )
                         )assets of      )
                         )Mikado Gold    )Par value of stock
                         )Mines          ) issued                1,100,100    110,010         -              -        -          -
      Net loss                                                                                         (15,822)     -      718,652
1978  Issuance of
         shares          )Mining claims  )Par value of stock
      Issuance of        )               )issued                   400,000     40,000         -              -        -          -
         shares          )Directors' fees)                          40,000      4,000       3,200            -        -          -
      Issuance of
         shares          )Management fees,)
                         )notes payable, )
                         )and accrued    )Approximate market
                         )interest       )price per share          109,524     10,952       8,762            -        -          -
      Net loss                                                         -          -           -           (39,144)    -      746,422
(continued next page)

See accompanying notes to financial statements.

DOCUMENT PAGE: 17 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________  ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1979  Net loss                                                         -    $    -     $    -      $    (18,388)$   -     $728,034
1980  Net loss                                                         -         -          -           (34,025)    -      694,009
1981  Net loss                                                         -         -          -           (32,107)    -      661,902
1982  Issuance of
         shares          )Directors' fees  )Approximate market
                         )                 ) price per share        40,000     4,000     20,000             -       -          -
      Net loss                                                         -          -          -           (70,165)    -      615,737
1983  Net loss                                                         -          -          -           (10,416)    -      605,321
1984  Net loss                                                         -          -          -           (63,030)    -      542,291
1985  Issuance of
         shares          )Directors' fees  )Approximate market
                         )                 ) price per share        40,000      4,000     12,000             -       -          -
      Net loss                                                         -          -          -           (78,829)    -      479,462
1986  Issuance of
         shares    X                                                44,444      4,444      5,556             -       -          -
      Net loss                                                         -          -          -           (32,681)    -      456,781
1987  Issuance of
         shares          )Officer salary   )                       166,000     16,600     18,500             -       -          -
      Issuance of        )                 )Approximate
         stock option    )Legal fees       ) market price per          -          -       12,360             -       -          -
      Issuable shares    )Directors' fees  ) share                     -          -        4,095             -       -          -
      Issuance of
         stock option    )Equipment        )Value of equipment         -          -       60,000             -       -          -
      Net loss                                                         -          -          -           (48,057)    -      520,279
1988  Issuance of
          shares         )Officer salary   )Approximate            194,444     19,444     (1,944)            -       -          -

      Issuance of        )                 ) market
          stock option   )Legal fees       ) price per                 -          -        6,200             -       -          -
      Issuable shares    )Directors' fees  ) per share                 -          -        1,080             -       -          -
      Issuance of        )Settlement of
           shares        ) stock option    )Approximate market
                                           ) price when option
                                           ) was granted            58,860     5,886     (5,886)            -       -          -
(continued next page)

See accompanying notes to financial statements.

DOCUMENT PAGE: 18 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________  ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1988  Issuance of                                                           $          $           $            $         $
(cont)  shares           )Settlement of    )
                         )stock right      )Approximate market
                         )                 ) price when right
                         )                 ) was granted           19,500      1,950      (1,950)          -         -         -
      Net loss                                                        -          -           -         (46,961)      -     498,098
1989  Issuance of
          shares         )Settlement of    )
                         ) stock option    )Approximate market
                         )                 ) price when option
                         )                 ) was granted           68,888      6,889      (6,889)          -         -         -
      Issuance of
          shares         )Settlement of    )
                         ) stock right     )Approximate market
                         )                 ) price when right
                         )                 ) was granted           12,000      1,200      (1,200)          -        -          -
      Net loss                                                        -          -           -         (59,008)     -      439,090
1990  Net loss                                                        -          -           -         (37,651)     -      401,439
1991  Issuance of
          shares         )Directors' fees  )Approximate market
                         )                 ) price per share      24,000       2,400         -             -        -          -
      Purchase of
          20,000
          treasury
          shares      X                                              -           -           -             -     (1,500)   360,164
      Net loss                                                       -           -           -         (42,175)     -          -

1992  Purchase of
          32,000
          treasury
          shares      X                                              -           -           -             -     (1,680)       -
      Net loss                                                       -           -           -         (41,705)     -          -
1993  Net loss                                                       -           -           -         (71,011)     -          -

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE: 19 of 31

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1997

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________  ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1994  Issuance of                                                           $          $           $            $         $
         stock           )Officer compen-  )Approximate market
         option          ) sation          ) price per share           -         -         6,250           -         -         -
      Net loss                                                         -         -           -         (43,793)      -         -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1994                                                8,314,660   831,465     352,872      (972,913)  (3,199)    208,225

1995  Issuance of
          shares         )Officer compen-  )Approximate market
                         ) sation          )price per share        153,846    15,385       4,615           -        -           -
      Purchase of
          65,000
          treasury
          shares     X                                                 -          -          -             -     (4,975)        -
      Net loss                                                         -          -          -         (30,728)     -           -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1995                                                8,468,506   846,850     357,487    (1,003,641)  (8,174)    192,522

1996  Net loss                                                         -         -           -         (39,963)     -           -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1996                                                8,468,506   846,850     357,487    (1,043,604)  (8,174)    152,559

1997  Expiration of
         stock option                                                  -         -        (6,250)          -        -        (6,250)
      Net loss                                                         -         -           -         (31,828)     -       (31,828)
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1997                                                8,468,506  $846,850   $ 351,237   $(1,075,432) $(8,174)  $(114,481)
                                                                 =========  =========  ==========  ===========  ========  ==========

*End Landscape Page Orientation And 9pt Type Size*

See accompanying notes to financial statements.
DOCUMENT PAGE: 20 of 31

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

The Company owns various patented and unpatented mining claims in Alaska. Placer mining of certain claims is performed by a lessee. The Company is considered to be a development stage company, as only nominal operations have occurred to date. Planned principal operations include lode mining of claims.

Gold Inventory:

Such asset, representing a mineral royalty received from a placer mining lease, is stated at net realizable market value. Inventory market value adjustments are included in royalty income.

Plant, Equipment, and Accumulated Depreciation:

Such assets are based at cost--cost determined by cash, cash items, or value received for shares of the Company's common stock issued therefor. The mine and mill buildings and equipment are located on Company-owned mining claims located in the Chandalar Mining District of Alaska. A small amount of office equipment is located at Company offices in Spokane, Washington.

Depreciation provisions ($-0- in 1997, $1,114 in 1996, and $1,127 in 1995)
are based on the straight-line method over 5- to 25-year periods. The total depreciation provisions for the years 1996 and 1995 were added to unrecovered promotional, exploratory, and development costs.

Unrecovered Promotional, Exploratory, and Development Costs:

Such unrecovered costs for construction of roads, airplane landing strips, development and exploration expenditures on the mining claims, and certain mining lease costs less certain cost recoveries (principally placer lease fees received) are based on cash expenditures and shares of the Company's common stock issued in payment of incurred and dollar-valued liabilities. Through December 31, 1997 and 1996, shares of common stock previously issued for unrecovered costs totalled 1,162,122 shares with a dollar value of $138,323.

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









DOCUMENT PAGE: 21 of 31

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Federal and Alaska Income Taxes:

Income tax is provided for the tax effects of transactions reported in the financial statements and consists of tax currently due plus deferred tax related to differences between the basis of assets and liabilities for financial and income tax reporting. The Company, for financial statement purposes, has reduced unrecovered exploratory and development costs by the excess of lease income over depreciation and sundry direct mine costs.
For income tax purposes, such items have been treated as income and expense. Also, accrued officers' compensation is not deductible for income tax purposes until paid. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A deferred tax asset, subject to a valuation allowance, is also recognized for tax-basis net operating losses being carried forward.
See note 7.
DOCUMENT PAGE: 22 of 31

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Loss Per Share:

Such amounts are computed based on the weighted average number of shares outstanding during the years (8,351,408 in 1997,1996, and 1995).
 Antidilutive stock option shares are excluded from the computation.


NOTE 2 -- LEASE OF MINING CLAIMS, MINE AND MILL BUILDINGS, AND EQUIPMENT:

Placer Mining Leases:

In October 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on three creek drainages. The lease provides for annual lease payments totalling $22,500 for ten years, with a forty-year renewal option. In addition to the lease payments, Gold Dust pays the Company an 8% royalty from placer gold production. Gold Dust may terminate, with advance notice, its lease rights on any or all of the claims. In May 1990, the Company entered into an addendum to the lease extending the lease to cover the remaining two placer drainages under the same terms and conditions of the original lease. At December 31, 1995, Gold Dust was in arrears for $10,500 of the 1995 lease payment. Such amount was reflected as a receivable at December 31, 1995, as it was received in February 1996. Beginning in 1996, Gold Dust's placer mining was limited to one creek drainage. Accordingly, the 1996 lease fee was $7,500, of which $4,009 was reflected as a cost recovery of unrecovered promotional, exploratory, and development costs (see note 1), and the remaining $3,491 was reported as lease income in the 1996 statement of operations.

During 1997, the Company also entered into a similar placer mining lease with Day Creek Mining Co. The 1997 lease fee received from this lessee totalled $14,982.

NOTE 3 -- RELATED PARTIES:

Included in expenses for the years presented are legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

Legal fees of Mr. Barnett charged to expense totalled $5,884 in 1997, $504 in 1996, and $279 in 1995. Accounts payable for unpaid legal fees totalled $19,052 and $13,168 at December 31, 1997 and 1996, respectively.


NOTE 4 -- COMMON STOCK:

In 1995, the Company's former president was issued 153,846 shares of common stock at $.13 per share in lieu of compensation for services of $20,000 from May 1, 1994 through May 31, 1995 ($4,000 in 1995 and
$16,000 in 1994).



DOCUMENT PAGE: 23 of 31

                      LITTLE SQUAW GOLD MINING COMPANY
                       (a development stage company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 -- COMMON STOCK  (continued):

The former president was also granted an option to acquire up to 250,000 restricted shares of the Company's common stock during the three-year period beginning June 1, 1994. The option was not exercised by June 1, 1997, and expired. Previously accrued stock option compensation of $6,250 was reversed as a reduction in management fees and expenses in 1997.


NOTE 5 -- NONCASH FINANCING ACTIVITIES:

Noncash financing activities consisted of the following:

1995:

Shares issued for accrued officer's compensation     $     20,000

NOTE 6 -- RECLAMATION COSTS:

The Company has accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 1997 and 1996. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.

NOTE 7 -- INCOME TAXES:

At December 31, 1997 and 1996, the Company had deferred tax assets of $110,000 which were fully reserved by valuation allowances. Following are the components of such assets and allowances:

                                                    December 31,
                                              ________________________
                                                 1997         1996
                                              ___________  ___________
Deferred tax assets arising from:

Unrecovered promotional, exploratory, and
  development costs                          $    56,000   $   56,000
Accrued compensation                              22,000       17,000
Net operating loss carryforwards                  42,000       42,000
                                              ___________  ___________
                                                 120,000      115,000
                                              ___________  ___________
Less valuation allowance                        (120,000)    (115,000)
                                              ___________  ___________

Net deferred tax assets                       $      -     $      -
                                              ===========  ===========

At December 31, 1997, the Company had federal tax-basis net operating loss carryforwards totalling approximately $285,000 which will expire in various amounts from 1998 through 2011. Changes in the deferred tax asset valuation allowance for 1997, 1996, and 1995 relate only to corresponding changes in deferred tax assets for those years.

DOCUMENT PAGE: 24 of 31









CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Little Squaw Gold Mining Company
Spokane, Washington

We hereby consent to the use of our opinion, dated March 2, 1998, on the financial statements of Little Squaw Gold Mining Company for the years ended December 31, 1997 and 1996 in the Company's Form 10-K for the year ended December 31, 1997

/s/LeMaster & Daniels, PLLC

Certified Public Accountants



Spokane, Washington
March 2. 1998












(This space left blank intentionally)




















DOCUMENT PAGE: 25 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants for over 10 years and there have been no disagreements regarding any matter or accounting principles or practices or financial statement disclosures.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS

(a)  Identification of Directors

Name (age)                 Position and Offices
of Director                Held (Year First Elected)  Principal Occupation
_________________________  _________________________  _______________________
Eskil Anderson (84)        President & Director       Consulting Geologist
                          (1972)                      Spokane, Washington

Stewart A. Jackson, PH.D   Vice President
(56)                       and Director               Mining Geologist
                           (October 1993)             Littleton, Colorado


Leonard C. Havlis (69)     Director                  Computer Programmer
                           (1972)                    Seattle School Dist.
                                                     Seattle, Washington

Ellamae Anderson (75)      Director                  Graduate Gemologist
                           (October, 1986)           and Gem Appraiser
                                                     Spokane, Washington

Hollis H. Barnett (58)     Secretary and Director    Attorney at Law
                           (October, 1986)           Campbell, Dille,
                                                     & Barnett
                                                     Puyallup, Washington

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as Directors.

(b)  Identification of Executive Officers

Name of Officer               Age       Office Held
___________________________   _______   __________________________
Eskil Anderson                  84      President

Stewart A. Jackson              56      Vice President

Hollis H. Barnett               58      Secretary

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as executive officers.
DOCUMENT PAGE: 26 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


(c)  Not Applicable.

(d) Eskil Anderson and Ellamae Anderson are husband and wife. Hollis H. Barnett is married to Eskil and Ellamae Anderson's daughter. There are no other "family relationships" as that term is defined under the instructions for Form 10-K existing between any of the Registrant's executive officers.

(e)(1) Eskil Anderson is an independent consulting geologist and has practiced as an independent consulting geologist for over 40 years.
He had served as President for the Registrant for many years and stepped down to allow Stewart Jackson to become President in May 1994. In April 1997, Mr. Anderson was again elected President.

Hollis H. Barnett is a practicing attorney, having practiced law for 29 years, and has served the Registrant as Director and Secretary since October, 1986.

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

(f)  Involvement in Certain Legal Proceedings:  None

(g)  Promoters and Control Person:  Not Applicable








DOCUMENT PAGE: 27 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


Item 11.     EXECUTIVE COMPENSATION

A summary of cash and other compensation for the Company's presidents (chief executive officer) for the first three most recent years as follows:

                          SUMMARY COMPENSATION TABLE

     Annual Compensation

Name and Principal        Fiscal                 All other
Position                  Year     Salary (a)    Compensation
________________________  _______  ___________   ________________

Eskil Anderson,            1997     $ 32,150            -0-
President (b)              1996     $ 34,800            -0-
                           1995     $ 20,300            -0-


Stewart Jackson,           1997     $     -0-           -0-
President (b)              1996     $     -0-           -0-
                           1995     $  4,000 (c)        -0-

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









(This space left blank intentionally)









DOCUMENT PAGE: 28 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners:

(b)  Security ownership of Management:


Title of       Name and Address      Amount and Nature of     Percent
Class          Beneficial Owner      Beneficial Ownership     of Class
_____________  ____________________  _______________________  ___________

Common         Eskil Anderson &
               Ellamae Anderson              784,577             9.4%
               Spokane, WA

Common        *Leonard Havlis                 50,466              .6%
               Seattle, WA

Common         Hollis H. Barnett             148,498             1.8%
               Puyallup, WA

Common         **Stewart Jackson             153,846             1.8%
               Littleton, CO

Common         Total of all officers       1,137,387 shares     13.6%
               and directors:
               of record beneficially

*In addition to the shares beneficially owned, Leonard C. Havlis, director, has the right to vote an additional 9,500 shares as custodian under the Uniform Gifts to Minors Act.

**In addition to the shares beneficially owned, Stewart Jackson, vice president and director, had an option to acquire up to 250,000 common shares during the period 5/1/94 to 4/1/97, after which time the option lapsed unexercised.

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



DOCUMENT PAGE: 29 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997

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

(c)  Not Applicable.

(d)  Not Applicable.






















(This space left blank intentionally)















DOCUMENT PAGE: 30 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1997



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

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: March __, 1997                     By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: March 24, 1998                     By: /s/ Hollis H. Barnett
                                         ____________________________________
                                         Hollis H. Barnett
                                         Secretary and Director

Date: March 24, 1998                     By: /s/ Stewart Jackson
                                         ____________________________________
                                         Stewart Jackson
                                         Director & Vice President

Date: March 24, 1998                     By: /s/ Leonard Havlis
                                         ____________________________________
                                         Leonard Havlis
                                         Director

Date: March 24, 1998                     By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Director









DOCUMENT PAGE: 31 of 31