Form 10-Q
period 1998-09-30
LITTLE SQUAW GOLD MINING CO
filed 1998-10-13
CIK 59860

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

                  For the quarterly period ended September 30, 1998

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 1998:   8,468,506, $0.10 par value per share













**************************************************************************

                        LITTLE SQUAW GOLD MINING COMPANY
                                 FORM 10-Q
                    For the Period Ended September 30, 1998

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None required.

Item 6.  Exhibits and Reports on Form 8-K.

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

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: October 9, 1998                    By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Date: October 9, 1998                    By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Corporate Secretary and Director