Form 10-K
period 1998-12-31
LITTLE SQUAW GOLD MINING CO
filed 1999-03-30
CIK 59860

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"

NOTE:  ADDITIONAL INSTRUCTIONS GIVEN WITHIN FOR CERTAIN FINANCIAL STATEMENT
       PAGES









(This space left blank intentionally)

START**************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

                        Commission File No. 001-06412

                       LITTLE SQUAW GOLD MINING COMPANY
      ________________________________________________________________
           (Exact name of Registrant as specified in its charter)

           Alaska                                        91-0742812
__________________________________          _________________________________
(State or other jurisdiction                      (I.R.S. Employer ID No.)
of incorporation or organization)

         933 West Third
         P.O. Box 184, Spokane, WA                         99210
________________________________________          ________________________
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (509) 624-2676

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

As of March 20, 1998, 8,351,403 shares of the Registrant's voting common stock, $.10 per share par value excluding stock held in treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant on such date was $417,570 (based on the average bid and asked prices on that date in the amount of $.05 per share).

Documents incorporated by reference - None.

*******************************************************************************

DOCUMENT PAGE: 1 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

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

DOCUMENT PAGE: 2 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease and the lessor currently has an operating lease only on the Big Creek and St. Mary's Creek drainages.

During 1996, 1997, and 1998, these placer mining operations were conducted on the Big Creek drainage.

In the late summer of 1997, a placer mining lease was executed by the registrant with DayCreek Mining Company, Inc., an Alaskan corporation. The lease includes the placer mining claims only for the Tobin Creek drainages, Big Squaw Creek and Little Squaw Creek drainages, but does not include the Big Creek and St. Mary's Creek drainages which are currently leased to Gold Dust Mines. Under the terms of the lease with DayCreek Mining Company, Inc., they are to enter into an extensive drilling program each year to determine the extent of the approvable placer reserves. This lease was not entered until the later part of the 1997 season, however the lessee was able to conduct a limited drilling program. Drilling was to have continued in 1998, however, the lessee was not able to conduct the drilling operations due to lack of finances, and a declaration of forfeiture was given to the lessees in February of 1999.

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


LODE OPERATION: The lode claims were last leased between 1979 and 1987. The total sales from the lodes from 1980 through 1983 was approximately 7,200 ounces of gold with gross revenues in excess of $2,000,000.00. The operations were not conducted properly and were not profitable to the Lessee, partly due to a cave-in on the Mikado mine in 1983. The Lessee concentrated on exploration in 1983 with very little activity in 1984 and 1985. The lode Mill has not been operated since 1986. The required assessment work on the lode operations was performed by the placer Lessee from 1985 through 1998.

At this time the Registrant is actively seeking a company that would be interested in exploring and developing lode claims as well as the remaining placer claims.

PLACER OPERATION: The current lessee of the Big Creek and St. Mary's Creek drainages, Gold Dust Mines, Inc., has had control of the placer operation since 1991, but commencing 1996 the placer lease is restricted to the Big Creek and St. Mary's Creek drainages. Lessee has experienced difficulty in mining on the scale originally contemplated as a result of loss of some of its financial backing. The lessee has been financing its mining operations primarily through the gold which it has recovered during its operations. During 1998, the lessee recovered a total of 251 ounces of placer gold from the Big Creek drainage. DOCUMENT PAGE: 3 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

During 1996, the lessee recovered a total of 699 ounces of placer gold from the Big Creek drainage. During 1995, lessee concentrated primarily on the St. Mary's drainage and Big Creek drainage and recovered a total of 403 ounces of Gold. In 1994 total gold recovered was 554 ounces The placer production for 1993 season was 249.5 ounces, the 1992 production was 838.5 ounces.

The lease with DayCreek Mining Company, Inc., for the placer claims required the lessee to do exploratory placer drilling on Little Squaw Creek and Big Squaw Creek. In 1997 some limited drilling was performed, but not the extent required by the lease. The report prepared by Gary Fitch, Economic Geologist, at Fairbanks, Alaska, stated that the drilling was completed between August 30, and October 5, of 1997. Fifteen (15) holes were drilled and sampled. Twelve (12) were on Little Squaw Creek and three (3) on Big Squaw Creek. The project summary included the following report on Little Squaw Creek:

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

The lessee was unable to meet any drilling requirements in 1998 and due to this breach, along with other specified breaches, the Lease was terminated by the Registrant. It is unknown whether the Registrant will need to seek a legal declaration of forfeiture at this time.

Total historical sales of gold from the entire district are about 82,192 ounces, the majority of which was produced by hand mining methods from the placer deposits prior to 1950.

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






DOCUMENT PAGE: 4 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

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

There are no legal proceedings pending, however the Registrant has given a termination of lease notice to Day Creek Mining Company and it is unknown at this time as to whether the Registrant will need to seek a legal declaration confirming the forfeiture.

Item  4.     Submission of Matters to a Vote of Security  Holders

There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of Registrant's fiscal year.

     PART  II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The common stock of the Registrant was always registered on the Spokane Stock Exchange, a national stock exchange, until the Spokane Stock Exchange ceased operating in 1991. The stock is now listed on the Spokane Quotation Service. The stock is also traded widely in various over-the-counter markets in the United States. The Spokane Quotation Service is not subject to any reporting quotation system, but the high and low bid and asked sale prices for the stock for each quarterly period during the past three years are as follows:





DOCUMENT PAGE: 5 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

Quarter            Lowest Price Reported       Highest Price Reported
First 1996                 .07                          .09
Second 1996                .07                          .10
Third 1996                 .06                          .13
Fourth 1996                .09                          .13

First 1997                 .09                          .09
Second 1997                .08                          .09
Third 1997                 .11                          .12
Fourth 1997                .07                          .08

First 1998                 .07                          .10
Second 1998                .08                          .10
Third 1998                 .08                          .09
Fourth 1998                .03                          .08

(b) As of December 31, 1998, there were approximately 3,591 holders of common stock of the Registrant.

(c) No dividends have been declared during the past two years, or to date, but there are no restrictions upon the issuer's ability to pay dividends if sufficient earnings become available.

(d) To date the Registrant has not had sufficient earnings to permit consideration of the payment of dividends.

Item  6.     Selected  Financial  Data

                          Years  Ended  December  31,
                  1998     1997      1996      1995       1994
Revenues        $28,311  $24,498   $21,297    $9,339   $13,348

Net  Loss       $30,681  $31,828   $39,963   $30,728   $43,793

Loss per share  $.00367  $.00376   $.00472   $.00368   $.00530

Total  Assets  $324,838 $313,485  $304,488  $311,826  $320,712

Long-Term
Obligations           0        0          0        0         0

Cash  Dividend
Declared  per
share.                0        0          0        0         0





DOCUMENT PAGE: 6 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998


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

There is a small portion of the property next to the millsite, which has been identified by the state as requiring cleanup. The estimated cost for cleanup is $20,000.00-30,000.00, and registrant is waiting until lode operations resume to perform the cleanup. Registrant has no long term debt, and has sufficient current assets to meet anticipated expenses during 1997.

Item  8.     Financial  Statements  and  Supplementary  Data  Index to Financial
Statements

Independent  Auditors'  Report                                                 8

Balance  Sheets,  December  31,  1998  and  1997                               9

Financial  Statements  for  the  Years  Ended
December  31,  1998,  1997,  1996,  and  from
inception  (March  26,  1959)  through  December
31,  1998:

Statements  of  Operations.                                                   10

Statements  of  Cash  Flows.                                               11-12

Statement  of  Stockholders'  Equity                                       13-19

Notes  to  Financial  Statements                                           20-23

Consent of Auditors                                                           24














DOCUMENT PAGE: 7 of 30

                      INDEPENDENT  AUDITORS'  REPORT




Stockholders  and  Board  of  Directors
Little  Squaw  Gold  Mining  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998, and for the period from March 26, 1959 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reason-able basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and the period from March 26, 1959 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.



/S/ LeMASTER  &  DANIELS  PLLC
Certified  Public  Accountants



Spokane,  Washington
March  10,  1999











DOCUMENT PAGE: 8 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)

BALANCE SHEETS
                                                            December 31,
                                                  -------------------------------
                                                         1998           1997
                                                  ----------------  -------------
ASSETS
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . .  $        25,376   $    19,014
Cash investment. . . . . . . . . . . . . . . . .           10,000        10,000
Account receivable, other. . . . . . . . . . . .              181             -
Gold inventory . . . . . . . . . . . . . . . . .           25,281        20,471
                                                  ----------------  ------------
Total current assets . . . . . . . . . . . . . .           60,838        49,485
                                                  ----------------  ------------
PLANT, EQUIPMENT, AND MINING CLAIMS:
Mine buildings . . . . . . . . . . . . . . . . .           25,911        25,911
Mining and other equipment . . . . . . . . . . .          141,692       141,692
                                                  ----------------  ------------
                                                          167,603       167,603
Less accumulated depreciation. . . . . . . . . .          167,603       167,603
                                                  ----------------  ------------
                                                                -             -
Mining claims. . . . . . . . . . . . . . . . . .          264,000       264,000
                                                  ----------------  ------------
                                                          264,000      264,000
                                                  ----------------  ------------
                                                  $       324,838   $   313,485
                                                  ================  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable, related party. . . . . . . . .  $        20,759   $    20,060
Accrued payroll. . . . . . . . . . . . . . . . .          186,250       147,850
Accrued and withheld payroll taxes . . . . . . .           14,029        11,094
Other accrued expense. . . . . . . . . . . . . .           20,000        20,000
                                                  ----------------  ------------
Total current liabilities. . . . . . . . . . . .          241,038       199,004
                                                  ----------------  ------------
CONTINGENCY                                                     -             -
STOCKHOLDERS' EQUITY:
Common stock--12,000,000 shares, $.10 par value,
authorized; 8,468,506 shares issued. . . . . . .          846,850       846,850
Additional paid-in capital . . . . . . . . . . .          351,237       351,237
Deficit accumulated during the development stage       (1,106,113)   (1,075,432)
                                                  ----------------  ------------
                                                           91,974       122,655
Less treasury stock, 117,103 shares, at cost . .            8,174         8,174
                                                  ----------------  ------------
Total stockholders' equity . . . . . . . . . . .           83,800       114,481
                                                  ----------------  ------------
                                                      $   324,838   $   313,485
                                                  ================  ============

See  accompanying  notes  to  financial  statements.

DOCUMENT PAGE: 9 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY

(a  development  stage  company)

STATEMENTS  OF  OPERATIONS


                                                                       From Inception
                                                                      (March 26, 1959)
                                        Years Ended December 31,           Through
                                       ----------------------------      December 31,
                                        1998        1997     1996            1998
                                       ---------  --------  -------  ------------------
REVENUES:

Royalties, net. . . . . . . . . . . .  $ 4,811   $  2,016  $17,806  $          398,163
Management fees . . . . . . . . . . .        -          -        -               4,500
Stock transfer fees . . . . . . . . .        -          -        -              16,586
Interest income . . . . . . . . . . .    1,000          -        -              25,341
Gold sales and sundry . . . . . . . .        -          -        -               7,642
Lease and rental. . . . . . . . . . .   22,500     22,482    3,491              99,330
                                       ---------  --------  -------  ------------------

                                        28,311     24,498   21,297             551,562
                                       ---------  --------  -------  ------------------

EXPENSES:

Management fees and salaries. . . . .   38,400     32,150   38,400             801,757
Directors' fees . . . . . . . . . . .        -          -        -              63,775
Professional services . . . . . . . .    7,330     11,579    5,854             253,228
Telephone . . . . . . . . . . . . . .      408        353      357              23,947
Interest. . . . . . . . . . . . . . .        -          -        -              35,986
Office and other rent . . . . . . . .    3,048      3,012    2,904              54,027
Office supplies and expense . . . . .    1,806      1,586    2,390             125,986
Taxes, payroll and other. . . . . . .    3,538      3,523    4,394              81,698
Travel and meetings . . . . . . . . .      897        495    2,260              57,614
Depreciation. . . . . . . . . . . . .        -          -        -               5,248
Reclamation and miscellaneous . . . .    3,565      3,628    4,701              71,071
Loss on partnership venture . . . . .        -          -        -              53,402
Equipment repairs . . . . . . . . . .        -          -        -              25,170
Royalties . . . . . . . . . . . . . .        -          -        -               1,381
Insurance . . . . . . . . . . . . . .        -          -        -               1,157
Amortization of organization costs. .        -          -        -                 483
Contract labor, supplies, and freight        -          -        -               1,745
                                       ---------  --------  -------  ------------------
                                        58,992     56,326   61,260           1,657,675
                                       ---------  --------  -------  ------------------

NET LOSS. . . . . . . . . . . . . . .  $30,681    $ 31,828  $39,963  $        1,106,113
                                       =========  ========  =======  ==================

Loss per share of stock outstanding .  $.00367    $ .00376  $.00472
                                       =========  ========  =======



See  accompanying  notes  to  financial  statements.

DOCUMENT PAGE: 10 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)


STATEMENTS  OF  CASH  FLOWS

                                                                From Inception

  (March 26, 1959)
                                        Years Ended December 31,             Through
                                       -------------------------------     December 31,
                                          1998        1997      1996          1998
                                       ----------  ---------  --------  ----------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . $(30,681)  $(31,828)  $(39,963)  $   (1,106,113)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Depreciation and amortization . . . . .        -          -          -            5,733
Stock and options issued for
salaries and fees . . . . . . . . . . .        -     (6,250)         -          184,782
(Increase) decrease in current assets:
Accounts receivable . . . . . . . . . .     (181)       285     10,215             (181)
Inventory . . . . . . . . . . . . . . .   (4,810)    (2,016)   (17,807)         (25,281)
Increase in current liabilities:
Accounts payable. . . . . . . . . . . .      699      6,224      1,171           20,759
Accrued payroll . . . . . . . . . . . .   38,400     38,400     28,750          186,250
Accrued and withheld
payroll taxes . . . . . . . . . . . . .    2,935      2,451      2,704           14,029
Other accrued expense . . . . . . . . .        -          -          -           20,000
                                       ----------  ---------  --------  ----------------
Net cash provided by
(used in) operating
activities. . . . . . . . . . . . . . .    6,362      7,266    (14,930)        (700,022)
                                       ----------  ---------  --------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts attributable to unrecovered
promotional, exploratory, and
development costs . . . . . . . . . . .        -          -      4,009          626,942
Sale of equipment . . . . . . . . . . .        -          -          -           60,000
Investment in certificates of deposit .        -    (10,000)         -          (10,000)
Additions to plant, equipment, and
unrecovered promotional,
exploratory, and development costs. . .        -          -          -         (343,368)
                                       ----------  ---------  --------  ----------------
Net cash provided by
(used in) investing
activities. . . . . . . . . . . . . . .        -    (10,000)     4,009          333,574
                                       ----------  ---------  --------  ----------------









See  accompanying  notes  to  financial  statements.

DOCUMENT PAGE: 11 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)

STATEMENTS  OF  CASH  FLOWS (Continued)

                                                                         From Inception
                                                                        (March 26, 1959)
                                        Years Ended December 31,             Through
                                       -------------------------------     December 31,
                                          1998        1997      1996          1998
                                       ----------  ---------  --------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock. . . . . . . .        -          -          -          400,481
Acquisition of treasury stock . . . . .        -          -          -           (8,174)
Organizational costs. . . . . . . . . .        -          -          -             (483)
                                       ----------  ---------  --------  ----------------
Net cash provided by
financing activities. . . . . . . . . .        -          -          -          391,824
                                       ----------  ---------  --------  ----------------
NET INCREASE (DECREASE) IN CASH . . . .    6,362     (2,734)   (10,921)          25,376

CASH, BEGINNING OF YEAR/PERIOD. . . . .   19,014     21,748     32,669                -
                                       ----------  ---------  --------  ----------------


CASH, END OF YEAR/PERIOD. . . . . . . .$  25,376   $ 19,014   $ 21,748   $       25,376
                                       ==========  =========  =========  ===============































See  accompanying  notes  to  financial  statements.

DOCUMENT PAGE: 12 of 30

*Begin Landscape Page Orientation And 9pt Type Size*
LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity
From Inception (March 26, 1959) through December 31, 1998

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

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE: 13 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

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


DOCUMENT PAGE: 14 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

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


DOCUMENT PAGE: 15 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

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

DOCUMENT PAGE: 16 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

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


DOCUMENT PAGE: 17 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

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

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE: 18 of 30

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1998

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ______________________  Assignment of Amount  ____________________  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
____  ___________  ____  ________________  ____________________  _________  _________  __________  ___________  ________  _________
1994  Issuance of                                                           $          $           $            $         $
         stock           )Officer compen-  )Approximate market
         option          ) sation          ) price per share           -         -         6,250           -         -         -
      Net loss                                                         -         -           -         (43,793)      -         -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1994                                                8,314,660   831,465     352,872      (972,913)  (3,199)    208,225

1995  Issuance of
          shares         )Officer compen-  )Approximate market
                         ) sation          )price per share        153,846    15,385       4,615           -        -           -
      Purchase of
          65,000
          treasury
          shares     X                                                 -          -          -             -     (4,975)        -
      Net loss                                                         -          -          -         (30,728)     -           -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1995                                                8,468,506   846,850     357,487    (1,003,641)  (8,174)    192,522
1996  Net loss                                                         -         -           -         (39,963)     -           -
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1996                                                8,468,506   846,850     357,487    (1,043,604)  (8,174)    152,559

1997  Expiration of
         stock option                                                  -         -        (6,250)          -        -        (6,250)
      Net loss                                                         -         -           -         (31,828)     -       (31,828)
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1997                                                8,468,506  $846,850   $ 351,237   $(1,075,432) $(8,174)  $(114,481)
1998  Net loss                                                         -         -            -        (30,681)     -       (30,681)
                                                                 _________  _________  __________  ___________  ________  _________
Balances,
December 31, 1998                                                8,468,506  $846,850   $ 351,237   $(1,106,113) $(8,174)  $  83,800
                                                                 =========  =========  ==========  ===========  ========  =========

*End Landscape Page Orientation And 9pt Type Size*
See accompanying notes to financial statements.
DOCUMENT PAGE: 19 of 30

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

Depreciation provisions ($-0- in 1998, $-0- in 1997, and $1,114 in 1996) are based on the straight-line method over 5- to 25-year periods. The total depreciation provision for the year 1996 was added to unrecovered promotional, exploratory, and development costs.

Unrecovered  Promotional,  Exploratory,  and  Development  Costs:

Such  unrecovered  costs  for  construction  of  roads, airplane landing strips, development and exploration expenditures on the mining claims, and certain mining lease costs less certain cost recoveries (principally placer lease fees received) are based on cash expenditures and shares of the Company's common stock issued in payment of incurred and dollar-valued liabilities. Through December 31, 1998 and 1997, shares of common stock previously issued for unrecovered costs totalled 1,162,122 shares with a dollar value of $138,323.

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

Mining  Claims:

In April 1978, the Company acquired certain patented and unpatented mining claims located in the Chandalar Mining District from a partnership, a member of which is an officer/stockholder of the Company. In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued shares. A 2 percent gross royalty interest was retained by the partner-ship. Management assigned a value of $40,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assign-ing values was not determinable.

DOCUMENT PAGE: 20 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)

NOTES TO FINANCIAL STATEMENTS

NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES: (Continued)

Mining Claims (Continued)

In May 1972, the Company acquired from a corporation and various individuals certain patented and unpatented mining claims located in the Chandalar Mining District which were previously leased. Under the terms of the acquisition agreement, the Company issued 2,240,000 shares of its previously unissued (2,114,312) shares and treasury (125,688) shares and transferred certain placer mining equipment for such claims. In 1975, effective as of January 1, 1974, management assigned a value of $224,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assign-ing values was not determinable.

Deficit  Accumulated  During  the  Development  Stage:

Such net expenditures, which have not been capitalized, relate to management fees and officers' salaries, office expenses, general legal and accounting, stock transfer costs, certain nominal amounts of net royalties and equipment rentals, and loss on an investment in a limited partner-ship.

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

Federal  and  Alaska  Income  Taxes:

Income tax is provided for the tax effects of transactions reported in the financial statements and consists of tax currently due plus deferred tax related to differences between the basis of assets and liabilities for financial and income tax reporting. The Company, for financial statement purposes, has reduced unrecovered exploratory and development costs by the excess of lease income over depreciation and sundry direct mine costs. For income tax purposes, such items have been treated as income and expense. Also, accrued officers' compensation is not deductible for income tax purposes until paid. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A deferred tax asset, subject to a valuation allowance, is also recognized for tax-basis net operating losses being carried forward. See note 6.

Loss  Per  Share:

Such  amounts  are  computed  based  on  the  weighted  average number of shares
outstanding   during    the   years   (8,351,403  in  1998,  1997,   and  1996).
Antidilutive stock option shares in 1996 are excluded from the computation.



DOCUMENT PAGE: 21 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)

NOTES TO FINANCIAL STATEMENTS

NOTE  2  --  LEASE  OF  MINING  CLAIMS,  MINE AND MILL BUILDINGS, AND EQUIPMENT:

Placer  Mining  Leases:

In October 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on three creek drainages. The lease provides for annual lease payments totalling $22,500 for ten years, with a forty-year renewal option. In addition to the lease payments, Gold Dust pays the Company an 8 percent royalty from placer gold production. Gold Dust may terminate, with advance notice, its lease rights on any or all of the claims. In May 1990, the Company entered into an addendum to the lease extending the lease to cover the remaining two placer drainages under the same terms and conditions of the original lease. Beginning in 1996, Gold Dust's placer mining was limited to one creek drainage. Accordingly, the 1996 lease fee was $7,500, of which $4,009 was reflected as a cost recovery of unrecovered promotional, exploratory, and development costs (see note 1), and the remaining $3,491 was reported as lease income in the 1996 statement of operations. Lease fees of $7,500 for both 1997 and 1998 have been reported as lease income in the statements of operations.

During 1997, the Company also entered into a similar placer mining lease with Day Creek Mining Co. The lease fee received from this lessee totalled $14,982 for 1997 and $15,000 for 1998, which are reported as lease income in the statements of operations.

NOTE  3  --  RELATED  PARTIES:

Included in expenses for the years presented are legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

Legal fees of Mr. Barnett charged to expense totalled $1,525 in 1998, $5,884 in 1997, and $504 in 1996. Accounts payable for unpaid legal fees totalled $20,577 and $19,052 at December 31, 1998 and 1997, respectively.

NOTE  4  --  COMMON  STOCK:

The Company's former president was granted an option to acquire up to 250,000 restricted shares of the Company's common stock during the three-year period beginning June 1, 1994. The option was not exercised by June 1, 1997, and expired. Previously accrued stock option compensation of $6,250 was reversed as a reduction in management fees and expenses in 1997.

NOTE  5  --  RECLAMATION  COSTS:

The Company has accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 1998 and 1997. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.






DOCUMENT PAGE: 22 of 30

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)

NOTES TO FINANCIAL STATEMENTS

NOTE  6  --  INCOME  TAXES:

At December 31, 1998 and 1997, the Company had deferred tax assets which were fully reserved by valuation allowances. Following are the components of such assets and allowances:

                                                            December 31,
                                                        1998           1997
                                                   --------------  -------------
Deferred tax assets arising from:

Unrecovered promotional, exploratory, and
development costs                                  $      56,000   $     56,000
Accrued compensation                                      27,000         22,000
Net operating loss carryforwards                          42,000         42,000
                                                   --------------  -------------
                                                         125,000        120,000
                                                   --------------  -------------
Less valuation allowance                                (125,000)      (120,000)
                                                   --------------  -------------
Net deferred tax assets                            $           -   $          -
                                                   ==============  =============


At December 31, 1998, the Company had federal tax-basis net operating loss carryforwards totalling approximately $270,000 which will expire in various amounts from 1999 through 2018. Changes in the deferred tax asset valuation allowance for 1998, 1997, and 1996 relate only to corresponding changes in deferred tax assets for those years.























DOCUMENT PAGE: 23 of 30

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Little Squaw Gold Mining Company
Spokane, Washington

We hereby consent to the use of our opinion, dated March 10, 1999, on the financial statements of Little Squaw Gold Mining Company as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, and for the period ended from March 26, 1959 (inception) through December 31, 1998, in the Company's Form 10-K for the year ended December 31, 1998.

/s/LeMaster & Daniels, PLLC

Certified Public Accountants



Spokane, Washington
March 10, 1999












(This space left blank intentionally)




















DOCUMENT PAGE: 24 of 31

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

Item  9.     Disagreements  on  Accounting  and  Financial  Disclosure

There has been no change in accountants for over 10 years and there have been no disagreements regarding any matter or accounting principles or practices or financial statement disclosures.


     PART  III

Item  10.     Directors  and  Executive  Officers

(a)  Identification  of  Directors

Name  (age)             Position  and  Offices
of  Director            Held  (Year  First  Elected)    Principal Occupation
Eskil  Anderson (85)    President  &  Director          Consulting  Geologist
                        (1972)                          Spokane, Washington

Stewart  A.  Jackson    Vice  President
PH.D.                   and  Director  (October     Mining  Geologist
(57)                    1993)                       Littleton,  Colorado

Leonard  C.  Havlis     Director                   Computer  Programmer
(70)                    1972                       Seattle  School  Dist.
                                                   Seattle,  Washington

Ellamae  Anderson       Director                   Graduate  Gemologist
(76)                    October,  1986             and  Gem  Appraiser
                                                   Spokane,  Washington

Hollis  H.  Barnett     Secretary  and  Director   Attorney  at  Law
(59)                    October,  1986             Campbell,  Dille, & Barnett
                                                   Puyallup,  Washington

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as Directors.

(b)  Identification  of  Executive  Officers

Name  of  Officer          Age                Office  Held
Eskil  Anderson            85                 President

Stewart  A.  Jackson       57                 Vice  President

Hollis  H.  Barnett        59                 Secretary

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as executive officers.
DOCUMENT PAGE: 25 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

(c)  Not  Applicable.

(d) Eskil Anderson and Ellamae Anderson are husband and wife. Hollis H. Barnett is married to Eskil and Ellamae Anderson's daughter. There are no other "family relationships" as that term is defined under the instructions for Form 10-K existing between any of the Registrant's executive officers.

(e)(1) Eskil Anderson is an independent consulting geologist and has practiced as an independent consulting geologist for over 40 years. He had served as President for the Registrant for many years and stepped down to allow Stewart Jackson to become President in May 1994. In April 1996, Mr. Anderson was again elected President.

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

(f)  Involvement  in  Certain  Legal  Proceedings:  None

(g)  Promoters  and  Control  Person:  Not  Applicable

Item  11.     Executive  Compensation

A summary of cash and other compensation for the Company's president (chief executive officer) for the first three most recent years as follows:






DOCUMENT PAGE: 26 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

<caption
                     SUMMARY COMPENSATION TABLE
                       Annual Compensation

Name and Principal      Fiscal                        All other
Position                Year        Salary (a)        Compensation
                        1998        $34,850              -0-
Eskil Anderson,         1997        $34,850              -0-
President               1996        $34,800              -0-

Each other executive
officer having over
$100,000 of annual
compensation                        None                 None

(a)  Salary  includes  both  cash  and  accrued  salary  for  the  year.

(b) Compensation for services for the period of May 1, 1994 to April 1, 1995, was paid through the issuance of 153,846 shares of authorized but unissued common stock at a price of $.13 per share.

(c) For the period 1993-1999 there is accrued salary owed to Eskil Anderson of $164,650; and to Ellamae Anderson for secretary services of $21,600; and the sum of $20,576.90 to Hollis Barnett for legal services.

Item  12.     Security  Ownership  of  Certain  Beneficial Owners and Management

(a)  Security  ownership  of  certain  beneficial  owners:

(b)  Security  ownership  of  Management:

Title of       Name  and  Address    Amount  and  Nature  of        Percent
Class          Beneficial  Owner     Beneficial  Ownership          of  Class
Common         Eskil Anderson &
               Ellamae Anderson          784,577                      9.4%
               Spokane, WA

Common         *Leonard Havlis            50,466                       .6%
               Seattle, WA

Common         Hollis H. Barnett         148,498                      1.8%
               Puyallup, WA

Common         Stewart Jackson           153,846                      1.8%
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

DOCUMENT PAGE: 27 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998

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

(c)  Not  Applicable.

(d)  Not  Applicable.

(e)  The company has determined it does not have a Y2K disclosure requirement.

















DOCUMENT PAGE: 28 of 30

                        LITTLE SQUAW GOLD MINING COMPANY
                                   FORM 10K
                     For the Period Ended December 31, 1998


******************************************************************************
                                  SIGNATURES
******************************************************************************

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: March 22, 1997                     By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: March 22, 1999                     By: /s/ Hollis H. Barnett
                                         ____________________________________
                                         Hollis H. Barnett
                                         Secretary and Director

Date: March 22, 1999                     By: /s/ Stewart Jackson
                                         ____________________________________
                                         Stewart Jackson
                                         Director & Vice President

Date: March 22, 1999                     By: /s/ Leonard Havlis
                                         ____________________________________
                                         Leonard Havlis
                                         Director

Date: March 22, 1999                     By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Director










DOCUMENT PAGE: 29 of 30