Form 10-Q
period 1999-03-31
LITTLE SQUAW GOLD MINING CO
filed 1999-04-15
CIK 59860

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

                  For the quarterly period ended March 31, 1999

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of March 31, 1999:   8,351,403, $0.10 par value per share













**************************************************************************

                        LITTLE SQUAW GOLD MINING COMPANY
                                 FORM 10-Q
                    For the Period Ended March 31, 1999

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

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: April 14, 1999                     By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Date: April 14, 1999                     By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Corporate Secretary and Director