Form 10-K
period 1999-12-31
LITTLE SQUAW GOLD MINING CO
filed 2000-04-13
CIK 59860

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

                 For the fiscal year ended December 31, 1999

                        Commission File No. 001-06412

                       LITTLE SQUAW GOLD MINING COMPANY
      ----------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Alaska                                        91-0742812
----------------------------------          ---------------------------------
(State or other jurisdiction                      (I.R.S. Employer ID No.)
of incorporation or organization)

         933 West Third
         P.O. Box 184, Spokane, WA                         99210
----------------------------------------          ------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (509) 624-2676

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

As of March 14, 2000, 8,351,403 shares of the Registrant's voting common stock, $.10 per share par value excluding stock held in treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant on such date was $835,140.00 (based on the average bid and asked prices on that date in the amount of $.10 per share (low $.06-high $.14).

Documents incorporated by reference - None.

*******************************************************************************

DOCUMENT PAGE: 2 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999

                                     PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

     (a)  General  Description  of  Business

     The Registrant is the owner in fee of 445 acres of patented gold mining claims consisting of twenty-two (22) claims and one millsite, and controls another 2,160 acres of unpatented gold mining claims consisting of fifty four
(54) 40 acre State of Alaska Unpatented claims. The mining properties are located approximately 188 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District. The center of the district is approximately 70 miles north of the Arctic Circle.

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


DOCUMENT PAGE: 3 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


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

     During 1996 to 1999, these placer mining operations were conducted on the Big Creek drainage.

     In the late summer of 1997, a placer mining lease was executed by the registrant with DayCreek Mining Company, Inc., an Alaskan corporation. The lease included the placer mining claims only for the Tobin Creek drainages, Big Squaw Creek and Little Squaw Creek drainages, but did not include the Big Creek and St. Mary's Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease and only a minimum amount of drilling was performed the first year with some good results. Due to lack of finances the lessee could not comply with the drilling requirements in 1998 and the lease was terminated in 1999 by lessor giving a declaration of forfeiture to the lessees in February of 1999.Lessees have not legally contested the declaration of forfeiture.

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

     LODE OPERATION: The lode claims were last leased between 1979 and 1987. The total sales from the lodes from 1980 through 1983 was approximately 7,200 ounces of gold with gross revenues in excess of $2,000,000.00. The operations were not conducted properly and were not profitable to the Lessee, partly due to a cave-in on the Mikado mine in 1983. The Lessee concentrated on exploration in 1983 with very little activity in 1984 and 1985. The lode Mill has not been operated since 1986. The required assessment work on the lode operations was performed by the placer Lessee from 1985 through 1999.

          At this time the Registrant is seeking a company that would be interested in exploring and developing lode claims as well as the remaining placer claims.





DOCUMENT PAGE: 4 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


     PLACER OPERATION: The current lessee of the Big Creek and St. Mary's Creek drainages, Gold Dust Mines, Inc., has had control of the placer operation since 1991, but commencing 1996 the placer lease is restricted to the Big Creek and St. Mary's Creek drainages. Lessee has experienced difficulty in mining on the scale originally contemplated as a result of loss of some of its financial backing. The lessee has been financing its mining operations primarily through the gold which it has recovered during its operations. During the 1999 season the Lessee, due to lack of adequate financing, had substantial mechanical problems with equipment which prevented mining for most of the season. According to the lessee's records they mined from mid August to September 19th. Lessee spent 259 equipment hours processing 10,130 yards and the lessee recovered 145.3 ounces of gold. The lessee claimed not to have made expenses. The Owner of the lessee corporation is Mr. and Mrs. Del Ackels, and they have now filed for personal bankruptcy at the end of the 1999 year. Lessee's owe some back rental for the 1999 year.

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

     The 1997 lease with Day Creek Mining Company, Inc., for the placer claims required the lessee to do exploratory placer drilling on Little Squaw Creek and Big Squaw Creek. In 1997 some limited drilling was performed, but not the extent required by the lease. The report prepared by Gary Fitch, Economic Geologist, at Fairbanks, Alaska, stated that the drilling was completed between August 30, and October 5, of 1997. Fifteen (15) holes were drilled and sampled. Twelve (12) were on Little Squaw Creek and three (3) on Big Squaw Creek. The project summary included the following report on Little Squaw Creek:

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

The lessee was unable to meet any drilling requirements in 1998 and due to this breach, along with other specified breaches, the Lease was terminated by the Registrant. Lessee has not legally contested the termination.
     Total historical sales of gold from the entire district are about 82,337 ounces, the majority of which was produced by hand mining methods from the placer deposits prior to 1950.

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

DOCUMENT PAGE: 5 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


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

     The Registrant currently owns in fee 21 twenty-acre patented lode claims, 1 twenty-acre patented placer claim, and l five-acre patented mill site. In addition Registrant holds 54 forty-acre unpatented state claims. During the fourth quarter of 1999 Registrant abandoned 51 of the unpatented lode and placer claims which the president deemed to be non-essential to the overall operations in the district, and which did not justify the expense to the State of Alaska. The lode mining claims were located to control the known gold bearing zones, in an area approximately three miles by seven miles, except for seven State of Alaska unpatented mining claims, which have never been owned by Registrant, and which are owned by Registrant's predecessor in title.

The placer mining claims of the Registrant cover the four major drainages radiating from the area in which the lode mining claims are situated, and include all areas that were the subject of placer mining operations by predecessors of the Registrant, as well as substantial portions of these drainages that have never been mined.


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

ITEM  3.     LEGAL  PROCEEDINGS

     There are no legal proceedings pending, however the status of the lease with Gold Dust Mines is unsure, as the lessee is delinquent in lease payments and actions required to be taken.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the security holders of Registrant during the fourth quarter of Registrant's fiscal year.




DOCUMENT PAGE: 6 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999

                                     PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The common stock of the Registrant was always registered on the Spokane Stock Exchange, a national stock exchange, until the Spokane Stock Exchange ceased operating in 1991. The stock is now listed on the Spokane Quotation Service. The stock is also traded widely in various over-the-counter markets in the United States. The Spokane Quotation Service is not subject to any reporting quotation system, but the high and low sales prices for the stock for each quarterly period during the past three years are as follows:

QUARTER                 LOWEST  PRICE  REPORTED     HIGHEST  PRICE  REPORTED
--------------          -----------------------     ------------------------
First     1997                    .09                         .09
Second    1997                    .08                         .09
Third     1997                    .11                         .12
Fourth    1997                    .07                         .08

First     1998                    .07                         .10
Second    1998                    .08                         .10
Third     1998                    .08                         .09
Fourth    1998                    .03                         .08

First     1999                    .03                         .05
Second    1999                    .05                         .05
Third     1999                    .05                         .05
Fourth    1999                    .05                         .05

     (b) As of December 31, 1999, there were approximately 3,671 holders of common stock of the Registrant.

     (c) No dividends have been declared during the past two years, or to date, but there are no restrictions upon the issuer's ability to pay dividends if sufficient earnings become available.

     (d) To date the Registrant has not had sufficient earnings to permit consideration of the payment of dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA

                                        YEARS  ENDED  DECEMBER  31,
                     ----------------------------------------------------------
                        1999        1998        1997        1996        1995
                     ----------  ----------  ----------  ----------  ----------
Revenues             $   1,185   $  28,311   $  24,498   $  21,297   $   9,339
Net  Loss            $  57,812   $  30,681   $  31,828   $  39,963   $  30,728
Loss  per  share  .  $  .00683   $  .00367   $  .00376   $  .00472   $  .00368
Total  Assets        $ 307,622   $ 324,838   $ 313,485   $ 304,488   $ 311,826
Long-Term Obligations        0           0           0           0           0
Cash Dividend
Declared per share           0           0           0           0           0

DOCUMENT PAGE: 7 of 28

                        LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     All of the Registrant's lode properties are still in development stages. The management has full control of all of the lode properties, and intends to resume lode operations and placer operations on the open placer claims as soon as a competent and adequately financed operator can be located. Management has entered into discussions with prospective companies for lease of the lode and placer operations. The location of the mining claims, together with the permafrost found throughout the district, substantially increases the mining costs.

     Management is still discussing with Gold Dust mines the breaches to the lease and a determination will be made in the near future as to what action should be taken concerning that lease.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA  INDEX TO FINANCIAL
             STATEMENTS

                                                                      Page
                                                                      ----

Independent  Auditors'  Report                                          9

Balance  Sheets,  December  31,  1999  and  1998                       10

Financial  Statements  for  the  Years  Ended
December  31,  1999,  1998,  1997,  and  from
inception  (March  26,  1959)  through  December
31,  1999:

     Statements  of  Operations.                                       11

     Statements  of  Cash  Flows.                                      12

     Statement  of  Stockholders'  Equity                           13-20

     Notes  to  Financial  Statements                               21-24









DOCUMENT PAGE: 8 of 28

INDEPENDENT  AUDITORS'  REPORT




Stockholders  and  Board  of  Directors
Little  Squaw  Gold  Mining  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999, and for the period from March 26, 1959 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and the period from March 26, 1959 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring net losses and its current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lemaster & Daniels

     Certified  Public  Accountants



Spokane,  Washington
March  8,  2000




See  accompanying  notes  to  financial  statements.
DOCUMENT PAGE: 9 of 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
BALANCE  SHEETS

                                                            December 31,
                                                  -------------------------------
                                                         1999           1998
                                                  --------------    -------------
ASSETS

CURRENT  ASSETS:
Cash                                              $       7,353     $     25,376
Cash  investment                                         10,000           10,000
Account  receivable,  other                                 398              181
Gold  inventory                                          25,871           25,281
                                                  --------------    -------------
Total  current  assets                                   43,622           60,838
                                                  --------------    -------------
PLANT,  EQUIPMENT,  AND  MINING  CLAIMS:
Mine  buildings                                          25,911           25,911
Mining  and  other  equipment                           141,692          141,692
                                                  --------------    -------------
                                                        167,603          167,603
Less  accumulated  depreciation                         167,603          167,603
                                                  --------------    -------------
                                                            -                -
Mining  claims                                          264,000          264,000
                                                  --------------    -------------
                                                        264,000          264,000
                                                  --------------    -------------
                                                  $     307,622     $    324,838
                                                  ==============    =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
Accounts  payable,  related  party                $      20,018     $     20,759
Accrued  payroll                                        224,650          186,250
Accrued  and  withheld  payroll  taxes                   16,966           14,029
Other  accrued  expense                                  20,000           20,000
                                                  --------------    -------------
Total  current  liabilities                             281,634          241,038
                                                  --------------    -------------
CONTINGENCY                                                 -                -
STOCKHOLDERS'  EQUITY:
Common  stock--12,000,000  shares,
  $.10  par  value, authorized;
  8,468,506  shares  issued                             846,850         846,850
Additional  paid-in  capital                            351,237         351,237
Deficit accumulated during the development stage     (1,163,925)      (1,106,113)
                                                  --------------    -------------
                                                         34,162          91,974
Less  treasury stock, 117,103 shares, at cost             8,174           8,174
                                                  --------------    -------------
Total  stockholders'  equity                             25,988          83,800
                                                  --------------    -------------
                                                  $     307,622     $    324,838
                                                  ==============    ==============

                   See  accompanying  notes  to  financial  statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
STATEMENTS  OF  OPERATIONS

                                                                      From Inception
                                                                     (March 26, 1959)
                                        Years Ended December 31,          Through
                                       -----------------------------     December 31,
                                        1999        1998     1997           1999
                                       ---------  --------  --------  ------------------
REVENUES:

Royalties,  net                        $    589   $  4,811  $  2,016  $       398,752
Management  fees                            -          -         -              4,500
Stock  transfer  fees                       -          -         -             16,586
Interest  income                            596      1,000       -             25,937
Gold  sales  and  sundry                    -          -         -              7,642
Lease  and  rental                          -       22,500    22,482           99,330
                                       ---------  --------  --------  ------------------
                                          1,185     28,311    24,498           552,747
                                       ---------  --------  --------  ------------------

EXPENSES:

Management  fees  and  salaries          38,400     38,400    32,150           840,157
Directors'  fees                            -          -         -              63,775
Professional  services                    8,429      7,330    11,579           261,657
Telephone                                   399        408       353            24,346
Interest                                    -          -         -              35,986
Office  and  other  rent                  3,048      3,048     3,012            57,075
Office  supplies  and  expense            1,582      1,806     1,586           127,568
Taxes,  payroll  and  other               3,458      3,538     3,523            85,156
Travel  and  meetings                       296        897       495            57,910
Depreciation                                -          -         -               5,248
Reclamation  and  miscellaneous           3,385      3,565     3,628            74,456
Loss  on  partnership  venture              -          -         -              53,402
Equipment  repairs                          -          -         -              25,170
Royalties                                   -          -         -               1,381
Insurance                                   -          -         -               1,157
Amortization of organization costs          -          -         -                 483
Contract labor, supplies, and freight       -          -         -               1,745
                                       ---------  --------  --------  ------------------
                                         58,997     58,992    56,326         1,716,672
                                       ---------  --------  --------  ------------------
NET  LOSS                              $ 57,812   $ 30,681  $ 31,828  $      1,163,925
                                       =========  ========  ========  ==================
Loss per share of stock outstanding    $ .00683   $ .00367  $.00376
                                       =========  ========  ========







See  accompanying  notes  to  financial  statements.


DOCUMENT PAGE: 11 of 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
STATEMENTS  OF  CASH  FLOWS

                                                                      From Inception
                                                                     (March 26, 1959)
                                        Years Ended December 31,          Through
                                       -----------------------------     December 31,
                                        1999        1998     1997           1999
                                       ---------  --------  --------  ------------------
INCREASE  (DECREASE)  IN  CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                               $ (57,812) $(30,681) $(31,828) $     (1,163,925)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating  activities:
      Depreciation and amortization          -         -         -               5,733
      Stock and options issued for
      salaries  and  fees                    -         -      (6,250)          184,782
(Increase) decrease in current assets:
    Accounts  receivable                    (217)     (181)      285              (398)
    Inventory                               (590)   (4,810)   (2,016)          (25,871)
Increase (decrease) in
  current liabilities:
    Accounts  payable                       (741)      699     6,224            20,018
    Accrued payroll                       38,400    38,400    38,400           224,650
    Accrued and withheld payroll taxes     2,937     2,935     2,451            16,966
    Other accrued expense                    -         -         -              20,000
                                       ---------  --------  --------  ------------------
Net cash provided by (used in)
  operating activities                   (18,023)    6,362     7,266           (718,045)
                                       ---------  --------  --------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts attributable to unrecovered
  promotional, exploratory, and
  development  costs                         -         -         -             626,942
Sale  of  equipment                          -         -         -              60,000
Investment in certificates of deposit        -         -     (10,000)          (10,000)
Additions to plant, equipment, and
  unrecovered  promotional,
  exploratory, and development costs         -         -         -            (343,368)
                                       ---------  --------  --------  ------------------
Net cash provided by (used in)
  Investing activities                       -         -     (10,000)          333,574
                                       ---------  --------  --------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance  of  common  stock                  -         -         -             400,481
Acquisition  of treasury stock               -         -         -              (8,174)
Organizational  costs                        -         -         -                (483)
                                       ---------  --------  --------  ------------------
Net cash provided by financing
  activities                                 -         -         -             391,824
                                       ---------  --------  --------  ------------------
NET INCREASE (DECREASE) IN CASH          (18,023)    6,362    (2,734)            7,353
CASH,  BEGINNING  OF YEAR/PERIOD          25,376    19,014    21,748               -
                                       ---------  --------  --------  ------------------
CASH, END OF YEAR/PERIOD               $   7,353  $ 25,376  $ 19,014  $          7,353
                                       =========  ========  ========  ==================

DOCUMENT PAGE: 12 of 28
See  accompanying  notes  to  financial  statements.

*Begin Landscape Page Orientation And 9pt Type Size*
LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity
From Inception (March 26, 1959) through December 31, 1999

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  ----------- ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1959  Issuance of
        shares      X   )                 )                       441,300  $  44,130  $     -     $      -     $   -     $    -
      Net loss                                                        -          -          -           (428)      -       43,702
1960  Issuance of
        shares      X   )                 )                       443,780     43,378        -            -         -          -
      Net loss                                                        -          -          -           (769)      -       86,311
1961  Issuance of
         shares     X   )                 )                       306,620     30,662        -            -         -          -
      Issuance of
         shares     X   )                 )                        25,010      2,501      5,002          -         -          -
      Net loss                                                        -          -          -        (12,642)             111,834
1962  Issuance of
         shares     X   )                 )                       111,239     11,124        -            -         -          -
      Issuance of
         shares     X   )                 )                       248,870     24,887     49,773          -         -          -
      Issuance of
          shares        )Mining leases    )Par value of
                        )                 ) stock issued          600,000     60,000        -            -         -          -
      Net loss                                                        -          -          -         (5,078)             252,540
1963  Issuance of
          shares    X   )                 )                       223,061     22,306        -            -         -          -
      Issuance of
          shares    X   )                 )                        27,000      2,700      5,400          -         -          -
      Sale of option    )                 )                           -          -          110          -         -          -
      Net loss                                                        -          -          -         (5,995)      -      277,061
1964  Net loss                                                        -          -          -         (8,913)      -      268,148
1965  Issuance of
           shares   X   )                 )                        19,167      1,917      3,833          -         -          -
      Issuance of
            shares      )Salaries         )Price per share issued
                        )                 ) for cash during period 19,980      1,998      3,996          -         -          -
      Net loss                                                        -          -          -         (9,239)             270,653

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE 13 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  ----------- ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1966  Issuance of
          shares    X   )                 )                       29,970   $  2,997   $     -     $      -     $   -     $    -

      Issuance of
          shares    X   )                 )                        5,200        520         520          -         -          -

      Net loss                                                       -          -           -         (7,119)      -      267,571
1967  Issuance of
          shares    X   )                 )                        3,700        370         740          -         -          -
      Issuance of
          shares        )Engineering and  )Par value of
                        ) management fees ) stock issued          24,420      2,442         -            -         -          -
      Issuance of
          shares        )Auditing fees    )                        2,030        203         406          -         -          -
      Net loss                                                       -          -           -         (5,577)      -      266,155
1968  Issuance of
          shares    X   )                 )                       64,856      6,486      12,971          -         -          -
      Issuance of
          shares        )Salaries         )Price per share        19,980      1,998       3,996          -         -          -
      Issuance of       )                 ) issued for cash
          shares        )Directors' fees  ) during period         30,000      3,000       6,000          -         -          -
      Net loss                                                       -          -           -         (7,322)      -      293,284
1969  Issuance of
          shares    X                                             12,760      1,276       2,552          -         -          -
      Issuance of
          shares    X                                            338,040     33,804      85,432          -         -          -
      Issuance of
          shares        )Salaries         )Approximate price
                        )                 ) per share             24,000      2,400       4,800          -         -          -
      Issuance of
          shares        )Consideration for)issued for cash
                        ) co-signatures   )during period          50,004      5,000      10,001          -         -          -
      Net income                                                     -          -           -          2,272       -      440,821
(continued next page)

See accompanying notes to financial statements.


DOCUMENT PAGE 14 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                  Deficit
                    Shares Issued for     Basis of                  Common Stock                  Accumulated
                  ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                        Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  ----------- ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1970  Issuance of
          shares    X   )                 )                        1,000   $    100   $     400   $      -     $   -     $    -
      Issuance of
          shares        )Salaries         )Price per share
                        )                 ) issued for cash in
                        )                 ) prior period           1,500        150         300          -         -          -
      Issuance of
          shares        )Salaries         )Price per share
                        )                 ) issued for cash in
                        )                 ) current period           444         44         178          -         -          -
      Net loss                                                       -          -           -         (8,880)      -      433,113
1971  Issuance of
          shares    X                                             13,000      1,300       1,500          -         -          -
      Issuance of
          shares        )Purchase of      )
                        ) assets of       )
                        ) Chandalar Mining)Par value of stock
                        ) & Milling Co.   ) issued               336,003     33,600         -            -         -          -
      Net loss                                                       -          -           -         (2,270)      -      467,243
1972  Issuance of
          shares        )Purchase of      )
                        ) assets of       )
                        ) Chandalar Mining)Par value of stock
                        ) & Milling Co.   ) issued               413,997    41,400          -            -         -          -
     Issuance of
          shares        )Additional       )
                        ) exploratory and )
                        ) development costs)
                        ) through payment )
                        ) of Chandalar    )
                        ) Mining & Milling)Dollar value of
                        ) Co. liabilities ) liabilities paid      55,657     5,566       15,805          -         -          -
(continued next page)

See accompanying notes to financial statements.


DOCUMENT PAGE 15 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
      Receipt of  )                                                         $          $           $            $         $
      Treasury    )
      stock in    )
      satisfaction)
      of accounts )
      receivable  )
      and invest- )
      ment in Chan-)
      dalar Mining)
      & Milling Co)                                               (125,688)   (12,569)       (977)            -    (13,546)       -
      Issuance of
         shares          )Mining claims  )Par value of stock
                         )               ) issued                2,240,000    224,000                        -     13,527        -
      Net loss                                                         -          -           -          (65,175)     -      675,274
1973  Net loss                                                         -          -           -          (16,161)     -      659,113
1974  Net loss                                                         -          -           -          (13,365)     -      645,748
1975  Net loss                                                         -          -           -          (15,439)     -      630,309
1976  Net loss                                                         -          -           -           (5,845)     -      624,464
1977  Issuance of
         shares          )Purchase of    )
                         )assets of      )
                         )Mikado Gold    )Par value of stock
                         )Mines          ) issued                1,100,100    110,010         -              -        -          -
      Net loss                                                                                         (15,822)     -      718,652
1978  Issuance of
         shares          )Mining claims  )Par value of stock
      Issuance of        )               )issued                   400,000     40,000         -              -        -          -
         shares          )Directors' fees)                          40,000      4,000       3,200            -        -          -
      Issuance of
         shares          )Management fees,)
                         )notes payable, )
                         )and accrued    )Approximate market
                         )interest       )price per share          109,524     10,952       8,762            -        -          -
      Net loss                                                         -          -           -           (39,144)    -      746,422
(continued next page)

See accompanying notes to financial statements.

DOCUMENT PAGE 16 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1979  Net loss                                                         -    $    -     $    -      $    (18,388)$   -     $728,034
1980  Net loss                                                         -         -          -           (34,025)    -      694,009
1981  Net loss                                                         -         -          -           (32,107)    -      661,902
1982  Issuance of
         shares          )Directors' fees  )Approximate market
                         )                 ) price per share        40,000     4,000     20,000             -       -          -
      Net loss                                                         -          -          -           (70,165)    -      615,737
1983  Net loss                                                         -          -          -           (10,416)    -      605,321
1984  Net loss                                                         -          -          -           (63,030)    -      542,291
1985  Issuance of
         shares          )Directors' fees  )Approximate market
                         )                 ) price per share        40,000      4,000     12,000             -       -          -
      Net loss                                                         -          -          -           (78,829)    -      479,462
1986  Issuance of
         shares    X                                                44,444      4,444      5,556             -       -          -
      Net loss                                                         -          -          -           (32,681)    -      456,781
1987  Issuance of
         shares          )Officer salary   )                       166,000     16,600     18,500             -       -          -
      Issuance of        )                 )Approximate
         stock option    )Legal fees       ) market price per          -          -       12,360             -       -          -
      Issuable shares    )Directors' fees  ) share                     -          -        4,095             -       -          -
      Issuance of
         stock option    )Equipment        )Value of equipment         -          -       60,000             -       -          -
      Net loss                                                         -          -          -           (48,057)    -      520,279
1988  Issuance of
          shares         )Officer salary   )Approximate            194,444     19,444     (1,944)            -       -          -

      Issuance of        )                 ) market
          stock option   )Legal fees       ) price per                 -          -        6,200             -       -          -
      Issuable shares    )Directors' fees  ) per share                 -          -        1,080             -       -          -
      Issuance of        )Settlement of
           shares        ) stock option    )Approximate market
                                           ) price when option
                                           ) was granted            58,860     5,886     (5,886)            -       -          -
(continued next page)

See accompanying notes to financial statements.

DOCUMENT PAGE 17 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1988  Issuance of                                                           $          $           $            $         $
(cont)  shares           )Settlement of    )
                         )stock right      )Approximate market
                         )                 ) price when right
                         )                 ) was granted           19,500      1,950      (1,950)          -         -         -
      Net loss                                                        -          -           -         (46,961)      -     498,098
1989  Issuance of
          shares         )Settlement of    )
                         ) stock option    )Approximate market
                         )                 ) price when option
                         )                 ) was granted           68,888      6,889      (6,889)          -         -         -
      Issuance of
          shares         )Settlement of    )
                         ) stock right     )Approximate market
                         )                 ) price when right
                         )                 ) was granted           12,000      1,200      (1,200)          -        -          -
      Net loss                                                        -          -           -         (59,008)     -      439,090
1990  Net loss                                                        -          -           -         (37,651)     -      401,439
1991  Issuance of
          shares         )Directors' fees  )Approximate market
                         )                 ) price per share      24,000       2,400         -             -        -          -
      Purchase of
          20,000
          treasury
          shares      X                                              -           -           -             -     (1,500)   360,164
      Net loss                                                       -           -           -         (42,175)     -          -

1992  Purchase of
          32,000
          treasury
          shares      X                                              -           -           -             -     (1,680)       -
      Net loss                                                       -           -           -         (41,705)     -          -
1993  Net loss                                                       -           -           -         (71,011)     -          -

(continued next page)

See accompanying notes to financial statements.
DOCUMENT PAGE 18 OF 28

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 1999

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1994  Issuance of                                                           $          $           $            $         $
         stock           )Officer compen-  )Approximate market
         option          ) sation          ) price per share           -         -         6,250           -         -         -
      Net loss                                                         -         -           -         (43,793)      -         -

1995  Issuance of
          shares         )Officer compen-  )Approximate market
                         ) sation          )price per share        153,846    15,385       4,615           -        -           -
      Purchase of
          65,000
          treasury
          shares     X                                                 -          -          -             -     (4,975)        -
      Net loss                                                         -          -          -         (30,728)     -           -
1996  Net loss                                                         -         -           -         (39,963)     -           -
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1996                                                8,468,506   846,850     357,487    (1,043,604)  (8,174)    152,559
1997  Expiration of
         stock option                                                  -         -        (6,250)          -        -        (6,250)
      Net loss                                                         -         -           -         (31,828)     -       (31,828)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1997                                                8,468,506  $846,850   $ 351,237   $(1,075,432) $(8,174)  $(114,481)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
1998  Net loss                                                         -         -            -        (30,681)     -       (30,681)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1998                                                8,468,506  $846,850   $ 351,237   $(1,106,113) $(8,174)  $  83,800
1999  Net loss                                                         -         -            -        (57,812)     -       (57,812)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1999                                                8,468,506  $846,850   $ 351,237   $(1,163,925) $(8,174)  $  25,988
                                                                 =========  =========  ==========  ===========  ========  =========



See accompanying notes to financial statements.
DOCUMENT PAGE 19 OF 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements


NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Nature  of  Operations:

The Company owns various patented and unpatented mining claims in Alaska. Placer mining of certain claims has been performed by a lessee. The Company is considered to be a develop-ment stage company, as only nominal operations have occurred to date. Planned principal operations include lode mining of claims. The Company operates in one reportable segment, mining operations.

Basis  of  Presentation:

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying 1999 financial statements show current liabilities exceeding current assets by approximately $238,000, a deficit accumulated in the development stage of approximately $1,164,000, stockholders' equity of approximately $26,000, and a net loss of approximately $58,000. In addition, as discussed in note 2, the Company's placer mining lessee has defaulted on its obligations to the Company.

Management's plans for the continuation of the Company as a going concern include the reduction of operating expenses to the extent possible, continued deferral of payment of officers' accrued compensation, obtaining a placer lessee to operate certain placer mining claims, and ultimately to obtain a lode mining lessee. In addition, some unpatented claims are being abandoned to eliminate the costs of state fees and minimum assessment work required to maintain the claims. There are no assurances with respect to the future success of these plans.

Gold  Inventory:

Such asset, representing a mineral royalty received from a placer mining lease, is stated at net realizable market value. Inventory market value adjustments are included in royalty income.

Plant,  Equipment,  and  Accumulated  Depreciation:

Such assets are based at cost--cost determined by cash, cash items, or value received for shares of the Company's common stock issued therefor. The mine and mill build-ings and equipment are located on Company-owned mining claims located in the Chandalar Mining District of Alaska. A small amount of office equipment is located at Company offices in Spokane, Washington. All such assets are fully depreciated.











DOCUMENT PAGE 20 0F 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued):

Mining  Claims:

In April 1978, the Company acquired certain patented and unpatented mining claims located in the Chandalar Mining District from a partnership, a member of which is an of------ficer/stockholder of the Company. In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued shares. A 2 percent gross royalty interest was retained by the partner-ship. Management assigned a value of $40,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assign-ing values was not determinable.

In May 1972, the Company acquired from a corporation and various individu-als certain patented and unpatented mining claims located in the Chandalar Mining District which were previously leased. Under the terms of the acquisition agreement, the Company issued 2,240,000 shares of its previ-ously unissued (2,114,312) shares and treasury (125,688) shares and transferred certain placer mining equipment for such claims. In 1975, effective as of January 1, 1974, management assigned a value of $224,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assign-ing values was not determinable. Manage-ment believes there has been no impairment in the values assigned to the mining claims, based on estimated mineral reserves present in the claims.

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

Loss  Per  Share:

Such amounts (representing basic and diluted loss per share) are computed based on the weighted average number of shares out-standing during the years (8,351,403 in 1999, 1998, and 1997).

DOCUMENT PAGE 21 0F 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements


NOTE  2  --  LEASE  OF  MINING  CLAIMS,  MINE AND MILL BUILDINGS, AND EQUIPMENT:

Beginning in 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on creek drainages. The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production. During the period 1997 through 1999, Gold Dust's placer mining was limited to one drainage. Lease fees of $7,500 were received in both 1997 and 1998, along with production royalties paid in gold. In 1999, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust's obligations to the Company) declared bankruptcy. The 1999 unpaid lease fee ($7,500) and production royalties (estimated at approximately $2,500) were not reported as assets and revenue in the accompanying financial statements, as such amounts have been reduced in full by a valuation allowance.

For 1998, the Company also entered into a placer mining lease with Day Creek Mining Co. and lease fees of $15,000 were received in 1998. The Company cancelled the lease in 1999.

NOTE  3  --  RELATED  PARTIES:

Included in expenses for the years presented are legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

Legal fees of Mr. Barnett charged to expense totalled $2,509 in 1999, $1,525 in 1998, and $5,884 in 1997. Accounts payable for unpaid legal fees totalled $20,000 and $20,577 at December 31, 1999 and 1998, respectively.

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

The Company has accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 1999 and 1998. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.










DOCUMENT PAGE 22 0F 28

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  6  --  INCOME  TAXES:

At December 31, 1999 and 1998, the Company had deferred tax assets which were fully reserved by valuation allowances. Following are the components of such assets and allowances:

                                                            December 31,
                                                        1999           1998
                                                   --------------  -------------
Deferred tax assets arising from:

Unrecovered promotional, exploratory, and
development costs                                  $      56,000   $     56,000
Accrued compensation                                      34,000         27,000
Net operating loss carryforwards                          41,000         42,000
                                                   --------------  -------------
                                                         131,000        125,000
                                                   --------------  -------------
Less valuation allowance                                 131,000        125,000
                                                   --------------  -------------
Net deferred tax assets                            $           -   $          -
                                                   ==============  =============

At December 31, 1999, the Company had federal tax-basis net operating loss carryforwards totalling approximately $276,000 which will expire in various amounts from 2000 through 2020. Changes in the deferred tax asset valuation allowance for 1999, 1998, and 1997 relate only to corresponding changes in deferred tax assets for those years.


























DOCUMENT PAGE 23 0F 28

                         LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


ITEM  9.     DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     There has been no change in accountants for over 10 years and there have been no disagreements regarding any matter or accounting principles or practices or financial statement disclosures.


                                   PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS

     (a)  Identification  of  Directors

Name  (age)               Position  and  Offices
of  Director              Held  (Year  First  Elected)    Principal Occupation
------------------------  ------------------------------  --------------------
Eskil  Anderson           President  &  Director          Consulting  Geologist
  (86)                    1972                            Spokane,  Washington

Stewart A. Jackson PH.D   Vice  President                 Mining  Geologist
(58)                      and  Director  (October 1993)   Littleton,  Colorado

Leonard C. Havlis          Director                       Computer  Programmer
(71)                       1972                           Seattle  School  Dist.
                                                          Seattle,  Washington

Ellamae  Anderson          Director                       Graduate  Gemologist
(77)                       October,  1986                 and  Gem  Appraiser
                                                          Spokane,  Washington

Hollis  H.  Barnett        Secretary and Director         Attorney  at  Law
(60)                       October,  1986                 Campbell, Dille, &
                                                          Barnett  P.L.L.C.
                                                          Puyallup,  Washington

     There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as Directors.

     (b)  Identification  of  Executive  Officers

NAME  OF  OFFICER       AGE     OFFICE  HELD
----------------------  ---  -------------------------
Eskil  Anderson          86     President

Stewart  A.  Jackson     58     Vice  President

Hollis  H.  Barnett      60     Secretary

     There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as executive officers.


DOCUMENT PAGE 24 0F 28

                         LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999

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

     Hollis H. Barnett is a practicing attorney, having practiced law for 31 years, and has served the Registrant as Director and Secretary since October, 1986.

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

     (f)  Involvement  in  Certain  Legal  Proceedings:  None

     (g)  Promoters  and  Control  Person:  Not  Applicable

ITEM  11.     EXECUTIVE  COMPENSATION

     A summary of cash and other compensation for the Company's president (chief executive officer) for the first three most recent years as follows:





DOCUMENT PAGE 25 0F 28

                         LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


                    SUMMARY COMPENSATION TABLE
                       Annual Compensation

Name and Principal      Fiscal                        All other
Position                Year        Salary (a)        Compensation
----------------------  ------  ------------------   --------------
Eskil  Anderson,         1999      $34,850                -0-
President                1998      $34,850                -0-
                         1997      $34,850                -0-
Each  other  executive
officer  having  over
$100,000  of  annual
compensation             None       None

(a)     Salary  includes  both  cash  and  accrued  salary  for  the  year.

   (b) For the period 1993-1999 there is accrued salary owed to Eskil Anderson of $200,350; and to Ellamae Anderson for secretary services of $24,300; and the sum of $20,000.00 to Hollis Barnett for legal services.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security  ownership  of  certain  beneficial  owners:

     (b)  Security  ownership  of  Management:

Title of       Name  and  Address    Amount  and  Nature  of        Percent
Class          Beneficial  Owner     Beneficial  Ownership          of  Class
-------------  --------------------  -----------------------------  ---------
Common         Eskil  Anderson  &
               Ellamae  Anderson             784,577                  9.4%
               Spokane,  WA

Common         *Leonard  Havlis               50,466                   .6%
               Seattle,  WA

Common         Hollis  H.  Barnett           148,498                  1.8%
               Puyallup,  WA

Common         Stewart  Jackson              153,846                  1.8%
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



DOCUMENT PAGE 26 0F 28

                         LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999

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


                                   PART  IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The  following  documents  are  filed  as  a  part  of  the  report:

          1.  All  financial  statements;  see  Item  8.

          2. There are no financial statements schedules required to be filed by Item 8 of this Form.

          3.  Exhibits  required  to  be  filed  by  Item 601 of Regulation S-K.
              Exhibit  No.  27--Financial  data  schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not  Applicable.

     (d)  Not  Applicable.

     (e)  The  company  has  determined  it  does   not  have  a  Y2K  disclosure
          requirement.
















DOCUMENT PAGE 27 0F 28

                         LITTLE SQUAW GOLD MINING COMPANY
                                    Form 10-K
                        For the year ended December 31, 1999


                                    SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE  SQUAW  GOLD  MINING  COMPANY


Date:  April 10,  2000     By:  Eskil  Anderson
                        President  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    LITTLE  SQUAW  GOLD  MINING  COMPANY


Date:  April 10,  2000           By:  Hollis  H.  Barnett
                        Secretary  and  Director



Date:  April 10,  2000     By:  Stewart  Jackson
                        Director  &  Vice  President



Date:  April 10,  2000     By:  Leonard  Havlis
                        Director

Date:  April 10,  2000           By:  Ellamae  Anderson
                                   Director






















