Form 10-Q
period 2000-09-30
LITTLE SQUAW GOLD MINING CO
filed 2000-11-14
CIK 59860

(This space left blank intentionally)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-Q

                Quarterly Report  Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                        Commission file number 001-06412

                       LITTLE SQUAW GOLD MINING COMPANY
             (Exact name of registrant as specified in its charter)
 .......
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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of September 30, 2000:   8,351,403, $0.05 par value per share

                        LITTLE SQUAW GOLD MINING COMPANY
                                 FORM 10-Q
                   For the Period Ended September 30, 2000

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

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: November 14, 2000                  By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Date: November 14, 2000                  By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Corporate Secretary and Director