Form 10-K
period 2000-12-31
LITTLE SQUAW GOLD MINING CO
filed 2001-04-16
CIK 59860

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                  FORM 10 - KSB
(Mark  One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF  1934
    For  the  fiscal  year  ended  December  31,  2000
    OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934
    For  the  transition  period  from
Commission  File  Number        000-29786

                        LITTLE SQUAW GOLD MINING COMPANY
                        --------------------------------
             (Exact Name of Registrant as specified in its charter)

           Alaska                                        91-074281
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

933  W.  Third  Avenue,  P.O.  Box  184
Spokane,  Washington                                         99210
------------------------------------------                 ----------
(Address  of  principal  Executive  Office)               (Zip  Code)

Registrant's  telephone  number,  including  area  code:          (509) 624-2676

Securities  Registered pursuant to Section 12 (g) of the Act:
                                  COMMON STOCK,
                                 PAR VALUE  $0.10
                                (Title  of  Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90)
days.       Yes    (X)       No    (  )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     State  issuer's  revenues  for  its most recent fiscal year.       ($2,666)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at
April  10,  2000  the  aggregate  market  value  was                   $ 324,630

     State  the  number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  April  9,  2000         8,351,403 sharesof Common Stock

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check  one):  Yes  ( ) No(X)

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

General
-------

Little Squaw Gold Mining Company ( the "Company"), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on May 7, 1959. The Company's executive offices are located at 933 W Third, Spokane, WA 99201.

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development. Factors that could cause actual results to differ materially include, among others, metals price volatility. Most of these factors are beyond the Company's ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements. ( See Investment Considerations).

The Registrant is the owner in fee of 445 acres of patented gold mining claims consisting of 22 claims and one millsite, and controls another 760 acres of unpatented gold mining claims consisting of 19 State of Alaska unpatented claims. The mining properties are located approximately 188 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District. The center of the district is approximately 70 miles north of the Arctic Circle.

History
-------

The Registrant was incorporated for the purpose of acquiring the gold mining properties of the Chandalar District. Operations of the Registrant during the 1960's resulted in the development of a mining camp, a mill, several airstrips, and development of a small amount of ore reserves in underground workings.

In 1972 and 1976, all of the lode mining claims in the Chandalar District were acquired by the Registrant except for seven forty acre State of Alaska unpatented claims. In 1978, the Registrant acquired all of the placer mining claims in the Chandalar District.

In 1987, the registrant determined that it would be in the best interest of registrant to convert all Federal unpatented claims held by the registrant to State of Alaska unpatented claims. The claims are located on property which was formerly all owned by the Federal Government, however, as of 1991 title to all of the properties had been transferred to the State of Alaska. During the 1970's the lode and placer properties were leased to various parties for exploration and development.

Registrant in November of 1989 and May of 1990 entered into a lease with Gold Dust Mines, Inc. of all placer mining interests of Registrant located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production. During 1998 and 1999, Gold Dust's placer mining was limited to one drainage. There was no mining conducted in 2000. In 1999 and 2000, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage. It failed to pay a portion of the 1999 production royalties owed to the Company. In February 2000, the owners of Gold Dust (guarantors of Gold Dust's obligations to the Company) declared bankruptcy for the years 1999, 2000, and 2001.

During 1988, a consulting Mining Geologist was hired to conduct a study of the entire placer and lode district. His comprehensive report was completed in January 1990, and is available for review by interested Mining companies. A few conclusions from his report are referred to in the section "Description of Property." The Registrant does not have sufficient funds to undertake development of the lodes or placer creek drainages, and is actively looking for a joint venturer mining company to assist the Registrant in the development of the properties. The long term potential for the district lies in the development of the lodes which will initially require a substantial drilling exploration commitment.

During the Spring of 1990, the lessee transported an IHC wash plant, with numerous large pieces of placer mining equipment to the site over the winter haul road from Coldfoot to Registrant's mining claims. Gold Dust Mines restricted its placer mining operations during the 1991 and 1992 seasons to the Tobin Creek drainage. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek, and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek Drainages. During 1996, a lease amendment was entered into between Registrant, lessor, and Gold Dust Mines, lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease and the lessor currently has an operating lease only on the Big Creek and St. Mary's Creek drainages.

During 1996 to 1999, these placer mining operations were conducted on the Big Creek drainage.

In the late summer of 1997, a placer mining lease was executed by the Registrant with Day Creek Mining Company, Inc., an Alaskan corporation. The lease included the placer mining claims only for the Tobin Creek drainages, Big Squaw Creek and Little Squaw Creek drainages, but did not include the Big Creek and St. Mary's Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease and only a minimum amount of drilling was performed the first year with some good results. Due to lack of finances, the lessee could not comply with the drilling requirements in 1998 and the lease was terminated in 1999 by lessor giving a declaration of forfeiture to the lessees in February of 1999. Lessees have not contested the declaration of forfeiture.

Competition
-----------

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company. In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Employees
---------

During the year ending December 31, 2000, the Company had two part-time employees (both directors) who provided management services for the Company. The Company's employees are not subject to a union labor contract or collective bargaining agreement. On occasion, officers and directors perform consulting services to the Company at their usual and customary rates.

Regulation
----------

The Company's activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation. It is possible that future changes in these laws or regulations could have a significant impact on the Company's business, causing those activities to be economically reevaluated at that time.

Investment  Considerations
--------------------------

The following Investment Considerations, together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company's securities.

Risks  of  Passive  Ownership
-----------------------------

At present, the Company's principal asset is its interest in mining properties located in the Chandalar Mining District. The Company's success is dependent on the extent to which reserves can be developed and mined on the Chandalar District properties and on the extent to which the Company is able to acquire or create other royalty or property interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property. Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the properties in which the Company may have an interest.

Thus, the Company's strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, and processing, plant and equipment matters, among others. While the Company attempts to obtain contractual rights that will permit the Company to protect its position, there can be no assurance that such rights will be sufficient or that the Company's efforts will be successful in achieving timely or favorable results.

Risks  Inherent  in  the  Mining  Industry
------------------------------------------

Mineral exploration and development is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty  of  Reserves  and  Mineralization  Estimates
---------------------------------------------------------

There are numerous uncertainties inherent in estimating proven and probably reserves and mineralization, including many factors beyond the control of the Company. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past. Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Fluctuations  in  the  Market  Price  of  Minerals
--------------------------------------------------

The profitability of mining operations is directly related to the market price of the metals being mined. The market price of base and precious metals such as gold, silver and copper fluctuate widely and is affected by numerous factors beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the market price of gold, silver or copper should drop dramatically, the value of the Company's royalty interest and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commence of production can drastically affect the economics of a mine.

Environmental  Risks
--------------------

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Title  to  Properties
---------------------

The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain, and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The principal assets of the Registrant are mining properties in the Chandalar Gold Mining District in northern Alaska. The Registrant's holdings include mining claims, both patented and unpatented, held for lode mining, and claims, both patented and unpatented, held for placer mining. The lode mining claims (and associated millsite claims) include 21 patented lode mining claims. The Registrant holds fee title to the patented claims, and in addition, the Registrant has the below described unpatented lode and placer mining claims. At one time, Registrant held a number of federal unpatented claims, however all of these claims have been subsequently staked as state unpatented claims, and the federal unpatented claims have been abandoned. The unpatented mining claims and millsite claims are subject to the paramount title of the State of Alaska and all patented and unpatented claims are subject to a reserved two percent gross royalty in Registrant's predecessor in title. The Chandalar Gold Mining District is within an area which was owned by the federal government and selected by the State of Alaska for transfer to the State of Alaska under the Alaska Lands Law.

The Registrant currently owns in fee 21 twenty-acre patented lode claims, 1 twenty-acre patented placer claim, and l five-acre patented mill site. In addition Registrant holds 19 forty-acre unpatented state claims. During the fourth quarter of 2000, Registrant abandoned 35 unpatented state claims which the president deemed to be non-essential to the overall operations in the district, and which did not justify the expense of holding. The lode mining claims were located to control the known gold bearing zones, in an area approximately three miles by seven miles, except for seven State of Alaska unpatented mining claims, which have never been owned by Registrant, and which are owned by Registrant's predecessor in title.

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

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the security holders of the Registrant during the forth quarter of the Registrant's fiscal year.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol "LITS". The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal  Year                         High  Closing      Low  Closing
------------                         -------------      ------------

First  1999                               .03               .05
Second  1999                              .05               .05
Third  1999                               .05               .05
Fourth  1999                              .05               .05

First  2000                               .05               .05
Second  2000                              .08               .08
Third  2000                               .08               .08
Fourth  2000                              .08               .04

First  2001                               .05               .04
April  9,  2001                           .05               .04

Holders.
--------

As of December 31, 2000 there were 3,671 shareholders of record of the Company's Common Stock.

Dividends.
----------

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.
Recent  Sales  of  Unregistered  Securities.
--------------------------------------------

The Registrant has sold no equity securities during the period covered by this report that were not registered under the Securities Act.

ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
            ----------------------------------------------------------------

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

There is a small portion of the property next to the millsite, which has been identified by the state as requiring cleanup. The estimated cost for cleanup is $20,000.00-30,000.00, and registrant is waiting until lode operations resume to perform the cleanup. Registrant has no long term debt, and has sufficient current assets to meet anticipated expenses during 2001.

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2000 and 1999 have been audited by LeMaster & Daniels PLLC and are included as part of this Form 10-KSB:

Accountants'  Report

Balance  Sheets
December  31,  2000  and  1999

Statements  of  Operations
for  the  years  ended  December  31,  2000,  and  1999

Statements  of  Cash  Flows
for  the  years  ending  December  31,  2000,  and  1999

Statement  Stockholders'  Equity
          From  inception  (March  26,  1959)  through  December  31,  2000

     Notes  to  Financial  Statements

INDEPENDENT  AUDITORS'  REPORT



Stockholders  and  Board  of  Directors
Little  Squaw  Gold  Mining  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended, and for the period from March 26, 1959 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and the period from March 26, 1959 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

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

/s/ LeMaster & Daniels, PLLC

     LeMASTER  &  DANIELS  PLLC
     Certified  Public  Accountants



Spokane,  Washington
March  5,  2001

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Balance  Sheets

                                                            December 31,
                                                  -------------------------------
                                                         2000           1999
                                                  --------------    -------------
ASSETS
CURRENT  ASSETS:
Cash                                              $      15,329     $      7,353
Cash  investment                                            -             10,000
Account  receivable,  other                                 768              398
Gold  inventory                                          10,004           25,871
                                                  --------------    -------------
Total  current  assets                                   26,101           43,622
                                                  --------------    -------------
PLANT,  EQUIPMENT,  AND  MINING  CLAIMS:
Mine  buildings                                          25,911           25,911
Mining  and  other  equipment                           141,692          141,692
                                                  --------------    -------------
                                                        167,603          167,603
Less  accumulated  depreciation                         167,603          167,603
                                                  --------------    -------------
                                                            -                -
Mining  claims                                          264,000          264,000
                                                  --------------    -------------
                                                        264,000          264,000
                                                  --------------    -------------
                                                  $     290,101     $    307,622
                                                  ==============    =============

     LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

CURRENT  LIABILITIES:
Accounts  payable,  related  party                $      20,000     $     20,018
Accrued  payroll                                        243,250          224,650
Accrued  and  withheld  payroll  taxes                   18,391           16,966
Other  accrued  expense                                  20,000           20,000
                                                  --------------    -------------
Total  current  liabilities                             301,641          281,634
                                                  --------------    -------------
CONTINGENCY                                                 -                -
STOCKHOLDERS'  EQUITY  (DEFICIT):
Common stock--12,000,000 shares, $.10 par value,
  authorized; 8,468,506 shares issued                   846,850          846,850
Additional  paid-in  capital                            351,237          351,237
Deficit accumulated during the development stage     (1,201,453)      (1,163,925)
                                                  --------------    -------------
                                                         (3,366)          34,162
Less treasury stock, 117,103 shares, at cost              8,174            8,174
                                                  --------------    -------------
Total  stockholders'  equity  (deficit)                 (11,540)          25,988
                                                  --------------    -------------
                                                  $     290,101     $    307,622
                                                  ==============    =============

See accompanying notes to financial statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Statements  of  Operations

                                                                        From Inception
                                                                       (March 26, 1959)

                                        Years Ended December 31,           Through
                                       -----------------------------     December 31,
                                           2000            1999              2000
                                       -------------   -------------  ------------------
REVENUES:
Royalties,  net                        $        -      $        589   $         398,752
Management  fees                                -               -                 4,500
Stock  transfer  fees                           -               -                16,586
Interest  income                                420             596              26,357
Loss  on  sale  of assets                    (3,086)            -                (3,086)
Gold  sales  and  sundry                        -               -                 7,642
Lease  and  rental                              -            22,500              99,330
                                       -------------   -------------  ------------------
                                             (2,666)          1,185             550,081
                                       -------------   -------------  ------------------

EXPENSES:
Management fees and salaries                 18,600          38,400             858,757
Directors'  fees                                -               -                65,775
Professional  services                        5,520           8,429             267,177
Telephone                                       469             399              24,815
Interest                                        -               -                35,986
Office  and  other  rent                      3,246           3,048              60,321
Office  supplies  and  expense                  707           1,582             128,275
Taxes, payroll and other                      1,733           3,458              86,889
Travel  and  meetings                           125             296              58,035
Depreciation                                    -               -                 5,248
Reclamation  and  miscellaneous               4,462           3,385              78,918
Loss  on  partnership  venture                  -               -                53,402
Equipment  repairs                              -               -                25,170
Royalties                                       -               -                 1,381
Insurance                                       -               -                 1,157
Amortization  of organization costs             -               -                   483
Contract labor, supplies, and freight           -               -                 1,745
                                       -------------   -------------  ------------------
                                             34,862          58,997           1,751,534
                                       -------------   -------------  ------------------

NET  LOSS                              $     37,528    $     57,812   $       1,201,453
                                       =============   =============  ==================

Loss per share of stock outstanding    $        -      $        -     $             .01
                                       =============   =============  ==================







See accompanying notes to financial statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Statements  of  Cash  Flows

                                                                        From Inception
                                                                       (March 26, 1959)
                                        Years Ended December 31,           Through
                                       -----------------------------     December 31,
                                           2000            1999              2000
                                       -------------   -------------  ------------------
INCREASE  (DECREASE)  IN  CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                              $    (37,528)   $    (57,812)  $      (1,201,453)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation  and  amortization             -               -                 5,733
    Stock and options issued for
      salaries and fees                         -               -               184,782
   (Increase) decrease in current
    assets:
      Accounts  receivable                     (370)           (217)               (768)
      Inventory                              15,867            (590)            (10,004)
  Increase (decrease) in current
    liabilities:
     Accounts  payable                          (18)           (741)             20,000
     Accrued  payroll                        18,600          38,400             243,250
     Accrued and withheld payroll taxes       1,425           2,937              18,391
     Other  accrued  expense                    -               -                20,000
                                       -------------   -------------  ------------------
Net cash used in operating activities        (2,024)        (18,023)           (720,069)
                                       -------------   -------------  ------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
Receipts attributable to unrecovered
  promotional, exploratory, and
  development  costs                            -               -               626,942
Sale  of  equipment                             -               -                60,000
Disposition of certificate of deposit        10,000             -                   -
Additions to plant, equipment, and
  unrecovered promotional, exploratory,
  and development  costs                        -               -              (343,368)
                                       -------------   -------------  ------------------
Net cash provided by investing
  activities                                 10,000             -               343,574
                                       -------------   -------------  ------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Issuance  of  common  stock                     -               -               400,481
Acquisition  of  treasury stock                 -               -                (8,174)
Organizational  costs                           -               -                  (483)
                                       -------------   -------------  ------------------
Net cash provided by financing
  activities                                    -               -               391,824
                                       -------------   -------------  ------------------
NET INCREASE (DECREASE) IN CASH               7,976         (18,023)             15,329
CASH, BEGINNING OF YEAR/PERIOD                7,353          25,376                 -
                                       -------------   -------------  ------------------
CASH,  END  OF  YEAR/PERIOD               $     15,329     $     7,353     $    15,329
                                       =============   =============  ==================

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

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
1994  Issuance of                                                           $          $           $            $         $
         stock           )Officer compen-  )Approximate market
         option          ) sation          ) price per share           -         -         6,250           -         -         -
      Net loss                                                         -         -           -         (43,793)      -         -
1995  Issuance of
          shares         )Officer compen-  )Approximate market
                         ) sation          )price per share        153,846    15,385       4,615           -        -           -
      Purchase of
          65,000
          treasury
          shares     X                                                 -          -          -             -     (4,975)        -
      Net loss                                                         -          -          -         (30,728)     -           -
1996  Net loss                                                         -         -           -         (39,963)     -           -
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1996                                                8,468,506   846,850     357,487    (1,043,604)  (8,174)    152,559
1997  Expiration of
         stock option                                                  -         -        (6,250)          -        -        (6,250)
      Net loss                                                         -         -           -         (31,828)     -       (31,828)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1997                                                8,468,506  $846,850   $ 351,237   $(1,075,432) $(8,174)  $(114,481)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
1998  Net loss                                                         -         -            -        (30,681)     -       (30,681)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1998                                                8,468,506  $846,850   $ 351,237   $(1,106,113) $(8,174)  $  83,800
1999  Net loss                                                         -         -            -        (57,812)     -       (57,812)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 1999                                                8,468,506  $846,850   $ 351,237   $(1,163,925) $(8,174)  $  25,988
2000  Net loss                                                         -         -            -        (37,528)     -       (37,528)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 2000                                                8,468,506  $846,850   $  351,237  $(1,201,453) $ (8,174) $(11,540)
                                                                 =========  =========  ==========  ===========  ========  =========

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

Basis  of  Presentation:

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying 2000 financial statements show current liabilities exceeding current assets by approximately $276,000, a deficit accumulated in the development stage of approximately $1,201,000, stockholders' equity (deficit) of approximately $(12,000), and a net loss of approximately $38,000. In addition, as discussed in note 2, the Company's placer mining lessee has defaulted on its obligations to the Company.

Management's plans for the continuation of the Company as a going concern include the reduction of operating expenses to the extent possible, continued deferral of payment of officers' accrued compensation, obtaining a placer lessee to operate certain placer mining claims, and ultimately to obtain a lode mining lessee. In addition, some unpatented claims are being abandoned to eliminate the costs of state fees and minimum assessment work required to maintain the claims. At December 31, 2000, all but 19 unpatented claims had been abandoned. There are no assurances with respect to the future success of these plans.

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

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES: (Continued)

In May 1972, the Company acquired from a corporation and various individu-als certain patented and unpatented mining claims located in the Chandalar Mining District which were previously leased. Under the terms of the acquisition agreement, the Company issued 2,240,000 shares of its previ-ously unissued (2,114,312) shares and treasury (125,688) shares and transferred certain placer mining equipment for such claims. In 1975, effective as of January 1, 1974, management assigned a value of $224,000 to the claims which is equal to the par value of the common stock issued. Any other basis for assign-ing values was not determinable. Management believes there has been no impairment in the values assigned to the mining claims, based on estimated mineral reserves present in the claims.

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

Federal  and  Alaska  Income  Taxes:

Income tax is provided for the tax effects of transactions reported in the financial statements and consists of tax currently due plus deferred tax related to differences between the basis of assets and liabilities for financial and income tax reporting. The Company, for financial statement purposes, has reduced unrecov-ered exploratory and development costs by the excess of lease income over deprecia-tion and sundry direct mine costs. For income tax purposes, such items have been treated as income and expense. Also, accrued officers' compensation is not deductible for income tax purposes until paid. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A deferred tax asset, subject to a valuation allowance, is also recognized for tax-basis net operating losses being carried forward. See note 5.

Loss  Per  Share:

Such amounts (representing basic and diluted loss per share) are computed based on the weighted average number of shares out-standing during the years (8,351,403 in 2000 and 1999).

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  2  --  LEASE  OF  MINING  CLAIMS,  MINE AND MILL BUILDINGS, AND EQUIPMENT:

Beginning in 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on creek drainages. The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production. During 1998 and 1999, Gold Dust's placer mining was limited to one drainage. There was no mining conducted in 2000. In 1999 and 2000, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust's obligations to the Company) declared bankruptcy. The 1999 and 2000 unpaid lease fee and 1999 production royalties (estimated at approximately $2,500) were not reported as assets and revenue in the accompany-ing financial statements, as such amounts have been reduced in full by a valuation allowance.

NOTE  3  --  RELATED  PARTIES:

Included in expenses for the years presented are legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

Legal fees of Mr. Barnett charged to expense totalled $-0- in 2000 and $2,509 in
1999.   Accounts  payable for unpaid legal fees totalled $20,000 at December 31,
2000  and  1999.

NOTE  4  --  RECLAMATION  COSTS:

The Company had accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 2000 and 1999. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.
NOTE  5  --  INCOME  TAXES:

At December 31, 2000 and 1999, the Company had deferred tax assets which were fully reserved by valuation allowances. Following are the compo-nents of such assets and allowances:
                                                           December  31,
                                                          2000          1999
                                                      ------------  ------------
Deferred  tax  assets  arising  from:
  Unrecovered promotional, exploratory, and
development  costs                                    $    56,000   $    56,000
Accrued  compensation                                      36,000        34,000
Net  operating  loss  carryforwards                        39,000        41,000
                                                      ------------  ------------
                                                          131,000       131,000
Less  valuation  allowance                                131,000       131,000
                                                      ------------  ------------
Net  deferred  tax  assets                            $       -     $       -
                                                      ============  ============
At December 31, 2000, the Company had federal tax-basis net operating loss carryforwards totalling approximately $257,000 which will expire in various amounts from 2001 through 2021. Changes in the deferred tax asset valuation allowance for 2000 and 1999 relate only to corresponding changes in deferred tax assets for those years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

Name                        Age  Office  with  the Company  Appointed to Office
----                        ---  -------------------------  -------------------

Eskil  Anderson(1)           87   President  &  Director          1972

Stewart A. Jackson, PH.D     59   Vice Pre. and Director          1993

Leonard  C.  Havlis          72   Director                        1972

Ellamae  Anderson  (1)       78   Director                        1986

Hollis  H.  Barnett  (1)     61   Secretary  and  Director        1986

     There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as Directors.

(1) Eskil Anderson and Ellamae Anderson are husband and wife. Hollis H. Barnett is married to Eskil and Ellamae Anderson's daughter.

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

The directors are elected for a one-year term and until their successors have been elected and qualified. Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, executive officers, and other persons pursuant to which any of the foregoing persons were named as Directors or executive officers.

None of the Directors is also a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to
Section 15(d) of the Act, or of any company registered under the Investment Company Act of 1940 except as noted above.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Promoters  and  Control  Person:  Not  Applicable

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the three most recent years is as follows:

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------

Eskil Anderson  1998  $34,850   $0     $0       $0           -0-       $0        $0
President       1999  $34,850   $0     $0       $0           -0-       $0        $0
                2000  $15,000   $0     $0       $0           -0-       $0        $0

* These figures do not take into account accrued salary payable to Mr. Anderson in the amount of $215,350 at December 31, 2000

Option/SAR  Grants  In  Last  Fiscal  Year
------------------------------------------

None

Director  Compensation  For  Last  Fiscal  Year
-----------------------------------------------

None

The  Company  has  no employment contracts with executive officers or directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management
---------------------------------------------------------------------

The following table sets forth information as of December 31, 2000 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities and the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange
Act) by each director, each of the named executive officers and directors and officers as a group:

Title                                 Amount and Nature of
of Class  Name of Beneficial Owner    Beneficial Ownership  Percent of Class (1)
--------  --------------------------  --------------------  --------------------
Common    Eskil & Ellamae Anderson            784,577              9.4%
Common    Leonard Halvis                       50,466(1)            .65%
Common    Hollis H. Barnett                   148,498              1.8%
Common    Stewart Jackson                     153,846              1.8%
Common    Total of all officers and
          directors (5 individuals)         1,137,387             13.6%

(1) Does not include an additional 9,500 shares Leonard C. Havlis has the right to vote as custodian under the Uniform Gifts to Minors Act.

Changes  in  Control
--------------------

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM  12.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant's common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements

Accountants'  Report

Balance  Sheets
December  31,  2000  and  1999

Statements  of  Operations
for  the  years  ended  December  31,  2000,  and  1999

Statements  of  Cash  Flows
for  the  years  ending  December  31,  2000,  and  1999

Statement  Stockholders'  Equity
          From  inception  (March  26,  1959)  through  December  31,  2000

Notes  to  Financial  Statements

     2.  Exhibits  required  by  Item  601

(23)     Consent  of  experts  and  counsel

All other Exhibits have been omitted as inapplicable or are incorporated by reference to previous filings.

(b)     Reports  on  Form  8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE  SQUAW  GOLD  MINING  COMPANY

                                        /s/  Eskil Anderson
                                        ------------------------------
Date:  April  12,  2001                 By:  Eskil  Anderson
                                        President (Principal Executive Officer
                                        and  Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/Eskil Anderson
                                        ------------------------------
Date:     April  12,  2001              Eskil  Anderson,  Director

                                        /s/ Hollis H. Barett
                                        ------------------------------
Date:     April  12,  2001              Hollis  H.  Barnett,  Director

                                        /s/ Stewart Jackson
                                        ------------------------------
Date:     April  12,  2001              Stewart  Jackson,  Director

                                        /s/ Leonard Havlis
                                        ------------------------------
Date:     April  12,  2001              Leonard  Havlis,  Director

                                        /s/ Ellamae Anderson
                                        ------------------------------
Date:     April  10,  2001              Ellamae  Anderson,  Director