Form 10QSB
period 2001-06-30
LITTLE SQUAW GOLD MINING CO
filed 2001-08-07
CIK 59860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

                Quarterly Report  Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of June 30, 2001:   8,351,403, $0.10 par value per share

                        LITTLE SQUAW GOLD MINING COMPANY
                                 FORM 10-Q
                      For the Period Ended June 30, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(Registrant)

Date: August 3, 2001                       By: /s/ Eskil Anderson
                                         ____________________________________
                                         Eskil Anderson
                                         President and Director

Date: August 3, 2001                       By: /s/ Ellamae Anderson
                                         ____________________________________
                                         Ellamae Anderson
                                         Corporate Secretary and Director