Form 10KSB
period 2001-12-31
LITTLE SQUAW GOLD MINING CO
filed 2002-04-01
CIK 59860

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                  FORM 10 - KSB
(Mark  One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  fiscal  year  ended  December  31,  2001

      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  transition  period  from

Commission  File  Number        000-29786


                        LITTLE SQUAW GOLD MINING COMPANY
             (Exact Name of Registrant as specified in its charter)

           Alaska                                          91-074281
(State or other jurisdiction of                     (I.R.S. Employer Id. No.)
incorporation  or  organization)

           924  W.  22nd  Ave.
           Spokane,  Washington                             99203
(Address  of  principal  Executive  Office)               (Zip  Code)

Registrant's  telephone  number,  including  area  code:          (509) 747-5328

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

     State  issuer's  revenues  for  its  most  recent  fiscal  year.        -0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based upon the average bid price at
March 28, 2002 ($.04) the aggregate market value was                   $ 288,560

     State the number of shares outstanding of each of the issuer's classes of common equity: as of March 29, 2002 8,351,403 shares of Common Stock

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes  ( )     No(X)

                                     PART I



ITEM  1.     DESCRIPTION  OF  BUSINESS

General
-------

Little Squaw Gold Mining Company ( the "Company"), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on May 7, 1959. The Company's executive offices are located at924 W. 22nd Ave., Spokane, WA 99203.

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

Registrant in November of 1989 and May of 1990 entered into a lease with Gold Dust Mines, Inc. of all placer mining interests of Registrant located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production. During 1998 and 1999, Gold Dust's placer mining was limited to one drainage. There was no mining conducted in 2001. In 1999, 2000 and 2001, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust's obligations to the Company) declared bankruptcy.

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

Employees
---------

During the year ending December 31, 2001, the Company had two part-time employees (both directors) who provided management services for the Company. The Company's employees are not subject to a union labor contract or collective bargaining agreement.

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

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 2001 and 2000, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has suffered recurring net losses and its current liabilities exceed its curent assets that raise substantial doubt about the Company's ability to continue as a going concern (See "Financial Statements").

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

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol "LITS". The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1,2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal  Year                         High  Closing          Low  Closing

First  2000                              .05                    .05
Second  2000                             .08                    .08
Third  2000                              .08                    .08
Fourth  2000                             .08                    .04

First  2001                              .04                    .02
Second  2001                             .07                    .02
Third  2001                              .05                    .01
Fourth  2001                             .02                    .02

First  2002                              .04                    .02
March  28,  2002                         .04                    .04

Holders.
--------

As of December 31, 2001 there were 3,671 shareholders of record of the Company's Common Stock.

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

There is a small portion of the property next to the millsite, which has been identified by the state of Alaska as requiring cleanup. The estimated cost for cleanup is $20,000.00-30,000.00, and registrant is waiting until lode operations resume to perform the cleanup.

The Company has current liabilities of approximately $310,000 and does not have sufficient current assets to meet these liabilities. The Company is unable to satisfy its cash requirements for the coming year. The Company does not currently have plans to raise additional capital to fund its anticipated expenses for the coming year.

ITEM  7.     FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2001 and 2000 have been audited by LeMaster & Daniels PLLC and are included as part of this Form 10-KSB:

Accountants'  Report

Balance  Sheets, December  31,  2001  and  2000

Statements  of  Operations
     for  the  years  ended  December  31,  2001,  and  2000

Statements  of  Cash  Flows
     for  the  years  ending  December  31,  2001,  and  2000

Statement  Stockholders'  Equity
    from  inception  (March  26,  1959)  through  December  31,  2001

Notes  to  Financial  Statements

                           INDEPENDENT  AUDITORS'  REPORT



Stockholders  and  Board  of  Directors
Little  Squaw  Gold  Mining  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended, and for the period from March 26, 1959 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and the period from March 26, 1959 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ LeMaster & Daniels PLLC

     LeMASTER  &  DANIELS  PLLC
     Certified  Public  Accountants



Spokane,  Washington
March  5,  2002
See  accompanying  notes  to  financial  statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Balance  Sheets

                                                          December  31,
                                                ------------------------------
                                                      2001           2000
                                                --------------  --------------
ASSETS
CURRENT  ASSETS:
Cash                                            $       4,927   $      15,329
Accounts  receivable                                      421             768
Gold  inventory                                        10,004          10,004
                                                --------------  --------------
Total  current  assets                                 15,352          26,101
                                                --------------  --------------

PLANT,  EQUIPMENT,  AND  MINING  CLAIMS:
Mine  buildings                                        25,911          25,911
Mining  and  other  equipment                         141,692         141,692
                                                --------------  --------------
                                                      167,603         167,603

Less  accumulated  depreciation                       167,603         167,603
                                                --------------  --------------
Mining  claims                                        264,000         264,000
                                                --------------  --------------
                                                      264,000         264,000
                                                --------------  --------------
                                                $     279,352   $     290,101
                                                ==============  ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
CURRENT  LIABILITIES:
Accounts  payable,  related  party              $      20,000     $    20,000
Accrued  payroll                                      251,851         243,250
Accrued  and  withheld  payroll  taxes                 19,048          18,391
Other  accrued  expense                                20,000          20,000
                                                --------------  --------------
Total  current  liabilities                           310,899         301,641
                                                --------------  --------------

CONTINGENCY

STOCKHOLDERS'  EQUITY  (DEFICIT):
Common stock-12,000,000 shares, $.10 par value,
  authorized;  8,468,506  shares  issued              846,850         846,850
Additional  paid-in  capital                          351,237         351,237
Deficit accumulated during the
  development stage                                (1,221,460)     (1,201,453)
                                                --------------  --------------
                                                      (23,373)         (3,366)
Less treasury stock, 117,103 shares, at cost           (8,174)         (8,174)
                                                --------------  --------------
Total  stockholders'  equity  (deficit)               (31,547)        (11,540)
                                                --------------  --------------

                                                $     279,352   $     290,101
                                                ==============  ==============


See accompanying notes to financial statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Statements  of  Operations

                                                                 From Inception
                                           December  31,        (Mar. 26, 1959)
                                 ------------------------------  Through
                                       2001           2000       Dec. 31, 2001
                                 --------------  --------------  --------------
REVENUE:

Royalties,  net                  $         -     $         -     $     398,752
Management  fees                           -               -             4,500
Stock  transfer  fees                      -               -            16,586
Interest  income                           -               420          26,357
Loss  on  sale  of assets                  -            (3,086)         (3,086)
Gold  sales  and  sundry                   -               -             7,642
Lease  and  rental                         -               -            99,330
                                 --------------  --------------  --------------
                                           -          (  2,666)        550,081
                                 --------------  --------------  --------------

EXPENSES:

Management fees and salaries             8,600          18,600         867,357
Directors'  fees                           -               -            65,775
Professional  services                   5,963           5,520         273,140
Telephone                                  421             469          25,236
Interest                                   -               -            35,986
Office  and  other  rent                   221           3,246          60,542
Office supplies and expense                345             707         126,620
Taxes, payroll and other                 1,188           1,733          88,077
Travel  and  meetings                      155             125          58,190
Depreciation                               -               -             5,248
Reclamation  and  miscellaneous          3,114           4,462          82,032
Loss  on  partnership  venture             -               -            53,402
Equipment  repairs                         -               -            25,170
Royalties                                  -               -             1,381
Insurance                                  -               -             1,157
Amortization  of organization costs        -               -               483
Contract labor, supplies,
  and freight                              -               -             1,745
                                 --------------  --------------  --------------
                                        20,007          34,862       1,771,541
                                 --------------  --------------  --------------
NET  LOSS                        $     (20,007)  $     (37,528)  $  (1,221,460)
                                 ==============  ==============  ==============
Loss per share of stock
  outstanding                    $         -     $         -
                                 ==============  =============











See accompanying notes to financial statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Statements  of  Cash  Flows

                                                                 From Inception
                                           December  31,        (Mar. 26, 1959)
                                 ------------------------------  Through
                                       2001           2000       Dec. 31, 2001
                                 --------------  --------------  --------------
INCREASE  (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                         $     (20,007)  $     (37,528)  $  (1,221,460)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation and amortization            -               -             5,733
  Stock and options issued for
    salaries  and  fees                    -               -           184,782
(Increase) decrease in current
  assets:
  Accounts  receivable                     347            (370)           (421)
  Gold  inventory                          -            15,867         (10,004)
Increase (decrease) in current
  liabilities:
  Accounts payable, related party          -               (18)         20,000
  Accrued  payroll                       8,601          18,600         251,851
  Accrued and withheld payroll
    taxes                                  657           1,425          19,048
  Other  accrued  expense                  -               -            20,000
                                 --------------  --------------  --------------
Net cash used in operating
  activities                           (10,402)         (2,024)       (730,471)
                                 --------------  --------------  --------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
Receipts attributable to
  unrecovered promotional,
  exploratory, and development
  costs                                    -              -            626,942
Sale  of  equipment                        -              -             60,000
Disposition of certificate of
  deposit                                  -           10,000              -
Additions to plant, equipment,
  and unrecovered promotional,
  exploratory, and development
  costs                                    -              -           (343,368)
                                 --------------  --------------  --------------
Net cash provided by investing
  activities                               -            10,000         343,574
                                 --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance  of  common  stock                -               -           400,481
Acquisition of treasury stock              -               -            (8,174)
Organizational  costs                      -               -              (483)
                                 --------------  --------------  --------------
Net cash provided by financing
  activities                             -                  -          391,824
NET INCREASE (DECREASE) IN CASH        (10,402)          7,976           4,927
CASH, BEGINNING OF YEAR/PERIOD          15,329           7,353             -
                                 --------------  --------------  --------------
CASH,  END  OF  YEAR/PERIOD      $       4,927   $      15,329   $       4,927
                                 ==============  ==============  ==============
See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity
From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

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

From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

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

LITTLE SQUAW GOLD MINING COMPANY
(a development stage company)
Statement of Stockholders' Equity (continued)
From Inception (March 26, 1959) through December 31, 2001

                                                                                                   Deficit
                     Shares Issued for     Basis of                  Common Stock                  Accumulated
                   ----------------------  Assignment of Amount  --------------------  Additional  During the   Trea-
                         Noncash           for Noncash                                 Paid-in     Development   sury
Year  Transaction  Cash  Consideration     Consideration         Shares     Par Value  Capital     Stage        Stock     Total
----  -----------  ----  ----------------  --------------------  ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 2000                                                8,468,506  $846,850   $  351,237  $(1,201,453) $ (8,174) $(11,540)
2001 Net loss                                                          -         -            -        (20,007)      -     (20,007)
                                                                 ---------  ---------  ----------  -----------  --------  ---------
Balances,
December 31, 2001                                                8,468,506  $846,850   $  351,237  $(1,221,460) $ (8,174) $(31,547)
                                                                 =========  =========  ==========  ===========  ========  =========





























See accompanying notes to financial statements.

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Nature  of  Operations:

Little Squaw Gold Mining Company (the Company) owns various patented and unpatented mining claims in Alaska. Placer mining of certain claims has been performed by a lessee. The Company is considered to be a development stage company, as only nominal operations have occurred to date. Planned principal operations include lode mining of claims. The Company operates in one reportable segment: mining operations.

Basis  of  Presentation:

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying 2001 financial statements show current liabilities exceeding current assets by approximately $296,000, a deficit accumulated in the development stage of approximately $1,221,000, stockholders' equity (deficit) of approximately $(32,000), and a net loss of approximately $(20,000). In addition, as discussed in note 2, the Company's placer mining lessee has defaulted on its obligations to the Company.

Management's plans for the continuation of the Company as a going concern include the reduction of operating expenses to the extent possible, continued deferral of payment of officers' accrued compensation, obtaining a placer lessee to operate certain placer mining claims, and ultimately to obtain a lode mining lessee. In addition, some unpatented claims are being abandoned to eliminate the costs of state fees and minimum assessment work required to maintain the claims. At December 31, 2001, all but 19 unpatented claims had been abandoned. There are no assurances with respect to the future success of these plans.

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

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued):

Mining  Claims:

In April 1978, the Company acquired certain patented and unpatented mining claims located in the Chandalar Mining District from a partnership, a member of which is an officer/stockholder of the Company. In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued shares. A 2% gross royalty interest was retained by the partnership. Management assigned a value of $40,000 to the claims, which is equal to the par value of the common stock issued. Any other basis for assigning values was not determinable.

In May 1972, the Company acquired from a corporation and various individuals certain patented and unpatented mining claims located in the Chandalar Mining District, which were previously leased. Under the terms of the acquisition agreement, the Company issued 2,240,000 shares of its previ-ously unissued (2,114,312) shares and treasury (125,688) shares and transferred certain placer mining equipment for such claims. In 1975, effective as of January 1, 1974, management assigned a value of $224,000 to the claims, which is equal to the par value of the common stock issued. Any other basis for assigning values was not determinable. Management believes there has been no impairment in the values assigned to the mining claims, based on estimated mineral reserves present in the claims.

Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued reclamation costs, and deferred tax assets and related valuation allowance. Actual results could differ from those estimates.

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

Loss  Per  Share:

Such amounts (representing basic and diluted loss per share) are computed based on the weighted average number of shares outstanding during the years (8,351,403 in 2001 and 2000).

LITTLE  SQUAW  GOLD  MINING  COMPANY
(a  development  stage  company)
Notes  to  Financial  Statements

NOTE  2  --  LEASE  OF  MINING  CLAIMS,  MINE AND MILL BUILDINGS, AND EQUIPMENT:

Beginning in 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company's mining claims on creek drainages. The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8% royalty from placer gold production. During 1998 and 1999, Gold Dust's placer mining was limited to one drainage. There was no mining conducted in 2000 and 2001. In 1999, 2000, and 2001, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust's obligations to the Company) declared bankruptcy. The 1999, 2000, and 2001 unpaid lease fees of $24,880 (including $2,380 claim rentals the Company paid on behalf of Gold Dust) and 1999 production royalties (estimated at approximately $2,500) were not reported as assets and revenue in the accompanying financial statements, as such amounts have been reduced in full by a valuation allowance.

NOTE  3  --  RELATED  PARTIES:

Included in accounts payable at December 31, 2001 and 2000, are unpaid legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

NOTE  4  --  RECLAMATION  COSTS:

The Company had accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 2001 and 2000. This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska. An outside consultant has estimated the clean-up costs at $20,000 to $30,000.

NOTE  5  --  INCOME  TAXES:

At December 31, 2001 and 2000, the Company had deferred tax assets which were fully reserved by valuation allowances. Following are the components of such assets and allowances:
                                                          December  31,
                                                ------------------------------
                                                      2001           2000
                                                --------------  --------------
Deferred  tax  assets  arising  from:
     Unrecovered promotional, exploratory, and
       development  costs                       $      56,000   $      56,000
     Accrued  compensation                             38,000          36,000
     Net  operating  loss  carryforwards               33,000          39,000
                                                --------------  --------------
                                                      127,000         131,000
Less  valuation  allowance                            127,000         131,000
                                                --------------  --------------
Net  deferred  tax  assets                      $         -     $         -
                                                ==============  ==============

At December 31, 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $217,000, which will expire in various amounts from 2002 through 2021. Changes in the deferred tax asset valuation allowance for 2001 and 2000 relate only to corresponding changes in deferred tax assets for those years.

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

Name                      Age  Office  with  the Company    Appointed to Office
------------------------  ---  ---------------------------  -------------------
Eskil  Anderson(1)         88  President  &  Director              1972

Stewart A. Jackson, PH.D   60  Vice President and Director         1993

Leonard  C.  Havlis        73  Director                            1972

Ellamae  Anderson  (1)     79  Director                            1986

Hollis  H.  Barnett  (1)   62  Secretary  and  Director            1986

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

ITEM  10.        EXECUTIVE  COMPENSATION

A summary of cash and other compensation for the Company's President and Chief Executive Officer for the three most recent years is as follows:

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Eskil Anderson  1999  $34,850   $0     $0        $0           -0-      $0        $0
President       2000  $15,000   $0     $0        $0           -0-      $0        $0
                2001   $5,000   $0     $0        $0           -0-      $0        $0

*These figures do not represent salaries actually paid to Eskil Anderson. The Company accrues but does not pay Mr. Anderson's salary. At December 31, 2001 there was approximately $251,851 of accrued salary payable to Mr. Anderson.

Option/SAR  Grants  In  Last  Fiscal  Year

None

Director  Compensation  For  Last  Fiscal  Year

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

Title                                 Amount and Nature of
of Class  Name of Beneficial Owner    Beneficial Ownership  Percent of Class (1)
--------  --------------------------  --------------------  --------------------
Common     Eskil and Ellamae Anderson          784,577               9.4%
Common     Leonard Halvis                       50,466(1)             .65%
Common     Hollis H. Barnett                   148,498               1.8%
Common     Stewart Jackson                     153,846               1.8%
Common     Total of all officers and
           directors (5 individuals)         1,137,387              13.6%

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

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K.

(a)  the  following  documents  are  filed  as  part  of  the  report:

1.  Financial  Statements

Accountants'  Report

Balance  Sheets
December  31,  2001  and  2000

Statements  of  Operations
for  the  years  ended  December  31,  2001,  and  2000

Statements  of  Cash  Flows
for  the  years  ending  December  31,  2001,  and  2000

Statement  Stockholders'  Equity
from  inception  (March  26,  1959)  through  December  31,  2001

Notes  to  Financial  Statements

2.  Exhibits  required  by  Item  601

None

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

LITTLE  SQUAW  GOLD  MINING  COMPANY

                                          /s/ Eskil Anderson
                                      By: -------------------------------
Date:  March  29,  2002               Eskil  Anderson
                                      President (Principal Executive Officer
                                      and  Principal  Financial  Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/  Eskil Anderson
                                              -------------------------------
Date:     March  29,  2002                    Eskil  Anderson,  Director


                                              /s/  Hollis H. Barnett
                                              -------------------------------
Date:     March  29,  2002                    Hollis  H.  Barnett,  Director


                                              /s/  Stewart Jackson
                                              -------------------------------
Date:     March  29,  2002                    Stewart  Jackson,  Director


                                              /s/  Leonard Havlis
                                              -------------------------------
Date:     March  29,  2002                    Leonard  Havlis,  Director


                                              /s/  Ellamae Anderson
                                              -------------------------------
Date:     March  29,  2002                    Ellamae  Anderson,  Director