Form 10QSB
period 2002-09-30
LITTLE SQUAW GOLD MINING CO
filed 2002-11-14
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number            001-06412

LITTLE SQUAW GOLD MINING COMPANY

Alaska

91-074281

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

933 W. Third Street, P.O. Box 184

Spokane, WA

99210

(Address of principal executive offices)

(Zip Code)

(509) 624-2676

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,351,403  $0.10 par value per share

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

LITTLE SQUAW GOLD MINING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. - FINANCIAL INFORMATION

The items required by Part I of Form 10-QSB are omitted herein in accordance with Rule 13a-13 promulgated under the Securities and Exchange Act of 1934, as amended.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

DATE:  November 12, 2002

       Eskil Anderson, President and

Chief Financial Officer

       /s/ Ellamae Anderson

BY:

DATE:  November 12, 2002

Ellamae Anderson, Corp. Secretary