Form 10KSB
period 2002-12-31
LITTLE SQUAW GOLD MINING CO
filed 2003-04-14
CIK 59860

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10 - KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-29786

LITTLE SQUAW GOLD MINING COMPANY

(Exact Name of Registrant as specified in its charter)

Alaska

91-074281

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

924 W. 22nd Ave.

Spokane, Washington

99203

(Address of principal Executive Office)

(Zip Code)

Registrant’s telephone number, including area code:  (509) 747-5328

Securities Registered pursuant to Section 12 (g) of the Act:  Common Stock, Par Value $0.10

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes[X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the average bid price at March 31, 2003 ($.10) the aggregate market value was $ 721,400

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 31, 2003:   8,351,403 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes[ ]           No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Little Squaw Gold Mining Company  (the “Company”), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on May 7, 1959.  The Company’s executive offices are located at 924 W. 22nd Ave., Spokane, WA 99203.

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development.  Factors that could cause actual results to differ materially include, among others, metals price volatility.  Most of these factors are beyond the Company’s ability to predict or control.  The Company disclaims any obligation to update any forward-looking statement made herein.  Readers are cautioned not to put undue reliance on forward-looking statements. (See Investment Considerations).

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

Registrant in November of 1989 and May of 1990 entered into a lease with Gold Dust Mines, Inc. of all placer mining interests of Registrant located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provides for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production.  During 1998 and 1999, Gold Dust’s placer mining was limited to one drainage.  There was no mining conducted in 2001 or 2002.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust’s obligations to the Company) declared bankruptcy.

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

During the Spring of 1990, the lessee transported an IHC wash plant, with numerous large pieces of placer mining equipment to the site over the winter haul road from Coldfoot to Registrant’s mining claims.  Gold Dust Mines restricted its placer mining operations during the 1991 and 1992 seasons to the Tobin Creek drainage.  During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek, and St. Mary's Creek drainages.  In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek Drainages.  During 1996, a lease amendment was entered into between Registrant, lessor, and Gold Dust Mines, lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease and the lessor currently has an operating lease only on the Big Creek and St. Mary’s Creek drainages.

During 1996 to 1999, these placer mining operations were conducted on the Big Creek drainage.

In the late summer of 1997, a placer mining lease was executed by the Registrant with Day Creek Mining Company, Inc., an Alaskan corporation.  The lease included the placer mining claims only for the Tobin Creek drainages, Big Squaw Creek and Little Squaw Creek drainages, but did not include the Big Creek and St. Mary’s Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease and only a minimum amount of drilling was performed the first year with some good results.  Due to lack of finances, the lessee could not comply with the drilling requirements in 1998 and the lease was terminated in 1999 by lessor giving a declaration of forfeiture to the lessees in February of 1999. Lessees have not contested the declaration of forfeiture.

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

Employees

During the year ending December 31, 2002, the Company had one part-time employee (a director) who provided management services for the Company. The Company’s employees are not subject to a union labor contract or collective bargaining agreement.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Investment Considerations

The following Investment Considerations, together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2002 and 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has suffered recurring net losses and its current liabilities exceed its current assets that raise substantial doubt about the Company’s ability to continue as a going concern (See "Financial Statements").

Risks of Passive Ownership

At present, the Company’s principal asset is its interest in mining properties located in the Chandalar Mining District.  The Company’s success is dependent on the extent to which reserves can be developed and mined on the Chandalar District properties and on the extent to which the Company is able to acquire or create other royalty or property interests.

The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property.  Therefore, unless the Company is able to secure and enforce certain extraordinary rights, it can be expected that the Company will not be in control of basic decisions regarding development and operation of the properties in which the Company may have an interest.

Thus, the Company’s strategy of having others operate properties in which it retains a royalty or other passive interest puts the Company generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, and processing, plant and equipment matters, among others.  While the Company attempts to obtain contractual rights that will permit the Company to protect its position, there can be no assurance that such rights will be sufficient or that the Company’s efforts will be successful in achieving timely or favorable results.

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

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as gold, silver and copper fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of gold, silver or copper should drop dramatically, the value of the Company’s royalty interest and exploration properties could also drop dramatically, and the Company might not be able to recover its investment in those interests or properties.  The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received.  Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

Environmental Risks

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

Title to Properties

The validity of unpatented mining claims, which constitute a significant portion of the Company’s property holdings in the United States, is often uncertain, and such validity is always subject to contest.  Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

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

LEGAL PROCEEDINGS

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Registrant during the forth quarter of the Registrant’s fiscal year.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “LITS”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1,2001.  The quote date was obtained through America Online from data provided by Standard & Poors. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

First

2001

.04

.02

Second

2001

.07

.02

Third

2001

.05

.01

Fourth

2001

.02

.02

First

2002

.04

.02

Second

2002

.09

.02

Third

2002

.09

.04

Fourth

2002

.08

.04

First

2003

.13

.06

Holders.

As of December 31, 2002 there were 3,451 shareholders of record of the Company’s Common Stock.

Dividends.

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

The Registrant has sold no equity securities during the period covered by this report that were not registered under the Securities Act.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

All of the Registrant's lode properties are still in development stages.  The management has full control of all of the lode properties, and intends to resume lode operations and placer operations on the open placer claims as soon as a competent and adequately financed operator can be located.  Management is not currently in discussion with any prospective companies for lease of the lode and placer operations.

Management is still discussing with Gold Dust mines the breaches to the lease and a determination will be made in the near future as to what action should be taken concerning that lease.

The management is actively seeking joint venture mining companies capable of developing the lode operations.

There is a small portion of the property next to the millsite, which has been identified by the state of Alaska as requiring cleanup. The estimated cost for cleanup is $20,000-30,000 and registrant is waiting until lode operations resume to perform the cleanup.

The Company has current liabilities of approximately $315,000 and does not have sufficient current assets to meet these liabilities. The Company is unable to satisfy its cash requirements for the coming year. The Company does not currently have plans to raise additional capital to fund its anticipated expenses for the coming year.

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2002 and 2001 have been audited by LeMaster & Daniels PLLC and are included as part of this Form 10-KSB:

Accountants' Report

Balance Sheets

December 31, 2002 and 2001

Statements of Operations

for the years ended December 31, 2002 and 2001 and

from inception (March 26, 1959) through December 31, 2002

Statements of Cash Flows

for the years ending December 31, 2002 and 2001 and

from inception (March 26, 1959) through December 31, 2002

Statement Stockholders' Equity

From inception (March 26, 1959) through December 31, 2002

Notes to  Financial Statements

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Little Squaw Gold Mining Company

Spokane, Washington

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended, and for the period from March 26, 1959 (inception) through December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and the period from March 26, 1959 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company has suffered recurring net losses and its current liabilities exceed its current assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

March 4, 2003

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Balance Sheets

December 31,

       2002

       2001

ASSETS

CURRENT ASSETS:

Cash

$        1,210

$        4,927

Accounts receivable

421

421

Gold inventory

          4,904

      10,004

Total current assets

          6,535

      15,352

PLANT, EQUIPMENT, AND MINING CLAIMS:

Mine buildings

25,911

25,911

Mining and other equipment

    141,692

    141,692

167,603

167,603

Less accumulated depreciation

    167,603

    167,603

-

-

Mining claims

    264,000

    264,000

    264,000

    264,000

$   270,535

$   279,352

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable, related party

$     20,000

$    20,000

Accrued payroll

255,450

251,851

Accrued and withheld payroll taxes

19,323

19,048

Other accrued expense

      20,000

      20,000

Total current liabilities

    314,773

    310,899

CONTINGENCY

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock – 12,000,000 shares, $.10 par value,

authorized; 8,468,506 shares issued

846,850

846,850

Additional paid-in capital

351,237

351,237

Deficit accumulated during the development stage

(1,234,151)

(1,221,460)

(36,064)

(23,373)

Less treasury stock, 117,103 shares, at cost

       (8,174)

       (8,174)

Total stockholders’ equity (deficit)

     (44,238)

     (31,547)

$    270,535

$    279,352

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

    December 31,

Through

      2002

     2001

December 31, 2002

REVENUE:

Royalties, net

$

        -

$

         -

$

398,752

Management fees

-

-

4,500

Stock transfer fees

-

-

16,586

Interest income

-

-

26,357

Loss on sale of assets

-

-

(3,086)

Gold sales and sundry

-

-

7,642

Lease and rental

               -

               -

        99,330

               -

               -

      550,081

EXPENSES:

Management fees and salaries

3,600

8,600

870,957

Directors' fees

-

-

65,775

Professional services

4,937

5,963

278,077

Telephone

15

421

25,251

Interest

-

-

35,986

Office and other rent

-

221

60,542

Office supplies and expense

404

345

127,024

Taxes, payroll and other

665

1,188

88,742

Travel and meetings

-

155

58,190

Depreciation

-

-

5,248

Reclamation and miscellaneous

3,070

3,114

85,102

Loss on partnership venture

-

-

53,402

Equipment repairs

-

-

25,170

Royalties

-

-

1,381

Insurance

-

-

1,157

Amortization of organization costs

-

-

483

Contract labor, supplies, and freight

                    -

              -

           1,745

             12,691

         20,007

    1,784,232

NET LOSS

$

(12,691)

$

(20,007)

$

(1,234,151)

Loss per share of stock outstanding

$

-

$

-

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statements of Cash Flows

From Inception

Years Ended

(March 26, 1959)

    December 31,

Through

      2002

      2001

December 31, 2002

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(12,691)

$

(20,007)

$

(1,234,151)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

-

-

5,733

Stock and options issued for salaries and fees

-

-

184,782

(Increase) decrease in current assets:

Accounts receivable

-

347

(421)

Gold inventory

5,100

-

(4,904)

Increase (decrease) in current liabilities:

Accounts payable, related party

-

-

20,000

Accrued payroll

3,600

8,601

255,450

Accrued and withheld payroll taxes

274

657

19,323

Other accrued expense

                  -

               -

         20,000

Net cash used in operating activities

            (3,717)

       (10,402)

      (734,188)

CASH FLOWS FROM INVESTING ACTIVITIES:

Receipts attributable to unrecovered promotional,

exploratory, and development costs

-

-

626,942

Sale of equipment

-

-

60,000

Additions to plant, equipment, and unrecovered

promotional, exploratory, and development costs

                  -

               -

      (343,368)

Net cash provided by investing activities

                  -

               -

       343,574

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock

-

-

400,481

Acquisition of treasury stock

-

-

(8,174)

Organizational costs

                  -

                -

            (483)

Net cash provided by financing activities

                  -

                -

      391,824

NET INCREASE (DECREASE) IN CASH

(3,717)

(10,402)

1,210

CASH, BEGINNING OF YEAR/PERIOD

              4,927

         15,329

               -

CASH, END OF YEAR/PERIOD

$

1,210

$

4,927

$

1,210

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statement of Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2002

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Noncash Consideration

      for Noncash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1959

Issuance of shares

X

441,300

$

44,130

$

$

$

$

Net loss

(428)

43,702

1960

Issuance of shares

X

433,780

43,378

Net loss

(769)

42,609

1961

Issuance of shares

X

306,620

30,662

Issuance of shares

X

25,010

2,501

5,002

Net loss

(12,642)

25,523

1962

Issuance of shares

X

111,239

11,124

Issuance of shares

X

248,870

24,887

49,773

Issuance of shares

Mining leases

Par value of stock issued

600,000

60,000

Net loss

(5,078)

140,706

1963

Issuance of shares

X

223,061

22,306

Issuance of shares

X

27,000

2,700

5,400

Sale of option

110

Net loss

(5,995)

24,521

1964

Net loss

(8,913)

(8,913)

1965

Issuance of shares

X

19,167

1,917

3,833

Issuance of shares

Salaries

) Price per share issued for cash

)

during period

19,980

1,998

3,996

Net loss

(9,239)

2,505

1966

Issuance of shares

X

29,970

2,997

Issuance of shares

X

5,200

520

520

Net loss

(7,119)

(3,082)

1967

Issuance of shares

X

3,700

370

740

Issuance of shares

Engineering and

management fees

Par value of stock issued

24,420

2,442

Issuance of shares

Auditing fees

2,030

203

406

Net loss

(5,577)

(1,416)

1968

Issuance of shares

X

64,856

6,486

12,971

Issuance of shares

Salaries

) Price per share issued for

19,980

1,998

3,996

Issuance of shares

Directors’ fees

)

cash during period

30,000

3,000

6,000

Net loss

(7,322)

27,129

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statement of Stockholders' Equity (Deficit) (Continued)

From Inception (March 26, 1959) Through December 31, 2002

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Noncash Consideration

      for Noncash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1969

Issuance of shares

X

12,760

$

1,276

$

2,552

$

$

$

Issuance of shares

X

338,040

33,804

85,432

Issuance of shares

Salaries

) Approximate price per share

24,000

2,400

4,800

Issuance of shares

Consideration for

)

issued for cash during period

co-signatures

50,004

5,000

10,001

Net income

2,272

147,537

1970

Issuance of shares

X

1,000

100

400

Issuance of shares

Salaries

Price per share issued for cash in

prior period

1,500

150

300

Issuance of shares

Salaries

Price per share issued for cash in

current period

444

44

178

Net loss

(8,880)

(7,708)

1971

Issuance of shares

X

13,000

1,300

1,500

Issuance of shares

Purchase of assets of

Chandalar Mining &

Milling Co.

Par value of stock issued

336,003

33,600

Net loss

(2,270)

34,130

1972

Issuance of shares

Purchase of assets of

Chandalar Mining &

Milling Co.

Par value of stock issued

413,997

41,400

Issuance of shares

Additional exploratory

and development

costs through

payment of

Chandalar Mining &

Milling Co. liabilities

Dollar value of liabilities paid

55,657

5,566

15,805

Receipt of treasury

stock in satisfac-

tion of accounts

receivable and in-

vestment in Chan-

dalar Mining &

Milling Co.

(125,688)

(12,569)

(977)

(13,546)

Issuance of shares

Mining claims

Par value of stock issued

2,240,000

224,000

13,527

Net loss

(65,175)

208,031

1973

Net loss

(16,161)

(16,161)

1974

Net loss

(13,365)

(13,365)

1975

Net loss

(15,439)

(15,439)

1976

Net loss

(5,845)

(5,845)

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statement of Stockholders' Equity (Deficit) (Continued)

From Inception (March 26, 1959) Through December 31, 2002

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Noncash Consideration

      for Noncash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1977

Issuance of shares

Purchase of assets of

Mikado Gold Mines

Par value of stock issued

1,100,100

$

110,010

$

$

$

$

Net loss

(15,822)

94,188

1978

Issuance of shares

Mining claims

Par value of stock issued

400,000

40,000

Issuance of shares

Directors' fees

)

40,000

4,000

3,200

Issuance of shares

Management fees,

notes payable, and

) Approximate market price per share

accrued interest

)

109,524

10,952

8,762

Net loss

(39,144)

27,770

1979

Net loss

(18,388)

(18,388)

1980

Net loss

(34,025)

(34,025)

1981

Net loss

(32,107)

(32,107)

1982

Issuance of shares

Directors' fees

Approximate market price per share

40,000

4,000

20,000

Net loss

(70,165)

(46,165)

1983

Net loss

(10,416)

(10,416)

1984

Net loss

(63,030)

(63,030)

1985

Issuance of shares

Directors' fees

Approximate market price per share

40,000

4,000

12,000

Net loss

(78,829)

(62,829)

1986

Issuance of shares

X

44,444

4,444

5,556

Net loss

(32,681)

(22,681)

1987

Issuance of shares

Officer salary

)

166,000

16,600

18,500

Issuance of stock

option

Legal fees

) Approximate market price per share

12,360

Issuable shares

Directors' fees

)

4,095

Issuance of stock

option

Equipment

  Value of equipment

60,000

Net loss

(48,057)

63,498

1988

Issuance of shares

Officer salary

)

194,444

19,444

(1,944)

Issuance of stock option

Legal fees

) Approximate market price per share

6,200

Issuable shares

Directors' fees

)

1,080

Issuance of shares

Settlement of stock

option

Approximate market price when option

was granted

58,860

5,886

(5,886)

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statement of Stockholders' Equity (Deficit) (Continued)

From Inception (March 26, 1959) Through December 31, 2002

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Noncash Consideration

      for Noncash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1988

Issuance of shares

Settlement of stock

(cont.)

right

Approximate market price when

right was granted

19,500

$

1,950

$

(1,950)

$

$

$

Net loss

(46,961)

(22,181)

1989

Issuance of shares

Settlement of stock

option

Approximate market price when option

was granted

68,888

6,889

(6,889)

Issuance of shares

Settlement of stock

right

Approximate market price when right

was granted

12,000

1,200

(1,200)

Net loss

(59,008)

(59,008)

1990

Net loss

(37,651)

(37,651)

1991

Issuance of shares

Directors' fees

Approximate market price per share

24,000

2,400

Purchase of 20,000

treasury shares

X

(1,500)

Net loss

(42,175)

(41,275)

1992

Purchase of 32,000

treasury shares

X

(1,680)

Net loss

(41,705)

(43,385)

1993

Net loss

(71,011)

(71,011)

1994

Issuance of stock

option

Officer compensation

Approximate market price per share

6,250

Net loss

(43,793)

(37,543)

1995

Issuance of shares

Officer compensation

Approximate market price per share

153,846

15,385

4,615

Purchase of 65,000

treasury shares

X

(4,975)

Net loss

(30,728)

(15,703)

1996

Net loss

(39,963)

(39,963)

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Statement of Stockholders' Equity (Deficit) (Continued)

From Inception (March 26, 1959) Through December 31, 2002

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Noncash Consideration

      for Noncash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1997

Expiration of stock option

$

$

(6,250)

$

$

$

(6,250)

Net loss

(31,828)

(31,828)

1998

Net loss

(30,681)

(30,681)

1999

Net loss

(57,812)

(57,812)

2000

Net loss

(37,528)

(37,528)

Balances, December 31, 2000

8,468,506

846,850

351,237

(1,201,453)

(8,174)

(11,540)

2001

Net loss

(20,007)

(20,007)

Balances, December 31, 2001

8,468,506

846,850

351,237

(1,221,460)

(8,174)

(31,547)

2002

Net loss

(12,691)

(12,691)

Balances, December 31, 2002

8,468,506

$

846,850

$

351,237

$

(1,234,151)

$

(8,174)

$

(44,238)

See accompanying notes to financial statements.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of Presentation:

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The accompanying 2002 financial statements show current liabilities exceeding current assets by approximately $308,000, a deficit accumulated in the development stage of approximately $1,234,000, stockholders’ equity (deficit) of approximately $(44,000), and a net loss of approximately $12,700.  In addition, as discussed in note 2, the Company’s placer mining lessee has defaulted on its obligations to the Company.

Management’s plans for the continuation of the Company as a going concern include the reduction of operating expenses to the extent possible, continued deferral of payment of officers’ accrued compensation, obtaining a placer lessee to operate certain placer mining claims, and ultimately to obtain a lode mining lessee.  In addition, some unpatented claims have been abandoned to eliminate the costs of state fees and minimum assessment work required to maintain the claims.  At December 31, 2002 and 2001, all but 19 unpatented claims had been abandoned.  There are no assurances with respect to the future success of these plans.

Gold Inventory:

Such asset, representing a mineral royalty received from a placer mining lease, is stated at net realizable market value.  Inventory market value adjustments are included in royalty income.

Plant, Equipment, and Accumulated Depreciation:

Such assets are based at cost – cost determined by cash, cash items, or value received for shares of the Company’s common stock issued therefor.  The mine and mill buildings and equipment are located on Company-owned mining claims located in the Chandalar Mining District of Alaska.  A small amount of office equipment is located at Company offices in Spokane, Washington.  All such assets are fully depreciated.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Federal and Alaska Income Taxes:

Income tax is provided for the tax effects of transactions reported in the financial statements and consists of tax currently due plus deferred tax related to differences between the basis of assets and liabilities for financial and income tax reporting.  The Company, for financial statement purposes, has reduced unrecovered exploratory and development costs by the excess of lease income over depreciation and sundry direct mine costs.  For income tax purposes, such items have been treated as income and expense.  Also, accrued officers’ compensation is not deductible for income tax purposes until paid.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  A deferred tax asset, subject to a valuation allowance, is also recognized for tax-basis net operating losses being carried forward.  See note 5.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Loss Per Share:

Such amounts (representing basic and diluted loss per share) are computed based on the weighted average number of shares outstanding during the years (8,351,403 in 2002 and 2001).

NOTE 2 – LEASE OF MINING CLAIMS, MINE AND MILL BUILDINGS, AND EQUIPMENT:

Beginning in 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (Gold Dust) covering placer mining rights on certain of the Company’s mining claims on creek drainages.  The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8% royalty from placer gold production.  During 1998 and 1999, Gold Dust’s placer mining was limited to one drainage.  There was no mining conducted in 2001 and 2002.  From 1999 through 2002, however, Gold Dust failed to pay the $7,500 lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid.  In February 2000, the owners of Gold Dust (guarantors of Gold Dust’s obligations to the Company) declared bankruptcy.  The 1999, 2000, 2001, and 2002 unpaid lease fees of $32,380 (including $2,380 claim rentals the Company paid on behalf of Gold Dust) and 1999 production royalties (estimated at approximately $2,500) were not reported as assets and revenue in the accompanying financial statements, as such amounts have been reduced in full by a valuation allowance.

NOTE 3 – RELATED PARTIES:

Accounts payable at December 31, 2002 and 2001, represent unpaid legal fees for services as corporate counsel by Hollis H. Barnett, a stockholder, director, and secretary of the Company.

NOTE 4 – RECLAMATION COSTS:

The Company had accrued a liability of $20,000 as an estimated total cost of reclamation at December 31, 2002 and 2001.  This cost relates to remedial actions at a single location to clean up ground contamination as required by the State of Alaska.  An outside consultant has estimated the clean-up costs at $20,000 to $30,000.

LITTLE SQUAW GOLD MINING COMPANY

(a development stage company)

Notes to Financial Statements

NOTE 5 – INCOME TAXES:

At December 31, 2002 and 2001, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

	December 31,
	2002	2001
Deferred tax assets arising from:
Unrecovered promotional, exploratory, and development costs	$ 56,000	$ 56,000
Accrued compensation	38,000	38,000
Net operating loss carryforwards	31,000	33,000
	125,000	127,000
Less valuation allowance	125,000	127,000
Net deferred tax assets	$ -	$ -

At December 31, 2002, the Company had federal tax-basis net operating loss carryforwards totaling approximately $208,000, which will expire in various amounts from 2003 through 2022.  Changes in the deferred tax asset valuation allowance for 2002 and 2001 relate only to corresponding changes in deferred tax assets for those years.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practices or financial statement disclosures.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name

Age

Office with the Company

Appointed to Office

Eskil Anderson(1)

89

President, Director

1972

and Chief Financial Officer

Stewart A. Jackson, Ph.D

61

Vice President and Director

1993

Leonard C. Havlis

74

Director

1972

Ellamae Anderson (1)

80

Director

1986

Hollis H. Barnett (1)

63

Secretary and Director

1986

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

Stewart A. Jackson, Ph.D., has been a Mining Geologist for many years, and has been affiliated with several mining corporations.  His office is in Winterhaven, California, where he is actively engaged in mining ventures.  Mr. Jackson serves on the board of directors of Monument Resources, Inc., Continental Precious Minerals, Inc., Jopeck Resources, LTD., and as president of Layfield Resources, Inc., all public companies involved in mining activities.  Mr. Jackson is an experienced professional with 30 years in the mineral industry, involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies.

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

Audit Committee

The Company does not have an audit committee.

ITEM 10.

   EXECUTIVE COMPENSATION

A summary of cash and other compensation for the Company’s President and Chief Executive Officer for the three most recent years is as follows:

Summary Compensation Table

   Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All other

Principal

Year

Salary*

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

($)

($)

($)

SARs(#)

($)

($)

Eskil Anderson

2000

$15,000

$0

$0

$0

-0-

$0

$0

President

2001

$  5,000

$0

$0

$0

-0-

$0

$0

2002

$0

$0

$0

$0

-0-

$0

$0

*These figures do not represent salaries actually paid to Eskil Anderson. The Company accrues but does not pay Mr. Anderson’s salary. At December 31, 2002 there was approximately $219,450 of accrued salary payable to Mr. Anderson.

Option/SAR Grants In Last Fiscal Year

None

Director Compensation For Last Fiscal Year

None

The Company has no employment contracts with executive officers or directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND           MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities and the number and percentage of shares of Common Stock of the Company or any of its parents or subsidiaries beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act) by each director, each of the named executive officers and directors and officers as a group:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Eskil and Ellamae Anderson	784,577	9.4%
Common	Leonard C. Halvis	50,466(1)	.65%
Common	Hollis H. Barnett	148,498	1.8%
Common	Stewart Jackson	153,846	1.8%
Common	Total of all officers and directors (5 individuals)	1,137,387	13.6%

(1) Does not include an additional 9,500 shares Leonard C. Havlis has the right to vote as custodian under the Uniform Gifts to Minors Act.

Changes in Control

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

ITEM 12.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant’s common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K.

(a) the following documents are filed as part of the report:

1. Financial Statements

Accountants' Report

Balance Sheets

December 31, 2002 and 2001

Statements of Operations

for the years ended December 31, 2002 and 2001 and

from inception (March 26, 1959) through December 31, 2002

Statements of Cash Flows

for the years ending December 31, 2002 and 2001 and

from inception (March 26, 1959) through December 31, 2002

Statement Stockholders' Equity

From inception (March 26, 1959) through December 31, 2002

Notes to Financial Statements

2. Exhibits required by Item 601

99   Certification of Principal Executive Officer and Principal Financial Officer

All other Exhibits have been omitted as inapplicable or are incorporated by reference to previous filings.

(a)

Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14.

CONTROLS AND PROCEDURES

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Eskil Anderson

By: Eskil Anderson

President (Principal Executive Officer

and Principal Financial Officer)

Date: April 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eskil Anderson

Date:

April 10, 2003

Eskil Anderson, Director

/s/ Hollis H. Barnett

Date:

April 10, 2003

Hollis H. Barnett, Director

/s/ Stewart Jackson

Date:

April 10 , 2003

Stewart Jackson, Director

/s/ Leonard Havlis

Date:

April 10, 2003

Leonard Havlis, Director

/s /Ellamae Anderson

Date:

April 10 , 2003

Ellamae Anderson, Director

CERTIFICATION

I, Eskil Anderson, certify that:

1.

I have reviewed this annual report on Form 10KSB of Little Squaw Gold Mining Company.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003

/s/ Eskil Anderson

___________________________________

Eskil Anderson, Principal Executive Officer and Principal Financial Officer