Form 10QSB
period 2003-03-31
LITTLE SQUAW GOLD MINING CO
filed 2003-05-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,351,403 shares of Common Stock as of May 6, 2003

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

LITTLE SQUAW GOLD MINING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. - FINANCIAL INFORMATION

The items required by Part I of Form 10-QSB are omitted herein in accordance with Rule 13a-13 promulgated under the Securities and Exchange Act of 1934, as amended.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

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

LITTLE SQUAW GOLD MINING COMPANY

        /s/ Eskil Anderson

BY:

DATE:  May 13, 2003

       Eskil Anderson, President and

Chief Financial Officer

       /s/ Ellamae Anderson

BY:

DATE: May 13, 2003

Ellamae Anderson, Corp. Secretary

CERTIFICATION

I, Eskil Anderson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Little Squaw Gold Mining Company;

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

1.

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

1.

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

DATE:  May 13, 2003

       Eskil Anderson, President and

Chief Financial Officer