Form 10QSB
period 2003-06-30
LITTLE SQUAW GOLD MINING CO
filed 2003-08-11
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number            001-06412

LITTLE SQUAW GOLD MINING COMPANY

Alaska

91-074281

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

3412 S. Lincoln Drive

Spokane, WA

99203-1650

(Address of principal executive offices)

(Zip Code)

(509) 624-5831

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,351,403 shares of Common Stock as of June 30, 2003

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

LITTLE SQUAW GOLD MINING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

None

Item 5.  Other information.

Following the purchase on June 24, 2003 of the equity and debt interests in the Company previously held by Eskil and Ellamae Anderson and Hollis H. Barnett, a new board of directors was appointed. Richard R. Walters was elected as President; he also has assumed the responsibilities of the principal financial officer.  The Company is seeking candidates for the position of Chief Financial Officer.  Mr. Walters has reviewed the disclosure controls and procedures designed and followed by prior management.  He has signed the attached Certifications based upon that review.

Item 6. Exhibits and Reports on Form 8K.

(a)

Exhibits

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. –  No reports were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

        /s/ Richard R. Walters

BY:

DATE:  August 08, 2003

       Richard R. Walters, President