Form 10QSB
period 2003-09-30
LITTLE SQUAW GOLD MINING CO
filed 2003-11-13
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,998,636 shares of Common Stock as of September 30, 2003

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

LITTLE SQUAW GOLD MINING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. - FINANCIAL INFORMATION

Part I of Form 10-QSB is omitted herein in accordance with Rule 13a-13(c)(2) promulgated under the Securities and Exchange Act of 1934, as amended.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities.

The correct number of shares outstanding as of June 30, 2003 was 8,468,506.  Form 10-QSB as filed for the period ended June 30, 2003 did not include 117,103 shares of common stock (treasury shares) that had been acquired in prior years by the Company.  During the quarterly period covered by this Report, the Company issued 1,930,193 shares of common stock having an agreed value of $0.10 per share as of June 30, 2003 to Walters LITS, LLC as nominee in exchange for cancellation of a debt of $193,013 owed by the Company to Eskil and Ellamae Anderson and Hollis Barnett, former officers and directors of the Company, for services; this obligation had been acquired from the Andersons and Mr. Barnett by Walters LITS, LLC on June 24, 2003.  The Company issued 350,000 shares of common stock to Walters LITS, LLC as nominee at an agreed value of $0.10 per share as of June 30, 2003 in exchange for the transfer and assignment to the Company of seven unpatented mining claims. Walters LITS, LLC had purchased these claims from Eskil Anderson.  Certificates evidencing the issuance of shares of common stock were issued  to Walters LITS, LLC as nominee on September 24, 2003.  On October 8, 2003, these shares of common stock were transferred by Walters LITS, LLC to the beneficial owners.  Richard R. Walters received 75,000 shares of common stock and James A. Fish received 50,000 shares of common stock.

The Company also issued 75,000 shares to St. Louis Drumlummon Mines, Inc. and 75,000 shares to Richard R. Walters as reimbursement for fees and expenses incurred in the transactions.  Additional information concerning these transactions is disclosed in the report on Form 8-K filed July 7, 2003.  Certificates evidencing the issuance of these shares to Mr. Walters and St. Louis Drumlummon Mines, Inc. were issued on September 16, 2003.

Walters LITS, LLC is a Washington limited liability company; Richard R. Walters is the manager.  Mr. Walters is the President and, prior to November 1, 2003, was the Acting Chief Financial Officer of the Company; St. Louis Drumlummon Mines, Inc. is a member of Walters LITS, LLC.  Common stock purchase warrants also were issued to the holders of the shares described in each of the above transactions.  The Warrants authorize the holder to purchase one-half share for each share received in these transactions; the exercise price is $0.20 for one whole share.  The warrants are contingent upon shareholder approval of an increase in authorized capital of the Company.  The warrants will expire on the last business day of the thirty-sixth month following the date upon which the shareholders approve the increase in authorized capital.  The Company is in the process of preparing a proxy statement describing that proposal and other action to be considered by the shareholders at a special meeting to be held prior to December 31, 2003.

The Company believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Company also sold 1,100,000 shares of common stock to accredited investors in a private placement exempt from registration pursuant to Regulation D, Rule 506.  The purchase price was $0.20 per unit; each unit consisted of one share of common stock and one common stock purchase warrant.  The warrants authorize the holder to purchase one additional share of common stock at a price of $0.45 per share.  The warrants expire on various dates between September 20, 2005 and October 1, 2005, if not exercised prior thereto.  Certificates for these shares of common stock and the attached warrants were issued on or about October 10, 2003.  In addition to a cash commission of $0.02 per share (10% of the unit price) Pennaluna & Company, Inc., Coeur d'Alene, Idaho, the Selling Agent for the private placement, received warrants to purchase 110,000 shares of common stock at the same price and upon the same terms and conditions.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 10 – Richard R. Walters Independent Contractor Agreement

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K. –  The Company filed a report on Form 8-K including items 1, 5, and 7 on July 7, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

        /s/ Richard R. Walters

BY:

DATE:  November 10, 2003

       Richard R. Walters, President