Form 10KSB
period 2003-12-31
LITTLE SQUAW GOLD MINING CO
filed 2004-03-29
CIK 59860

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                            to

Commission File Number: 000-29786

LITTLE SQUAW GOLD MINING COMPANY

(Exact Name of Company as specified in its charter)

                Alaska                                                                                                                                    91-0742812

(State or other jurisdiction of                                                                                            (I.R.S. Employer Identification No.)

incorporation or organization)

           3412 S. Lincoln Dr.

          Spokane, Washington                                                                                                                              99203-1650

(Address of principal Executive Office)                                                                                                             (Zip Code)

Registrant's telephone number, including area code:  (509) 624-5831

Securities Registered pursuant to Section 12 (g) of the Act:     Common Stock, Par Value $0.10

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes  [X]           No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the average bid price at February 26, 2004 ($0.51) the aggregate market value was $5,922,359.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of February 26, 2004

14,385,506 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Little Squaw Gold Mining Company  (“Company”), is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on March 26, 1959.  The Company’s executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203.

The Company is the owner in fee of 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one millsite. The Company controls an additional 8,127 acres of unpatented State of Alaska mining claims consisting of 81 claims. State mining claims provide exploration and mining rights to both lode and placer mineral deposits. The claims are contiguous, comprising a block covering 8,553 acres, and are being maintained by the Company specifically for the possible development of placer and lode gold deposits.  The mining properties are located approximately 188 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District.  The center of the district is approximately 70 miles north of the Arctic Circle.  (See included location map).

The Company's only property is the Chandalar mining claim block.  It currently is in the exploration stage, although it has a prior production history.  The property currently is not in production.

History

The Company was incorporated for the purpose of acquiring the gold mining properties of the Chandalar Mining District.  Operations of the Company during the 1960's resulted in the development of a mining camp, a mill, several airstrips, and development of a small amount of ore reserves in underground workings.

In 1972 and 1976, all of the lode mining claims in the Chandalar District were acquired by the Company except for seven forty-acre State of Alaska unpatented claims. In 1978, the Company acquired all of the placer mining claims in the Chandalar District. In 2003, the Company purchased the seven forty-acre State of Alaska mining claims in exchange for 350,000 shares of the Company’s common stock at an agreed value of $35,000.

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and development and gold production. The quartz lodes were last worked from 1979 to 1983, when 8,169 ounces of gold were recovered from the milling of 11,819 tons averaging 0.97 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on the patented federal mining claims owned by the Company. Recorded placer gold production of the Chandalar District is 76,270 ounces of 845 fine gold. The Company’s lessees produced 15,735.5 ounces of that total amount of placer gold between 1979 and 1999.  The unpatented claims are located on property that was formerly all owned by the Federal Government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.

In November of 1989 and May of 1990 Company entered into a ten year mining lease with Gold Dust Mines, Inc. for all placer mining interests of Company located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of  $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production.  During 1998 and 1999, Gold Dust’s placer mining was limited to one drainage. There was no mining conducted in 2000, 2001 or 2002.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined, and a portion of the 1999 production royalties owed to the Company were also not paid. In February 2000, the owners of Gold Dust (guarantors of Gold Dust’s obligations to the Company) declared bankruptcy.

During the Spring of 1990, Gold Dust Mines, Inc. (the lessee) transported about $2.6 million in capital equipment to the Company’s Chandalar mining claims over the winter haul road from Coldfoot, located on the Alaska pipeline highway.  This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment.  During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages.  In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek Drainages. During 1996, a lease amendment was entered into between Company, as lessor, and Gold Dust Mines, as lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease. During 1996 to 1999, these placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode district.  His comprehensive report was completed in January 1990, and is available for review by interested mining companies.  A few conclusions from his report are referred to in the section "Description of Property."  The long term potential for the district lies in the development of the gold quartz lodes that will initially require a substantial drilling exploration commitment.

In the late summer of 1997, a placer mining lease was executed by the Company with Day Creek Mining Company, Inc., an Alaskan corporation.  The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. It did not include the Big Creek and St. Mary’s Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results down stream from the Mello Bench on Little Squaw Creek.  Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated in 1999 by lessor giving a declaration of forfeiture to the lessees in February of 1999. Lessee has not contested the declaration of forfeiture.

The Company allowed some of its State mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. Gold Dust Mines continued to do the annual assessment work on the remaining claims on behalf of the Company through the year 2002. In July of 2003, Gold Dust Mines located State mining claims on their own behalf in the areas previously vacated by the Company. In September of 2003 the Company located 55 of the 81 State mining claims its now holds. Some of Gold Dust Mine’s claims are now inliers to the Company's mining claim block.

In November of 2003, Pacific Rim Geological Consulting Inc. of Fairbanks, Alaska was contracted by the Company to produce a comprehensive independent technical report on the Chandalar District property holdings of the Company. The report will integrate a fractionated and segmented data base built up on the Chandalar District by various operators over the last ninety nine years into a concise document containing analyses of the information with conclusions with recommendations. It is expected to be finished sometime in the first quarter of 2004.

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

Gold Dust Mines through its claim positions on Big Creek and Little Squaw Creek competes with the Company for the lode and placer gold deposits that may exist in those drainages.

Employees

During the year ending December 31, 2003, the Company had two part-time consultants who provided management services for the Company.

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

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for  the years ended December 31, 2003 and 2002, were audited by the Company's independent certified public accountants, whose reports include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has suffered recurring net operating losses that raise substantial doubt about the Company’s ability to continue as a going concern (See "Financial Statements").

Change from Passive to Proactive Ownership and Associated Risks

At present, the Company’s principal asset is its interest in mining properties located in the Chandalar Mining District.  The Company’s success is dependent on the extent to which gold reserves can be developed and mined on the Chandalar District properties and on the extent to which the Company is able to acquire or create other royalty or mineral property interests.

The Company is no longer a passive property owner dependent upon contractual agreements with others.  It intends to become a proactive developer of its own property interests as a consequence of a complete management change in June, 2003. The degree to which the Company can be successful in doing so is largely dependent on management’s ability to raise capital and also to secure qualified joint venture partners on an earn-in basis. The Company will now be in control of basic decisions regarding development and operation of its mineral properties. There can be no assurance, however, that the Company’s efforts to obtain sufficient exploration, development and operating capital, by whatever means, will be successful, and that timely and favorable results will be achieved.

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

Uncertainty of Reserves and Mineralization Estimates

There  are  numerous  uncertainties  inherent  in  estimating  proven  and  probable  reserves  and mineralization, including many factors beyond the control of the Company.  The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as gold, silver and copper fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of gold, silver or copper should drop dramatically, the value of the Company’s exploration  properties  could  also  drop dramatically, and the Company might not be able to recover its investment in those interests or properties.  The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received.  Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

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

Title to Properties

The validity of unpatented mining claims, which constitute a significant portion of the Company’s property holdings in the Chandalar area of Alaska, is often uncertain, and such validity is always subject to contest.  Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

ITEM 2.  DESCRIPTION OF PROPERTIES

The principal assets of the Company are mining properties in the Chandalar Gold Mining District in northern Alaska (see included location map).  The Company's holdings include mining claims, both patented and unpatented, held for lode mining, and claims, both patented and unpatented, held for placer mining.  The Company holds fee title to all 23 patented claims, covering 426.5 acres. Unpatented State mining claims are subject to the paramount title of the State of Alaska, and carry a production royalty to the State of 3% of net income. Additionally, 19 of the 81 unpatented state mining claims covering 760 acres of the total 8,127 acres of state mining claims are subject to a reserved 2% royalty to the Company's predecessor in title. This 2% royalty is defined as a gross product royalty on placer gold mining and as a Net Smelter Return on lode mining production. All of the patented federal mining claims are also subject to the same 2% royalty. The Company has a ten year purchase option on the 2% royalty whereby it can purchase it for $250,000 at any time prior to June 30, 2013. Taxation in the State of Alaska includes a mining license tax of up to 7% of net income, computed with a 15% depletion allowance, plus royalty received in connection with mining property in the state. The Company is subject to the mining license tax on a consolidated basis of any mining operations it may undertake. New operations are exempt from this tax for three and one-half years after production begins.

LITTLE SQUAW GOLD MING COMPANY
CHANDALAR DISTRICT MINES
CHANDALAR, ALASKA
0 1 2 3 4
Scale in Miles
North Fork Chandalar River
Lake Cr.
Squaw Lake
Little Squaw Lake
Big Squaw Cr.
Little Squaw Creek
ENEVELOE
MELLO BENCH
Boulder Cr.
LITTLE SQUAW
SUMMIT
STAR
MIKADO
St. Mary's Cr.
Cr.
BIG CREEK
Chandalar Lake
Trail
Tobin
Tobin Pass
Big Creek
Brooks Range
CHANDALAR DISTRICT
Fairbanks
Pipe Line Route
Anchorage
Valdez
Scale in Miles

The Company currently owns in fee 21 twenty-acre patented lode claims, 1 fifteen-acre patented placer claim, and l five-acre patented mill site.  In addition, the Company holds 26 forty-acre unpatented state claims lying largely within 55 one hundred and eighty-acre unpatented state claims.  The mining claims were located to control most known gold bearing zones within a zone approximately five miles by five miles, and cover a net area of 8,553 acres. (13.4 sq. miles)  The claims are all contiguous and form a single block that comprises the Company's only mining property.

The placer mining claims of the Company cover all or major portions of three major drainages and lesser parts of a fourth drainage all radiating from the area in which the lode mining claims are situated. They include most areas that were the subject of placer mining operations by predecessors of the Company, as well as substantial portions of these drainages that have never been mined.

Although the Chandalar District has long been noted in published literature as being the source of high-grade ore zones, the  cost of fully evaluating the Company's holdings by doing the necessary exploration and development work to  establish the extent of mineralization has, to date, not been accomplished.  The principal evaluation work done by the Company, or under its direction, has been on the Mikado mine, the Little Squaw mine, and on the Eneveloe-Bonanza mines by lessees in 1981,  1982 and 1983.  Each of the mines have been partially developed by several hundred feet of underground workings aggregating almost 2,000 feet in all.  Within the district smaller amounts of mostly surface work has established the existence of six similar gold bearing zones without accomplishing enough development work to block out sufficient reserves necessary for vein type mining in the district.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on December 19, 2003.  In addition to the election of Directors described in the proxy material furnished to the Shareholders pursuant to Regulation 14A, the Shareholders also ratified the selection of DeCoria, Maichel & Teague P.S. as independent public accountants for the Company for the fiscal year ending December 31, 2003.  The Shareholders also approved the Company's 2003 Share Incentive Plan.  7,481,246 shares were voted in favor of the Directors with approximately 15,400 shares being voted against or withheld from the election of Mr. Walters and approximately 7,000 shares being voted against or withheld from the election of the other Directors; the votes against or withheld included abstentions and broker non-votes.  7,097,191 shares were voted in favor of the approval of the 2003 Share Incentive Plan with 391,055 shares voted against the approval of the Plan, including abstentions.  7,460,244 shares were voted in favor of the ratification of the selection of the DeCoria, Maichel & Teague P.S. as independent public accountants with 28,002 shares being voted against or abstaining from the selection.

The Special Meeting was adjourned to January 23, 2004 to consider proposals to amend the Articles of Incorporation and the proposal to elect to be governed in the future by voting provisions of the laws of the State of Alaska allowing for amendments to the Articles of Incorporation by a majority vote.  These proposals required the approval of shareholders holding not less than two-thirds of the outstanding shares of common stock as of November 17, 2003.  At the Adjourned Special Meeting, Article Four of the Articles of Incorporation was amended to increase the authorized number of shares of common stock to 200,000,000 shares and to establish a class of 10,000,000 shares of preferred stock; 8,443,048 shares were voted in favor of this proposal with 85,866 shares voting against or abstaining.  Article Seven of the Articles of Incorporation was amended to clarify the authority of the Board of Directors to set the number of Directors and amend the Bylaws; 8,455,793 shares voted in favor of this proposal, with 73,121 shares voting against or abstaining.  A new Article Nine was added to the Articles of Incorporation removing Director's liability except in certain circumstances as set forth in the laws of the State of Alaska; 8,307,067 shares voted in favor of this amendment with 221,847 shares voting against or abstaining.  The proposal to elect to be subject to majority voting requirements for the adoption of future amendments to the Articles of Incorporation was approved by shareholders holding 8,325,363 shares; 203,551 shares voted against this proposal or abstained.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over the counter market on the NASDAQ Bulletin Board under the symbol “LITS”.  The following table shows the high and low bid information for the Common Stock for each quarter since January 1, 2002.  The quote date was obtained through America Online from data provided by Standard & Poors. The quotations reflect inter-dealer prices, without retail  mark-up,  mark-down  or  commission  and  may  not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2002

First Quarter

.04

.02

Second Quarter

.09

.02

Third Quarter

.09

.04

Fourth Quarter

.08

.04

2003

First Quarter

.13

.06

Second Quarter

.15

.08

Third Quarter

.90

.12

Fourth Quarter

.75

.45

Holders.

As of February 26, 2004 there were 3,395 shareholders of record of the Company’s Common Stock. and approximately 783 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends.

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Equity Compensation Plans.

The Shareholders of the Company approved the 2003 Share Incentive Plan on January 23, 2004.  Consequently, equity securities of the Company were not authorized for issuance during the fiscal year 2003.

Recent Sales of Unregistered Securities.

During the special meeting held June 30, 2003, the Company’s directors agreed to convert the related party liabilities purchased by Walters LITS from Eskil and Ellamae Anderson for accumulated prior management services and from Hollis Barnett for past legal services, into 2,754,500 shares of the Company’s common stock with additional warrants to purchase 1,377,250 of the Company’s common stock at $0.20 per share.  As a result during 2003, the Company issued 1,930,130 shares of common stock and warrants to purchase 965,065 shares of common stock for $0.20 per share to Walters LITS and extinguished $193,013 of related party debt plus related accrued payroll taxes of $19,323. At December 31, 2003 the remaining unconverted related party debt was $82,437; this debt was cancelled by the issuance of 824,370 shares and attached warrants in 2004 subsequent to February 26, 2004.

During 2003, 150,000 shares of the Company’s common stock and warrants to purchase 75,000 shares exercisable at $0.20 per share were issued to reimburse Richard R. Walters, the Company’s president, and another shareholder for $15,000 of legal fees incurred by them on the Company’s behalf.

At the June 30, 2003 special board of directors meeting, the directors resolved to issue Walters LITS 887,500 shares of the Company’s restricted common stock and warrants to purchase 443,750 shares of common stock for $0.20 per share as consideration for its success in negotiating the Debt and Stock Purchase Agreement and the Royalty Purchase Option; these shares and warrants were issued in 2004 subsequent to February 26, 2004.

In August 2003, the Company conducted an offering of restricted shares of its common stock and common stock purchase warrants for sale, in a private placement, to certain accredited investors.  The offering, which was exempt from registration under the Securities  Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 1,100,000 units for $0.20 per unit, or $220,000. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s restricted common stock for $0.45 within 24 months of the unit purchase date. Net proceeds received by the Company, after underwriter commissions and legal expenses, were $190,310.

At December 31, 2003, the Company had two types of stock purchase warrants outstanding.

The first type were issued in connection with the Company’s private placement of its common stock, and are exercisable at $0.45 per share ("$0.45 warrants").  These warrants expire on October 1, 2005.  At December 31, 2003, there were 1,210,000 of the $0.45 warrants issued and outstanding.

The second type of warrants are described above and were issued in connection with the purchase of mining claims, conversion of related party debts; reimbursement of related parties for expenses incurred by them on the Company's behalf, and in connection with a success award granted certain related parties.  The warrants are exercisable at $0.20 per share ("$0.20 warrants").  The $0.20 warrants are exercisable on or before January 23, 2007, unless the mandatory exercise provision of the warrant agreement requires exercise of the warrants by an earlier date.  The mandatory exercise provision requires the holder of the warrants to exercise them within 15 days following any consecutive 21 trading day period during which the sales price of the Company's common stock (as quoted on the NASDAQ Over the Counter Bulletin Board) exceeds $0.25 per share.  At December 31, 2003, 1,215,065 of the $0.20 warrants were issued and outstanding.

None of the shares were offered by means of advertising or general solicitation.  Each of the sales by the Company was made pursuant to exemptions from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D.  Each of the certificates issued in connection with the above sales contained a restrictive legend in substantially the following form:

THESE SECURITIES HAVE NOT BEEN REGISTERED PURSUANT TO THE PROVISIONS OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT").  THE SECURITIES MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED FOR VALUE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

All of the Company's lode properties are still in development stages. It has full control of all of the gold lode properties, and intends to resume lode operations and placer gold operations on the placer claims as soon as a competent and adequately financed operator or joint venture partner can be located.  Management is not currently in negotiation with any prospective companies for the lease or joint venture of the lode and placer operations. Management is actively seeking joint venture mining companies capable of developing the lode operations.

During 2003, the Company significantly restructured its management and began financing activities that it believes will ultimately be integral in developing its mining properties.  In addition, the Company added certain mineral property holdings to its existing land position that it believes will be advantageous as the company continues forward. The Company does not have sufficient funds to undertake development of the lodes or placer creek drainages, and is actively looking for a joint venture with a mining company that is capable to assist the Company in the development of its properties.

There is a small portion of the property next to the millsite, which has been identified by the state of Alaska as requiring environmental remediation.  The estimated cost is $36,000; the Company is waiting until lode operations resume to perform the remediation.

Financial Condition and Liquidity

As of December 31, 2003, the Company had total liabilities of approximately $230,000, and total assets of about $424,000.  This compares with total assets of approximately $271,000 and total liabilities of about $315,000 on December 31, 2002.  The conversion of the accrued salaries debt into shares plus the proceeds of the exercise of warrants described in Item 5 have reduced that debt significantly.  As of the date of this Annual Report, the Company's liabilities are limited to $36,000 for environmental clean up.  The Company believes that it has sufficient cash to meet its current liabilities for the next twelve month period.

Management plans to fund its continuing operations through sales of its common stock, although there can be no assurances management will be successful in its plans.

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page
Independent Auditors’ Reports	11-12
Balance Sheets, December 31, 2003 and 2002	13
Statements of Operations for the years ended December 31, 2003 and 2002 and from the date of inception on March 26, 1959 through December 31, 2003	14
Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception on March 26, 1959 through December 31, 2003	15-19
Statements of Cash Flows for the years ended December 31, 2003 and 2002 and from the date of inception on March 26, 1959 through December 31, 2003	20
Notes to Financial Statement	21

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Little Squaw Gold Mining Company

We have audited the accompanying balance sheet of Little Squaw Gold Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   DeCoria, Maichel & Teague P.S.

Spokane, Washington

January 23, 2004

Independent Auditors' Report

Stockholders and Board of Directors

Little Squaw Gold Mining Company

Spokane, Washington

We have audited the accompanying balance sheet of Little Squaw Gold Mining Company (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility  of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We  believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company has suffered recurring net losses and its current liabilities exceeded its current assets at December 31, 2002.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

March 4, 2003

Little Squaw Gold Mining Company

(A Development Stage Company)

Balance Sheets

December 31, 2003 and 2002

2003

2002

ASSETS

Current assets:

Cash

$

98,834

$

1,210

Prepaid expenses

6,252

Accounts receivable, related party

421

Gold inventory

          4,904

Total current assets

105,086

6,535

Mining and mineral properties

      318,597

      264,000

Total assets

$

    423,683

$

    270,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable, related party

$

20,000

Accounts payable, other

$

22,360

Accrued compensation, related party

255,450

Accrued payroll taxes

       19,323

Total current liabilities

22,360

294,773

Long-term liabilities:

Accrued remediation costs

36,000

20,000

Convertible accrued compensation - Walters LITS

82,437

Convertible success award - Walters LITS

        88,750

Total long-term liabilities

207,187

20,000

Total liabilities

     229,547

     314,773

Stockholders' equity (deficit)

Common stock; $0.10 par value, 12,000,000

shares authorized; 11,998,636 and 8,468,506

issued and outstanding, respectively

1,199,863

846,850

Additional paid-in capital

454,880

351,237

Deficit accumulated during the development stage

  (1,455,923)

  (1,234,151)

198,820

(36,064)

Less treasury stock, 67,103 and 117,103 shares,

at cost, respectively

        (4,684)

        (8,174)

Total stockholders’ equity (deficit)

     194,136

      (44,238)

Total liabilities and stockholders' equity (deficit)

$

    423,683

$

    270,535

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

December 31,

Through

2003

2002

December 31, 2003

Revenue:

Royalties, net

$

398,752

Lease and rental

99,330

Gold sales and other

$

           5,799

           31,441

            5,799

         529,523

Expenses:

Other costs of operations

4,904

8,030

Management fees and salaries

10,575

$

3,600

881,532

Directors' fees

65,775

Professional services

164,418

4,937

442,495

Other general and administrative expense

11,329

665

159,901

Mineral property maintenance

4,820

4,820

Office supplies and other expense

15,388

419

228,205

Depreciation

5,248

Reclamation and miscellaneous

16,000

3,070

101,102

Loss on partnership venture

53,402

Equipment repairs

           25,170

         227,434

           12,691

      1,975,680

Other (income) expense:

Interest expense

315

36,301

Interest income

              (178)

          (26,535)

Total other (income) expense

                137

            9,766

Net loss

$

       221,772

$

         12,691

$

    1,455,923

Net loss per common share

$

              Nil

$

              Nil

$

              Nil

Weighted average common

shares outstanding-basic

    9,898,792

    8,468,506

    6,233,587

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2003

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1959

Issuance of shares

X

441,300

$

44,130

Net loss

$

(428)

$

43,702

1960

Issuance of shares

X

433,780

43,378

Net loss

(769)

42,609

1961

Issuance of shares

X

306,620

30,662

Issuance of shares

X

25,010

2,501

$

5,002

Net loss

(12,642)

25,523

1962

Issuance of shares

X

111,239

11,124

Issuance of shares

X

248,870

24,887

49,773

Issuance of shares

Mining leases

Par value of stock issued

600,000

60,000

Net loss

(5,078)

140,706

1963

Issuance of shares

X

223,061

22,306

Issuance of shares

X

27,000

2,700

5,400

Sale of option

110

Net loss

(5,995)

24,521

1964

Net loss

(8,913)

(8,913)

1965

Issuance of shares

X

19,167

1,917

3,833

Issuance of shares

Salaries

Price per share issued for cash

during period

19,980

1,998

3,996

Net loss

(9,239)

2,505

1966

Issuance of shares

X

29,970

2,997

Issuance of shares

X

5,200

520

520

Net loss

(7,119)

(3,082)

1967

Issuance of shares

X

3,700

370

740

Issuance of shares

Engineering and

management fees

Par value of stock issued

24,420

2,442

Issuance of shares

Auditing fees

2,030

203

406

Net loss

(5,577)

(1,416)

1968

Issuance of shares

X

64,856

6,486

12,971

Issuance of shares

Salaries

Price per share issued for

19,980

1,998

3,996

Issuance of shares

Directors’ fees

cash during period

30,000

3,000

6,000

Net loss

(7,322)

27,129

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2003

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1969

Issuance of shares

X

12,760

$

1,276

$

2,552

Issuance of shares

X

338,040

33,804

85,432

Issuance of shares

Salaries

Approximate price per share

24,000

2,400

4,800

Issuance of shares

Consideration for

issued for cash during period

co-signatures

50,004

5,000

10,001

Net income

$

2,272

$

147,537

1970

Issuance of shares

X

1,000

100

400

Issuance of shares

Salaries

Price per share issued for cash in

prior period

1,500

150

300

Issuance of shares

Salaries

Price per share issued for cash in

current period

444

44

178

Net loss

(8,880)

(7,708)

1971

Issuance of shares

X

13,000

1,300

1,500

Issuance of shares

Purchase of assets of

Chandalar Mining &

Milling Co.

Par value of stock issued

336,003

33,600

Net loss

(2,270)

34,130

1972

Issuance of shares

Purchase of assets of

Chandalar Mining &

Milling Co.

Par value of stock issued

413,997

41,400

Issuance of shares

Additional exploratory

and development

costs through

payment of

Chandalar Mining &

Milling Co. liabilities

Dollar value of liabilities paid

55,657

5,566

15,805

Receipt of treasury stock

in satisfaction

tof accounts receivable

and investment in

Chandalar Mining &

Milling Co.

(125,688)

(12,569)

(977)

$

(13,546)

Issuance of shares

Mining claims

Par value of stock issued

2,240,000

224,000

13,527

Net loss

(65,175)

208,031

1973

Net loss

(16,161)

(16,161)

1974

Net loss

(13,365)

(13,365)

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2003

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1975

Net loss

$

(15,439)

$

(15,439)

1976

Net loss

(5,845)

(5,845)

1977

Issuance of shares

Purchase of assets of

Mikado Gold Mines

Par value of stock issued

1,100,100

$

110,010

Net loss

(15,822)

94,188

1978

Issuance of shares

Mining claims

Par value of stock issued

400,000

40,000

Issuance of shares

Directors' fees

40,000

4,000

$

3,200

Issuance of shares

Management fees,

notes payable, and

Approximate market price per share

accrued interest

109,524

10,952

8,762

Net loss

(39,144)

27,770

1979

Net loss

(18,388)

(18,388)

1980

Net loss

(34,025)

(34,025)

1981

Net loss

(32,107)

(32,107)

1982

Issuance of shares

Directors' fees

Approximate market price per share

40,000

4,000

20,000

Net loss

(70,165)

(46,165)

1983

Net loss

(10,416)

(10,416)

1984

Net loss

(63,030)

(63,030)

1985

Issuance of shares

Directors' fees

Approximate market price per share

40,000

4,000

12,000

Net loss

(78,829)

(62,829)

1986

Issuance of shares

X

44,444

4,444

5,556

Net loss

(32,681)

(22,681)

1987

Issuance of shares

Officer salary

166,000

16,600

18,500

Issuance of stock

option

Legal fees

Approximate market price per share

12,360

Issuable shares

Directors' fees

4,095

Issuance of stock

option

Equipment

Value of equipment

60,000

Net loss

(48,057)

63,498

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2003

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1988

Issuance of shares

Officer salary

194,444

$

19,444

$

(1,944)

Issuance of stock option

Legal fees

Approximate market price per share

6,200

Issuable shares

Directors' fees

1,080

Issuance of shares

Settlement of stock

option

Approximate market price when option

was granted

58,860

5,886

(5,886)

Issuance of shares

Settlement of stock

right

Approximate market price when

right was granted

19,500

1,950

(1,950)

Net loss

$

(46,961)

$

(22,181)

1989

Issuance of shares

Settlement of stock

option

Approximate market price when option

was granted

68,888

6,889

(6,889)

Issuance of shares

Settlement of stock

right

Approximate market price when right

was granted

12,000

1,200

(1,200)

Net loss

(59,008)

(59,008)

1990

Net loss

(37,651)

(37,651)

1991

Issuance of shares

Directors' fees

Approximate market price per share

24,000

2,400

Purchase of 20,000

treasury shares

X

$

(1,500)

Net loss

(42,175)

(41,275)

1992

Purchase of 32,000

treasury shares

X

(1,680)

Net loss

(41,705)

(43,385)

1993

Net loss

(71,011)

(71,011)

1994

Issuance of stock

option

Officer compensation

Approximate market price per share

6,250

Net loss

(43,793)

(37,543)

1995

Issuance of shares

Officer compensation

Approximate market price per share

153,846

15,385

4,615

Purchase of 65,000

treasury shares

X

(4,975)

Net loss

(30,728)

(15,703)

1996

Net loss

(39,963)

(39,963)

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2003

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common Stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

1997

Expiration of stock option

$

(6,250)

$

(6,250)

Net loss

$

(31,828)

(31,828)

1998

Net loss

(30,681)

(30,681)

1999

Net loss

(57,812)

(57,812)

2000

Net loss

(37,528)

(37,528)

2001

Net loss

         (20,007)

         (20,007)

Balances, December 31, 2001

8,468,506

$

846,850

351,237

(1,221,460)

$

(8,174)

(31,547)

2002

Net loss

         (12,691)

         (12,691)

Balances, December 31, 2002

8,468,506

846,850

351,237

(1,234,151)

(8,174)

(44,238)

2003

Issuance of shares and warrants

Conversion of related

party debts

Fair value of shares issued

1,930,130

193,013

19,323

212,336

Issuance of shares and warrants

To reimburse payment of

professional service fees

Fair value of shares issued

150,000

15,000

15,000

Issuance of shares and warrants

X

1,100,000

110,000

80,310

190,310

Issuance of treasury shares (50,000)

Officer signing bonus

Fair value of shares issued

4,010

3,490

7,500

Issuance of shares and warrants

Mining claims

Fair value of shares issued

350,000

35,000

35,000

Net loss

      (221,772)

       (221,772)

Balance, December 31, 2003

  11,998,636

$

   1,199,863

$

     454,880

$

   (1,455,923)

$

        (4,684)

$

      194,136

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Years Ended

Through

December 31,

December 31,

2003

2002

2003

Cash flows from operating activities:

Net loss

$

(221,772)

$

(12,691)

$

(1,455,923)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

5,248

Common stock, warrants, and options issued

for salaries and fees

22,500

207,284

Change in:

Prepaid expenses

(6,252)

Accounts receivable, related party

421

(6,252)

Gold inventory

4,904

5,100

22,360

Accounts payable, other

22,360

Accounts payable, related party

20,000

Accrued compensation, related party

3,600

255,450

Accrued payroll taxes

274

19,323

Convertible success award, Walters LITS

88,750

88,750

Accrued remediation costs

        16,000

        36,000

Net cash used in operating activities

       (73,089)

         (3,717)

     (807,760)

Cash flows from investing activities:

Receipts attributable to unrecovered promotional,

exploratory, and development costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and unrecovered

promotional, exploratory, and development costs

       (19,597)

      (362,965)

Net cash provided by investing activities

       (19,597)

      323,977

Cash flows from financing activities:

Issuance of common stock, net of offering costs

190,310

590,791

Acquisitions of treasury stock

          (8,174)

Net cash provided by financing activities

      190,310

      582,617

Net increase (decrease) in cash

97,624

(3,717)

98,834

Cash, beginning of year

          1,210

          4,927

                  0

Cash, end of year

$

       98,834

$

         1,210

$

       98,834

Supplemental disclosures of cash flow information:

Non-cash investing activities:

Mining claims purchased with common stock

$

       35,000

$

      35,000

Non-cash financing activities:

Accrued related party compensation converted

to common stock

$

     212,336

$

     212,336

Cash paid for interest

$

            315

$

            315

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Little Squaw Gold Mining Company was incorporated in the state of Alaska on March 26, 1959. The Company was formed to develop and mine patented and unpatented mining properties in Alaska. In prior years, the Company engaged in limited mining operations on its properties and leased certain placer mining claims to a lessee/operator.  In more recent years, the Company has substantially been inactive, engaging in only limited general and administrative activities.  During 2003, the Company significantly restructured its management with individuals committed to actively developing the Company’s mining properties. The Company’s primary industry segment is mining.

The Company has incurred losses since its inception and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its common stock and the eventual profitable development of its mining properties. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, and deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

Gold Inventory

Gold inventory received as an in-kind mineral royalty from a placer mining lease, is stated at estimated net realizable market value.  Inventory market value adjustments are included in net royalty income.

Cash and Cash Equivalents

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, cost determined by cash paid or shares of the Company’s common stock issued.  The mine, mill buildings and equipment are located on Company-owned mining claims located in the Chandalar Mining District of Alaska.  A small amount of office equipment is located at Company offices in Spokane, Washington.  All such assets are fully depreciated.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net loss per share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  At December 31, 2003 and 2002, the effect of  the Company’s outstanding stock warrants would have been anti-dilutive. Accordingly, only basic EPS is presented.

Mining and Mineral Properties

Cost of acquiring and developing mineral properties are capitalized by the project area.  Costs to maintain mineral rights and leases are expensed as incurred.  Exploration costs are expensed in the period in which they occur.  When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders' equity (deficit) as previously reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable approximated their fair values as of December 31, 2003 and 2002. Related party liabilities approximated their fair values based upon the terms of payment at December 31, 2003 and 2002.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Reclamation and Remediation

The Company’s operations have been, and are, subject to standards for mine reclamation that have been established by various governmental agencies. Environmental costs relating to properties put into production are estimated based primarily upon environmental and regulatory requirements, and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. Liabilities for reclamation and remediation are classified as current or long-term based on the expected timing of the expenditures.

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees,” provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current Generally Accepted Accounting Principles ("GAAP") criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 has no impact on the Company's financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002.  SFAS No. 147 has no impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

3.

MINING AND MINERAL PROPERTIES

Mining Claims

In May 1972, the Company acquired certain patented and unpatented mining claims located in the Chandalar Gold Mining District of Alaska (“the Chandalar District"), from a corporation and various individuals.  Under the terms of the acquisition agreement, the Company issued 2,240,000 shares and transferred certain placer mining equipment in exchange for the claims.  Effective January 1, 1974, management assigned a value of $224,000 to the claims, based on the par value of the common stock issued as any other basis for assigning value was not determinable.  In April 1978, the Company acquired certain other patented and unpatented mining claims located in the Chandalar District from a partnership, a member of which was a former officer and director of the Company.  In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued common stock. In connection with the purchase, the partnership retained a 2% net smelter returns royalty on the claims.  Management assigned a value of $40,000 to the claims, based on the par value of the common stock issued, as any other basis for assigning values was not determinable. The aforementioned claims (“the Chandalar claims”) consist in the aggregate of 21 twenty-acre patented lode claims, 1 fifteen-acre patented placer claim, 1 five-acre patented mill site, and 19 forty-acre unpatented state claims.

During 2003, in connection with a Debt and Stock Purchase Agreement, the Company purchased seven unpatented claims from Walters LITS, LLC, ("Walters LITS") a related party entity (See Note 4). The claims are located in the Chandalar District and were purchased in exchange for 350,000 shares of the Company’s restricted common stock and 175,000 stock purchase warrants exercisable at $0.20 per share. In addition to the Company's purchase of the claims it was also assigned an option to purchase the 2% net smelter returns royalty on the claims upon a $250,000 payment to the royalty holder (See Note 4).  Management assigned a value of $35,000 to the claims based upon their estimate of the value of the claims and stock exchanged at the time of the sale. In addition, during 2003, the Company staked an additional fifty-five unpatented Alaska State mining claims of 160 acres each in the Chandalar District.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

3.

MINING AND MINERAL PROPERTIES CONTINUED:

At December 31, 2003 and 2002, the Company’s mining properties were as follows:

2003

2002

Chandalar claims

$

264,000

$

264,000

2003 purchased claims

35,000

2003 Unpatented state claims staked

         19,597

Total

$

     318,597

$     264,000

Mining Lease

In 1989, the Company entered into a placer mining lease with Gold Dust Mines, Inc. (“Gold Dust”) covering placer mining rights on certain of the Company’s mining claims located on creek drainages.  The lease provided for annual advance rentals of $7,500 per creek drainage mined, plus an 8% royalty from placer gold production.  During 1998 and 1999, Gold Dust’s placer mining was limited to a single drainage and no mining was conducted in 2001 and 2002.  From 1999 through 2002 Gold Dust failed to pay the $7,500 annual lease fee and a portion of the 1999 production royalties.  In February 2000, the owners of Gold Dust (guarantors of Gold Dust’s obligations) declared bankruptcy.  The delinquent lease and royalty fees of $32,380 (including $2,380 in claim rentals the Company paid on behalf of Gold Dust) were not reported as assets or revenue on the Company’s financial statements, as such amounts were fully reserved for due to their uncollectibility.

Buildings and Equipment

Located on the Company’s patented mining property in the Chandalar District are certain mining and milling buildings and other mining equipment that have long since been fully depreciated and have no value. Accordingly, the Company has removed their cost basis and the associated accumulated depreciation from its financial statements.

4.

CONVERSION OF RELATED PARTY DEBTS

Debt and Stock Purchase Agreement

On June 20, 2003, Eskil Anderson, the Company’s president, Ellamae Anderson, a director (and Eskil Anderson’s spouse), and Hollis H. Barnett, the Company’s secretary and a director, collectively entered into a Debt and Stock Purchase Agreement (“the Agreement”) with Walters LITS, a Washington limited liability company managed by Richard R. Walters, the Company’s current president and successor to Mr. Anderson. The Agreement provided for, among other things including Mr. and Mrs. Anderson’s and Mr. Barnett’s sale of their personal holdings in the Company’s common stock, the sale of certain obligations due Mr. and Mrs. Anderson and Mr. Barnett from the Company for prior management and legal services rendered. The Agreement also provided for the sale of 7 unpatented mining claims in the Chandalar District to Walters LITS, for $35,000, and granted the Company an option to purchase a 2% net smelter returns royalty on any precious metals production from the Chandalar claims. The option extends for a period of 10 years and is exercisable upon a payment of $250,000 to Mr. Anderson on behalf of a partnership (See Note 3).

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

4.

CONVERSION OF RELATED PARTY DEBTS, CONTINUED:

Conversion of Related Party Debts to Common Stock

At a special meeting of the board of directors held June 24, 2003, Mr. and Mrs. Anderson, Mr. Barnett and two remaining directors resigned their respective management and board of director positions. Concurrent with their resignations, Mr. Walters was appointed as the Company’s president and director and two other directors were also appointed. On June 30, 2003, another special meeting of the board of directors took place and two additional directors were appointed. During the special meeting held June 30, 2003, the Company’s directors agreed to convert the related party liabilities purchased by Walters LITS consisting of $255,450 due Mr. and Mrs. Anderson for accumulated prior management services and $20,000 due Mr. Barnett for past legal services, into 2,754,500 shares of the Company’s unissued common stock and 1,377,250 warrants to purchase the Company’s common stock at $0.20 per share.  As a result during 2003, the Company issued 1,930,130 shares of common stock and warrants to purchase 965,065 shares of common stock for $0.20 per share to Walters LITS and extinguished $193,013 of related party debt plus related accrued payroll taxes of $19,323. At December 31, 2003 the remaining unconverted related party debt was $82,437, and is expected to be converted into shares of common stock and warrants in 2004.

5.

STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2003 and 2002, the Company had one class of $0.10 par value common stock outstanding with 12,000,000 shares available for issue. At a special meeting of shareholders originally convened December 19, 2003, then adjourned to January 23, 2004, (due to the absence of a voting majority necessary to ratify certain proposals), the shareholders voted to increase the Company’s authorized shares of common stock to 200,000,000 and to create a class of preferred stock with 10,000,000 shares authorized for issue.

Common Stock Issued to Reimburse Related Parties

During 2003, 150,000 shares of the Company’s restricted common stock and 75,000 stock purchase warrants exercisable at $0.20 per share were issued to reimburse Richard R. Walters, the Company’s president, and another shareholder for $15,000 of legal fees incurred by them on the Company’s behalf.

Common Stock Issued as a Success Award

At the June 30, 2003 special board of directors meeting, the directors resolved to issue Walters LITS 887,500 shares of the Company’s restricted common stock and warrants to purchase 443,750 shares of common stock for $0.20 per share as consideration for its success in negotiating the Debt and Stock Purchase Agreement and the Royalty Purchase Option Agreement with the Company’s prior management. In connection with the issue, the Company recognized $88,750 of expense and an equal amount of corresponding liability in its 2003 financial statements based on management’s estimate of the value of the stock and warrants it agreed to issue.

At December 31, 2003, the stock had not yet been issued, as there were not enough shares authorized and available for issue.  As a result of the increase in authorized shares pursuant to the ratification of the shareholders at the January 23, 2004 special meeting, the Company expects to issue Walters LITS the success award shares and warrants during 2004.

Common Stock Issued to Officer

During 2003, the Company issued Becky Corigliano 50,000 shares of the Company’s restricted common stock from its treasury as an inducement for her to join the Company's management as its acting chief financial officer. In connection with the issue, the Company recognized $7,500 of compensation expense in its 2003 financial statements based on management’s estimate of the value of the stock issued.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

5.

STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

Private Placement

In August 2003, the Company offered restricted shares of its common stock and common stock purchase warrants for sale, in a private placement, to certain accredited investors.  The offering, which was exempt from registration under the Securities  Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 1,100,000 units for $0.20 per unit, or $220,000. Each unit consisted of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s restricted common stock for $0.45 within 24 months of the unit purchase date. Net proceeds received by the Company, after underwriter commissions and legal expenses, were $190,310.

Stock Warrants

At December 31, 2003, the Company had two types of stock purchase warrants outstanding.

The first type were issued in connection with Company’s private placement of its common stock, and are exercisable at $0.45 per share ("$0.45 warrants") and expire on October 1, 2005.  At December 31, 2003, there were 1,210,000 of the $0.45 warrants issued and outstanding.

The second type of warrants were issued in connection with the purchase of mining claims; conversion of related party debts; reimbursing related parties for expenses incurred by them on the Company's behalf; and in connection with a success award granted certain related parties (See Note 3 and 4). The warrants are exercisable at $0.20 per share ("$0.20 warrants").  The $0.20 warrants are exercisable on or before January 23, 2007, notwithstanding the mandatory exercise provision of the warrant agreement.  The mandatory exercise provision requires the holder of the warrants to exercise them within 15 days following any consecutive 21 trading day period during which the sales price of the Company's common stock (as quoted on the NASDAQ Over the Counter Bulletin Board) exceeds $0.25 per share.  At December 31, 2003, 1,215,065 of the $0.20 warrants were issued and outstanding.

At December 31, 2003, none of the Company's warrants had been exercised.  At December 31, 2002, no warrants were issued and outstanding.

2003 Share Incentive Plan

At a special meeting of shareholders originally convened December 19, 2003, then adjourned until January 23, 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan (“the Plan”). The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock to participants of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company’s shareholders by providing participants with an incentive for outstanding performance. Pursuant to the terms of the Plan, 1,200,000 shares of the Company’s authorized but unissued common stock are reserved for issue.  Options granted to participants under the Plan must be exercised no later than the tenth employment anniversary of the participant.   Eligible participants in the Plan include the Company’s employees, directors and consultants. No shares of common stock or common stock options have yet been issued under the Plan.

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements

6.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site contained elevated levels of mercury. In response to the notification, the Company engaged a professional mining engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 200 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site and determined that its accrual for remediation should be adjusted, based upon estimated general and administrative costs that would be included in the remediation effort and the affect of inflation on the 1994 cost estimate.  As a result, and based on management’s best estimate of undiscounted cash costs to remediate the site, the accrual for remediation costs was increased to $36,000 at December 31, 2003.  The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental remediation costs are representative of management’s estimate of costs required to fulfill its obligations.  Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated.  The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations.  Any changes to the Company’s remediation plans as a result of these factors could have an adverse affect on the Company’s operations.  The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

7.

INCOME TAXES

At December 31, 2003 and 2002, the Company had deferred tax assets which were fully reserved by valuation allowances.  The deferred tax assets were calculated based on an expected future tax rate of 15%.  Following are the components of such assets and allowances at December 31, 2003 and 2002:

2003

2002

Deferred tax assets arising from:

Unrecovered promotional, exploratory, and

development costs

$

56,000

$

56,000

Accrued compensation

38,000

Net operating loss carryforwards

         38,000

         31,000

94,000

125,000

Less valuation allowance

        (94,000)

       125,000

Net deferred tax assets

$

                0

$

               0

At December 31, 2003 and 2002, the Company had federal tax-basis net operating loss carryforwards totaling approximately 250,000 and 208,000, respectively, which will expire in various amounts from 2004 through 2023.  The tax basis net operating loss carryforwards prior to 2003 have been reduced by the effects of the provisions of Internal Revenue Code section 382 regarding changes in ownership and the statutory expiration of certain prior years' net operating loss carry forwards.  Changes in the deferred tax asset valuation allowance for 2003 and 2002 relate only to corresponding changes in deferred tax assets for those years.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to a recommendation from the Audit Committee of Little Squaw Gold Mining Company (the "Company"), the Board of Directors by Director's Consent dated December 6, 2003, authorized the Company to engage the firm of DeCoria, Maichel & Teague P.S. as independent public accountants to audit the balance sheet and related statement of operations, cash flows and changes in stockholder's equity for the fiscal year ending December 31, 2003.

The accounting firm of LeMaster & Daniels PLLC had been engaged in prior years to audit the balance sheet of the Company, including the balance sheet and related statement of operations, cash flows and changes in stockholder's equity for the fiscal years ended December 31, 2002 and December 31, 2001 and for the period from inception on March 26, 1959 to December 31, 2002.  The Audit Committee had decided not to engage the firm of LeMaster & Daniels PLLC for the current fiscal year.  There were no disagreements with LeMaster & Daniels PLLC or unresolved matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures during the audits of the referenced financial information or during the interim periods of the fiscal year 2003.  LeMaster & Daniels PLLC's report on the financial statements for the past two years contained no adverse, qualified, or disclaimer of opinion as to accounting principles or audit scope.  Such reports were, however, modified as to the uncertainty of the Company's ability to continue as a going concern.  Because of the engagement by the Company of DeCoria, Maichel & Teague P.S. for fiscal 2003, LeMaster & Daniels PLLC was dismissed by the Company.  A copy of that letter was filed as Exhibit (16) to Form 8-K/A filed by the Company on December 17, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report.  Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.  There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name

Age

Office with the Company

Appointed to Office

Richard R. Walters

59

President, Director

2003

Becky L. Corigliano

39

Treasurer/Secretary/

2003

Chief Financial Officer

Charles G. Bigelow

72

Director

2003

James K. Duff

58

Director

2003

James A. Fish

73

Director

2003

Jackie E. Stephens

65

Director

2003

Kenneth S. Eickerman

46

Director

2004

Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003. He is an economic geologist, and holds a degree in geology from Washington State University (1967). From March 1994 to March 2000 he was a director, the Chief Operating Officer and President of Yamana Resources, Inc., a Toronto Stock Exchange listed company. From April 2000 to present he has been the president of Marifil S.A., a private mineral exploration and holding company in Argentina.

Ms. Corigliano has been the Treasurer/Secretary and Acting Chief Financial Officer since November 1, 2003.  She earned a B.A. degree in accounting from Whitworth College in Spokane, Washington.  She worked for Apollo Gold Inc., (previously Pegasus Gold Corporation) since 1985.  Her most recent position with Apollo Gold Inc. was Assistant Treasurer/Assistant Secretary.  Ms. Corigliano became Acting Chief Financial Officer on November 1, 2003 and was appointed Chief Financial Officer by the Board of Directors on March 4, 2004.

Mr. Bigelow has been a director since June 30, 2003.  He is an economic geologist with a degree in geology from Washington State University (1955).  Since 1972, he has served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska.  During the previous five years, he has also been the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Stock Exchange Venture Exchange; Ventures Resource also is subject to the reporting requirements of the U.S. Securities and Exchange Commission.

Mr. Duff has been a director since June 30, 2003.  He earned a B.S. degree in geology from the Mackay School of Mines at the University of Nevada Reno and an M.S. degree in geology from the University of Idaho.  During the previous five years, he has been a Vice President of and now a consultant for Coeur d’ Alene Mines Corporation, a public company listed on the New York Stock Exchange. His consulting work is performed mainly in connection with the development of Coeur d'Alene Mines' San Bartolomé silver project in Bolivia.   Mr. Duff was designated Chairman of the Board of Directors on March 4, 2004.

Mr. Fish has been a director since June 24, 2003. He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962. He has been an officer and director of Hanover Gold Company, Inc. since 1995 and Vice President for the last two years.  Hanover is a development stage mining company listed on the NASDAQ Over The Counter Bulletin Board.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Mr. Stephens has been a director since June 24, 2003.  He is a graduate in geology from Utah State University. He founded Maya Gold Corporation in December 1997.  From that date to April 2000, he was a Vice President and the manager of Honduran operations. From April 2000 to present, he has been doing mineral evaluation work through his consulting company, Jackie E. Stephens & Associates. He is semi-retired.

Mr. Eickerman became a director on March 4, 2004.  He received a B.A. degree in Business Administration from Washington State University and is a certified public accountant.  During the previous five years, he was the Controller and Treasurer for Apollo Gold, Inc. and currently is the Vice President and Controller for Mustang Line Contractors, Inc., a company in Spokane, Washington.  As noted below, Mr. Eickerman has accepted the designation as the Audit Committee Financial Expert.

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

As noted above, except for Mr. Stephens and Mr. Eickerman, the Directors also act as directors for companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Promoters and Control Person: Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, (reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except as follows:

Form 3

for

Penn LITS, LLC and all directors except Mr. Eickerman

Form 4

for

Mr. Barnett (1 transaction);

Mrs. Anderson (1 transaction);

Mr. Anderson (1 transaction);

Mr. Walters (3 transactions); and

Mr. Fish (1 transaction).

Board Committees

The Board of Directors has an Audit Committee and a Compensation Committee. The members of the Audit Committee as designated on June 30, 2003 were Mr. Duff, Mr. Stephens, and Mr. Fish. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.  Each of these Directors are independent Directors.  The Audit Committee had one meeting in 2003.  On March 4, 2004, Mr. Stephens resigned from the Audit Committee.  Mr. Eickerman became a member of the Audit Committee and was designated by the Board of Directors as its Chairman and Audit Committee financial expert.  Mr. Eickerman is an independent Director.

The Compensation Committee is composed of Mr. Stephens, as its Chairman, Mr. Bigelow and Mr. Fish.  This Committee receives and considers recommendations from the President for compensation for consultants and the Directors.  The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the 2003 Share Incentive Plan.

The entire Board of Directors acts as a nominating committee.  This committee does not have a charter nor has it adopted a policy with regard to consideration of director candidates recommended by shareholders.  The Board of Directors does not believe that it is necessary to adopt specific criteria or procedures.

Code of Ethics.

The Company has not adopted a Code of Ethics applicable to its executive officers.  Since the change in management took place in June, 2003, the Board of Directors has been required to consider and perform many business and governance issues.  Each director is aware of and adheres to the fiduciary standards described in Regulation S-B, item 406; the Board of Directors has not had sufficient time to reflect those standards in a written code of ethics.  Such a code will be developed and adopted prior to the end of the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

A summary of cash and other compensation for  the Company’s President and Chief Executive Officer for the three most recent years is as follows:

Summary Compensation Table

						Long-Term Compensation
Annual Compensation						Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary(1) ($)	Other Annual Bonus ($)	Restricted Stock Comp. ($)	Awards(1) SARs(#)	Securities Underlying Options/ ($)	LTIP Payouts ($)	All other Comp.
Eskil Anderson
President	2001	$5,000	$0	$0	$0	-0-	$0	$0
	2002	$0	$0	$0	$0	-0-	$0	$0
R. Walters
President	2003	$12,075	$0	$0	$0	75,000(2)	$0	$0

(1) These figures do not represent salaries actually paid to Eskil Anderson.  The Company accrued but did not pay Mr. Anderson's salary.  At December 31, 2002, there was a total of $275,450 due to Mr. Anderson (salary for 2001 and prior years), and to Mrs. Anderson, and Hollis H. Barnett for salary, legal and administrative services in prior years.  This indebtedness was purchased by Walters LITS, LLC from the account creditors on June 24, 2003; the Company subsequently satisfied that indebtedness by issuing 2,754,500 shares of common stock and warrants to purchase 1,377,250 shares of common stock at $0.20 per share to Walters LITS, LLC as nominee, Mr. Walters and another shareholder.

(2) These warrants were transferred by Mr. Walters to others; consequently, these warrants do not represent any additional compensation to Mr. Walters.

Mr. Walters has received $12,075 for his services through December 31, 2003, pursuant to the compensation arrangement approved by the Directors on June 30, 2003, as part of the Independent Contractor Agreement described below. The Company also reimbursed expenses incurred by Mr. Walters in the amount of $5,175.81. Those expenses were incurred primarily in connection with staking additional claims in Alaska. Mr. Walters has offered to transfer certain warrants issued to him by the Company to any director or current shareholder interested in accepting and exercising the Warrants; the exercise price for those Warrants is $0.20 per share. Following the adoption of the 2003 Share Incentive Plan by the Shareholders on January 23, 2004, the Directors authorized the issuance of stock options for 5,000 shares to each director (other than Mr. Walters and Mr. Eickerman) as compensation for their services for the period June 30, 2003 through December 31, 2003; the term is ten years.  The exercise price is $0.29 per share.

Option/SAR Grants In Last Fiscal Year

None

Director Compensation For Last Fiscal Year

The Directors (other than Mr. Walters and Mr. Eickerman) have received stock options as explained above; Mr. Eickerman was not a director in 2003.

Employment Agreements

The Company entered into an Independent Contractor Agreement dated June 30, 2003 with Richard R. Walters, as a Consultant (the "Agreement"). The services provided by the Consultant include serving as President and Acting Chief Financial Officer of the Company and such other executive management functions and financial management functions as shall be requested by the Board of Directors.  Mr. Walters ceased serving as Acting Chief Financial Officer after the Company entered into the agreement with Ms. Corigliano on November 1, 2003.  The Agreement began July 1, 2003 and states that it ends September 30, 2003 or such later date as the Company and the Consultant shall determine. On December 19, 2003, the directors extended the agreement for one year, retroactive to October 1, 2003.  Either party may terminate the Agreement upon 15 days written notice. As consideration for performance of the services, the Company agreed to pay the Consultant a fee of $175 per day worked, pro rated for each partial day worked.

The Consultant also is entitled to reimbursement for his expenses, with any expense greater than $1,000 being subject to prior approval by the Compensation Committee. The Company may accrue and defer the payment of the fees and/or expenses from time to time until the Compensation Committee determines that the Company has sufficient funds to make payment.  The Company has not accrued any compensation as of the date of the Annual Report. No benefits are provided to the Consultant by the Company other than the compensation for his services. Mr. Walters is not an employee of the Company.

The Company entered into an Independent Contractor Agreement, effective November 1, 2003, with Becky Corigliano as a Consultant. Her consulting services initially were limited to treasurer and corporate secretary functions.  As part of those services, she was the Secretary, Treasurer and Acting Chief Financial Officer.  On March 4, 2004, she became the Chief Financial Officer.  The initial term of this Agreement is for a period of one year from the effective date. Either party may terminate the Agreement upon 15 days written notice. As consideration for the performance of the services, the Company will pay the Consultant a fee of $150 per day worked, prorated for each partial day worked. The Company also guarantees a minimum of 10 full days work per month, a minimum monthly payment of $1,500.  Consulting fees shall be accrued only if the Company at a future date does not have sufficient funds to make payment to the Consultant. Thereafter, payment would be subject to the discretion of the Board of Directors. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company.  As additional compensation for the services, the Company has issued 50,000 shares of common stock to the Consultant. The Consultant also was issued an additional 67,103 shares of common stock subsequent to February 26, 2004 as a result of her designation as Chief Financial Officer. The shares issued to her were treasury shares held by the Company. The shares are subject to the restricted securities requirements of the Securities Act of 1933.  No benefits are provided to the Consultant by the Company other than the accrued compensation for her services. Ms. Corigliano is not an employee of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in this item is provided for each shareholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock as of February 26, 2004, each director or nominee, the executive officers of the Company, and current executive officers and directors as a group.

With the exception of Mr. Hallauer, no shareholder of record presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of warrants issued by the Company increase any shareholder ownership of record for any shareholder other than Mr. Hallauer to more than ten percent (10%), assuming that all outstanding warrants are exercised.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Penn LITS, LLC c/o Richard R. Walters, Manager 3412 S. Lincoln Dr., Spokane, WA 99203-1650	850,075	5.9%
Common	Wilbur G. Hallauer 406 Eastlake Rd. Oroville, WA 98844	1,500,000	10.4%
Common	Richard R. Walters, President, Chief Executive Officer and Director	200,000	1.4%
Common	James A. Fish, Director	50,000(1)	0.3%(1)
Common	Becky Corigliano Secretary/Treasurer/Acting Chief Financial Officer	50,000(2)	0.3%(2)
Common	Jackie E. Stephens, Director	0	0
Common	Charles G. Bigelow, Director	0(3)	0(3)
Common	James K. Duff, Director	50,000	0.3%
Common	All current executive officers and directors as a group (6)	350,000	2.4%

(1) Does not include 25,000 shares purchased by conversion of warrants subsequent to February 26, 2004.

(2) Does not include 67,103 shares issued to her subsequent to February 26, 2004 pursuant to her employment agreement.

(3) Does not include 65,000 shares purchased by conversion of warrants subsequent to February 26, 2004.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the employment agreements described in item 11, the Company had related party transactions with Richard R. Walters, the Company’s president, and two other members of Walters LITS during 2003. Mr. Walters and each of the other two members advanced an aggregate amount of $21,000 to the Company for operating capital purposes. The advances were evidenced by promissory notes payable that are payable on demand and accrue interest at 6% per annum. Prior to the end of the Company’s fiscal year, the Company repaid the obligations in full, including $315 in interest expense.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

The following exhibits are filed as part of the report:

Reference is made to the index of Financial Statements in Part I, Item 7 of this report.

3(i)

Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004.

10.1*

Independent Contractor Agreement, dated as of June 30, 2003, between Little Squaw and Richard R. Walters, filed as Exhibit 10 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

10.2

Independent Contractor Agreement, dated November 1, 2003, between Little Squaw and Becky Corigliano.

10.3

2003 Share Incentive Plan, dated October 11, 2003, and effective January 27, 2004.

10.4

Form of 2003 Share Incentive Plant Stock Option Agreement and Exhibit A attached thereto.

31.1

Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*incorporated by reference

(b)

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Decoria, Maichel & Teague P.S. for professional services for the audit of the 2003 annual financial statements of the Company were $10,386.  The aggregate fees billed by LeMaster & Daniels PLLC for auditing services for the audit of the 2002 annual financial statements of the Company were $4,000.  The Company also paid LeMaster & Daniels $700 in 2002 for taxation services.

The Audit Committee reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services.  In its review of non-audit service fees and the appointment of its independent auditors as the Company's independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors' independence.  All of the services provided and fees charged by its independent auditors in 2003 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Richard R. Walters

By:  Richard R. Walters

        President

Date:  March 26, 2004

In accordance with  Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Becky Corigliano

By:  Becky Corigliano

        Chief Financial Officer

Date:  March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:

March 26, 2004

/s/

Charles G. Bigelow, Director

Date:

March 26, 2004

/s/James K. Duff

James K. Duff, Director

Date:

March 26, 2004

/s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

March 26, 2004

/s/ James A. Fish

James A. Fish, Director

Date:

March 26, 2004

/s/ Jackie E. Stephens

Jackie E. Stephens, Director

Date:

March 26, 2004

/s/ Richard R. Walters

Richard R. Walters, Director