Form 10QSB
period 2004-03-31
LITTLE SQUAW GOLD MINING CO
filed 2004-05-17
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number            001-06412

LITTLE SQUAW GOLD MINING COMPANY

(Exact name of small business issuer as specified in its charter)

                           Alaska                                                                                                                          91-0742812

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

 Yes       X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,974,117 shares of Common Stock as of April 30, 2004

Transitional Small Business Disclosure Format (check one); Yes ____     No       X    X

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, March 31, 2004 and 2003

3

Statements of Operations for the three months ended March 31, 2004 and 2003 and from the date of inception on March 26, 1959 through March 31, 2004

4

Statements of Cash Flows for the three months ended March 31, 2004 and 2003 and from the date of inception on March 26, 1959 through March 31, 2004

5

Notes to Financial Statements

6

Item 2:  Managements Discussion and Analysis

7

Item 3:  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 2:  Changes in Securities

9

Item 4:  Submission of Matters to a Vote of Security Holders

9

Item 5:  Other Information

9

Item 6:  Exhibits and Reports on Form 8-K

10

Signatures

11

## ITEM 1. FINANCIAL STATEMENTS

**Little Squaw Gold Mining Company**
*(A Development Stage Company)*
**Balance Sheets**
*March 31, 2004 and December 31, 2003*

| | (unaudited) 2004 | 2003 |
|---|---|---|
| **ASSETS** | | |
| Current assets: | | |
| Cash | $ 291,817 | $ 98,834 |
| Prepaid expenses | 3,906 | 6,252 |
| Gold inventory | 3,000 | |
| Total current assets | 298,723 | 105,086 |
| Mining and mineral properties | 318,597 | 318,597 |
| Total assets | $ 617,320 | $ 423,683 |
| **LIABILITIES AND STOCKHOLDERS' EQUITY** | | |
| Current liabilities: | | |
| Accounts payable, other | $ 19,885 | $ 22,360 |
| Total current liabilities | 19,885 | 22,360 |
| Long-term liabilities: | | |
| Accrued remediation costs | 36,000 | 36,000 |
| Convertible accrued compensation - Walters LITS | | 82,437 |
| Convertible success award - Walters LITS | | 88,750 |
| Total long-term liabilities | 36,000 | 207,187 |
| Total liabilities | 55,885 | 229,547 |
| Stockholders' equity | | |
| Preferred stock; No par value, 10,000,000 shares authorized; No shares issued or outstanding | | |
| Common stock; $0.10 par value, 200,000,000 shares authorized; 14,974,117 and 11,998,636 issued and outstanding, respectively | 1,497,412 | 1,199,863 |
| Additional paid-in capital | 624,057 | 454,880 |
| Deficit accumulated during the development stage | (1,560,034) | (1,455,923) |
| | 561,435 | (198,820) |
| Less treasury stock, 0 and 117,103 shares, at cost, respectively | | (4,684) |
| Total stockholders' equity | 561,435 | 194,136 |
| Total liabilities and stockholders' equity | $ 617,320 | $ 423,683 |

*The accompanying notes are an integral part of these financial statements*

3

**Little Squaw Gold Mining Company**
*(A Development Stage Company)*
**Statements of Operations**
*(unaudited)*

| | Three Months Ended March 31, 2004 | Three Months Ended March 31, 2003 | From Inception (March 26, 1959) Through March 31, 2004 |
|---|---|---|---|
| Revenue: | | | |
| Royalties, net | | | $ 398,752 |
| Lease and rental | | | 99,330 |
| Gold sales and other | - | $ 895 | 31,441 |
| | - | 895 | 529,523 |
| Expenses: | | | |
| Other costs of operations | | 114 | 8,030 |
| Management fees and salaries | | | 881,532 |
| Directors' fees | $ 8,900 | | 74,675 |
| Professional services | 85,440 | | 527,935 |
| Other general and administrative expense | 5,558 | 190 | 165,459 |
| Mineral property maintenance | 2,220 | | 7,040 |
| Office supplies and other expense | 2,134 | | 230,339 |
| Depreciation | | | 5,248 |
| Reclamation and miscellaneous | | | 101,102 |
| Loss on partnership venture | | | 53,402 |
| Equipment repairs | | | 25,170 |
| | 104,252 | 304 | 2,079,932 |
| Other (income) expense: | | | |
| Interest expense | | | 36,301 |
| Interest income | (141) | | (26,676) |
| Total other (income) expense | (141) | - | 9,625 |
| Net income (loss) | $ (104,111) | $ 591 | $ (1,560,034) |
| Net income (loss) per common share | $ Nil | $ Nil | $ Nil |
| Weighted average common shares outstanding-basic | 13,759,503 | 8,468,506 | 6,275,281 |

*The accompanying notes are an integral part of these financial statements*

4

**Little Squaw Gold Mining Company**
*(A Development Stage Company)*
**Statements of Cash Flows**
*(unaudited)*

| | Three Months Ended March 31, 2004 | Three Months Ended March 31, 2003 | From Inception (March 26, 1959) Through March 31, 2004 |
|---|---|---|---|
| Cash flows from operating activities: | | | |
| Net income (loss) | $ (104,111) | $ 591 | $ (1,560,034) |
| Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities: | | | |
| Depreciation | | | 5,248 |
| Common stock, warrants, and options issued for salaries and fees | 11,910 | | 219,194 |
| Change in: | | | |
| Prepaid expenses | 2,346 | | (3,906) |
| Accounts receivable, related party | | 421 | |
| Gold inventory | (3,000) | 4,906 | (3,000) |
| Accounts payable, other | (2,475) | | 19,885 |
| Accounts payable, related party | | | 20,000 |
| Accrued compensation, related party | | | 255,450 |
| Accrued payroll taxes | | 274 | 19,323 |
| Convertible success award, Walters LITS | | | 88,750 |
| Accrued remediation costs | | | 36,000 |
| Net cash (used in) provided by operating activities | (95,330) | 6,192 | (903,090) |
| Cash flows from investing activities: | | | |
| Receipts attributable to unrecovered promotional, exploratory, and development costs | | | 626,942 |
| Proceeds from the sale of equipment | | | 60,000 |
| Additions to property, plant, equipment, and unrecovered promotional, exploratory, and development costs | | (275) | (362,965) |
| Net cash (used in) provided by investing activities | | (275) | 323,977 |
| Cash flows from financing activities: | | | |
| Issuance of common stock, net of offering costs | 288,313 | | 879,104 |
| Acquisitions of treasury stock | | | (8,174) |
| Net cash provided by financing activities | 288,313 | | 870,930 |
| Net increase in cash | 192,983 | 5,917 | 291,817 |
| Cash, beginning of period | 98,834 | 1,210 | 0 |
| Cash, end of period | $ 291,817 | $ 7,127 | $ 291,817 |
| Supplemental disclosures of cash flow information: | | | |
| Non-cash investing activities: | | | |
| Mining claims purchased with common stock | $ 35,000 | | $ 35,000 |
| Non-cash financing activities: | | | |
| Related party liabilities compensation converted to common stock | $ 88,750 | | $ 301,086 |

*The accompanying notes are an integral part of these financial statements*

5

PART I. - FINANCIAL INFORMATION, CONTINUED:

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain financial statement amounts for the three-month period ended March 31, 2003 have been reclassisfied to conform to the 2004 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.

2003 SHARE INCENTIVE PLAN:

During the first quarter of 2004, the Company issued 5,000 non qualified stock options to each of the four members of the Board of Directors, excluding the Company President, for services performed in 2003.  The Company’s 2003 Share Incentive Plan (the “Plan) permits the granting of nonqualified stock options, incentive stock options and shares of common stock to employees, directors and consultants.

Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and to finish the pro forma disclosures required under SFAS No. 123, if material.  Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Common stock purchase options granted under the Company’s plan during the first quarter have been valued using the intrinsic value method and, accordingly, non-cash (option) expense of directors’ compensation recognized herewith during the first quarter.  The Company’s management estimates that no material difference exists between the valuation of options granted during the first quarter under the intrinsic method versus the fair value method.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

Plan of Operations

During 2003, the Company significantly restructured its management and began financing activities that it believes ultimately will be integral in developing its mining properties.  The Board of Directors has authorized the sale of up to 10,000,000 shares in a financing to raise capital for the development of the Company’s property in Alaska.  Partly because of the recent decline in metals prices, such a financing may be difficult to arrange. The Company does not have any indications of interest in a financing of any type as of the date of this report.  The Company is also looking for a potential joint venture partner capable of assisting in the development of its properties.  If the Company is not able to arrange financing or obtain a partner, development and exploration of the properties will not commence in the next two fiscal years.

The Company has commissioned Pacific Rim Geological Consultants, Inc. of Fairbanks, Alaska to analyze the Company's database on the Chandalar property and to produce a scientific report with independent findings.  The Company expects this independent technical report to provide a scientific basis for verification of the quality of its Chandalar property as an exploratory gold prospect.

On March 17, 2004 the State of Alaska filed a notice with the U.S. Secretary of the Interior of its intent to bring a quiet title action for the purpose of determining the State’s asserted right to turn the historic winter trail leading into the Chandalar property into an access road.  Conversion of the winter trail into an all weather road linked to the rest of Alaska’s highway system would have a substantial positive impact on development of the Chandalar property.

Financial Condition and Liquidity

On March 31, 2004 the Company had total liabilities of approximately $56,000, and total assets of about $617,000.  This compares to total liabilities of approximately $230,000 and total assets of about $424,000 on December 31, 2003.  The conversion of the accrued salaries debt into shares has reduced the Company’s debt significantly.  The proceeds from the exercise of warrants increased cash by $288,000.  As of the date of this report, the Company’s liabilities are limited to $36,000 for environmental clean up.  The Company believes that is has sufficient cash to meet its current liabilities for the next twelve month period.

Management plans to fund its continuing operations through proceeds of sales of its common stock or payments received from a partner in a joint venture relationship; there can be no assurances, however, that management will be successful in its plans.

Debt and Stock Purchase Agreement

On December 31, 2003 the Company had an unconverted related party debt in the amount of $82,437; that debt was paid by the issuance of restricted shares of common stock and warrants in 2004.  On February 20, 2004, the Company issued 824,370 restricted shares of common stock at an agreed valuation of $0.10 per share and 412,186 warrants with an exercise price of $0.20 per share to Walters LITS LLC as nominee as payment for the related party debt.

Common Stock Issued as a Success Award

At a special board of directors meeting held on June 30, 2003, the directors authorized the issuance of 887,500 restricted shares of  common stock and warrants to purchase 443,750 shares of common stock for $0.20 per share to Walters LITS LLC as nominee as consideration for its success in negotiating the Debt and Stock Purchase Agreement and the Royalty Purchase Option Agreement with the Company’s prior management.  Those shares of common stock and warrants were issued to Walters LITS LLC as nominee on February 20, 2004.

Stock Warrants

At December 31, 2003 there were 1,210,000 of warrants with an exercise price of $0.45 per share issued and outstanding.  During the first quarter 2004, 173,611 of the warrants were exercised.

At December 31, 2003 there were 1,215,065 warrants issued and outstanding with an exercise price of $0.20 per share.  During the first quarter 2004, 1,090,000 of the warrants were exercised.  Including the warrants issued on February 20, 2004, described above, there were 431,158 unexercised warrants issued and outstanding on March 31, 2004.

Common Stock Issued to Officer

Following the appointment of Ms. Corigliano as Chief Financial Officer on March 4, 2004 by the Board of Directors, 67,103 restricted shares of common stock held in the Company's treasury were issued to her as required by provisions of her employment agreement.

The Company recognized $6,710 of compensation expense in the first quarter 2004 financial statements based on management’s determination of the value of the stock issued to Ms. Corigliano.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report has been made known to them in a timely fashion.  There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITES

On February 20, 2004, the Company issued 824,370 restricted shares of common stock at an agreed value of $0.10 per share and warrants to purchase 412,186 shares at an exercise price of $0.20 to Walters LITS, LLC as nominee; the shares of common stock and warrants were issued in exchange for and in consideration of cancellation of a debt in the amount of $82,437.  Walters LITS LLC as nominee had acquired this debt from Eskil and Ellamae Anderson and Hollis Barnett on June 24, 2003.  The shares of common stock subsequently were re-issued to the beneficial owners by Walters LITS LLC.  Richard R. Walters received 412,185 restricted shares of common stock.  Mr. Walters also received a warrant to purchase 206,093 shares of common stock at an exercise price of $0.20 per share.  On March 31, 2004, Mr. Walters relinquished his right to exercise that warrant and that warrant has been cancelled.

On February 20, 2004, 887,500 restricted shares of common stock were issued to Walters LITS LLC as nominee pursuant to the resolution adopted by the Board of Directors on June 30, 2003 authorizing the issuance of those shares, together with warrants to purchase 443,750 shares of common stock at $0.20 to Walters LITS LLC as nominee as consideration for its success in negotiating the debt and stock purchase agreement and royalty purchase option agreement with the Company's prior management.  Walters LITS LLC as nominee then re-issued the shares of common stock and warrants to the beneficial owners.  Richard R. Walters received a certificate for 221,875 restricted shares of common stock of the Company and a warrant to purchase 221,875 shares of common stock of the Company at $0.20 per share.  On March 31, 2004, Mr. Walters relinquished his right to purchase all but 100,000 shares of that warrant; the right to purchase 121,875 shares, pursuant to that warrant, has been cancelled.

During the first quarter of 2004, the Company issued 5,000 non qualified stock options to each of the four members of the Board of Directors, excluding the Company President, for services performed in 2003.  The Company’s 2003 Share Incentive Plan (the “Plan) permits the granting of nonqualified stock options, incentive stock options and shares of common stock to employees, directors and consultants.

The issuance of the shares of common stock and warrants described in this Item 2 was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information called for by this item is contained in Part I, Item 4 of the Annual Report of the Company for 2003 on Form 10-KSB filed on March 29, 2004; this information is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

On approximately April 10, 2004, James K. Duff, a director, was appointed President and Chief Executive Officer of American International Ventures, Inc., a company subject to the reporting requirements of Section 12 of the Securities and Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 13.1

Part I, Item 4, Annual Report for 2003 on Form 10-KSB filed March 29, 2004

Exhibit 31.1

Certification of Richard R. Walters, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Becky Corigliano, Chief Financial Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Richard R. Walters, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Becky Corigliano, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2004

LITTLE SQUAW GOLD MINING COMPANY

By   _/s/ Richard R. Walters______________________

          Richard R. Walters

President and Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2004

LITTLE SQUAW GOLD MINING COMPANY

By   _/s/ Becky Corigliano________________________

          Becky Corigliano

Chief Financial Officer

11