Form 10QSB
period 2004-06-30
LITTLE SQUAW GOLD MINING CO
filed 2004-08-13
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

 Yes       X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,974,117 shares of Common Stock as of July 31, 2004

Transitional Small Business Disclosure Format (check one); Yes ____     No       X

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, June 30, 2004 and December 31, 2003

3

Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 and from the date of inception on March 26, 1959 through June 30, 2004

4

Statements of Cash Flows for the six months ended June 30, 2004 and 2003 and from the date of inception on March 26, 1959 through June 30, 2004

5

Notes to Financial Statements

6

Item 2:  Managements Discussion and Analysis of Financial Condition or Plan of Operation

7

Item 3:  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

## ITEM 1. FINANCIAL STATEMENTS

| | (unaudited) 2004 | 2003 |
|---|---|---|
| **ASSETS** | | |
| Current assets: | | |
| Cash | $ 197,181 | $ 98,834 |
| Prepaid expenses | 4,926 | 6,252 |
| Gold inventory | 3,025 | |
| Total current assets | 205,132 | 105,086 |
| Plant, equipment, and mining claims: | | |
| Other equipment, net of depreciation | 4,863 | |
| Mining and mineral properties | 318,597 | 318,597 |
| Total assets | $ 528,592 | $ 423,683 |
| **LIABILITIES AND STOCKHOLDERS' EQUITY** | | |
| Current liabilities: | | |
| Accounts payable | $ 27,224 | $ 22,360 |
| Total current liabilities | 27,224 | 22,360 |
| Long-term liabilities: | | |
| Accrued remediation costs | 36,000 | 36,000 |
| Convertible accrued compensation - Walters LITS | | 82,437 |
| Convertible success award - Walters LITS | | 88,750 |
| Total long-term liabilities | 36,000 | 207,187 |
| Total liabilities | 63,224 | 229,547 |
| Stockholders' equity | | |
| Preferred stock; No par value, 10,000,000 shares authorized; No shares issued or outstanding | | |
| Common stock; $0.10 par value, 200,000,000 shares authorized; 14,974,117 and 11,998,636 issued and outstanding, respectively | 1,497,412 | 1,199,863 |
| Additional paid-in capital | 624,057 | 454,880 |
| Deficit accumulated during the development stage | (1,656,101) | (1,455,923) |
| | 465,368 | (198,820) |
| Less treasury stock, 0 and 117,103 shares, at cost, respectively | | (4,684) |
| Total stockholders' equity | 465,368 | (194,136) |
| Total liabilities and stockholders' equity | $ 528,592 | $ 423,683 |

*The accompanying notes are an integral part of these financial statements.*

3

**Little Squaw Gold Mining Company**
*(A Development Stage Company)*
**Statements of Operations**
*(unaudited)*

| | Three Months Ended June 30, 2004 | Three Months Ended June 30, 2003 | Six Months Ended June 30, 2004 | Six Months Ended June 30, 2003 | From Inception (March 26, 1959 Through June 30, 2004 |
|---|---|---|---|---|---|
| Revenue: | | | | | |
| Royalties, net | | | | | $ 398,752 |
| Lease and rental | | | | | 99,330 |
| Gold sales and other | - | - | - | $ 895 | 31,441 |
| | - | - | - | $ 895 | $ 529,523 |
| Expenses: | | | | | |
| Other costs of operations | | | | 114 | 8,030 |
| Management fees and salaries | $ 15,825 | | $ 33,400 | | 914,932 |
| Directors' fees | 2,900 | | 11,800 | | 77,575 |
| Professional services | 62,752 | $ 6,076 | 130,617 | 6,051 | 573,112 |
| Other general and administrative expense | 7,462 | 20 | 13,020 | 128 | 172,921 |
| Mineral property maintenance | 2,220 | | 4,440 | | 9,260 |
| Office supplies and other expense | 5,073 | 57 | 7,207 | 162 | 235,412 |
| Depreciation | 70 | | 70 | | 5,318 |
| Reclamation and miscellaneous | | | | | 101,102 |
| Loss on partnership venture | | | | | 53,402 |
| Equipment repairs | | | | | 25,170 |
| | 96,302 | 6,153 | 200,554 | 6,455 | 2,176,234 |
| Other (income) expense: | | | | | |
| Interest expense | | | | | 36,301 |
| Interest income | (235) | - | (376) | - | (26,911) |
| Total other (income) expense | (235) | - | (376) | - | 9,390 |
| Net income (loss) | $ (96,067) | $ (6,153) | $ (200,178) | $ (5,560) | $ (1,656,101) |
| Net loss per common share | $ Nil | $ Nil | $ Nil | $ Nil | $ Nil |
| Weighted average common shares outstanding-basic | 14,974,117 | 8,468,506 | 14,360,062 | 8,468,506 | 6,322,159 |

*The accompanying notes are an integral part of these financial statements.*

4

**Little Squaw Gold Mining Company**
*(A Development Stage Company)*
**Statements of Cash Flows**
*(unaudited)*

| | Six Months Ended June 30, 2004 | Six Months Ended June 30, 2003 | From Inception (March 26, 1959) Through June 30, 2004 |
|---|---|---|---|
| Cash flows from operating activities: | | | |
| Net loss | $ (200,178) | $ (5,561) | $ (1,656,101) |
| Adjustments to reconcile net loss to net cash used in operating activities: | | | |
| Depreciation | 70 | | 5,318 |
| Common stock, warrants, and options issued for salaries and fees | 11,910 | | 219,194 |
| Change in: | | | |
| Prepaid expenses | 1,326 | | (4,926) |
| Accounts receivable, related party | | 421 | |
| Gold inventory | (3,025) | 4,906 | (3,025) |
| Accounts payable, other | 4,865 | | 27,225 |
| Accounts payable, related party | | | 20,000 |
| Accrued compensation, related party | | | 255,450 |
| Accrued payroll taxes | | 274 | 19,323 |
| Convertible success award, Walters LITS | | | 88,750 |
| Accrued remediation costs | | | 36,000 |
| Net cash used - operating activities | (185,032) | 40 | (992,792) |
| Cash flows from investing activities: | | | |
| Receipts attributable to unrecovered promotional, exploratory, and development costs | | | 626,942 |
| Proceeds from the sale of equipment | | | 60,000 |
| Additions to property, plant, equipment, and unrecovered promotional, exploratory, and development costs | (4,934) | (275) | (367,899) |
| Net cash - investing activities | (4,934) | (275) | 319,043 |
| Cash flows from financing activities: | | | |
| Issuance of common stock, net of offering costs | 288,313 | | 879,104 |
| Acquisitions of treasury stock | | - | (8,174) |
| Net cash - financing activities | 288,313 | - | 870,930 |
| Net increase (decrease) in cash | 98,347 | (235) | 197,181 |
| Cash, beginning of period | 98,834 | 1,210 | 0 |
| Cash, end of period | $ 197,181 | $ 975 | $ 197,181 |
| Supplemental disclosures of cash flow information: | | | |
| Non-cash investing activities: | | | |
| Mining claims purchased - common stock | $ 35,000 | | $ 35,000 |
| Non-cash financing activities: | | | |
| Related party liabilities compensation converted to common stock | $ 88,750 | | $ 88,750 |

*The accompanying notes are an integral part of these financial statements.*

5

PART I. - FINANCIAL INFORMATION, CONTINUED:

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain financial statement amounts for the six-month period ended June 30, 2003 have been reclassisfied to conform to the 2004 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material.  Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Common stock purchase options granted under the Company’s plan during the first quarter have been valued using the intrinsic value method and, accordingly, non-cash (option) expense of directors’ compensation recognized herewith during the first quarter.  The Company’s management estimates that no material difference exists between the valuation of options granted during the first quarter under the intrinsic method versus the fair value method.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company commissioned Pacific Rim Geological Consultants, Inc. of Fairbanks, Alaska to analyze the Company's database on the Chandalar property and to produce a scientific report with independent findings.  The independent technical report was completed in April 2004 and confirms the potential of the project to become a new Alaskan gold producer.  The report explained that gold lodes are mesothermal, probably of metamorphic origin and can be expected to have great vertical extent.  The mineral bearing structures can be seen running for miles across the mountains.  Past operators focused on selective high-grading, mainly of the Mikado vein, missing other bonanza grade vein opportunities and ignoring the lower grade bulk missing possibilities of the property.  Additionally, Pacific Rim identified the lower parts of Big Squaw and Little Squaw Creeks as being highly prospective for a major placer gold deposit discovery, and said it may host the largest undeveloped placer deposit in Alaska, a state famous for its placer mines.

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

Financial Condition and Liquidity

On June 30, 2004 the Company had total liabilities of approximately $63,000, and total assets of about $529,000.  This compares to total liabilities of approximately $230,000 and total assets of about $424,000 on December 31, 2003.  The conversion of the accrued salaries debt into shares of common stock has reduced the Company’s debt significantly.  The proceeds from the exercise of warrants increased cash by $288,000.  As of the date of this report, the Company’s liabilities are limited to $36,000 for environmental clean up.  Without successful financing arrangements the Company will not be able to complete its operating plan for the property for the next twelve months.

Management plans to fund its continuing operations through proceeds of sales of its common stock or payments received from a partner in a joint venture relationship; there can be no assurances, however, that management will be successful in its plans.

Little Squaw has recently launched a website.  Shareholders and other interested parties can obtain information on the Company by logging onto www.lttlesquawgold.com.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  August 13, 2004

LITTLE SQUAW GOLD MINING COMPANY

By

_/s/ Richard R. Walters

Richard R. Walters, President and

Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2004

LITTLE SQUAW GOLD MINING COMPANY

By

_/s/ Becky Corigliano

Becky Corigliano, Chief Financial Officer

9