Form 10QSB
period 2004-09-30
LITTLE SQUAW GOLD MINING CO
filed 2004-11-12
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

 Yes       X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,974,117 shares of Common Stock as of October 31, 2004

Transitional Small Business Disclosure Format (check one); Yes ____     No       X    X

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, September 30, 2004 and December 31, 2003

1

Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 and from the date of inception on March 26, 1959 through September 30, 2004

2

Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 and from the date of inception on March 26, 1959 through September 30, 2004

3

Notes to Financial Statements

4

Item 2:  Managements Discussion and Analysis of Financial Condition or Plan of Operation

5

Item 3:  Controls and Procedures

6

PART II – OTHER INFORMATION

Item 5:  Other Information

7

Item 6:  Exhibits and Reports on Form 8-K

7

Signatures

8

Certifications

9

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company

(A Development Stage Company)

Balance Sheets

September 30, 2004 and December 31, 2003

(unaudited)

2004

2003

ASSETS

Current assets:

Cash

$      102,784

$

98,834

Prepaid expenses

8,795

6,252

Gold inventory

           3,025

Total current assets

114,604

105,086

Plant, equipment, and mining claims:

Other equipment, net of depreciation

4,652

Mining and mineral properties

        318,597

        318,597

Total assets

$

       437,853

$

       423,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

 $    44,347

 $       22,360

Total current liabilities

44,347

22,360

Long-term liabilities:

Accrued remediation costs

36,000

36,000

Convertible accrued compensation - Walters LITS

82,437

Convertible success award - Walters LITS

          88,750

Total long-term liabilities

36,000

207,187

Total liabilities

          80,347

       229,547

Stockholders' equity

Preferred stock; No par value, 10,000,000

shares authorized;  No shares issued or outstanding

Common stock; $0.10 par value, 200,000,000

shares authorized; 14,974,117 and 11,998,636

issued and outstanding, respectively

1,497,412

1,199,863

Additional paid-in capital

624,057

454,880

Deficit accumulated during the development stage

    (1,763,963)

    (1,455,923)

        357,506

         198,820

Less treasury stock, 0 and 117,103 shares,

at cost, respectively

          (4,684)

Total stockholders’ equity

       357,506

       (194,136)

Total liabilities and stockholders' equity

$

      437,853

$

      423,683

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Operations

(unaudited)

From Inception

(March 26, 1959

Three Months Ended

Nine Months Ended

Through

September 30,

September 30,

September 30,

2004

2003

2004

2003

2004

Revenue:

Royalties, net

$     398,752

Lease and rental

99,330

Gold sales and other

                   -

                  -

                    -

$              895

         31,441

                   -

                  -

                    -

$              895

$     529,523

Expenses:

Other costs of operations

$          2,486

$

11,139

8,030

Management fees and salaries

$        15,825

$        49,225

2,500

930,757

Directors' fees

6,900

18,700

84,475

Professional services

62,996

124,893

193,613

130,944

636,108

Other general and administrative

expense

18,062

7,332

31,083

7,461

190,983

Mineral property maintenance

2,024

6,464

11,284

Office supplies and other expense

1,993

412

9,200

574

237,405

Depreciation

212

282

5,530

Reclamation and miscellaneous

101,102

Loss on partnership venture

53,402

Equipment repairs

          25,170

        108,012

        135,123

        308,567

        152,618

     2,284,246

Other (income) expense:

Extinguish of Debt-payroll tax

(19,322)

(19,322)

Interest expense

262

262

36,302

Interest income

              (151)

                (27)

              (527)

                (27)

        (27,062)

Total other (income) expense

              (151)

         (19,087)

              (527)

         (19,087)

           9,240

Net income (loss)

$

     (107,861)

$

     (116,036)

$

      (308,040)

$

     (132,636)

$ (1,763,963)

Net loss per common share

$

              Nil

$

             Nil

$

             Nil

$

              Nil

$             Nil

Weighted average common

shares outstanding-basic

   14,974,117

     8,468,506

   14,564,747

     9,269,651

    6,369,053

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

From Inception

(March 26, 1959)

Nine Months Ended

Through

      September 30,

September 30,

2004

2003

2004

Cash flows from operating activities:

Net loss

Net loss

$

(308,040)

$

(132,636)

$

(1,763,963)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

282

5,530

Common stock, warrants, and options

issued for salaries and fees

11,910

20,000

219,194

Change in:

Prepaid expenses

(2,544)

(8,599)

(8,796)

Accounts receivable, related party

421

Gold inventory

(3,025)

4,904

(3,025)

Accounts payable, other

21,988

74,418

44,347

Accounts payable, related party

20,000

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Convertible success award, Walters LITS

88,750

88,750

Accrued remediation costs

              36,000

Net cash used - operating activities

          (279,429)

             47,258

       (1,087,190)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional, exploratory, and development costs

626,943

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional, exploratory, and

development costs

              (4,934)

            (19,597)

          (367,899)

Net cash - investing activities

              (4,934)

            (19,597)

            319,044

Cash flows from financing activities:

Issuance of common stock, net of offering costs

288,313

190,310

879,104

Acquisitions of treasury stock

              (8,174)

Net cash - financing activities

           288,313

            190,310

            870,930

Net increase in cash

3,950

217,971

102,784

Cash, beginning of period

             98,834

1,210

                       0

Cash, end of period

$

          102,784

$

         219,181

$

          102,784

Supplemental disclosures of cash flow information:

Non-cash investing activities:

Mining claims purchased - common stock

$            35,000

$

            35,000

Non-cash financing activities:

Related party liabilities compensation

converted to common stock

$

           88,750

$

          301,086

The accompanying notes are an integral part of these financial statements.

PART I. - FINANCIAL INFORMATION, CONTINUED:

Little Squaw Gold Mining Company

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain financial statement amounts for the nine-month period ended September 30, 2003 have been reclassisfied to conform to the 2004 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The Company is engaged in the business of acquiring, exploring, and developing mineral properties, primarily those containing gold and silver.  In July 2003 the Company was reorganized, and a new Board of Directors was installed.

The Company’s mining property is located in the Chandalar Mining District, approximately 188 air miles NNW of Fairbanks, Alaska. The center of the district is 70 miles above of the Arctic Circle. The property covers nearly 10,000 acres or about 15 square miles and is comprised mostly of unpatented State of Alaska mining claims. The core of the claim block consists of 426 acres of patented (fee simple) claims owned by the Company. The patented ground holds the most important gold-bearing structures.

Gold occurs at Chandalar as high-grade quartz veins within large shear zones in Paleozoic schist and as placer deposits.  Total historical lode gold production from four high-grade quartz vein-shear deposits is 9,039 ounces.  The gold veins are mesothermal, and therefore can have great vertical and horizontal extents.  There are more than 30 gold-bearing quartz veins on the property, many of which extend over strike lengths of several miles.  Drilling of the veins by previous operators is either extremely limited or, in most cases, non-existent.  A gold aureole commonly occurs around the high-grade veins where chloritically altered rocks contain stockworks of quartz veinlets.  These aureoles, which extend outwards to 100 feet, have never been tested for low-grade bulk tonnage mining potential.  Although the Company has identified numerous targets that may host high-grade vein deposits or bulk tonnage deposits, substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities

The placer deposits at Chandalar are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  Approximately 76,000 ounces of gold have been produced from four deposits, with recovery of some nuggets up to 10.6 ounces.  The placer deposits were exploited by both open-cut and underground drift mining methods limited to frozen, unconsolidated gravels.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw Creek, may have potential for the discovery of significant quantities of placer gold deposits.  Substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

The Company recently completed a two phase summer field program, which was conducted by a certified professional geologist from Pacific Rim Geological Consultants, Inc.  The objective was to assess the validity of historic records, refine known drilling target and identify new drilling targets.  Several prospects of previously unevaluated or unknown gold mineralization were found.

The highlight of the first phase of the summer program was the re-discovery of the historic Pioneer prospect.  The Pioneer quartz vein is partially exposed in an old trenches and prospect pits. The Pioneer prospect contains very high-grade gold values of unknown extent, but it is associated with a major shear zone at least three miles long.  A channel sample across the vein assayed 2.30 ounces per ton of gold over a width of 2.5 feet.  A second grab sample of quartz vein float was taken 15 feet farther along the vein strike assayed 2.16 ounces of gold per ton

During the second phase of the summer program the Company conducted a systematic surface and underground sampling program of the other 29 gold-bearing veins on the property. Assay results for 98 samples are pending from this program.  The Company also conducted a soil geochemical sampling program to find gold anomalies that may reflect hidden gold veins.  The Company expects to find more mineralized structures as exploration progresses because the property is more than 80% covered by soil and landslide debris.

The summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. The study was done by BlueMap Geomatics Ltd. located in Vancouver, British Columbia. The gold mineralized quartz veins on the property occur within large shear zones or faults that form lineaments, and major structural intersections are believed to be a controlling factor in the emplacement of the gold mineralization. BlueMap Geomatics identified numerous pronounced linears that they interpreted to represent deep-seated faults. Fifty-nine major linear intersections were located, and ten have been selected for priority field examination during the next summer field season.

During the summer the Company expanded its mining claims position from 8,550 acres to 9,830 acres, largely to cover important outlying gold prospects

Great progress has been made in defining geological features helpful in planning a drilling campaign.  The most telling of these is the discovery of hydrothermal alteration haloes that envelop locations of strong gold mineralization within the major shear zones.  The Company is methodically building a considerable suite of substantive drilling targets on the Chandalar property.  The drill targets include both high-grade underground deposits and targets for lower-grade deposits amenable to surface bulk methods.

The Independent Technical Report on the Chandalar property that was completed in May 2004 by Pacific Rim Geologic Consulting concludes that the property has multi-million ounce gold discovery potential, and Pacific Rim recommends a first year US$ 1 million program for finding and defining such deposits.  The Company hopes to undertake such exploration during the 2005 field season.  The company is currently seeking sources of financing to conduct such exploration; however, there can be no assurance that the Company will be successful in its efforts to raise the financing for this exploration.

In addition to work on the Chandalar property, the company is pursuing additional advanced stage exploration properties that will enhance shareholder value and enable the company to conduct field operations in all seasons.  There can be no assurance that the Company will be successful in acquiring additional properties.

Financial Condition and Liquidity

On September 30, 2004 the Company had total liabilities of approximately $80,000, and total assets of about $438,000.  This compares to total liabilities of approximately $230,000 and total assets of about $424,000 on December 31, 2003.  The conversion of the accrued salaries and debt into shares of common stock has reduced the Company’s liabilities debt significantly.  The proceeds from the exercise of warrants increased cash by $288,000.  As of the date of this report, the Company’s liabilities are limited to $36,000 for environmental clean up and approximately $44,000 in deferred management fees.  Without successful financing arrangements the Company will not be able to complete its operating plan for the property for the next twelve months.

Management plans to fund its continuing operations through proceeds of sales of its common stock or payments received from a partner in a joint venture relationship; there can be no assurances, however, that management will be successful in its plans.

Little Squaw has recently launched a website.  Shareholders and other interested parties can obtain information on the Company by logging onto www.littlesquawgold.com.

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

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 20, 2004 the Company announced the appointment of Mr. William Orchow as its seventh director.  Mr. Orchow brings a history of mining and finance experience to the Company.  He is also currently a director, President and Chief Executive Officer of Revett Silver Company.

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

Date:  November 12, 2004

LITTLE SQUAW GOLD MINING COMPANY

By

_/s/ Richard R. Walters______________________

Richard R. Walters, President and

Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2004

LITTLE SQUAW GOLD MINING COMPANY

By

_/s/ Becky Corigliano

Becky Corigliano, Chief Financial Officer

8