Form 10KSB
period 2004-12-31
LITTLE SQUAW GOLD MINING CO
filed 2005-03-29
CIK 59860

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                            to

Little Squaw Gold Mining Company

(Exact Name of Registrant as specified in its charter)

ALASKA	001-06412	91-0742812
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

3412 S. Lincoln Dr., Spokane, Washington	99203-1650
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(509) 624-5831

Securities Registered pursuant to Section 12 (g) of the Act:

Common stock, Par Value $0.10

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes  [X]           No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the average bid price at February 1, 2005 ($0.42) the aggregate market value was $5,837,351.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of February 1, 2005

15,384,117 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

The Company is in the business of identifying, acquiring and exploring gold properties throughout the Americas.  The Company is the owner in fee of 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one millsite. The Company controls an additional 8,127 acres of unpatented State of Alaska mining claims consisting of 81 claims. State mining claims provide exploration and mining rights to both lode and placer mineral deposits. The claims are contiguous, comprising a block covering 8,553 acres, and are being maintained by the Company specifically for the possible development of placer and lode gold deposits.  The mining properties are located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District.  The center of the district is approximately 70 miles north of the Arctic Circle. (Figure 1)  The Company does not intend to conduct mining operations on its own account at this time.  Rather the Company plans to create value by undertaking cost efficient and effective exploration to upgrade the value of its properties and then joint venture or sell properties to qualified major mining companies.  The Company will maintain its focus only on projects that are primarily gold deposits.

The Company’s initial focus is on exploration and development of its Chandalar property. The arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September. There are many operating mines located elsewhere within North America that are located above the Arctic Circle. Management believes year-round operations at Chandalar are entirely feasible should an exploitable deposit of gold be proven through seasonal exploration and development. To the extent funds are available in 2005 and 2006 the Company’s intends to:

•

Explore the Chandalar property and acquire additional gold exploration properties of merit.

•

Complete the seasonal exploration program on the Chandalar property that was recommended by the Company’s geologic consultant, focusing on drilling and further exploring the high-grade gold-quartz vein targets that have been identified to date and their associated low-grade aureoles.  Exploration of the potentially significant placer deposits at Chandalar will be a secondary priority.  The Company intends to raise and use its own equity capital for this exploration.

•

Acquire additional gold exploration properties in Alaska and elsewhere in the Americas that will allow the Company to conduct field operations year round.

•

Support state and federal industrial development projects that could bring power and a road into Chandalar.

CHANDALAR DISTRICT MINES

CHANDALAR, ALASKA

LITTLE SQUAW GOLD MINING COMPANY

OTC BB:LITS
www.littlesquawgold.com

162°
154°
146°
Prudhoe Bay
Brooks Range
68°
CHANDALAR DISTRICT
Coldfoot
Fairbanks
64°
Pipe Line Route
Anchorage
Valdez
60
0 200 400
Scale in Miles
W
N
E
0 1 2 3 4
Scale in Miles
North Fork Chandalar River
Lake Cr.
Squaw Lake
Little Squaw Lake
Big Squaw Cr.
Little Squaw Creek
ENEVELOE
MELLO BENCH
Boulder Cr.
LITTLE SQUAW
SUMMIT
STAR
MIKADO
St. Mary's Cr.
BIG CREEK
Cr.
Chandalar Lake
Trail
Tobin
Tobin Pass
Big Creek

FIGURE 1.  Location of the Chandalar Mining District showing principal mines and prospects.

The Company’s principal asset is its ownership of the Chandalar property, which controls most of a historic mining district known as the Chandalar mining district. It consists of contiguous patented federal mining claims and unpatented State of Alaska mining claims totaling 9,830 acres (15.4 square miles) (Figure 2). The patented ground holds the most important of the presently known gold-bearing structures. The Chandalar property is currently at the exploration stage.  The Chandalar district has a history of prior production, but there is no current production, except for some small-scale placer operations by an independent miner, Mr. Delbert Ackels, on inlier claims.

During 2004 the Company contracted the services of an independent geological consulting company, Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska to review and analyze previous work done on Chandalar. The report was commissioned in February and completed in May, and is titled “Gold Deposits of the Chandalar Mining District, Northern Alaska: An information Review and Recommendations”. This technical review is available on the Company’s Web site at www.littlesquawgold.com under the Technical Reports menu.  Pacific Rim concluded that the gold mineralization at Chandalar is mesothermal (formed at moderate temperatures and moderate pressures by deposition from hydrothermal fluids), and largely because of that the property is believed to have multi-million ounce gold discovery potential.  Pacific Rim recommended an initial exploration program to better assess the gold lodes and the placer gold deposits at a cost of about $1.4 million. The Company is currently seeking sources of financing to conduct such exploration; however, there can be no assurance that the Company will be successful in its efforts to raise the financing for this exploration.

A preliminary field program to follow up on and scope the work recommended by Pacific Rim was completed in two phases during the 2004 summer field season by James C. Barker, a certified professional geologist licensed to practice in Alaska and under contract to the Company. Mr. Barker was one of the two co-authors of the Pacific Rim report.  The 2004 field work and subsequent data analyses and reporting was completed at a cost of about $77,000.

Exploration during the 2004 summer field season identified six new gold-bearing veins, bringing the total number of known gold-bearing veins and vein swarms on the Chandalar property to more than 30.  The results of the summer field exploration program were reported in the Company’s press release dated November 15, 2004, which was filed with the U.S. Securities and Exchange Commission (“SEC”) as an attachment to a Form 8-K report dated November 18, 2004. Additionally, a detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004”. This report is also available on the Company’s website. Mr. Barker recommends further exploration of the property, which would include infrastructure repairs, geological field work, taking 600 rock and 4,000 soil samples, and doing ground-based and aerial geophysics surveys, aerial topographic surveys, and 5,000 feet of reverse air circulation drilling.  This program is recommended to be to be done during the 2005 summer season at a budgeted cost of about $1.5 million.

The Company intends to undertake the program recommended by Mr. Barker during 2005 provided financing can be arranged. The 2005 program would be conducted in two staged phases as follows:

LITTLE SQUAW GOLD MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
Big Squaw Creek
Little Squaw Creek
McNett Fork Creek
Tobin Creek
Big Creek
T 32 N
T 31 N
R 4 W
R 3 W
LEGEND
LSGMC-Patented federal claims subject to 2% royalty
LSGMC-Traditional state 40 acre claims subject to 2% royalty
LSGMC- Claims purchased from prior management-not subject to 2% royalty
LSGMC-Super MTRSC 160 acre state claims not subject to 2% royalty
Del Ackels state MTRSC 40 acre claims, not held by LSGMC
Airstrip
2/19/05

FIGURE 2.  The Company’s mining claims in the Chandalar Mining District.

•

PHASE I will be geological investigations primarily to pin-point proposed drill sites throughout the district.  This work will consist of various exploration activities, including the use of targeted soil sampling grids and ground and aerial geophysics.  It will commence as soon as weather conditions permit and continue through the end of July.

•

PHASE II will be a reverse circulation drill program of 5,000 ft or more, if weather conditions permit.  It will commence on or about July 25 and extend through freeze-up, or about September 10.

The Company is currently seeking financing or a joint venture partner to pursue the next phase of exploration.  There is no assurance that the Company will be successful in obtaining funding or a partner to pursue exploration on the Chandalar property, and there is no assurance that if exploration proceeds, it will lead to the discovery and delineation of ore reserves.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced about 85,000 ounces of gold mainly from placer deposits, but also from high-grade gold-quartz veins.  The Company was incorporated in 1959 for the purpose of acquiring the gold mining properties of the Chandalar Mining District.  Operations of the Company during the 1960's resulted in the development of a mining camp, a mill, several airstrips, and development of a small amount of ore reserves in underground workings.

In 1972 and 1976, all of the lode mining claims in the Chandalar District were acquired by the Company except for seven 40-acre unpatented state claims. In 1978, the Company acquired all of the placer mining claims in the Chandalar District.  During 2003, the Company purchased the seven 40-acre unpatented state mining claims in exchange for 350,000 shares of the Company’s common stock.  In September of 2003 the Company staked 55 state unpatented mining claims, and in 2004 the Company staked 8 additional unpatented state mining claims, thereby increasing the total size of the Company’s Chandalar property to 9,830 acres (15.4 square miles).

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and development and gold production. The quartz lodes were last worked from 1979 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on the patented federal mining claims owned by the Company. Recorded placer gold production of the Chandalar District is 76,270 ounces of 845 fine gold. The Company’s lessees produced 15,735.5 ounces of that total amount of placer gold between 1979 and 1999.  The unpatented claims are located on property that was formerly all owned by the Federal Government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.

In November of 1989 and May of 1990 the Company entered into a ten year mining lease with Gold Dust Mines, Inc. for all placer mining interests of Company located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of $7,500 per creek drainage mined plus an 8 percent royalty from placer gold production.  During 1998 and 1999, Gold Dust’s placer mining lease was limited to Big Creek. There was no mining conducted in 2000, 2001, 2002 or 2003.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to the Company in the amount of eleven ounces of gold nuggets was also not paid. In February 2000, the owners of Gold Dust, Mr. & Mrs. Delbert Ackels (guarantors of Gold Dust’s obligations to the Company) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. The Company’s mining lease with Gold Dust was the sole asset of Gold Dust.

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

In the late summer of 1997, a placer mining lease was executed by the Company with Day Creek Mining Company, Inc., an Alaskan corporation.  The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. It did not include the Big Creek and St. Mary’s Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results down stream from the Mello Bench on Little Squaw Creek.  Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated by lessor giving a declaration of forfeiture to the lessees in February of 1999. Lessee has not contested the declaration of forfeiture.

The Company allowed some of its state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. The individual who had owned Gold Dust Mines, Inc. (Mr. Ackels) continued to do the annual assessment work on the remaining claims on behalf of the Company through the year 2002. In July of 2003, Mr. Ackels located state mining claims on his own behalf in the areas previously vacated by the Company. Mr. Ackels’ claims are now inliers to the Company's mining claim block, and he conducts seasonal placer mining operations on those claims.

The Company did not accomplish any physical work on its Chandalar property during 2003 other than the location of additional state mining claims. All of the Company’s state mining claims were maintained in good standing by carrying forward and applying to the 2003/2004 annual state mandated assessment work requirements the value in excess of the minimum annual labor requirements built up from previous years. Dollar value in excess of the required annual amount can be carried forward as a credit for up to four years.

During 2004 the Company staked additional claims at Chandalar and completed a two phase summer field program, which was conducted by a certified professional geologist who is an independent consultant and licensed to practice in the State of Alaska. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found as described in Item 2 of this report.

Total recorded production from the Chandalar district is about 85,000 oz gold, although actual historic production was probably much greater than the recorded production.  Recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 7,692 oz from the Mikado and Little Squaw Mines combined, and 1,347 oz from the Summit Mine.  A total of 75,636 ounces of gold have came from placer deposits in the Chandalar district.  Most of the placer production was derived from the Big Creek and Little Squaw Creek drainages, with some additional production from the Tobin Creek drainage.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company competes with others in efforts to obtain financing to acquire, explore and develop mineral properties.

Employees

The Company had no employees during the year ending December 31, 2004. Two part-time consultants provided management services for the Company under contracts that expire on September 30, 2005 and October 31, 2005.

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

Environmental Risks

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally  available  to  the  Company  (or  to  other  companies  in  the  minerals  industry)  at  a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on  the Company.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

The Chandalar property contains an inactive mill site with mill tailings impoundments, last used in 1983. A December 19, 1990 letter from the Alaska Department of Environmental Conservation (“Alaska D.E.C.”) to the Division of Mining of the Department of Natural Resources (“Alaska D.N.R.”) states: ”Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to the Company in a letter dated December 24, 1990. The Company subsequently reclaimed the tailings impoundments, and expects that no further remedial action will be required. Concerning a related matter, the Alaska D.E.C. has identified a small area of low-level mercury contamination in a graveled staging area next to the mill. The Company has accrued a $50,000 expense liability to execute a remediation plan proposed by the Company and approved by the Alaska D.E.C. (See note 6 to the Financial Statements, page 38). Other than this minor mercury contamination, the company knows of no matters of concern to the Alaska D.E.C. regarding the company’s and its predecessors’ exploration and production activities on the properties.

Title to Properties

The Company’s only mining property (Chandalar) lies on Alaska State deeded land, except for the patented mining claims owned by the Company. The major portion of the property consists of State of Alaska mining claims. The validity of unpatented state mining claims is often uncertain, and such validity is subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, which are real property interests that are owned in fee simple.  An important part of the Company's property is patented federal mining claims held in fee simple.

The State of Alaska requires locators and holders of unpatented state mining claims to complete annual assessment work and to pay an annual cash rental on the claims in order to keep the claimant’s title to the mining rights in good standing. The Company is not in default of any annual assessment work filing or annual claim rental payment.

State of Alaska unpatented mining claims are subject to a title reservation of 3% net profits royalty for all mineral production on net mining income of $100,000 or more.

The Company’s management has done a title chain search of its patented federal mining claims. It believes it is the owner of the private property, and that the property is free and clear of liens and other third party claims except for a 2% mineral production royalty held by former management.

The Company has attempted to acquire and maintain satisfactory title to its undeveloped Chandalar mining property, but the Company does not normally obtain title opinions on its properties in the ordinary course of business, with the attendant risk that title to some or all segments the Company’s properties, particularly title to the State of Alaska unpatented mining claims, may be defective.

Alaska Taxes Pertaining to Mining

Alaska has tax and regulatory policies that are widely viewed by the mining industry as offering one of the most favorable environments for new mines development in the United States. The mining taxation regime in Alaska has been stable for many years. There is discussion of taxation issues in the legislature but no changes have been proposed that would significantly alter the current state mining taxation structure. Although management has no reason to believe that new mining taxation laws which could adversely impact the Company’s Chandalar property will materialize, such event could and may happen in the future.

Opinion of Independent Public Accountant

The Company's financial statements for the years ended December 31, 2004 and 2003, were audited by the Company's independent certified public accountants, whose reports include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has suffered recurring net operating losses that raise substantial doubt about the Company’s ability to continue as a going concern (See note 1 to the "Financial Statements", page 29).

ITEM 2.  DESCRIPTION OF PROPERTIES

Chandalar Property

Location and Access

The Chandalar Mining District lies north of the Arctic Circle at a latitude of about 67°30'.  The district is about 190 air miles north of Fairbanks and 48 air miles east-northeast of Coldfoot, an important service center on the Dalton Highway.  The Dalton Highway, which parallels the Trans Alaska Pipeline, is a major highway link to the Prudhoe Bay oil fields on Alaska’s North Slope (Figure 1).

Access to Chandalar is either by aircraft from Fairbanks, or overland during the winter season via a 55-mile-long trail from Coldfoot to Chandalar Lake and then by unimproved road to Tobin Creek on the Company’s property.  Multi-engine cargo aircraft can land at the state maintained 4,700 foot airfield at Chandalar Lake or at the Company’s Squaw Lake airstrip.

The Chandalar district is situated in the foothill terrain on the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks. The region has undergone glaciation due to multiple ice advances originating from the north and while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation.  The district is characterized by deeply incised creek valleys that are actively down-cutting the terrain.  The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion.  Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms. Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys.  The higher elevations are characterized by artic tundra.

Snow melt generally occurs toward the end of May followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60-80° Fahrenheit.  Freezing temperatures return in late August and freeze-up typically occurs by early October.  Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods.  Annual precipitation is 15-20 inches, coming mostly in late summer as rain and as snow during the first half of the winter. Winter snow accumulations are modest. The area is essentially an arctic desert.

Mining Claims

At Chandalar, the Company currently owns in fee twenty-one 20-acre patented federal lode claims, one 15-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, the Company holds twenty-six 40-acre unpatented State of Alaska claims lying largely within sixty-three 160 acre unpatented state claims.  The mining claims were located to cover most known gold bearing zones within an area approximately five miles by five miles.  The total land position amounts to 9,830 acres (15.4 square miles) consisting of 426.5 acres of patented claims and 9,353.5 acres of unpatented claims.  The claims are contiguous and form a single block that comprises the Company's only mining property at this time (Figure 2).

Holders of State of Alaska unpatented mining claims are required to complete a minimum amount of annual labor on each claim and to additionally pay an annual rental on them. In the case of a claim block or group where the claims are adjacent, the total amount of required annual labor is determined by multiplying the number of claims by the amount required for an individual claim, and the excess value of labor expended on any one or more of the claims can be applied to the labor requirements on the other claims within the block or grouping. The amount of required annual labor work varies with the size and type of mining claim and the amount of annual rental payable varies with the size, type and age of the claim. Labor expenses in excess of the annual requirement can be carried forward as a credit for up to four years. However in the case of the Company’s Chandalar property, any excess value credit must be carried forward separately for each type of state claim. Also, the holder of a state mining claim may make a cash payment to the state equal to the value of labor required in lieu of doing the assessment work.

The annual labor requirement for the Company’s Chandalar holdings is $100 per 40-acre claim and $400 per 160-acre claim. The combined annual labor requirement for the Company’s claims is $27,800. In the 2003/2004 assessment year, which ended on August 31, 2004, the Company spent $46,970 on work that qualifies for annual labor requirements. The company currently carries a combined excess value credit for the two types of claims of $54,595, with $14,400 expiring on September 1, 2005, $18,425 expiring on September 1, 2006, and $5,073 expiring on September 1, 2008.  Subsequent to September 1, 2004, the Company expended an additional $32,062 on the property to the benefit of the 2004/2005 annual assessment work requirement, thereby, when recorded prior to September 1, 2005, fulfilling the Company’s annual labor requirements on its Chandalar mining claims through August 31, 2006.

The annual rental fee for the Company’s unpatented state mining claims is $130 for the 40-acre claims and $100 for the 160-acre claims. The total annual rental obligation for the Chandalar property is currently $9,680, and the rental fees are fully paid through November 30, 2005.

The total current annual combined holding fees for the Company’s Chandalar property is $37,480. The Company’s private property (patented mining claims) does not lie within any borough and is not subject to any property tax levies.

The former management of the Company holds a mineral production royalty reservation on portions of the Chandalar property. It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production.  All of the patented federal mining claims are subject to this royalty as are 19 of the 89 unpatented state mining claims. The royalty is applicable to about 1,185 acres of the 9,830 acre property.  The Company has an option agreement to purchase the royalty for a one time cash payment of $250,000.  The option terminates on June 23, 2013, if not exercised on or before that date.

Geology and Previous Exploration and Development

Lode gold occurs at Chandalar as high-grade, low-sulfidation quartz veins within large northwest trending shear zones in Paleozoic schists.  To date more than 30 gold-bearing quartz veins or swarms of gold-bearing quartz veins have been identified on the property (Figure 3 with Table).  The quartz veins are classified as being mesothermal of metamorphic orogenic origin.  Mesothermal vein systems commonly have great vertical range, and at Chandalar the vertical extent of the gold mineralization is known to be in excess of 1,500 feet.  The gold-bearing quartz veins are typically one to six feet thick, with exceptional thicknesses of up to twelve feet in parts of the Mikado mine.  Portions of some of the veins where they display a ribbon appearance are very rich and locally contain “bonanza” grades of gold (i.e. grades greater than 1.0 oz Au per ton).   Some of the veins are known to be more than a thousand feet long, and occur intermittently along laterally extensive shear zones; the Mikado shear for example, has been identified over a strike length of six miles. A thick blanket of frozen soil, rock scree and talus and landslides covers an estimated 80% to 90% of the property, largely concealing the gold-quartz veins making exploration and discovery challenging.

The Company’s patented lode mining claims contain the most important gold-bearing structures in the district, as far as is now known.  Although high-grade gold showings in the Chandalar district have long been recognized in published literature, exploration and development work necessary to establish the extent of mineralization has never been accomplished.  The principal evaluation work done in the past on the lode deposits was done on the Mikado, Summit, Little Squaw, and Eneveloe-Bonanza Mines by lessees in the late 1970’s early 1980’s.  Each of these mines has been minimally developed by several hundred feet of underground workings aggregating almost 2,000 feet in all.  Limited surface work in the past within the district established the existence of gold-bearing zones on other prospects similar to the veins found at these mines.  Sufficient development work has never been accomplished on any of the veins and gold-bearing zones to define significant gold reserves.

Drilling of the veins by previous operators is either extremely limited or, in most cases, non-existent.  A low-grade gold aureole commonly occurs around the high-grade gold-quartz veins where chloritically altered rocks contain stockworks of quartz veinlets.  These aureoles, which extend outwards as much as 100 feet, have never been tested for low-grade bulk tonnage mining potential.  The Company has identified numerous targets that may host high-grade gold-quartz vein deposits or bulk tonnage deposits, and substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

2004 Field Program

During the 2004 summer field season the Company conducted a two phase reconnaissance surface and underground sampling program on the property. A deep soil sampling technique developed by the Company was employed to identify gold anomalies that may reflect hidden gold-quartz veins.  The highlight of the first phase was the re-discovery of the historic Pioneer prospect.  The Pioneer quartz vein is partially exposed in some old trenches and prospect pits. The Pioneer prospect, which is associated with a major shear zone at least three miles long, contains very high-grade gold values of unknown extent.  A channel sample across the vein assayed 2.30 ounces of gold per ton over a width of 2.5 feet.  A second sample of gathered quartz vein float taken 15 feet farther along the vein strike assayed 2.16 ounces of gold per ton.

During the second phase of the 2004 program two previously unknown prospects containing six gold-quartz veins were discovered. The Table to Figure 3 contains some summary gold assay information for each of the mines, veins and prospects of the Company’s Chandalar property, and it shows the best assay results of samples taken on them in 2004. As exploration progresses, the Company expects to find additional gold-quartz veins and mineralized structures under the extensive soil and landslide debris covering the property.

The 2004 summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. The study was done by BlueMap Geomatics Ltd. located in Vancouver, British Columbia. The gold bearing quartz veins on the property occur within large shear zones or faults that form lineaments, and major structural intersections may be a controlling factor in the emplacement of the gold mineralization. BlueMap Geomatics identified numerous pronounced linears that they interpreted to represent deep-seated faults. This work will be useful in defining sites for follow up exploration.

A basic description of the principal mines and prospects examined during the 2004 summer field season follows:

•

Little Squaw Vein: This gold-quartz vein is partially explored by trenches and two short tunnels decades old. Previous operators defined an existing shoot of mineralized material containing approximately 2,000 tons at a grade of 1.55 oz Au/t. A grab sample from a quartz vein exposed in one of the trenches assayed 5.24 oz Au/t. Channel sampling in a tunnel below that trench yielded 19.98 oz Au/t over 3.54 feet of true width. This sample run includes a 0.84 foot interval of “ribbon quartz” that assays 89.12 oz Au/t with 15.85 oz Au/t. Another channel sample of this ribbon quartz taken ten feet farther along its in the tunnel assayed 5.16 oz Au/t over 0.85 feet. The ribbon quartz derives its appearance from lenticular seams of dark colored iron sulfides and mica minerals within white quartz. The Company has concluded that the previously defined shoot of mineralized material is open to expansion by drilling, and previous operators may have underestimated the gold grade of the shoot.

•

Crystal Prospect:  In 1909 four tons of ore were extracted from an 8-foot-deep shaft driven into an 8-foot-wide quartz vein that was processed in a crude mill.  The four tons assayed 47.08 oz Au/t.  The location of the Crystal Prospect was uncertain until the Company re-discovered it this year.  The old shaft and associated trenches are completely sloughed in, but a set of veins can be traced over a strike length of at least 400 feet.  Thick soil cover hampered efforts to find the limits of the veins.  The main quartz vein is at least 5-to-6 feet thick, and has a 0.67-foot-thick footwall of ribbon quartz that assayed 3.64 oz Au/t.  The Crystal vein appears to be very similar to the Little Squaw vein located along strike projection 1.5 miles away, but a correlation cannot be established because the intervening area is entirely covered.  Extensive dozer trenching and soil sampling is planned to define the lateral extensions of these veins.

Squaw Lake
Little Squaw Lake
Squaw Lake Airstrip
Spring Creek Millsite
LITTLE SQUAW PLACER MINE & DEPOSIT
McNett Fork Creek
Squaw Creek
CHANDALAR EXPLORATION CAMP
LITTLE SQUAW MINE
Big Squaw
Little
ENEVELOE MINE
Crystal Peak
Little Squaw Peak
T. 32 N.
T. 31 N.
Woodchuck Cr
McLellan Creek
TOBIN CREEK PLACER MINE
SUMMIT MINE
Mill
Creek
Little
St. Mary's Pass
McLellan Pass
McLellan Peak
Tobin
Tobin Airstrip (washed out)
MIKADO MINE
Big Creek Airstrip
21 ?
BIG CREEK PLACER MINE
R. 4 W.
R. 3 W.
R. 3 W.
R. 2 W.
Creek
McLellan
0
2000
4000
6000
8000
10000
FEET
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
22
23
24
25
26
27
28

LITTLE SQUAW GOLD MINING COMPANY

LODE PROSPECTS

1 CRYSTAL	15 STAR NO. 3
2 BIG SQUAW	16 SHAMROCK
3 PIONEER	17 WILDCAT
4 PALLASGREN	18 JACKPOT
5 GRUBSTAKE	19 WOODCHUCK
6 GRUBSTAKE EAST	20 LITTLE KISKA
7 PROSPECTOR EAST	21 PEDRO
8 INDICATE - TONAPAH	22 GRUBSTAKE WEST
9 CHANDALAR	23 BIG CREEK BOWL
10 JUPITER	24 MERCURY
11 BONANZA	25 ROCK GLACIER
12 DRUMLUMMON	26 BIG TOBIN
13 ST. MARY'S	27 URANUS
14 STAR GROUP	28 McLELLAN

MINES

LODE PROSPECTS

PLACER PROSPECTS

LODE PROSPECT, TRENCHES & PITS

ALL WEATHER MINE ROAD

WINTER TRAIL

2/23/05

FIGURE 3. Mines and prospects of the Chandalar Mining District

MINES AND PROSPECT OF THE COMPANY’S HOLDINGS IN THE CHANDALAR MINING DISTRICT

Map No.	Prospect	Best sample in 2004 oz Au/ton[1]

Comments

Au = Gold; Ag = Silver

(Detailed prospect descriptions can be found in the Chandalar Mining district Summary of Field Investigations 2004 Phase I & II posted under Technical Reports on the Company’s website:  www.littlesquawgold.com)

	Crystal	3.70	4 to 6 veins present, 1908 assays of unknown origin reported 0.5 to 43.18 oz Au/ton, composite veins with gold-bearing ribbon zones
2	Big Squaw	0.01	channel sample across 12-foot vein with trace gold, unverified assays of nil to 0.43 oz Au/ton in old reports
3	Pioneer	2.16	mineralization hosted in shear zone, early assays of unknown origin were 2.89 & 7.54 oz Au/ton, vein traced 1,500 feet in 2004 soil samples; there are also two parallel veins but no assays reported
4	Pallasgren	trace	random chip sample of 30-foot wide quartz outcrop, old workings present, several veins are present
5	Grubstake	no sample	1981 samples from 1.6 foot vein assayed 0.1 to 0.32 oz Au/ton
6	Grubstake East	0.17	caved adit explored quartz vein with composite mineralized vein found only in mine dump
7	Prospector East	0.10	3-foot quartz vein exposed for about 400 feet, assays trace to 18 oz Ag/ton in galena
8	Indicate-Tonapah	trace	several quartz veins present, numerous workings, old unverified assays range nil to 0.32 oz Au/ton and select 1981 dump samples assayed 1.7 & 6.0 oz Au/ton, only one site sampled in 2004
9	Chandalar	1.10

vein parallel to Eneveloe vein; in 1946 a 2-foot channel sample from a 6-foot vein assayed 2.26; in 2004 a 1.5-foot channel of a 5-foot vein assayed 1.1 oz Au/ton; old unverified assays range up to 49.96 oz Au/ton

10	Jupiter	0.11	a 10-foot vein is exposed in road cut with disseminated sulfide minerals, 1981 channel samples contain nil to 1.66 oz Au/ton with unweighted average of 0.08 oz Au/ton, a second vein reported in 1981
11	Bonanza	0.12	9-foot zone of quartz, rock chips and clay assayed 0.05 to 0.12 oz Au/ton, also old report of ”high-grade gold”
12	Drumlummon	no sample	old vague reports of several veins and gold-bearing quartz, apparently no further work since early 20th century
13	St. Mary’s	no sample	10-foot thick vein and fault, no modern assays available, however, there is a 1924 report of 0.24 oz Au/ton from an 11-foot vein
14	Star Group	no sample	several veins, old unverified assays of 0.04 to 1.34 oz Au/ton and 1981 trenching reported trace to 0.74 oz Au/ton, vein can be traced for 4,000 feet
15	Star No. 3	no sample	trenching in 1981 reported 0.24 oz Au/ton across a 3.5-foot vein
16	Shamrock	0.37	composite vein assayed 0.17 to 0.37 oz Au/ton in 2004
17	Wildcat	no sample	poorly exposed vein at least 6 feet thick, no mineralization observed in outcrop
18	Jackpot	1.97	a tunnel exposes a 1.5-foot vein, old assays report 0.08 to 0.33 oz Au/ton

19	Woodchuck	no sample	a 3- to 6-foot vein exposed in shaft, 1981 channel samples assay 0.08 & 0.33 oz Au/ton
20	Little Kiska	no sample	old unverified report of a gold-antimony prospect
21	Pedro	no sample	old report of gold prospect, quartz vein can be seen on high slope, but not yet investigated, no old assays reported
22	Grubstake West	no sample	unverified report of old prospect
23	Big Creek Bowl	0.01	numerous boulders of sulfide-quartz vein traced for 800 feet indicate several veins, assays of trace to 0.01 oz Au/ton
24	Mercury	0.01	a 2-foot vein found on the high ridge west of Big Squaw Creek, possible west extension of the Eneveloe veins
25	Rock Glacier	0.21	large area of vein and associated rock occurs on a rock glacier that gouges the valley bottom of Little Squaw Creek where a number of quartz veins and shear zones intersect valley bedrock
26	Big Tobin	0.01	soil sampling defines a gold-arsenic anomaly & quartz vein
27	Uranus	1.45	very old unreported prospect pits expose two veins, site was relocated in 2004, a single sample assayed 1.45 oz Au/ton
28	McLellan	1.20	very old unreported prospect pits, 4 to 6 veins present, nil to 1.2 oz Au/ton in 2004 reconnaissance sampling
	Little Squaw Mine	89.12	a high-grade shoot of gold-quartz veining, about 380 tons of development material were produced at a grade of 1.65 oz Au/ton; high-grade drill intercepts
	Mikado Mine	1.57	gold occurs within fractured rock and quartz lenses of a shear zone, past production totaled 10,418 tons at a grade of 0.99 oz Au/ton
	Summit Mine	0.52

at least two gold-quartz veins are present, 142 tons of development material were produced at a grade of 4.82 oz Au/ton; overall, a total of 1,401 tons at 1.29 oz Au/ton were produced, drill holes cut more veins

	Eneveloe Mine	0.10	at least two gold-quartz veins are present, a zone of 1 oz Au/ton or greater was encountered on both levels, but there is no record of production
	Little Squaw Placer Mine	no sample	reported production from drift mining on Mello Bench is 29,237 oz gold at a grade of 0.96 oz Au/cubic yard, 10.6 oz gold nuggets recovered, significant unmined gold-bearing gravel remains

Values shown in this column include only samples collected by LSGMC in 2004 as channel samples or representative chip samples.   Assays performed by ALS Chemex

•

McLellan Prospect: This area contains a swarm of 5 previously unreported quartz veins that are poorly exposed, but can be traced for a distance of at least 1,000 feet along strike.  Ribbon quartz has so far been found associated with two of the veins. The ribbon quartz characteristically weathers recessively because of the effect of decomposing sulfide minerals, and it is typically not exposed without trenching.  Fragments of this material gathered from the surface assayed 1.10 oz Au/t.  The McLellan Prospect is located about 1,500 feet from the Crystal Prospect, and it may be a faulted offset of the Crystal vein.  Follow-up soil sampling and trenching is planned at the McLellan Prospect.

•

Pioneer Prospect:  One of the highlights of the first phase of the 2004 summer program was the re-discovery of the Pioneer prospect.  The Pioneer quartz vein, which saw limited development in the early 1900’s, is partially exposed in old trenches and prospect pits.  The Pioneer prospect contains very high-grade gold values of undetermined extent, but it is associated with a major shear zone that is at least three miles long.  A channel sample across the vein assayed 2.30 oz Au/t over a width of 2.5 feet, and another channel sample of a 3-foot-wide quartz vein taken 35 feet along strike from the first channel sample assayed 0.82 oz Au/t.  Anomalous soil samples in this area range between 120 and 610 parts per billion (“ppb”) and are interpreted to define a buried vein extending outward from both ends of the trench, suggesting a possible vein strike length in excess of 1,500 feet with at least 150 feet of vertical relief exposed.  Additional soil sampling and dozer trenching are planned to further define drilling targets at the Pioneer prospect.

•

Prospector East Prospect: Mineralization detected at this prospect is unusual for the Chandalar district because the prospect is characterized by high silver values relative to gold.  It is located on north side of the property in low hills where few other veins have been found, probably because of thick soil cover.  Two grab samples collected from the dump of an old caved tunnel assayed 23.8 oz Ag/t, 0.08 oz Au/t and 11.7 % Pb, and the other sample assayed 5.5 oz Ag/t, 0.09 oz Au/t and 2.2% Pb.  The vein appears to be about 3 feet thick and is exposed in some old prospect pits over a strike length of 400 feet.  Highly anomalous values in bismuth, silver and lead, along with the absence of zinc give this prospect a very distinct geochemical signature, which may be indicative of district scale metal zoning.  Trenching and soil sampling are planned.

•

Rock Glacier Prospect: A jumbled mass of ice bound soil, cobbles and boulders exceeding a million tons contains abundant rubble of vein quartz that is highly anomalous in gold.  Some of the quartz rubble ran up to 6.5 parts per million (“ppm”) gold, and the soil binding the slide material and stream sediments draining it contain up to one ppm gold.  The rock glacier originates in a large meadow about a thousand feet up a mountainside.  Soil samples taken in this source area show strong gold anomalies indicating a swarm of six or more buried veins. Geochemical assays of the soil run between 180 and 450 ppb gold.  An extensive soil sampling program is planned in this area, and geophysical techniques, such as ground magnetics and induced potential, may be useful to trace the veins below the thick cover.

•

Uranus Prospect: A series of previously unreported and closely spaced gold-quartz veins was found high on a ridge opposite the Rock Glacier Prospect.  Random chips of decomposed mineralized quartz are strewn in discrete streaks over the ground. An aggregate sample of this material assayed 1.47 oz Au/t.  The mineralized zone is of unknown width as there is no exposed bedrock, making this prospect especially intriguing for further exploration.

•

Big Tobin Prospect: Soil sampling has revealed an important set of mineralized shears in the Big Tobin area.  They are important because they strike northeast in contrast to all other known mineralized structures, and they trend directly toward the Mikado gold deposit about 1,000 feet away.  The projected structural intersection is a target that will merits additional follow-up work.

•

Mikado Mine: This mine has produced about 10,000 tons at an average grade of one ounce of gold per ton. Engineering records show that significant un-mined mineralized material remains in the portion of the mine that was previously developed but that is now caved in.  The previously mined vein carried extraordinary grades in some places.  Two rock samples picked from the mine dump in 2004 assayed 23.28 oz Au/t with 5.24 oz Ag/t and 1.57 oz Au/t with 0.83 oz Ag/t.  The Company’s consulting geologists have concluded that at least two shoots of strongly mineralized material are open to extension at depth, and the Company intends to test these possible extensions by drilling.

The Company’s mining claims cover all or major portions of three major drainages and lesser parts of a fourth drainage that radiate from the areas in which the gold-bearing quartz veins and associated shear zones are located. They include most of the areas where placer mining operations occurred in the past, as well as substantial portions of these drainages that have never been mined.  The placer gold deposits in the Chandalar district are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  Approximately 76,000 ounces of gold have been produced from four deposits at Chandalar, with recovery of some nuggets up to 10.6 ounces.  The placer gold deposits were exploited by both open-cut and underground drift mining methods limited to frozen, unconsolidated gravels.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw and Big Squaw Creeks have potential for the discovery of significant quantities of placer gold deposits.  Substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

Progress was made during 2004 in defining geological features helpful in planning future drilling campaigns.  The discovery of hydrothermal alteration haloes that envelop locations of strong gold mineralization within the major shear zones may be significant.  The Company is methodically building a considerable suite of substantive drilling targets on the Chandalar property.  The drill targets include both high-grade underground deposits and targets for lower-grade deposits amenable to surface bulk methods, as well as for significant placer gold deposits. The Company does not currently have the funds to undertake such drilling programs, and there is no assurance any efforts by the Company to raise those funds will be successful.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common stock of the Company is traded on the NASDAQ Over The Counter Bulletin Board under the symbol “LITS”.  The following table shows the high and low bid information for the Common stock for each quarter since January 1, 2003.  The quote date was obtained through America Online from data provided by Standard & Poors. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2003

First Quarter

.13

.06

Second Quarter

.15

.08

Third Quarter

.90

.12

Fourth Quarter

.75

.45

2004

First Quarter

.75

.51

Second Quarter

.72

.37

Third Quarter

.47

.28

Fourth Quarter

.55

.35

Holders

As of February 1, 2005 there were 3,366 shareholders of record of the Company’s common stock and approximately 858 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The Company has not paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Equity Compensation Plans

During the fourth quarter of 2004, the Company issued 50,000 shares of the Company’s common stock to each of its six independent members of the Board of Directors.

Securities authorized for issuance under equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by shareholders	320,000	$ 0.23	580,000
Equity compensation plan not approved by shareholders	0	0	0

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

During 2004, the Company focused on advancing exploration of the Chandalar property.  Pacific Rim Geological Consulting Inc. of Fairbanks, Alaska completed a comprehensive independent technical report on the Chandalar property.  Pacific Rim reviewed all of Little Squaw’s extensive data on the Chandalar property that the Company has built up over the years, which includes data from various operators dating back to the early 1900’s. They concluded the gold mineralization is of the mesothermal type, and the property has multi-million ounce gold discovery potential.   Pacific Rim recommended additional exploration, some of which was completed in two phases during the 2004 summer field season by an independent certified professional geologist under contract to the Company.

The summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. BlueMap Geomatics identified numerous pronounced linears that it interpreted to represent deep-seated faults. This work will be useful in defining targets for future exploration.

The objective of the 2004 exploration field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets.  Several prospects of previously unevaluated or unknown gold mineralization were found, including six previously unknown gold-bearing quartz veins.  During the 2004 summer field program the Company conducted a reconnaissance surface and underground sampling program of numerous gold-bearing veins on the property.  It also conducted a soil geochemical sampling program using a deep sampling technique it has developed to identify gold anomalies that may reflect hidden gold-quartz veins.  Two previously unknown prospects containing six gold-quartz veins were discovered as a result of the field work, bringing the total number of known gold-bearing quartz veins and vein swarms on the property to more than 30.  The Company expects to find more mineralized structures as exploration progresses because more than 80% of the property is covered by soil and landslide debris.

Results of the summer field exploration program were reported in the Company’s press release dated November 15, 2004, which was filed with the SEC as an attachment to a Form 8-K report dated November 18, 2004.  In addition, Pacific Rim’s Independent Technical Report dated May 1, 2004 and James C. Barker’s December 20, 2004 report on the 2004 exploration program are both available on the Company’s Web site at www.littlesquawgold.com.

Mr. Barker recommends additional exploration, which would include infrastructure repairs, geological field mapping, 600 rock and 4,000 soil samples, ground-based and aerial geophysical surveys, aerial topographic surveys, and 5,000 feet of reverse air circulation drilling.  He estimates the cost of the proposed exploration program to be about $1.5 million.  The next phase of exploration will focus on the high-grade gold-quartz vein targets that have been identified to date and their associated low-grade aureoles.  Sizeable placer deposits are known to occur on the property, but further exploration and evaluation of the placer deposits will be deferred to the future.

Plans

During the twelve month period ending December 31, 2005 the Company intends to complete the seasonal exploration program on the Chandalar property that was recommended by the Company’s geologic consultant, focusing on drilling and further exploring the high-grade gold-quartz vein targets that have been identified to date and their associated low-grade aureoles.  Exploration of the potentially significant placer deposits at Chandalar will be a secondary priority.  The Company does not have sufficient cash to conduct this plan at this time.  The Company intends to raise and use equity capital for this exploration. The Company is also in discussions with major mining companies regarding a possible joint venture on the Chandalar property.  However, there can be no assurance that the Company will be successful in its plans to raise capital, enter into a joint venture on the Chandalar property, acquire additional exploration properties, or complete the 2005 field exploration program on the Chandalar property.

Private Placement Offering

On March 1, 2005 the Company entered into a Placement Agent Agreement, (“the Agreement”) with a broker-dealer to act as a placement agent for the Company, with respect to the sale of 9,166,666 units of the Company’s securities. The Company intends to offer to prospective investors an aggregate of two million seven hundred fifty thousand dollars (U.S. $2,750,000) of its shares of common stock and warrants as a unit at U.S. $0.30 per unit.  The units will consist of one share of common stock of the Company and one warrant entitling the holder of the common stock to acquire one additional share of common stock of the Company at U.S. $0.45 per share for the period of one year from the date of issue of the common shares to the holder.  The exercise price for the warrants will increase to U.S. $0.55 for the period of the second year from the date of issue and further increase to U.S. $0.75 for the period of the third year from the date of issue.  The Company reserves the right to use the closing date for the offering or date of last sale as the “issue date” for the exercise periods for the warrants. The private placement will be offered on a best efforts basis  for cash only, and the Company ultimately may not be successful in selling its securities. The securities that may be sold are subject to registration rights to the purchasing investors with liquidated damage penalties accruing to the Company in the event it is unable to effect a registration statement within a certain time period. Funds received from the private placement will be used to develop the Company’s Alaska gold property and to establish a capital reserve.

The Company will receive net proceeds of $2,598,750 upon sale of all units being offered. The Company will use approximately $1.4 million to complete the seasonal exploration program above. The balance of the net proceeds will be used for additional offering costs, payment of current accounts payable, customary office and administrative expenses and establishment of a capital reserve. This reserve might be used in the next 12 months to acquire and explore additional gold properties.

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page
Report of Independent Registered Public Accounting Firm	19
Balance Sheets, December 31, 2004 and 2003	20
Statements of Operations for the years ended December 31, 2004 and 2003 and from the date of inception on March 26, 1959 through December 31, 2004	21
Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception on March 26, 1959 through December 31, 2004	22-27
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and from the Date of inception on March 26, 1959 through December 31, 2004	28
Notes to Financial Statement	29

DeCoria, Maichel & Teague A PROFESSIONAL SERVICES FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Little Squaw Gold Mining Company

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from the date of inception on March 26, 1959 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and from the date of inception on March 26, 1959 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

March 2, 2005

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

December 31, 2004 and 2003

2004

2003

ASSETS

Current assets:

Cash

$      32,855

$

98,834

Prepaid expenses

           6,198

             6,252

Total current assets

39,053

105,086

Plant, equipment, and mining claims:

Other equipment, net of depreciation

4,441

Mining and mineral properties

321,041

318,597

Other assets

             3,025

Total assets

$

       367,560

$

       423,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$         5,020

$         22,360

Accounts payable – related parties

          32,772

Total current liabilities

37,792

22,360

Long-term liabilities:

Accrued remediation costs

50,000

36,000

Convertible accrued compensation - Walters LITS

82,437

Convertible success award - Walters LITS

           88,750

Total long-term liabilities

50,000

207,187

Total liabilities

           87,792

         229,547

Stockholders' equity

Preferred stock; no par value, 10,000,000

shares authorized;  no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000 and 12,000,000

shares authorized, respectively; 15,364,117 and 11,998,636

issued and outstanding, respectively

1,536,411

1,199,863

Additional paid-in capital

752,458

454,880

Deficit accumulated during the development stage

     (2,009,101)

     (1,455,923)

279,768

198,820

Less treasury stock, 0 and 117,103 shares,

at cost, respectively

            (4,684)

Total stockholders’ equity

         279,768

         194,136

Total liabilities and stockholders' equity

$

       367,560

$

       423,683

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

December 31,

Through

2004

2003

December 31, 2004

Revenue:

Royalties, net

$

398,752

Lease and rental

99,330

Gold sales and other

$

$

              5,799

              31,441

                5,799

            529,523

Expenses:

Other costs of operations

$

4,904

$

8,030

Management fees and salaries

$

70,525

10,575

952,057

Directors' fees – cash

17,200

82,975

Directors' fees – share based

143,200

143,200

Professional services

236,082

164,418

678,577

Other general and administrative expense

53,824

11,329

214,218

Mineral property maintenance

8,097

4,820

12,917

Office supplies and other expense

10,344

15,388

238,549

Depreciation

493

5,248

Reclamation and miscellaneous

14,000

16,000

115,102

Loss on partnership venture

53,402

Equipment repairs

              25,170

            553,765

            227,434

         2,529,445

Other (income) expense:

Interest expense

315

36,301

Interest income

                  (587)

                  (178)

             (27,122)

Total other (income) expense

                  (587)

                   137

                9,179

Net loss

$

           553,178

$

          221,772

$

       2,009,101

Net loss per common share – basic

$                 0.04

$                0.02

$               0.32

Weighted average common

  shares outstanding-basic

        14,811,488

        9,898,792

        6,233,587

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2004

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

Accounting fees

2,030

203

406

Net loss

(5,577)

(1,416)

1968

Issuance of shares

X

64,856

6,486

12,971

Issuance of shares

Salaries

Price per share issued for

19,980

1,998

3,996

Issuance of shares

Directors’ fees

cash during period

30,000

3,000

6,000

Net loss

(7,322)

27,129

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2004

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

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2004

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

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2004

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

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2004

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

Balances, December 31, 2003

11,998,636

1,199,863

454,880

(1,455,923)

(4,684)

194,136

2004

Issuance of shares and warrants

Conversion of related

party debts

Fair value of shares issued

824,370

82,437

82,437

Issuance of shares and warrants

Success award

Fair value of shares issued

887,500

88,750

88,750

Issuance of shares through warrant

  exercise ($0.20)

X

1,090,000

109,000

109,000

218,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2004

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Development

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

     Stage

Stock

Total

Issuance of shares through warrant

  exercise of ($0.40)                 X

173,611

17,361

52,952

70,313

Issuance of treasury shares (67,103)

Officer promotion

Fair value of shares issued

2,026

4,684

6,710

Issuance of stock options

Directors compensation

Intrinsic method

59,200

59,200

Issuance of shares

Directors compensation

Fair value of shares issued

300,000

30,000

54,000

84,000

Issuance of shares

Professional services

Fair value of shares issued

90,000

9,000

20,400

29,400

Net loss

      (553,178)

     (553,178)

Balance, December 31, 2004

 15,364,117

$

   1,536,411

$

      752,458

$

  (2,009,101)

$

                0

$

     279,768

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2004

2003

2004

Cash flows from operating activities:

Net loss

Net loss

$

(553,178)

$

(221,772)

$

(2,009,101)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

493

5,741

Common stock, warrants, and options

issued for salaries and fees

179,310

22,500

386,594

Change in:

Prepaid expenses

54

(6,252)

(6,198)

Accounts receivable, related party

421

Gold inventory

(3,025)

4,904

(3,025)

Accounts payable, other

(17,341)

22,360

5,019

Accounts payable, related party

32,772

52,772

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Convertible success award, Walters LITS

88,750

88,750

Accrued remediation costs

              14,000

              16,000

              50,000

Net cash used - operating activities

           (346,915)

             (73,089)

        (1,154,675)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional, exploratory, and development

costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional, exploratory, and

development costs

               (7,377)

             (19,597)

           (370,342)

Net cash - investing activities

               (7,377)

             (19,597)

             316,600

Cash flows from financing activities:

Issuance of common stock, net of offering costs

288,313

190,310

879,104

Acquisitions of treasury stock

               (8,174)

Net cash - financing activities

            288,313

            190,310

            870,930

Net increase in cash

(65,979)

97,624

32,855

Cash, beginning of year

              98,834

                1,210

                       0

Cash, end of year

$

            32,855

$

            98,834

$

            32,855

Supplemental disclosures of cash flow information:

Non-cash investing activities:

Mining claims purchased - common stock

$           35,000

 $             35,000

Non-cash financing activities:

Related party liability

converted to common stock

$           88,750

$          212,336

  $          301,086

Cash paid for interest

$                  15

$                 315

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, cost is determined by cash paid or shares of the Company’s common stock issued.  The mine, mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.  All such assets are fully depreciated.  A small amount of office equipment is located at Company offices in Spokane, Washington.  Depreciation is expensed monthly on the equipment.

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

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  At December 31, 2004 and 2003, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Reclassifications

Certain reclassifications have been made to conform to prior year’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders' equity as previously reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable approximated their fair values as of December 31, 2004 and 2003. Related party liabilities approximated their fair values based upon the terms of payment at December 31, 2004.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

Remediation liabilities on non operating properties are recognized according to the provisions of Statement of Position 96-1.

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No.  123, Accounting for Stock-Based Compensation ("Statement 123").  Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an option.  Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

As permitted by Statement 123, management currently accounts for share-based payments to employees using APB 25's intrinsic value method.  Management expects to adopt Statement 123(R) on January 1, 2006 using the modified prospective method and is unable to estimate stock-based compensation expense to be recorded in 2006.

Stock-based Compensation:  At December 31, 2004 and 2003, the Company had a stock plan for key employees and non-employee directors, which is more fully described in Note 5. The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and disclose pro forma information as provided by Statement 123, “Accounting for Stock Based Compensation.”

Pro forma net loss presented below was determined as if the Company had accounted  for their  employee  stock  options  under  the fair  value  method  of Statement  123.  The fair value of these options was estimated at the date of grant using an option pricing model.  Such models require the input of highly subjective assumptions including the expected volatility of the stock price which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges. The pro forma net loss presented below considers the stock-based employee compensation expense already recognized in accordance with APB 25.  The affect of Statement 123 stock option expense on basic loss per share is nil.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

December 31, 2004

Net loss as reported

$

553,178

Statement 123 stock option expense

            58,400

Pro forma net loss

$

        611,578

If the Company accounted for its employee stock options under Statement 123, compensation expense would have been $117,600 for the year ended December 31, 2004.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

       December 31,

       2004

Risk-free interest rate

3.50%

Expected stock price volatility

80.00%

Expected dividend yield

---

In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

3.

MINING AND MINERAL PROPERTIES

Mining Claims

In May 1972, the Company acquired certain patented and unpatented mining claims located in the Chandalar Gold Mining District of Alaska (“the Chandalar District"), from a corporation and various individuals.  Under the terms of the acquisition agreement, the Company issued 2,240,000 shares and transferred certain placer mining equipment in exchange for the claims.  Effective January 1, 1974, management assigned a value of $224,000 to the claims, based on the par value of the common stock issued as any other basis for assigning value was not determinable.  In April 1978, the Company acquired certain other patented and unpatented mining claims located in the Chandalar District from a partnership, a member of which was a former officer and director of the Company.  In exchange for the mining claims, the Company issued 400,000 shares of its previously unissued common stock. In connection with the purchase, the partnership retained a 2% Net Smelter Return (“NSR”) royalty on the claims.  Management assigned a value of $40,000 to the claims, based on the par value of the common stock issued, as any other basis for assigning values was not determinable. The aforementioned claims (“the Chandalar claims”) consist in the aggregate of twenty-one 20-acre patented lode claims, one 15-acre patented placer claim, one 5-acre patented mill site, and nineteen 40-acre unpatented state claims.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

3.

MINING AND MINERAL PROPERTIES, CONTINUED:

During 2003, in connection with a Debt and Stock Purchase Agreement, the Company purchased seven unpatented claims from Walters LITS, LLC, ("Walters LITS") a related party entity (See Note 4). The claims are located in the Chandalar District and were purchased in exchange for 350,000 shares of the Company’s restricted common stock and 175,000 stock purchase warrants exercisable at $0.20 per share. In addition to the Company's purchase of the claims it was also assigned an option to purchase the 2% NSR royalty on the claims upon a $250,000 payment to the royalty holder (See Note 4).  Management assigned a value of $35,000 to the claims based upon their estimate of the value of the claims and stock exchanged at the time of the sale. In 2003, there were fifty-five 160 acre unpatented Alaska State mining claims.  In addition, during 2004, the Company staked eight unpatented Alaska State mining claims of 160 acres each in the Chandalar District.  None of the claims staked in 2003 and 2004 are subject to the 2% NSR.

At December 31, 2004 and 2003, the Company’s mining properties were as follows:

2004

2003

Chandalar claims

$

264,000

$

264,000

2003 purchased claims

35,000

35,000

Unpatented state claims staked

        22,041

         19,597

Total

$

     321,041

$

     318,597

Buildings and Equipment

Located on the Company’s patented mining property in the Chandalar District are certain mining and milling buildings and other mining equipment that have long since been fully depreciated and have no value. Accordingly, the Company has removed their cost basis and the associated accumulated depreciation from its financial statements.

4.

CONVERSION OF RELATED PARTY DEBTS

Debt and Stock Purchase Agreement

On June 20, 2003, Eskil Anderson, the Company’s president, Ellamae Anderson, a director (and Eskil Anderson’s spouse), and Hollis H. Barnett, the Company’s secretary and a director, collectively entered into a Debt and Stock Purchase Agreement (“the Agreement”) with Walters LITS, a Washington limited liability company managed by Richard R. Walters, the Company’s current president and successor to Mr. Anderson. The Agreement provided for, among other things including Mr. and Mrs. Anderson’s and Mr. Barnett’s sale of their personal holdings in the Company’s common stock, the sale of certain obligations due Mr. and Mrs. Anderson and Mr. Barnett from the Company for prior management and legal services rendered. The Agreement also provided for the sale of 7 unpatented mining claims in the Chandalar District to Walters LITS, for $35,000, and granted the Company a option to purchase a 2% NSR royalty on any precious metals production from the Chandalar claims. The option extends for a period of 10 years and is exercisable upon a payment of $250,000 to Mr. Anderson on behalf of a partnership (See Note 3).

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

4.

CONVERSION OF RELATED PARTY DEBTS, CONTINUED:

Conversion of Related Party Debts to Common Stock

At a special meeting of the board of directors held June 24, 2003, Mr. and Mrs. Anderson, Mr. Barnett and two remaining directors resigned their respective management and board of director positions. Concurrent with their resignations, Mr. Walters was appointed as the Company’s president and director and two other directors were also appointed. On June 30, 2003, another special meeting of the board of directors took place and two additional directors were appointed. During the special meeting held June 30, 2003, the Company’s directors agreed to convert the related party liabilities purchased by Walters LITS consisting of $255,450 due Mr. and Mrs. Anderson for accumulated prior management services and $20,000 due Mr. Barnett for past legal services, into 2,754,500 shares of the Company’s unissued common stock and 1,377,250 warrants to purchase the Company’s common stock at $0.20 per share.  As a result during 2003, the Company issued 1,930,130 shares of common stock and warrants to purchase 965,065 shares of common stock for $0.20 per share to Walters LITS and extinguished $193,013 of related party debt plus related accrued payroll taxes of $19,323. At December 31, 2003 the remaining unconverted related party debt was $82,437.  This debt was converted in 2004 into 824,370 shares of restricted common stock and warrants to purchase 412,185 shares common stock at $0.20 per share.  All of those warrants expired on May 18, 2004 without being exercised under the mandatory exercise provision of the warrant agreement.

5.

STOCKHOLDERS’ EQUITY:

At December 31, 2003, the Company had one class of $0.10 par value common stock outstanding with 12,000,000 shares available for issue. At a special meeting of shareholders originally convened December 19, 2003, then adjourned to January 23, 2004, (due to the absence of a voting majority necessary to ratify certain proposals), the shareholders voted to increase the Company’s authorized shares of common stock to 200,000,000 and to create a class of preferred stock with 10,000,000 shares authorized for issue.

Common Stock Issued to Reimburse Related Parties

During 2003, 150,000 shares of the Company’s restricted common stock and 75,000 stock purchase warrants exercisable at $0.20 per share were issued to reimburse Richard R. Walters, the Company’s president, and another shareholder for $15,000 of legal fees incurred by them on the Company’s behalf.

Common Stock Issued as a Success Award

At the June 30, 2003 special board of directors meeting, the directors resolved to issue Walters LITS 887,500 shares of the Company’s restricted common stock and warrants to purchase 443,750 shares of common stock for $0.20 per share as consideration for its success in negotiating the Debt and Stock Purchase Agreement and the Royalty Purchase Option Agreement with the Company’s prior management. In connection with the issue, the Company recognized $88,750 of expense and an equal amount of corresponding liability in its 2003 financial statements based on management’s estimate of the value of the stock and warrants it agreed to issue.  In 2004, the shares and warrants were issued and the liability was extinguished.  All of the warrants related to this transaction expired on May 18, 2004 under the mandatory exercise provision of the warrant agreement without being exercised.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

Common Stock Issued to Officer

On March 4, 2004, the Company issued Becky Corigliano 67,103 shares of the Company’s restricted common stock from its treasury following her appointment as Chief Financial Officer. In connection with the issue, the Company recognized $6,710 of compensation expense in its 2004 financial statements based on management’s estimate of the value of the stock issued.

Common Stock Issued to Directors

On December 31, 2004, the Company issued each of its six independent directors 50,000 shares of the Company’s restricted common stock under the 2003 Share Incentive Plan.  As a result the Company recognized $150,000 share based expense for director’s fees estimated by the fair value of the shares issued.

Director	Options	Expense	Shares	Expense	Cash Paid	Cash Accrued
Charles G. Bigelow	50,000 5,000	$ 9,000 $ 1,300	50,000	$14,000	$ 1,000	$ 1,500
James K. Duff	50,000 5,000	$ 9,000 $ 1,300	50,000	$14,000	$ 1,600	$ 1,800
Kenneth S. Eickerman	50,000	$ 9,000	50,000	$14,000	$ 1,600	$ 1,800
James A. Fish	50,000 5,000	$ 9,000 $ 1,300	50,000	$14,000	$ 1,600	$ 2,400
Jackie E. Stephens	50,000 5,000	$ 9,000 $ 1,300	50,000	$14,000	$ 800	$ 1,300
William Orchow	50,000	$ 9,000	50,000	$14,000	$ 0	$ 1,800
Total	320,000	$59,200	300,000	$84,000	$ 6,600	$10,600

Common Stock and Options Issued to Consultants

On October 25, 2004, the Company issued 60,000 shares of the Company’s restricted common stock to Sussex Avenue Partners, LLC for consulting services relating to management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations.  The Company issued an additional 30,000 shares of restricted common stock to Sussex Avenue Partners, LLC on December 13, 2004.  The expense of $29,400 was recorded in connection with the issuance based on the estimate value of the shares issued.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

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

Stock Warrants

At December 31, 2004, the Company had two types of stock purchase warrants outstanding.

The first type were issued in connection with the Company’s private placement of its common stock, and are exercisable at $0.45 per share ("$0.45 warrants") and expire on September 19, 2005.  At December 31, 2003, there were 1,210,000 of the $0.45 warrants issued, 173,611 were exercised and 1,036,389 were outstanding at December 31, 2004.

The second type of warrants were issued in connection with the purchase of mining claims; conversion of related party debts; reimbursing related parties for expenses incurred by them on the Company's behalf; and in connection with a success award granted certain related parties (See Note 3 and 4). The warrants are exercisable at $0.20 per share ("$0.20 warrants").  The $0.20 warrants are exercisable on or before January 23, 2007, notwithstanding the mandatory exercise provision of the warrant agreement.  The mandatory exercise provision requires the holder of the warrants to exercise them within 15 days following any consecutive 21 trading day period during which the sales price of the Company's common stock (as quoted on the NASDAQ Over the Counter Bulletin Board) exceeds $0.25 per share.  As of December 31, 2003, 1,215,065 of the $0.20 warrants were issued, 1,090,000 were exercised and the remaining 125,065 have expired.

The following is a summary of warrants:

	Shares	Exercise Price	Expiration Date
December 31, 2003	–	–
Warrants granted	1,210,000	0.45	September 19, 2005
Warrants exercised	(173,611)	0.45	September 19, 2005

Outstanding and exercisable at December 31, 2004	1,036,389	0.45
Weighted average exercise of options granted during the year ended December 31, 2004			$ 0.45

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

	Shares	Exercise Price	Expiration Date
December 31, 2003	–	–
Warrants granted	1,215,065	0.20	Expired
Warrants exercised	(1,090,000)	0.20
Warrants forfeited	(125,065)	–
Outstanding and exercisable at December 31, 2004	–	–

2003 Share Incentive Plan:

At a special meeting of shareholders originally convened December 19, 2003, then adjourned until January 23, 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan (“the Plan”). The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock to participants of the Plan. The purpose of the Plan is to promote the success of the Company and enhance the value by linking the personal interests of the participants to those of the Company’s shareholders, by providing participants with an incentive for outstanding performance. Pursuant to the terms of the Plan, 1,200,000 shares of the Company’s authorized but unissued common stock were reserved for issue.  Options granted to participants under the Plan must be exercised no later than the tenth employment anniversary of the participant.   Eligible participants in the Plan include the Company’s employees, directors and consultants. During 2004, 620,000 shares of common stock and options to purchase common stock were issued under the Plan.

The following is a summary of options:

	Shares	Exercise Price	Expiration Date
December 31, 2004	–	–
Options granted	300,000	0.22	Ten year expiration
Options granted	20,000	0.29	Ten year expiration

Outstanding and exercisable at December 31, 2004	320,000
Weighted average exercise price of options granted during the year ended December 31, 2004			$ 0.23

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site contained elevated levels of mercury. In response to the notification, the Company engaged a professional mining engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 200 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site and determined that its accrual for remediation should be adjusted, based upon estimated general and administrative costs that would be included in the remediation effort and the affect of inflation on the 1994 cost estimate and increased the accrual to $36,000.  During 2004, management updated its estimate of undiscounted cash costs to remediate the site, and increased the accrual for remediation costs to $50,000 at December 31, 2004.  The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

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

7.

INCOME TAXES

At December 31, 2004 and 2003, the Company had deferred tax assets which were fully reserved by valuation allowances.  The deferred tax assets were calculated based on an expected future tax rate of 15%.  Following are the components of such assets and allowances at December 31, 2004 and 2003:

2004

2003

Deferred tax assets arising from:

Unrecovered promotional, exploratory, and

development costs

$

56,000

$

56,000

Net operating loss carryforwards

      121,000

         38,000

177,000

94,000

Less valuation allowance

     (177,000)

       (94,000)

Net deferred tax assets

$

                0

$

               0

At December 31, 2004 and 2003, the Company had federal tax-basis net operating loss carryforwards totaling approximately $803,000 and $250,000, respectively, which will expire in various amounts from 2004 through 2023.

The tax basis net operating loss carryforwards prior to 2004 have been reduced by the effects of the provisions of Internal Revenue Code section 382 regarding changes in ownership and the statutory expiration of certain prior years' net operating loss carry forwards.  Changes in the deferred tax asset valuation allowance for 2004 and 2003 relate only to corresponding changes in deferred tax assets for those years.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

8.

SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to year-end the Company issued three convertible promissory notes (“the Notes”) in order to finance the Company until it is able to raise additional capital.  Two of the Notes were to shareholders for $25,000 and $50,000, respectively, and one of the Notes was to a director for $25,000.  The Notes are dated January 21, 2005, and are payable on demand, or if no demand is made, on July 20, 2005.  The Notes accrue interest at 6% per annum and interest only payments are due on the unpaid balances on the quarterly anniversary dates with the first payment due on April 21, 2005.

The Company has the right to, at any time prior to the maturity date and without notice to convert the Notes into restricted shares of the Company’s common stock and warrants.  The conversion rate is $0.30 per share and includes one warrant per share initially at $0.45.  The exercise price of the warrants escalates to $0.55 and $0.75 in the second and third year from the date of issuance.

Placement Agent Agreement

On March 1, 2005 the Company entered into a Placement Agent Agreement, (“the Agreement”) with a broker-dealer to act as a placement agent for the Company, with respect to the sale of 9,166,666 units of the Company’s securities. The Company intends to offer to prospective investors an aggregate of two million seven hundred fifty thousand dollars (U.S. $2,750,000) of its shares of common stock and warrants as a unit at U.S. $0.30 per unit.  The units will consist of one share of common stock of the Company and one warrant entitling the holder of the common stock to acquire one additional share of common stock of the Company at U.S. $0.45 per share for the period of one year from the date of issue of the common shares to the holder.  The exercise price for the warrants will increase to U.S. $0.55 for the period of the second year from the date of issue and further increase to U.S. $0.75 for the period of the third year from the date of issue.  The Company reserves the right to use the closing date for the offering or date of last sale as the “issue date” for the exercise periods for the warrants. The private placement will be offered on a best efforts basis and the Company ultimately may not be successful in selling its securities. The securities that may be sold are subject to registration rights to the purchasing investors with liquidated damage penalties accruing to the Company in the event it is unable to effect a registration statement within a certain time period. Funds received from the private placement will be used to develop the Company’s Alaska gold property.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion.  There was no significant change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name

Age

Office with the Company

Appointed to Office

___________________________________________________________________________________

Richard R. Walters

60

President, Director

2003

Charles G. Bigelow

73

Director

2003

James K. Duff

59

Chairman, Director

2003

James A. Fish

74

Director

2003

Jackie E. Stephens

66

Director

2003

Kenneth S. Eickerman

47

Director

2004

William Orchow

59

Director

2004

Becky L. Corigliano

40

Treasurer, Secretary,

2003

Chief Financial Officer

Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003. He is an economic geologist, and holds a degree in geology from Washington State University (1967). From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a Toronto Stock Exchange listed company. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina.  In February of 2005 Marifil S.A. was merged into Marifil Mines Limited a public company traded on the Toronto Ventures Exchange.  Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited.

Ms. Corigliano was the Treasurer/Secretary and Acting Chief Financial Officer of Little Squaw Gold Mining Company since November 1, 2003 and was appointed Chief Financial Officer by the Board of Directors on March 4, 2004.  In addition, Ms. Corigliano is the Chief Financial Officer, Secretary and Treasurer for Western Goldfields, Inc. a production stage mining company listed on the NASDAQ OTC BB.  She also works part-time as Chief Financial Officer for Marifil Mines Limited, a mineral exploration company listed on the Toronto Ventures Stock Exchange. She worked for Apollo Gold Inc. (previously Pegasus Gold Corporation) from 1985 to 2003.  Her most recent position with Apollo Gold Inc. was Assistant Treasurer/Assistant Secretary. She earned a B.A. degree in accounting from Whitworth College in Spokane, Washington.

Mr. Bigelow has been a director since June 30, 2003.  He is an economic geologist with a degree in geology from Washington State University (1955).  Since 1972, he has served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska.  During the previous five years, he has also been a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange; Ventures Resource also is subject to the reporting requirements of the U.S. Securities and Exchange Commission.

Mr. Duff has been the Chairman of the Board of Directors since June 24, 2003.  He is a geologist with over 35 years of diverse international experience in the mining industry.  He is currently an independent consultant based in Coeur d’Alene, Idaho and also the President and CEO of American International Ventures, a U.S. gold exploration company that trades on the NASDAQ OTC BB.  He previously worked for Coeur d’Alene Mines for 12 years where he was Vice President of Business Development, and he also has worked for Bond International Gold, St Joe Minerals, the Bunker Hill Company, Copper Range Corporation and Newmont Mining Company.  He earned a BS degree in geology from the Mackay School of Mines at the University of Nevada Reno and an MS degree in geology from the University of Idaho, and he completed the Program for Management Development at the Harvard School of Business.  He is a past President and honorary Life Member of the Northwest Mining Association.

Mr. Fish has been a director since June 24, 2003.  He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962. He has been an officer and director of Hanover Gold Company, Inc. since 1995 and Vice President for the last two years.  Hanover is a development stage mining company listed on the NASDAQ OTC BB.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Mr. Stephens has been a director since June 24, 2003.  He is a graduate in geology from Utah State University. He founded Maya Gold Corporation in December 1997, and was a Vice President and the manager of their Honduran operations until 2000.  Mr. Stephens is also a director and the President of Hanover Gold Company, and exploration stage mining company listed on the NASDAQ OTC BB.  He has held these positions since October 2004.  From April 2000 to present he has been doing mineral evaluation work through his consulting company, Jackie E. Stephens & Associates.

Mr. Eickerman became a director on March 4, 2004.  He received a B.A. degree in Business Administration from Washington State University and is a certified public accountant.  For the last three years he has served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. Previously, he was the Controller and Treasurer for Apollo Gold, Inc for five years.  Currently, Mr. Eickerman is the Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange  As noted below, Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

Mr. Orchow became a director on July 20, 2004.  Mr. Orchow is a director, President and Chief Executive Officer of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange.  From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine.  From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation.  Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities.  He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association.  Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and chairman of its finance committee.  He graduated from the College of Emporia in Emporia, Kansas with a bachelor’s degree in science.

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

As noted above, except for Mr. Duff and Mr. Eickerman, the Directors also act as directors for companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act.

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

Form 4

for

Mr. Bigelow (2 transactions);

Mr. Duff (2 transactions);

Mr. Fish (3 transactions);

Mr. Walters (1 transaction);

Ms. Corigliano (1 transaction);

Mr. Hallauer (2 transactions)

Board Committees

The Board of Directors has an Audit Committee and a Compensation Committee. The members of the Audit Committee are Mr. Eickerman, Mr. Orchow, and Mr. Fish. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.  Each of these Directors are independent Directors.  The Audit Committee had four meetings in 2004.  On March 4, 2004, Mr. Stephens resigned from the Audit Committee.  Mr. Eickerman became a member of the Audit Committee and was designated by the Board of Directors as its Chairman of the Audit Committee and Financial Expert.

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

Code of Ethics

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

ITEM 10.  EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for the Company’s President and Chief Executive Officer for the three most recent years is as follows:

Summary Compensation Table

						Long-Term Compensation
Annual Compensation						Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary(1) ($)	Other Annual Bonus ($)	Restricted Stock Comp. ($)	Awards(1) SARs(#)	Securities Underlying Options/ ($)	LTIP Payouts ($)	All other Comp.
Eskil Anderson
President	2002	$0	$0	$0	$0	-0-	$0	$0
R. Walters
President	2003	$12,075	$0	$0	$0	75,000(1)	$0	$0
	2004	$38,763	$0	$0	$0	-0-	$0	$0
B. Corigliano
CFO	2003	$0	$0	50,000(2)	$0	-0-	$0	$0
	2004	$18,900	$0	67,103(2)	$0	-0-	$0	$0

____________________________

(1)

These warrants were transferred by Mr. Walters to others; consequently, these warrants do not represent any additional compensation to Mr. Walters.

Mr. Walters received $12,075 for his services in 2003 and $38,763 for his services in 2004, pursuant to the compensation arrangement approved by the Directors, as part of the Independent Contractor Agreement described below.  During 2004 the Company deferred $16,537.50 of Mr. Walters’s compensation until there are sufficient funds available.  Mr. Walters transferred some of the warrants issued to him by the Company to a current shareholder; the exercise price for those Warrants is $0.20 per share. Following the adoption of the 2003 Share Incentive Plan by the Shareholders on January 23, 2004, the Directors authorized the issuance of 5,000 options to purchase shares of common stock to each director (other than Mr. Walters and Mr. Eickerman) as compensation for their services for the period June 30, 2003 through December 31, 2003; the term is ten years.  The exercise price is $0.29 per share.  On November 12, 2004 the directors authorized the issuance of 50,000 shares of common stock and options to purchase 50,000 shares of common stock for $0.22 per share to each of its six independent directors for services in 2004.

(2)

The Company issued 50,000 shares of common stock to Ms. Corigliano on November 1, 2003 and issued an additional 67,103 shares of common stock on February 26, 2004 as a result of her designation as Chief Financial Officer.  The shares issued were treasury shares and are subject to the restricted securities requirements of the Securities Act of 1933.

Ms. Corigliano received $18,900 for her services in 2004 pursuant to her consulting agreement approved by the Directors, as part of the Independent Contractor Agreement described below.

Option/SAR Grants in Last Fiscal Year

On March 4, 2004, the Company issued options to purchase shares of common stock to the directors pursuant to the 2003 share incentive plan, in each case exercisable for a ten year period from the date of issuance at an exercise price of $0.29 per share.  The options were valued using the average closing price of the last five trading days of 2003 at a 45% discount.  The options were issued to the following directors:

Director	Option Shares	Vesting
Charles G. Bigelow	5,000	Immediately
James K. Duff	5,000	Immediately
James A. Fish	5,000	Immediately
Jackie E. Stephens	5,000	Immediately

On December 31, 2004, the Company issued options to purchase shares of common stock to the directors pursuant to the 2003 share incentive plan, in each case exercisable for a ten year period from the date of issuance at an exercise price of $0.22 per share.  The options were valued using the average closing price of the last five trading days of 2004 at a 45% discount.  The options were issued to the following directors:

Director	Option Shares	Vesting
Charles G. Bigelow	50,000	Immediately
James K. Duff	50,000	Immediately
Kenneth S. Eickerman	50,000	Immediately
James A. Fish	50,000	Immediately
William Orchow	50,000	Immediately
Jackie E. Stephens	50,000	Immediately

Director Compensation for Last Fiscal Year

The Directors receive $500 for each board meeting and $300 for each committee meeting.  During 2004 the Company deferred $10,600 in board compensation until the Company has sufficient funds to make the payments.

Independent Contractor Agreements

The Company entered into an Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a Consultant (the "Agreement"). The Agreement was renewed on October 1, 2003 through September 30, 2004.  On November 12, 2004, the Agreement was renewed retroactively to October 1, 2004 by the Board of Directors for an additional one year period under the original terms.  The services provided by the Consultant include serving as President and Chief Operating Officer of the Company and such other executive management functions as shall be requested by the Board of Directors.  The Agreement renews each year on the anniversary date for a one year term, pending board approval.  Either party may terminate the Agreement upon 15 days written notice. As consideration for performance of the services, the Company agreed to pay the Consultant a fee of $175 per day worked, pro rated for each partial day worked.  Mr. Walters is not an employee of the Company.

The Consultant is entitled to reimbursement for his expenses, with any expense greater than $1,000 being subject to prior approval by the Compensation Committee. The Company may accrue and defer the payment of the fees and/or expenses from time to time until the Compensation Committee determines the Company has sufficient funds to make payment.  Due to limited cash resources during the third and fourth quarters of 2004, the Company accrued but did not pay Mr. Walters amounts payable under his contract. No benefits are provided to the Consultant by the Company other than the compensation for his services.

The Company entered into an Independent Contractor Agreement, effective November 1, 2003, with Becky Corigliano as a Consultant. Her consulting services initially were limited to treasurer and corporate secretary functions.  As part of those services, she was the Secretary, Treasurer and Acting Chief Financial Officer.  On March 4, 2004, she became the Chief Financial Officer.  On November 12, 2004, the Agreement was renewed retroactively to November 1, 2004 by the Board of Directors for an additional one year period under the original terms.  The initial term of this Agreement is for a period of one year from the effective date. Either party may terminate the Agreement upon 15 days written notice. As consideration for the performance of the services, the Company will pay the Consultant a fee of $150 per day worked, prorated for each partial day worked. The Company also guarantees a minimum of 10 full days work per month, a minimum monthly payment of $1,500.  Consulting fees shall be accrued only if the Company at a future date does not have sufficient funds to make payment to the Consultant. Thereafter, payment would be subject to the discretion of the Board of Directors. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company.  As additional compensation for the services, the Company has issued 50,000 shares of common stock to the Consultant in 2003. The Consultant received an additional 67,103 shares of common stock subsequent to February 26, 2004 as a result of her designation as Chief Financial Officer. The shares issued to her were treasury shares held by the Company. The shares are subject to the restricted securities requirements of the Securities Act of 1933.  No benefits are provided to the Consultant by the Company other than the accrued compensation for her services. Ms. Corigliano is not an employee of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in this item is provided for each shareholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock as of February 1, 2005 (15,384,117 shares), each director or nominee, the executive officers of the Company, and current executive officers and directors as a group.

With the exception of Mr. Hallauer, no shareholder of record presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of warrants issued by the Company increase any shareholder ownership of record for any shareholder other than Mr. Hallauer to more than ten percent (10%), assuming that all outstanding warrants are exercised.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Wilbur G. Hallauer	1,681,875		10.9%
Common	Richard R. Walters, President, Chief Executive Officer and Director	809,060		5.2%
Common	William Orchow, Director	182,500	(2)	1.2%
Common	Charles G. Bigelow, Director	170,000	(1)(2)	1.1%
Common	James A. Fish, Director	167,000	(1)(2)	1.1%
Common	James K. Duff, Director	155,000	(1)(2)	1.0%
Common	Kenneth S. Eickerman, Director	100,000	(2)	0.7%
Common	Jackie E. Stephens, Director	105,000	(1)(2)	0.7%
Common	Becky Corigliano, Chief Financial Officer	117,103		0.8%
Common	All current executive officers and directors as a group	1,805,663		11.5%

________________________

(1)

Includes options to purchase 5,000 shares of common stock issued on March 4, 2004.

(2)

Includes options to purchase 50,000 shares of common stock issued on December 31, 2004.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 21, 2005, the Company separately had related party transactions with William Orchow, a director, Wilbur G. Hallauer and another shareholder in which these parties advanced an aggregate amount of $100,000 to the Company for operating capital purposes.  The advances were evidenced by six month promissory notes payable on demand with accrued interest at 6% per annum.  The notes mature on July 20, 2005.  The principal and interest are convertible into restricted common shares and warrants at the discretion of the Company at $0.30 per share prior to the maturity date.

ITEM 13.  EXHIBITS

Exhibit No.	Description
3.(i)	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004 (a)
10.1	Independent Contractor Agreement, dated as of June 30, 2003, between Little Squaw and Richard R. Walters, (a)
10.2	Independent Contractor Agreement, dated as of November 1, 2003, between Little Squaw and Becky Corigliano (a)
10.3	2003 Share Incentive Plan, dated October 11, 2003, and effective January 27, 2004 (a)
10.4	Form of 2003 Share Incentive Plan Stock Option Agreement and Exhibit A (a)
10.5	Private Placement Agreement with Strata Partners (b)
10.6	Orchow Convertible Promissory Note dated January 23, 2005 (b)
10.7	Hallauer Convertible Promissory Note dated January 26, 2005 (b)
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (b)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (b)
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)

_____________________________

(a)

Previously filed in electronic format as an Exhibit to the Company's Form 10-KSB on March 29, 2004 and incorporated herein by reference.

(b)

Exhibits filed with this Form 10-KSB

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Decoria, Maichel and Teague, P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2004 were $10,386 and $11,000 respectively.  The aggregate fees paid in 2003 to LeMaster & Daniels, PLLC for auditing services for the audit of the 2002 annual financial statements of the Company were $4,000.

Audit-Related Fees

In addition to Audit Fees reported above, the Company paid additional fees of $1,184 to LeMaster & Daniels, PLLC in connection with a review of the 2003 audit.  There were no additional related fees in 2004.

Tax Fees

The aggregate fees billed by Decoria, Maichel and Teague, P.S. during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2003 and 2004 were $270 and $0, respectively.

All Other Fees

The Company paid $247 to LeMaster & Daniels, PLLC in 2004 for review of the Form 8-K filed on December 11, 2003 and the amended filing of the 8-K on December 17, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Richard R. Walters

By:  Richard R. Walters

        President

Date:  March 28, 2005

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Becky Corigliano

By:  Becky Corigliano

        Chief Financial Officer

Date:  March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:

March 28, 2005

/s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

March 28, 2005

/s/ James K. Duff

James K. Duff, Director

Date:

March 28, 2005

/s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

March 28, 2005

/s/ James A. Fish

James A. Fish, Director

Date:

March 28, 2005

/s/ Jackie E. Stephens

Jackie E. Stephens, Director

Date:

March 28, 2005

/s/ Richard R. Walters

Richard R. Walters, Director

Date:

March 28, 2005

/s/ William Orchow

William Orchow, Director