Form 10QSB
period 2005-03-31
LITTLE SQUAW GOLD MINING CO
filed 2005-05-16
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

 Yes       X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,414,117 shares of Common Stock as of April 30, 2005

Transitional Small Business Disclosure Format (check one); Yes ____     No    X

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, March 31, 2005 and December 31, 2004

1

Statements of Operations for the three month period ended March 31, 2005 and 2004 and from the date of inception on March 26, 1959 through March 31, 2005

2

Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and from the date of inception on March 26, 1959 through March 31, 2005

3

Notes to Financial Statements

4

Item 2:  Managements Discussion and Analysis of Financial Condition or Plan of Operation

7

Item 3:  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

8

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3:  Default Upon Senior Securities

8

Item 4:  Submission of Matters To A Vote

8

Item 5:  Other Information

8

Item 6:  Exhibits and Reports on Form 8-K

9

Signatures

10

Certifications

11

PART I

ITEM 1. FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
March 31, 2005 and December 31 2004

	(unaudited) March 31, 2005	December 31, 2004
ASSETS		
Current assets:		
Cash	$ 74,155	$ 32,855
Prepaid expenses	3,430	6,198
Total current assets	77,585	39,053
Plant, equipment, and mining claims:		
Other equipment, net of depreciation	4,229	4,441
Mining and mineral properties	321,041	321,041
Other assets	6,025	3,025
Total assets	$ 408,880	$ 367,560
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities:		
Accounts payable	$ 9,941	$ 5,020
Accounts payable – related parties	47,106	32,772
Notes payable	100,000	
Total current liabilities	157,047	37,792
Long-term liabilities:		
Accrued remediation costs	50,000	50,000
Total liabilities	207,047	87,792
Stockholders' equity		
Preferred stock; no par value, 10,000,000 shares authorized; no shares issued or outstanding		
Common stock; $0.10 par value, 200,000,000 shares authorized; 15,414,117 and 15,364,117 issued and outstanding, respectively	1,541,411	1,536,411
Additional paid-in capital	761,459	752,458
Deficit accumulated during the development stage	(2,101,037)	(2,009,101)
Total stockholders equity	201,833	279,768
Total liabilities and stockholders' equity	$ 408,880	$ 367,560

The accompanying notes are an integral part of these financial statements.

3

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations (unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (March 26, 1959) Through March 31, 2005
Revenue:			
Royalties, net			$ 398,752
Lease and rental			99,330
Gold sales and other			31,441
			529,523
Expenses:			
Other costs of operations			8,030
Management fees and salaries	$ 16,400		968,457
Directors' fees	3,100		86,075
Directors' fees – non cash	-	$ 8,900	143,200
Professional services	62,619	85,440	741,196
Other general and administrative expense	6,279	5,558	220,497
Mineral property maintenance	1,633	2,220	14,550
Office supplies and other expense	1,735	2,134	240,284
Depreciation	211		5,459
Reclamation and miscellaneous	-		115,102
Loss on partnership venture			53,402
Equipment repairs			25,170
	91,977	104,252	2,621,422
Other (income) expense:			
Interest expense	30		36,331
Interest income	(71)	(141)	(27,193)
Total other (income) expense	(41)	(141)	9,138
Net loss	$ 91,936	$ 104,111	$ 2,101,037
Net loss per common share	$ 0.01	$ 0.01	$ 32.2
Net loss per common share Weighted average common shares outstanding-basic	15,414,117	13,759,503	6,525,660

The accompanying notes are an integral part of these financial statements.

4

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (March 26, 1959) Through March 31, 2005
Cash flows from operating activities:			
Net loss	$ (91,936)	$ (104,111)	$ (2,101,037)
Adjustments to reconcile net loss to net cash used in operating activities:			
Depreciation	211		5,952
Common stock, warrants, and options issued for salaries and fees	14,000	11,910	400,594
Change in:			
Prepaid expenses	2,769	2,346	(3,429)
Accounts receivable, related party			
Gold inventory		(3,000)	(3,025)
Other receivable	(3,000)		(3,000)
Accounts payable, other	4,922	(2,475)	9,941
Accounts payable, related party	14,334		67,106
Accrued compensation, related party			255,450
Accrued payroll taxes			19,323
Convertible success award, Walters LITS			88,750
Accrued remediation costs			50,000
Net cash used - operating activities	(58,700)	(95,330)	(1,213,375)
Cash flows from investing activities:			
Receipts attributable to unrecovered promotional, exploratory, and development costs			626,942
Proceeds from the sale of equipment			60,000
Additions to property, plant, equipment, and unrecovered promotional, exploratory, and development costs			(370,342)
Net cash - investing activities			316,600
Cash flows from financing activities:			
Issuance of common stock, net of offering costs		288,313	979,104
Proceeds from notes payable	100,000		
Acquisitions of treasury stock			(8,174)
Net cash - financing activities	100,000	288,313	970,930
Net increase in cash	41,300	192,983	74,155
Cash, beginning of period	32,855	98,834	0
Cash, end of period	$ 74,155	$ 291,817	$ 74,155
Supplemental disclosures of cash flow information:			
Non-cash investing activities:			
Mining claims purchased - common stock		$ 35,000	$ 35,000
Non-cash financing activities:			
Related party liabilities compensation converted to common stock		$ 88,750	$ 301,086

The accompanying notes are an integral part of these financial statements.

3

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.  Certain financial statement amounts for the three-month period ended March 31, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.

2003 SHARE INCENTIVE PLAN:

During the first quarter of 2005, the Company did not issue any stock options.  The Company’s 2003 Share Incentive Plan (the “Plan) permits the granting of nonqualified stock options, incentive stock options and shares of common stock to employees, directors and consultants.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Little Squaw Gold Mining Company is engaged in the business of identifying, acquiring and exploring gold properties throughout the Americas, starting with its Chandalar property in Alaska.  The Company’s strategic objective is to create value at Chandalar and other properties by conducting cost-efficient and effective exploration to discover and delineate economically viable gold deposits.  The Company intends to systematically build a pipeline of drill-ready gold projects, and to become a recognized leader in the gold exploration business. It expects to fund these objectives using its own equity capital and also by property joint venture earn-in deals with senior mining companies.

The Company is planning a substantial field program at Chandalar this coming summer field season.  The program is contingent on the Company obtaining adequate financing, and it would include surface geological work and a drilling campaign.  Its focus will be on exploring the lateral and depth extensions of high-grade mesothermal gold-quartz veins. Numerous geochemical soil sample anomalies believed to reflect new, hidden gold veins will also be the target of more extensive evaluation. The property is about 90% covered with soil, scree and landslide debris, necessitating the seasonal exploration program to rely heavily on remote sensing techniques such as geochemical soil sampling and various types of ground geophysical surveys. The estimated cost for the 2005 exploration program 2005 is $1.4 million.  Detailed information regarding the Company’s plans for the exploration program may be found in the Company’s 2004 10-KSB report.

The Chandalar property is located in the Alaskan arctic approximately 190 miles north of Fairbanks and about 50 miles northeast of Coldfoot.  In the summer of 2004, Little Squaw Gold conducted a limited geological and surface sampling program on the Chandalar property that identified six new gold-bearing veins as well as eight drill-ready targets.  The total number of known high-grade gold-bearing veins and vein swarms on the property is now more than 30.  Results of the 2004 program are described in the Company’s 10-KSB report that was recently filed with the SEC, and a detailed technical report of the field work by an independent registered geologist is available on the Company’s website at www.littlesquawgold.com.

As disclosed in an 8-K report that the Company filed with the SEC on March 1, 2005 the Company has entered into a placement agent agreement with Strata Partners LLC, a Washington limited liability company, for Strata Partners to use its best efforts to sell 9,166,666 units of the Company’s securities to accredited investors in a private placement.  The units will consist of one share of common stock of the Company and one warrant entitling the holder to acquire one additional share of common stock over a three year period.  The offering price for the unit is US $0.30.  Proceeds from the sale of the securities will be used to fund the Company’s 2005 exploration program at Chandalar, acquire additional gold exploration properties and for general corporate purposes.  There can be no guarantee that the Company will be successful in its efforts to complete the offering.

The Agent will receive cash compensation in an amount equal to five percent of the gross proceeds and warrants to purchase additional restricted shares of common stock equal to five percent of the total number of common shares sold by the Company in the offering. The remaining terms, representations, conditions, and covenants contained in the Placement Agent Agreement are similar to those typically found in agreements for the private placement of securities.  The securities will be restricted according to SEC Rule 144 and will only be sold by the agent to accredited investors.  There is no material relationship between the Company and the Agent other than as set forth in the Placement Agent Agreement.

The Company previously retained John H. Resing as a consultant to among other things introduce the Company to broker-dealers and assist the Company with negotiating terms for private placement financing.  Mr. Resing introduced the Company to Strata Partners, LLC.  Mr. Resing will receive cash compensation in an amount equal to five percent of the gross proceeds and warrants to purchase additional restricted shares of common stock equal to five percent of the total number of common shares sold by the Company in the offering described above.

Financial Condition and Liquidity

On March 31, 2005 the Company had total liabilities of $207,047, and total assets of $408,880.  This compares to total liabilities of $87,792 and total assets of about $367,560 on December 31, 2004.  As of the date of this report, the Company’s liabilities are limited to $100,000 for convertible notes due to a director and other shareholder, $50,000 for environmental clean up, $9,941 in outstanding accounts payable and $47,106 accounts payable – to officers and directors for services (related parties).  The Company is currently attempting to raise money to finance a summer field program at its Chandalar property and other corporate activities.  There can be no assurance that the Company will be successful in its efforts to raise such financing or be able to continue in existence for the upcoming twelve months.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.8

Placement Agent Agreement, dated March 1, 2005, between Little Squaw Gold Mining Company and Strata Partners, LLC

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

Date:  May 13, 2005

LITTLE SQUAW GOLD MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President and

Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2005

LITTLE SQUAW GOLD MINING COMPANY

By    /s/ Becky Corigliano

Becky Corigliano, Chief Financial Officer

10