Form 10KSB/A
period 2004-12-31
LITTLE SQUAW GOLD MINING CO
filed 2005-06-22
CIK 59860

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB /A

Amendment No. 1

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Little Squaw Gold Mining Company  (“Company”), is engaged in the business of acquiring, exploring, and developing mineral properties throughout the Americas , primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on March 26, 1959.  The Company’s executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203.

At this time the Company’s only exploration property is the Chandalar property in Alaska.   The Chandalar propert y is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar Mining District.  The center of the district is approximately 70 miles north of the Arctic Circle. (Figure 1)  The Company is the owner in fee of 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one millsite. The Company controls an additional 8,127 acres of unpatented State of Alaska mining claims consisting of 81 claims. State mining claims provide exploration and mining rights to both lode and placer mineral deposits. The claims are contiguous, comprising a block covering 8,553 acres, and are being maintained by the Company specifically for the possible development of placer and lode gold deposits.  The Company does not intend to conduct mining operations on its own account at this time.  Rather the Company plans to create value by undertaking cost efficient and effective exploration to upgrade the value of its properties and then joint venture or sell properties to qualified major mining companies.  The Company will maintain its focus only on projects that are primarily gold deposits.

The Company is an exploration stage company, and as has not yet developed any ore reserves or mineralized material on any mining property it owns or controls that complies with the definition of ore reserves under SEC Industry Guide 7.   Although there is a history of past lode and placer production on the Company’s Chandalar property, the property is at an early stage of exploration, and the probability that ore reserves that meet SEC guidelines will be developed on an individual prospect at Chandalar is slight. A great deal of further work is required on the Company’s properties before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through the exploration and development efforts by the Company at Chandalar, and there can be no assurance that funds expended on Company’s properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

However on a general basis, the Company’s management believes the Chandalar property is of better quality than most exploration stage properties of comparable junior mining companies who are its industry competitors. Management thinks the discovery risk of a viable gold deposit is lower on the Chandalar property as compared to the industry’s normal early stage exploration properties because of its past production history, the abundance of high grade gold occurrences in outcrops of veins and in old mines, prospects and drill holes all combined with the fact that the Chandalar property has not yet been subjected to applications of modern exploration technologies. Additionally, recent analyses by the Company’s geologic consultants have ascertained the nature of the mineralized quartz veins to be of  mesothermal character, which is understood within the mining exploration industry to mean that the mineralizing system should have great vertical extent within the bedrock.

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

During 2004 the Company contracted the services of an independent geological consulting company, Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska to review and analyze previous work done on Chandalar. The report was commissioned in February and completed in May, and is titled “Gold Deposits of the Chandalar Mining District, Northern Alaska: An information Review and Recommendations”. This technical review is available on the Company’s Web site at www.littlesquawgold.com under the Technical Reports menu.  Pacific Rim concluded that the gold mineralization at Chandalar is mesothermal (formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids), and largely because of that the property is believed to have multi-million ounce gold discovery potential.  Pacific Rim recommended an initial exploration program to better assess the gold lodes and the placer gold deposits at a cost of about $1.4 million. The Company is currently seeking sources of financing to conduct such exploration; however, there can be no assurance that the Company will be successful in its efforts to raise the financing for this exploration.

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

FIGURE 2.  The Company’s mining claims in the Chandalar Mining District.

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

The Company’s patented lode mining claims contain the most important gold-bearing structures in the district, as far as is now known.  Although high-grade gold showings in the Chandalar district have long been recognized in published literature, exploration and development work necessary to establish the extent of mineralization has never been accomplished.  The principal evaluation work done in the past on the lode deposits was done on the Mikado, Summit, Little Squaw, and Eneveloe-Bonanza Mines by lessees in the late 1970’s early 1980’s.  Each of these mines has been minimally developed by several hundred feet of underground workings aggregating almost 2,000 feet in all.  Limited surface work in the past within the district established the existence of gold-bearing zones on other prospects similar to the veins found at these mines.  Sufficient development work has never been accomplished on any of the veins and gold-bearing zones to define  the presence of ore reserves that meet SEC criteria ..

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

During the second phase of the 2004 program two previously unknown prospects containing six gold-quartz veins were discovered. The Table corresponding to Figure 3 contains some summary gold assay information for each of the prospects of the Company’s Chandalar property . As exploration progresses, the Company expects to find additional gold-quartz veins and mineralized structures under the extensive soil and landslide debris covering the property.

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

A summary description of the principal mines and prospects examined during the 2004 summer field season is represented in the Table to Figure 3. The samples described in the paragraphs below and in the prospect descriptions and in Table were collected by the Company unless otherwise indicated.  The samples typically consist of five to seven pounds of rock fragments collected on the surface or on the dumps of old workings or from within old prospect pits.  Each sample consists of between twelve and twenty rock dollar size fragments. The fragments are primarily of vein quartz or rocks containing quartz veinlets. The samples were assayed by ALS Chemex USA Inc. in Sparks, Nevada using fire assays with a gravimetric finish for gold.  (ALS Chemex operates under ISO certification and is a global provider of assays to mineral exploration and mining companies.) The samples are preliminary and strictly of a reconnaissance nature.  In many cases the samples were not taken across the full width of the quartz veins, and therefore the samples do not represent a quantitative measurement of the gold content of the veins, nor should they be interpreted to indicate that mineralization is present in a quantity and grade that would represent an economically viable ore deposit.  Substantial additional sampling and geological and engineering work would have to be completed to confirm the presence of proven and probable reserves that meet SEC standards, and no assurance can be given that any such reserves will eventually be defined.  Soil samples taken by the Company and reported below are strictly of a reconnaissance nature.  The soil samples were taken by hammering a hollow steel pipe (split set rock bolt) about five feet into the ground. Then material from the last one to two feet inside the pipe was collected and submitted to ALS Chemex for geochemical analysis using atomic adsorption methods.  Detailed information on the samples and sampling methods may be found in the technical reports posted on the Company’s website.

•

Little Squaw Vein: This gold-quartz vein is partially explored by trenches and two short tunnels decades old. According to records in the Company’s possession, p revious operators defined an existing shoot of mineralized material containing approximately 2,000 tons at a grade of 1.55 oz Au/t. A  reconnaissance sample taken by the Company from a quartz vein exposed in one of the trenches assayed 5.24 oz Au/t. Channel sampling by the Company in a tunnel below that trench yielded 19.98 oz Au/t over 3.54 feet of true width. This sample run includes a 0.84 foot interval of “ribbon quartz” that assays 89.12 oz Au/t with 15.85 oz Au/t. Another channel sample of this ribbon quartz taken ten feet farther along in the tunnel assayed 5.16 oz Au/t over 0.85 feet. The ribbon quartz derives its appearance from lenticular seams of dark colored iron sulfides and mica minerals within white quartz. The Company has concluded that the previously defined shoot of mineralized material is open to expansion by drilling, and the Company believes that previous operators may have underestimated the gold grade of the shoot.

•

Crystal Prospect:  In 1909 four tons of ore were extracted from an 8-foot-deep shaft driven into an 8-foot-wide quartz vein that was processed in a crude mill.   Historic records in the Company’s possession show that t he four tons assayed 47.08 oz Au/t.  The location of the Crystal Prospect was uncertain until the Company re-discovered it this year.  The old shaft and associated trenches are completely sloughed in, but a set of veins can be traced over a strike length of at least 400 feet.  Thick soil cover hampered efforts to find the limits of the veins.  The main quartz vein is at least 5-to-6 feet thick, and a channel sample taken by the Company of   a 0.67-foot-thick footwall portion of ribbon quartz assayed 3.64 oz Au/t. The Crystal vein appears to be very similar to the Little Squaw vein located along strike projection 1.5 miles away, but a correlation cannot be established because the intervening area is entirely covered.  Extensive dozer trenching and soil sampling is planned to define the lateral extensions of these veins.

LITTLE SQUAW GOLD MINING COMPANY
LODE PROSPECTS
1 CRYSTAL
2 BIG SQUAW
3 PIONEER
4 PALLASGREN
5 GRUBSTAKE
6 GRUBSTAKE EAST
7 PROSPECTOR EAST
8 INDICATE - TONAPAH
9 CHANDALAR
10 JUPITER
11 BONANZA
12 DRUMLUMMON
13 ST. MARY'S
14 STAR GROUP
15 STAR NO. 3
16 SHAMROCK
17 WILDCAT
18 JACKPOT
19 WOODCHUCK
20 LITTLE KISKA
21 PEDRO
22 GRUBSTAKE WEST
23 BIG CREEK BOWL
24 MERCURY
25 ROCK GLACIER
26 BIG TOBIN
27 URANUS
28 McLELLAN
MINES
LODE PROSPECTS
PLACER PROSPECTS
LODE PROSPECT, TRENCHES & PITS
ALL WEATHER MINE ROAD
WINTER TRAIL
2/23/05
Squaw Lake
Little Squaw Lake
Squaw Lake Airstrip
Spring Creek Millsite
LITTLE SQUAW PLACER MINE & DEPOSIT
CHANDALAR EXPLORATION CAMP
LITTLE SQUAW MINE
ENEVELOE MINE
TOBIN CREEK PLACER MINE
SUMMIT MINE
MIKADO MINE
BIG CREEK PLACER MINE
McNett Fork Creek
Squaw Creek
Big Squaw
Little Squaw
Crystal Peak
Little Squaw Peak
McLellan Creek
Little
Woodchuck Cr
Creek
Mill
St. Mary's Pass
McLellan Pass
McLellan Peak
Tobin
Tobin Airstrip (washed out)
Big Creek Airstrip
Creek
McLellan
T. 32 N.
T. 31 N.
R. 4 W.
R. 3 W.
R. 3 W.
R. 2 W.
21 ?
0 2000 4000 6000 8000 10000
FEET

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

1	Crystal	4 to 6 veins are present with gold-bearing ribbon zones according to historic reports in the Company’s possession; high grade gold values are confirmed by the Company’s 2004 sampling
2	Big Squaw	channel sample across 12-f t. quartz vein with trace gold
3	Pioneer

mineralization hosted in shear zone; two channel samples across different portions of the vein collected by the Company assayed  2.30 oz Au/ton across 2.5 ft . and 0.82 oz Au/ton across 3.0 ft .;

v ein traced 1,500 ft . in 2004 soil samples; there are also two parallel veins but no assays reported

4	Pallasgren	reconnaissance random chip sample by the Company of 30-f t. wide quartz outcrop ran trace gold
5	Grubstake	a 1981 sample from 1.6 f t. vein assayed 0.32 oz Au/ton according to records in the Company’s possession
6	Grubstake East	caved adit explored quartz vein with mineralized vein material found in the mine dump ; sampling by the Company verified the presence of anomalous gold in quartz
7	Prospector East	3-f t. quartz vein exposed for about 400 ft .; samples taken by the Company show highly anomalous silver associated with galena
8	Indicate-Tonapah	several quartz veins and numerous workings ; old unverified assays show strongly anomalous gold values
9	Chandalar

vein parallel to Eneveloe vein; r eports in the Company’s possession include  a 2-ft . channel sample from a 6-f t. vein that assayed 2.26 oz Au/ton; a 1.5-f t. channel sample collected by the Company  across a 5-f t. vein assayed 1.1 oz Au/ton; .

10	Jupiter

a 10-f t. quartz vein is exposed in road cut with disseminated sulfide minerals, and a second vein discovery was reported in 1981 ; the Company took a sample across the 10-ft. that assayed 0.11 oz Au/ton

11	Bonanza	three continuous channel samples collected by the Company of a 9-f t. zone of quartz, schist and clay assayed 0.5-ft. at 0.06 oz Au/ton, 3.0-ft. at 0.06 oz Au/ton and 6.0-ft. at 0.10 oz Au/ton
12	Drumlummon	reports in Company’s files refer to several veins and gold-bearing quartz ; apparently no further work has been done since early 20th century
13	St. Mary's	10-f t. thick vein and fault ; reports in Company’s possession indicate 0.24 oz Au/ton from an 11-ft . vein
14	Star Group	several veins ; old unverified assays with one of 1.34 oz Au/ton , and 1981 trenching program reported trace to 0.74 oz Au/ton; vein can be traced for 4,000 ft .

15	Star No. 3	reports in Company’s possession include a trench sample of 0.24 oz Au/ton across a 3.5-f t. vein
16	Shamrock	samples collected by the Company indicate anomalous values of gold
17	Wildcat	poorly exposed quartz vein at least 6 - f t. thick with no visible mineralization
18	Jackpot	a tunnel exposes a 1.5-f t. vein of ribbon quartz;a reconnaissance of vein material collected by the Company on the dump assays 1.97 oz Au/ton
19	Woodchuck	a 3- to 6-f t. vein exposed in shaft ; records in the Company’s possession indicate highly anomalous gold values
20	Little Kiska	records in the Company’s possession indicate presence of gold and antimony
21	Pedro	records in Company’s possession indicate presence of gold; a quartz vein can be seen on high slope, but has not yet investigated
22	Grubstake West	reports in Company’s possession of old prospect pit with gold mineralization in quartz
23	Big Creek Bowl	numerous boulders of sulfide-quartz vein traced for 800 f t. indicate several mineralized quartz veins
24	Mercury	a 2-f t. vein the Company found on the high ridge west of Big Squaw Creek ; possible west extension of the Eneveloe veins that assayed 0.01 oz Au/ton.
25	Rock Glacier	large area of vein and associated rock occurs on a rock glacier that gouges the valley bottom of Little Squaw Creek where a number of quartz veins and shear zones intersect valley bedrock (Figure 4)
26	Big Tobin	soil sampling by the Company defines a gold-arsenic anomaly & possible presence of quartz vein
27	Uranus

reports in Company’s possession indicate presence of  two quartz veins exposed in two prospect pits; the site was relocated by the Company and a reconnaissance sample collected by the Company of vein material in the prospect pits assayed 1.45 oz Au/ton

28	McLellan	old unreported prospect pits found by the Company; 4 to 6 veins present ; r econnaissance sampling by the Company of one of the veins in an old trench assays 1.10 oz Au/t.
Little Squaw Mine

according to records in the Company’s possession   about 380 tons of development material were produced at a grade of 1.65 oz Au/ton; drill intercepts , including one of 10 ft. at 0.66 oz Au/ton, show deeper underlying untested mineralization

	Mikado Mine	gold occurs within fractured rock and quartz lenses of a shear zone ; according to records in the Company’s possession past production totaled 10,418 tons at a grade of 0.99 oz Au/ton
Summit Mine

at least two gold-quartz veins are present; according to records in the Company’s possession, 142 tons of development material were produced at a grade of 4.82 oz Au/ton; overall, a total of 1,401 tons at 1.29 oz Au/ton were produced; drill holes cut more veins

	Eneveloe Mine	at least two gold-quartz veins are present ; according to records in the Company’s possession , a zone of 1 .0 oz Au/ton or greater was encountered on both levels, but there is no record of production
Little Squaw Placer Mine

according to information in the Company’s possession reported production from drift mining on Mello Bench is 29,237 oz gold at a grade of 0.96 oz Au/cubic yard ; 10.6 oz gold nugget recovered ; significant volumes of unmined gold-bearing gravel remain

Values shown in this column include only samples collected by LSGMC in 2004 as channel samples or representative chip samples.   Assays performed by ALS Chemex

•

McLellan Prospect: This area contains a swarm of 5 previously unreported quartz veins that are poorly exposed,  that the Company has traced for a distance of at least 1,000 feet along strike.  Ribbon quartz has so far been found associated with two of the veins. The ribbon quartz characteristically weathers recessively because of the effect of decomposing sulfide minerals, and it is typically not exposed without trenching.   A reconnaissance sample  of this material gathered from the surface by the Company assayed 1.10 oz Au/t.  The McLellan Prospect is located about 1,500 feet from the Crystal Prospect, and the Company believes that it may be a faulted offset of the Crystal vein.  Follow-up soil sampling and trenching is planned at the McLellan Prospect.

•

Pioneer Prospect:  One of the highlights of the first phase of the 2004 summer program was the re-discovery of the Pioneer prospect.  The Pioneer quartz vein, which saw limited development in the early 1900’s, is partially exposed in old trenches and prospect pits.  The Pioneer prospect contains very high-grade gold values of undetermined extent, but it is associated with a major shear zone that is at least three miles long.  A channel sample collected by the Company across the vein assayed 2.30 oz Au/t over a width of 2.5 feet, and another channel sample of a 3-foot-wide quartz vein taken 35 feet along strike from the first channel sample assayed 0.82 oz Au/t.   Six a nomalous soil samples taken by the Company from a depth of 4 to 5 feet along the soil covered projections of the vein average 0.260 parts per million (ppm) gold and are interpreted to indicate the possible presence of  a buried vein extending outward from both ends of the trench, suggesting a possible vein strike length in excess of 1,500 feet with at least 150 feet of vertical relief exposed.  Additional soil sampling and dozer trenching are planned to further define drilling targets at the Pioneer prospect.

•

Prospector East Prospect: Mineralization detected at this prospect is unusual for the Chandalar district because the prospect is characterized by high silver values relative to gold.  It is located on north side of the property in low hills where few other veins have been found, probably because of thick soil cover.  Two  reconnaissance samples collected by the Company from the dump of an old caved tunnel assayed 23.8 oz Ag/t, 0.08 oz Au/t and 11.7 % Pb, and the other sample assayed 5.5 oz Ag/t, 0.09 oz Au/t and 2.2% Pb.  The vein appears to be about 3 feet thick and is exposed in some old prospect pits over a strike length of 400 feet.  Highly anomalous values in bismuth, silver and lead, along with the absence of zinc give this prospect a very distinct geochemical signature, which may be indicative of district scale metal zoning.   Follow up t renching and soil sampling are planned.

•

Rock Glacier Prospect: A jumbled mass of ice bound soil, cobbles and boulders exceeding a million tons contains abundant rubble of vein quartz fragments that are  highly anomalous in gold.    Assays of eleven rock chip reconnaissance samples taken by the Company  that were collected randomly of numerous quartz cobbles and boulders average 2.71 ppm gold, and the average geochemical assay of three the soil samples taken by the Company of material binding the slide material is 0.48 ppm gold.  The rock glacier originates in a large meadow about a thousand feet up a mountainside (Figure 4) ..  Soil samples taken in this source area show strong gold anomalies indicating buried mineralized quartz veins.  An extensive soil sampling program is planned in this area, and geophysical techniques, such as ground magnetics and induced potential, may be useful to trace the veins below the thick cover.

Soil Sample #	Au PPM	AS PPM
	LINE 10
1592	0.01	19
1593	0.18	237
1594	0.14	711
1595	0.14	596
1657	0.10	733
1658	0.07	353
1659	0.34	110
1660	0.22	80
1661	0.15	432
1601	0.10	589
1600	0.12	532
1599	0.09	322
1598	0.38	2,370
1597	0.45	2,210
1596	0.12	231
Soil Sample #	Au PPM	AS PPM
	LINE 14
1603	0.01	80
1604	0.08	645

FIGURE 4.  Sample map with assays of the Rock Glacier prospect on the Chandalar property

Note: The soil sample spacing is 50’. Most of the sample material comes  from the soils cores taken at a depth of 2.5’ to 5’. The soil sample line appears to have four gold geochemical anomalies on it, possibly representing four sub-soil mineralized quartz veins.

•

Uranus Prospect: A series of previously unreported and closely spaced gold-quartz veins was found high on a ridge opposite the Rock Glacier Prospect.  Random chips of decomposed mineralized quartz are strewn in discrete streaks over the ground. An aggregate reconnaissance sample of this material taken by the Company assayed 1.47 oz Au/t.  The mineralized zone is of unknown width as there is no exposed bedrock, making this prospect especially intriguing for further exploration.

•

Big Tobin Prospect: Soil sampling has revealed an important set of mineralized shears in the Big Tobin area.  They are important because they strike northeast in contrast to all other known mineralized structures, and they trend directly toward the Mikado gold deposit about 1,000 feet away.  The projected structural intersection is a target that merits additional follow-up work.

•

Mikado Mine: Historic records in the Company’s possession indicate that t his mine has produced about 10,000 tons at an average grade of one ounce of gold per ton. Engineering records show that significant un-mined mineralized material remains in the portion of the mine that was previously developed but that is now caved in.  The previously mined vein carried extraordinary grades in some places.  Two reconnaissance rock samples collected by the Company  gathered from the mine dump in 2004 assayed 23.28 oz Au/t with 5.24 oz Ag/t and 1.57 oz Au/t with 0.83 oz Ag/t.  The Company’s consulting geologists have concluded that there are at least two shoots of strongly mineralized material which are open to extension at depth, and the Company intends to test these possible extensions by drilling.

The Company’s mining claims cover all or major portions of three major drainages and lesser parts of a fourth drainage that radiate from the areas in which the gold-bearing quartz veins and associated shear zones are located. They include most of the areas where placer mining operations occurred in the past, as well as substantial portions of these drainages that have never been mined.  The placer gold deposits in the Chandalar district are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  Approximately 76,000 ounces of gold have been produced from four placer deposits at Chandalar, with recovery of some nuggets , the largest of which was 10.6 ounces according to records in the Company’s possession ..  The placer gold deposits were exploited by both open-cut and underground drift mining methods limited to frozen, unconsolidated gravels.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw and Big Squaw Creeks have potential for the discovery of significant quantities of placer gold deposits.  Substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

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

Plans

During the twelve month period ending December 31, 2005 the Company intends to complete the seasonal exploration program on the Chandalar property that has been recommended by the Company’s geologic consultant, James C. Barker. Detailed technical descriptions of his field work and recommendations are contained in his December 20, 2004 report titled “Summary of Field Investigations 2004”. This report is also available on the Company’s website. Mr. Barker is an expert on the Chandalar property, and has consented to allow his name and work to be cited in this 10KSB report (Exhibit 32.3).

Mr. Barker is an independent consulting geologist and a Certified Professional Geologist by the American Institute of Professional Geologists. He is a licensed geologic consultant in Alaska with 35 years of experience in the mining business. He has been a statewide Vice President of the Alaska Miners Association and was the Supervisory Physical Scientist for the Fairbanks, Alaska United States Bureau of Mines for 16 years prior to forming his consulting business. He has authored or co-authored more than twenty technical publications, primarily dealing with the mineral resources of Alaska.

The Company intends to retain Mr. Barker to carry out the 2005 program that he has recommended, and, as well to hire other qualified independent geologic consultants to work with him in the execution of that program. Mr. Barker recommends further exploration of the property, which would include infrastructure repairs, geological field work, taking 600 rock and 4,000 soil samples, and doing ground-based and aerial geophysics surveys, aerial topographic surveys, and 5,000 feet of reverse air circulation drilling.  Sizeable placer deposits are known to occur on the property, but further exploration and evaluation of the placer deposits will be deferred to the future.

The 2005 program would be conducted in two staged phases as follows:

•

PHASE I will be geological investigations primarily to pin-point proposed drill sites throughout the district.  This work will consist of various exploration activities, including the use of targeted soil sampling grids and ground and aerial geophysics.  It will commence as soon as weather conditions permit and continue through the end of July.

•

PHASE II will be a reverse circulation drill program of 5,000 feet or more, if weather conditions permit.  It will commence on or about July 25 and extend through freeze-up, or about September 15.

The recommended 2005 program has sound geologic justifications. Scientific fluid inclusion studies on mineralized rocks from the Chandalar property have defined the mineralizing system to be of the mesothermal type of orogenic metamorphic origin, i.e. formed at great depths within the earth under relatively high temperatures and pressures. The mineralized structures of  mesothermal systems characteristically have great vertical extent, in contrast to epithermal systems which are formed under much lower temperatures and pressures. The Chandalar mineralization is hosted in large quartz veins that occur sparingly within much larger fault zones that air photography analysis has shown have several miles of strike extent and cut the entire 3,000 feet of vertical topographic relief. These large faults are sub-parallel to each other, and there are at least six of them on the Chandalar property. Geologic mapping of the quartz veins has demonstrated that many of them are relatively large, with widths of one to 12 feet, and lengths of several hundred to more than a thousand feet. The Company’s consulting geologists expect these quartz veins will be found to pinch and swell along the strike and depth of their hosting fault structures.

The geologic merit of the property is supported by numerous past discoveries of strong gold mineralization in outcropping quarts veins, in bulldozer trenches and in some old mine workings (see Figure 3). The old mine workings have a recorded production of about 10,000 ounces of gold at an average grade of more than one ounce of gold per ton. Also, the erosion of the of the surface exposures of the veins has liberated gold within them to their respective drainage basins were records show more than 75,000 ounces of placer gold have been mined. Gold mineralization has been demonstrated to be present by Mr. Barker’s sampling in 2004 and the well recorded previous sampling of miners, technicians and earth scientists at over 30 sites on the 15 square mile Chandalar property. About 25 years ago, several diamond core drill holes were drilled to explore some of the quartz veins. A number of mineralized intercepts are recorded on old geologic drill cross sections. The Company recovered the old mineralized drill sample pulps from storage and re-assayed a few of them. The presence of gold values was verified in all those samples submitted for re-assay. Phase I geophysical and geochemical surveys are anticipated to better define the fault structures that host mineralized quartz veins. An assessment will then be made on where drilling is warranted to take place during phase II. Several site where old drill holes indicate the downward extensions of quartz vein mineralization are targeted for verification drilling. The wide-spread occurrences of gold mineralization in large, through-going structures, at least four of which have a mining history, justifies the work proposed in Phases I and II.

Mr. Barker’s recommended 2005 exploration program for the Chandalar property is has budgeted cost of  $1.4 million. The combined Phase I and Phase II budgets, which are not contingent on each other, is as  shown in the following table.

Proposed 2005 Chandalar Exploration Program Budget

EXPENSE CATAGORY	$
Planning, Permitting, Hiring	43,000
Equipment Purchases, Leases, Rentals (ATVs, Tractors, Vehicles	166,000
Mobilization/Demobilization and interim charter Air Support	126,000
Contracted Geological and Technician Services	257,000
Contracted Camp Services	153,000
Contracted Aerial Geophysical Survey	150,000
Contracted Geological Studies	36,000
Contracted Drilling Services	115,000
Contracted Assaying Services	122,000
Site Fuel Consumption	35,000
Travel	30,000
Final Analyses and Report	30,000
Sub Total	1,263,000
Company Overhead (Management, Office support, Taxes & Insurance)	137,000
TOTAL	1,400,000

The Company does not have sufficient cash to conduct this 2005 recommended exploration plan at this time.  The Company intends to raise and use equity capital for this exploration (see “Private Placement Offering” below) .. The Company is also in discussions with more senior mining companies regarding a possible joint venture on the Chandalar property.  However, there can be no assurance that the Company will be successful in its plans to raise capital, enter into a joint venture on the Chandalar property, or complete the 2005 field exploration program on the Chandalar property . There is no assurance that should exploration proceed according to the recommended program, it will lead to the discovery and delineation of ore reserves that will conform to the criteria specified in SEC Industry Guide 7 ..

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

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page
Report of Independent Registered Public Accounting Firm	22
Balance Sheets, December 31, 2004 and 2003	23
Statements of Operations for the years ended December 31, 2004 and 2003 and from the date of inception on March 26, 1959 through December 31, 2004	24
Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception on March 26, 1959 through December 31, 2004	2 5 - 30
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and from the Date of inception on March 26, 1959 through December 31, 2004	31
Notes to Financial Statement	32

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

ITEM 13.  EXHIBITS

Exhibit No.	Description
3.(i)	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004 (a)
10.1	Independent Contractor Agreement, dated as of June 30, 2003, between Little Squaw and Richard R. Walters, (a)
10.2	Independent Contractor Agreement, dated as of November 1, 2003, between Little Squaw and Becky Corigliano (a)
10.3	2003 Share Incentive Plan, dated October 11, 2003, and effective January 27, 2004 (a)
10.4	Form of 2003 Share Incentive Plan Stock Option Agreement and Exhibit A (a)
10.5	Private Placement Agreement with Strata Partners (b)
10.6	Orchow Convertible Promissory Note dated January 23, 2005 (b)
10.7	Hallauer Convertible Promissory Note dated January 26, 2005 (b)
23.1	Consent of Independent Mining Expert (c)
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (c)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (c )
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (c)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (c)

_____________________________

(a)

Previously filed in electronic format as an Exhibit to the Company's Form 10-KSB on March 29, 2004 and incorporated herein by reference.

(b)

Incorporated by reference to the Company's Form 10-KSB as filed on March 29, 2005

(c)

Filed herewith.

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

Date:  June 21, 2005

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

/s/ Becky Corigliano

By:  Becky Corigliano

        Chief Financial Officer

Date:  June 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  June 21, 2005

/s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:  June 21, 2005

/s/ James K. Duff

James K. Duff, Director

Date:  June 21, 2005

/s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:  June 21, 2005

/s/ James A. Fish

James A. Fish, Director

Date:  June 21, 2005

/s/ Jackie E. Stephens

Jackie E. Stephens, Director

Date:  June 21, 2005

/s/ Richard R. Walters

Richard R. Walters, Director

Date:  June 21, 2005

/s/ William Orchow

William Orchow, Director