Form 10QSB
period 2005-06-30
LITTLE SQUAW GOLD MINING CO
filed 2005-08-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

 Yes       X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,633,420 shares of Common Stock as of July 31, 2005

Transitional Small Business Disclosure Format (check one); Yes ____     No    X

TABLE OF CONTENTS

                                                                                                                                           Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, June 30, 2005 and December 31, 2004

1

Statements of Operations for the three and  six month periods ended June 30, 2005 and 2004 and from the date of inception on March 26, 1959 through June 30, 2005

2

Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and from the date of inception on March 26, 1959 through June 30, 2005

3

Notes to Financial Statements

4

Item 2:  Managements Discussion and Analysis of Financial Condition or Plan of Operation

6

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

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

June 30, 2005 and December 31 2004

(unaudited)

June 30,

December 31,

2005

2004

ASSETS

Current assets:

Cash

$

35,298

$

32,855

Prepaid expenses

4,651

6,198

Other receivable

               8,025

Total current assets

          47,974

           39,053

Plant, equipment, and mining claims:

Other equipment, net of depreciation

4,018

4,441

Mining and mineral properties

321,041

321,041

Other assets

             3,025

             3,025

Total assets

$

       376,058

$

       367,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

13,166

$

5,020

Accounts payable – related parties

63,628

32,772

Accrued interest

1,500

Notes payable

         100,000

Total current liabilities

         178,294

           37,792

Long-term liabilities:

Accrued remediation costs

          50,000

           50,000

Total liabilities

        228,294

           87,792

Stockholders' equity

Preferred stock; no par value, 10,000,000

shares authorized; no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000

shares authorized; 15,602,020 and 15,364,117

issued and outstanding, respectively

1,560,202

1,536,411

Additional paid-in capital

785,510

752,458

Deficit accumulated during the development stage

     (2,197,948)

     (2,009,101)

Total stockholders equity

         147,764

         279,768

Total liabilities and stockholders' equity

$

       376,058

$

       367,560

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Operations

(unaudited)

From Inception

(March 26, 1959

Three Months Ended

Six Months Ended

Through

June 30,

June 30,

June 30,

2005

2004

2005

2004

2005

Revenue:

Royalties, net

$     398,752

Lease and rental

99,330

Gold sales and other

                   -

                   -

                    -

                 -

         31,441

                   -

                   -

                    -

                 -

$     529,523

Expenses:

Other costs of operations

8,030

Management fees and salaries

$        18,150

$         15,825

$        34,550

$         33,400

986,607

Directors' fees

3,900

2,900

7,000

11,800

259,143

Professional services

52,174

62,752

114,793

130,617

767,402

Other general and administrative

expense

16,404

7,462

22,991

13,020

237,209

Mineral property maintenance

1,633

2,220

3,265

4,440

16,182

Office supplies and other expense

1,453

5,073

2,879

7,207

241,428

Depreciation

211

70

423

70

5,671

Reclamation and miscellaneous

115,102

Loss on partnership venture

53,402

Equipment repairs

          25,170

          93,924

          96,302

        185,901

        200,554

     2,715,346

Other (income) expense:

Interest expense

3,025

3,055

39,356

Interest income

                 (38)

               (235)

               (109)

               (376)

         (27,231)

Total other (income) expense

            2,987

               (235)

              2,946

               (376)

           12,125

Net income (loss)

$

        (96,911)

$

        (96,067)

$

      (188,847)

$

      (200,178)

$ (2,209,948)

Net loss per common share

$

              Nil

$

             Nil

$

             Nil

$

              Nil

$             Nil

Weighted average common

shares outstanding-basic

   15,508,077

   14,974,117

   15,453,097

   14,360,062

    6,575,055

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows (unaudited)

From Inception

(March 26, 1959)

Six Months Ended

Through

June 30,

June 30,

2005

2004

2005

Cash flows from operating activities:

Net loss

Net loss

$

(188,847)

$

(200,178)

$

(2,197,948)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

423

70

6,164

Common stock, warrants, and options

issued for salaries and fees

39,968

11,910

426,562

Change in:

Prepaid expenses

1,547

1,326

(4,651)

Gold inventory

(3,025)

(3,025)

Other receivable

(8,025)

(8,025)

Accounts payable, other

8,146

4,865

13,165

Accounts payable, related party

30,856

83,628

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Accrued interest

1,500

1,500

Convertible success award, Walters LITS

88,750

Accrued remediation costs

               50,000

Net cash used - operating activities

           (114,432)

           (185,032)

        (1,269,107)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional, exploratory, and development

costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional, exploratory, and

development costs

               (4,934)

           (370,342)

Net cash - investing activities

               (4,934)

             316,600

Cash flows from financing activities:

Issuance of common stock, net of offering costs

16,875

288,313

895,979

    Proceeds from notes payable

100,000

100,000

Acquisitions of treasury stock

               (8,174)

Net cash - financing activities

             116,875

             288,313

             987,805

Net increase in cash

2,443

98,347

35,298

Cash, beginning of period

              32,855

              98,834

                        0

Cash, end of period

$

            35,298

$

          197,181

$

             35,298

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

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.

2003 SHARE INCENTIVE PLAN:

During the second quarter of 2005, the Company did not issue any stock options.  The Company’s 2003 Share Incentive Plan (the “Plan) permits the granting of nonqualified stock options, incentive stock options and shares of common stock to employees, directors and consultants.

3.

STOCKHOLDERS’ EQUITY:

Common Stock Issued to a Director

On May 13, 2005, the Company issued one of its directors 112,903 shares of the Company’s restricted common stock in exchange for his services.  As a result the Company recognized $25,968 share based expense for fees estimated by the fair value of the shares issued.

Stock Warrants

Warrants were issued in connection with the Company’s private placement of its common stock, and are exercisable at $0.45 per share ("$0.45 warrants") and expire on September 19, 2005.  On May 18, 2005, directors consented to authorize the Company to reduce the warrant exercise price to $0.25 through June 24, 2005.

The following is a summary of warrants:

	Shares	Exercise Price	Expiration Date
Balance, December 31, 2004	1,036,389	–	September 19, 2005
Warrants exercised in second quarter	(75,000)	0.25
Outstanding and exercisable at June 30, 2005	961,389	0.45
Weighted average exercise of options granted during the quarter ended June 30, 2005			$ 0.25

As a result of the reductions of exercise price 75,000 warrants were exercised during the second quarter yielding net cash proceeds of $16,875.

4.

RELATED PARTY TRANSACTIONS:

In January of 2005 the Company issued three convertible promissory notes (“the Notes”) in order to finance the Company until it is able to raise additional capital.  Two of the Notes were to shareholders for $25,000 and $50,000, respectively, and one of the Notes was to a director for $25,000.  The Notes are dated January 21, 2005, and are payable on demand, or if no demand is made, on July 20, 2005.  The Notes accrue interest at 6% per annum and interest only payments are due on the unpaid balances on the quarterly anniversary dates with the first payment due on April 21, 2005.

The Company has the right to, at any time prior to the maturity date and without notice to convert the Notes into restricted shares of the Company’s common stock and warrants.  The conversion rate is $0.30 per share and includes one warrant per share initially at $0.45.  The exercise price of the warrants escalates to $0.55 and $0.75 in the second and third year from the date of issuance.

On July 20, 2005 all parties to the notes agreed to extend the term of the Notes to an indefinite period until the Company has the financial resources to repay them. In connection with the agreement to extend the term of the Notes the parties also agree that the interest rate on the notes would increase from 6% to 12%. At June 30, 2005 the Company had accrued $1,500 of interest related to the Notes.

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

The Chandalar property is located in the Alaskan arctic approximately 190 miles north of Fairbanks and about 50 miles east of Coldfoot.  In the summer of 2004, Little Squaw Gold conducted a limited geological and surface sampling program on the Chandalar property that identified six new gold-bearing veins as well as eight drill-ready targets.  The total number of known high-grade gold-bearing veins and vein swarms on the property is more than 30.  Results of the 2004 program are described in the Company’s 2004 10-KSB report, as amended. This annual report to the SEC as well as a detailed technical report of the 2004 field work by an independent registered geologist is available on the Company’s website at www.littlesquawgold.com.

On April 11, 2005 the State of Alaska filed a lawsuit against the United States to quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. This action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar is considered to be a material event for the Company. If the State prevails, it would clear the way for possible construction of an all weather road to the Company’s 15 square mile property in the Chandalar gold mining district. Road access would link Chandalar to the state highway road network and would have a substantial positive impact on the future development of any gold deposits the Company may find on its claims.

As disclosed in an 8-K report the Company filed with the SEC on March 1, 2005, the Company entered into a Placement Agent Agreement with Strata Partners LLC, a Washington limited liability company, for Strata Partners to use its best efforts to sell 9,166,666 units of the Company’s securities to accredited investors in a private placement. Proceeds from the sale of the securities were to be used to fund the Company’s 2005 exploration program at Chandalar, acquire additional gold exploration properties and for general corporate purposes.

The private equity placement attempt through Strata Partners was unsuccessful. Despite an extensive and highly professional marketing program, no funds were raised and no securities were issued. The Company terminated the Placement Agent Agreement on July 1, 2005. In doing so and in compliance with the Placement Agent Agreement, 31,400 common shares of the Company were issued to Strata Partners at $0.30 per share as debt settlement for $9,420 in offering expenses incurred by them.

The Strata Partners sales effort targeted institutional funds. Although many institutional fund managers expressed keen interest in the Chandalar property and the equity financing, the funds were in a period of redemptions caused by extremely weak market conditions for natural resource stocks across the board, and for that reason were not able to participate. The Company believes that offering restricted securities (according to SEC Rule 144) in an atmosphere of poor market conditions was the reason for the lack of success.

As also disclosed in the 8-K report the Company filed with the SEC on March 1, 2005, the Company had retained John H. Resing as a consultant to among other things introduce the Company to broker-dealers and assist the Company with negotiating terms for the Strata Partners, LLC private placement financing. Mr. Resing had introduced the Company to Strata Partners, LLC. The Company also terminated Mr. Resing’s consulting contract as of July 1, 2005.

The failure of the Offering through Strata Partners LLC resulted in the Company canceling a substantial field program involving drilling it had planned at Chandalar this summer field season.  Detailed information regarding those plans for the Chandalar exploration program may be found in the Company’s 2004 10-KSB report, as amended. The Company is no longer planning any drilling of the gold prospects on the Chandalar property this year. Instead, the Company has now launched a limited exploration program at Chandalar which continues geologic work on drill targets development with further prospecting of the district for new gold showings.

The Company is planning to undertake another equity financing in the second half of this year. The structure of the anticipated financing has not yet been determined, but it will be significantly different than what had been attempted this last Spring. There can be no guarantee the Company will undertake the planned financing, or if it does the offering would be successful.

As disclosed in an 8-K report the Company filed with the SEC on May 3, 2005, the Company entered into a Finder’s Fee Letter Agreement (the “Agreement”) with Mr. Otto Gold.  Mr. Gold represents only himself, and he is independent of the Company and is not authorized to act as an agent for the Company. Mr. Gold has represented to the Company that he is able to introduce the Company to persons and/or business entities (Investors) which may have an interest in entering into arrangements with the Company to either participate in a private equity financing by the Company and/or in a joint venture development, earn-in or lease of the Company’s Chandalar mining property in Alaska.

The Agreement provides for the Company to pay Mr. Gold a finder’s fee should the it enter into such arrangements with Investors Mr. Gold introduces to the Company. In the event of a private placement, Mr. Gold’s finder’s fee shall be ten percent (10%) of the amount of the proceeds plus common share warrants equal to ten percent (10%) of the value of the financing, priced at a twenty five percent (25%) premium to market and valid for three (3) years. This provision also applies to subsequent financings the Investors may participate in during the two (2) years subsequent to their initial investment. In the event of a business venture on or lease of the Chandalar property, Mr. Gold’s finder’s fee shall be three percent (3%) of the annual amount spent by the Investors for a three (3) year period. In this case, the Company has the option to pay half plus an additional twenty five percent (25%) on that half of Mr. Gold’s finder’s fee in restricted common shares of the Company. The remaining terms, representations, conditions, and covenants contained in the Agreement are similar to those typically found in the mining industry for the payment of finder’s fees.

There is no material relationship between the Company and Mr. Gold other than as set forth in the Agreement.

Financial Condition and Liquidity

On June 30, 2005 the Company had total liabilities of $228,294, and total assets of $376,058.  This compares to total liabilities of $87,792 and total assets of about $367,560 on December 31, 2004.  As of the date of this report, the Company’s liabilities are limited to $100,000 for convertible notes due to a director and other shareholder, $1,500 for accrued interest, $50,000 for environmental clean up, $13,166 in outstanding accounts payable and $63,628 accounts payable – to officers and directors for services (related parties).  The Company is currently attempting to raise money to finance a summer field program at its Chandalar property and other corporate activities.  There can be no assurance that the Company will be successful in its efforts to raise such financing or be able to continue in existence for the upcoming twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrants were issued in connection with the Company’s private placement of its common stock, and are exercisable at $0.45 per share ("$0.45 warrants") and expire on September 19, 2005.  On May 18, 2005, directors consented to authorize the Company to reduce the warrant exercise price to $0.25 through June 24, 2005.  As a result of the reductions of exercise price 75,000 warrants were exercised during the second quarter yielding net cash proceeds of $16,875.

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

REPORTS ON FORM 8-K

Item 1.01  Entry into a Material Definitive Agreement, Dated May 3, 2005

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2005

LITTLE SQUAW GOLD MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President and

Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2005

LITTLE SQUAW GOLD MINING COMPANY

By    /s/ Becky Corigliano

Becky Corigliano, Chief Financial Officer

12