Form 10QSB
period 2005-09-30
LITTLE SQUAW GOLD MINING CO
filed 2005-11-14
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

LITTLE SQUAW GOLD MINING COMPANY

(Exact Name of Small Business Registrant as Specified in its Charter)

ALASKA	001-06412	91-0742812
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3412 S. Lincoln Drive, Spokane WA	99203-1650
(Address of principal executive offices)	(Zip Code)

(509) 624-5831

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,833,420 shares of Common Stock as of October 18, 2005

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, September 30, 2005 and December 31, 2004

1

Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 and from the date of inception on March 26, 1959 through September 30, 2005

2

Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and from the date of inception on March 26, 1959 through September 30, 2005

3

Notes to Financial Statements

4

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

8

Item 3:  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

10

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3:  Default Upon Senior Securities

10

Item 4:  Submission of Matters To A Vote

10

Item 5:  Other Information

10

Item 6:  Exhibits

10

Signatures

11

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

September 30, 2005 and December 31, 2004

(unaudited)

September 30,

December 31,

2005

2004

ASSETS

Current assets:

Cash

$

81,643

$

32,855

Prepaid expenses

11,787

6,198

Other receivable

             3,000

Total current assets

          96,430

          39,053

Plant, equipment, and mining claims:

Other equipment, net of depreciation

3,806

4,441

Mining and mineral properties

321,041

321,041

Other assets

            6,111

            3,025

Total assets

$

       427,388

$

       367,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

11,129

$

5,020

Accounts payable – related parties

80,298

32,772

Accrued interest

3,000

Notes payable

        100,000

Total current liabilities

        194,427

           37,792

Long-term liabilities:

Accrued remediation costs

          50,000

           50,000

Total liabilities

        244,427

           87,792

Stockholders' equity:

Preferred stock; no par value, 10,000,000

shares authorized; no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000

shares authorized; 16,133,420 and 15,364,117

issued and outstanding, respectively

1,613,342

1,536,411

Additional paid-in capital

862,708

752,458

Deficit accumulated during the development stage

    (2,293,089)

    (2,009,101)

Total stockholders’ equity

        182,961

        279,768

Total liabilities and stockholders' equity

$

       427,388

$

       367,560

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Operations

(unaudited)

 From Inception

(March 26, 1959)

Three Months Ended

Nine Months Ended

Through

September 30,

September 30,

September 30,

2005

2004

2005

2004

2005

Revenue:

Royalties, net

$     398,752

Lease and rental

99,330

Gold sales and other

                   -

                   -

                    -

                 -

         31,441

                   -

                   -

                    -

                 -

       529,523

Expenses:

Other costs of operations

8,030

Management fees and salaries

$        13,500

$         15,825

$        48,050

$         49,225

1,000,107

Directors' fees

3,900

6,900

10,900

18,700

263,043

Professional services

51,578

62,996

166,371

193,613

818,980

Other general and administrative

expense

18,838

18,062

41,829

31,083

256,047

Mineral property maintenance

1,947

2,024

5,212

6,464

18,129

Office supplies and other expense

2,226

1,993

5,104

9,200

243,654

Depreciation

211

212

635

282

5,882

Reclamation and miscellaneous

115,102

Loss on partnership venture

53,402

Equipment repairs

          25,170

          92,200

        108,012

        278,101

        308,567

     2,807,546

Other (income) expense:

Interest expense

3,000

6,055

42,356

Interest income

                (59)

              (151)

              (168)

               (527)

        (27,290)

Total other (income) expense

            2,941

              (151)

             5,887

              (527)

         15,066

Net loss

$

        95,141

$

       107,861

$

       283,988

$

       308,040

$  2,293,089

Net loss per common share

$

              Nil

$

             Nil

$

             Nil

$

              Nil

$             Nil

Weighted average common

shares outstanding-basic

   15,835,594

   14,974,117

   15,573,728

   14,564,747

     6,633,063

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows (unaudited)

From Inception

(March 26, 1959)

Nine Months Ended

Through

September 30,

September 30,

2005

2004

2005

Cash flows from operating activities:

Net loss

Net loss

$

(283,988)

$

(308,040)

$

(2,293,089)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

635

282

6,376

Common stock, warrants, and options

issued for salaries and fees

45,306

11,910

431,900

Change in:

Prepaid expenses

(5,589)

(2,544)

(11,787)

Gold inventory

(3,025)

(3,025)

Other receivable

(3,000)

(3,000)

Accounts payable, other

6,109

21,988

11,128

Accounts payable, related party

47,526

100,298

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Accrued interest

3,000

3,000

Convertible success award, Walters LITS

88,750

Accrued remediation costs

               50,000

Net cash used - operating activities

           (190,001)

           (279,429)

       (1,344,676)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional, exploratory, and development costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional, exploratory, and

development costs

               (3,086)

               (4,934)

           (373,428)

Net cash used - investing activities

               (3,086)

               (4,934)

            313,514

Cash flows from financing activities:

Issuance of common stock, net of offering costs

141,875

288,313

1,020,979

    Proceeds from notes payable

100,000

100,000

Acquisitions of treasury stock

               (8,174)

Net cash provided - financing activities

            241,875

            288,313

         1,112,805

Net increase in cash

48,788

3,950

81,643

Cash, beginning of period

              32,855

              98,834

                       0

Cash, end of period

$

            81,643

$

          102,784

$

            81,643

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended September 30, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

2003 SHARE INCENTIVE PLAN:

During the third quarter of 2005, the Company did not issue any stock options.  The Company’s 2003 Share Incentive Plan (the “Plan) permits the granting of nonqualified stock options, incentive stock options and shares of common stock to employees, directors and consultants.

3.

STOCKHOLDERS’ EQUITY:

Common Stock

On July 1, 2005 the Company issued 31,400 shares of common stock to Strata Partners, LLC as reimbursement for $5,338 of expenses incurred on the Company’s behalf in the process of obtaining financing.

Stock Warrants

Warrants were issued in connection with a private placement of the Company’s common stock during 2004, and were exercisable at $0.45 per share ("$0.45 warrants") and expired on September 19, 2005.  On May 18, 2005, directors consented to authorize the Company to reduce the warrant exercise price to $0.25 through June 24, 2005.  As a result, 75,000 warrants were exercised during June of 2005.  There were no warrants exercised in the third quarter and, at September 30, 2005 all outstanding warrants expired, except for the warrants issued in connection with the private placement described below in Item 2.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

4.

RELATED PARTY TRANSACTIONS:

In January of 2005 the Company issued three convertible promissory notes (“the Notes”) in order to provide working capital for the Company until it is able to raise additional capital.  Two of the Notes were to shareholders for $25,000 and $50,000, respectively, and one of the Notes was to a director for $25,000.  The Notes are dated January 21, 2005, and were payable on demand, or if no demand was made, on July 20, 2005.

The Company has the right, any time prior to the maturity date and without notice, to convert the Notes into restricted shares of the Company’s common stock and warrants.  The initial conversion rate is $0.30 per share and includes one warrant per share initially at $0.45.  The exercise price of the warrants escalates to $0.55 and $0.75 in the second and third year from the date of issuance.  On July 20, 2005, all parties to the notes agreed to extend the term of the Notes to an indefinite period until the Company has the financial resources to repay them. In connection with the agreement to extend the term of the Notes the parties also agreed that the interest rate on the notes would increase from 6% to 12%. At September 30, 2005, the Company had accrued $3,000 of interest related to the Notes.

On October 18, 2005 a principal payment of $25,000 was paid on one of the convertible promissory notes in the amount of $50,000 leaving a total balance due of $75,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Chandalar property is located in the Alaskan arctic approximately 190 miles north of Fairbanks and about 50 miles east of Coldfoot.  In the summer of 2004, Little Squaw Gold conducted a limited geological and surface sampling program on the Chandalar property that identified six new gold-bearing veins as well as eight drill-ready targets.  The total number of known high-grade gold-bearing veins and vein swarms on the property is more than 30.  Results of the 2004 program are described in the Company’s 2004 10-KSB report, as amended. This annual report to the SEC as well as a detailed technical report of the 2004 field work by an independent registered geologist is available on the Company’s web site at www.littlesquawgold.com.

On April 11, 2005 the State of Alaska (the plaintiff) filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. This action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar is considered to be a material event for the Company. To date, the State of Alaska has settled with 13 of the 17 defendants either by default or agreement. The principal defendant, the U.S. Secretary of the Interior, has not settled. Negotiations are proceeding. The Alaska State Attorney General’s Office can offer no timetable for the resolution of their complaint.

The Company was unable to move forward with the drilling program planned for the Chandalar property during the summer of 2005 because the Company was unsuccessful in its efforts to raise financing in the first and second quarters of the year due to unfavorable market conditions. However, the Company did accomplish a modest surface exploration of the Chandalar property during the month of July 2005. A small field crew concentrated work on ten of the gold quartz vein prospects, where geologic maps were produced of each and 189 rock, soil and stream sediment samples were taken for analyses.

A good deal of attention was focused on the old reports of quartz vein showings at the Pallasgreen and Drumlummon prospects.  These sites had not been evaluated since their discovery by prospectors early in the 1900s.  At the Pallasgreen, mineralization was found along a multiple quartz vein system for approximately 400 feet.  Soil samples geochemically anomalous in gold and an extensive “iron bleed” zone are indicative of mineralization in this area. The iron bleed, or ferricrete, is considered to be caused by ground water dissolution of buried metallic sulfides and re-participation of the metal ions in the surface hydrologic bleed zone. Additionally, gold in soil values were found about 4,000 feet westward along strike, which will be further evaluated in the coming year as a possible extension of the Pallasgreen veins.

Anomalous soil and rock results were also found in the Drumlummon area and in an unnamed site of vein quartz north of the Pallasgreen. An additional 160-acre state mining claim was located to include this area in the Company’s property holding.

Further prospect definition work at the Pioneer, Crystal and Uranus sites firmly established proposed drill targets at each.

Pre-drilling prospect mapping was also initiated at the Little Squaw, Eneveloe, Grubstake West, Rock Glacier and Summit areas.  Little Squaw quartz vein rubble was traced about 2,500 feet eastward from the known exposures and geologic mapping indicates that at least two mineralized quartz veins continue in that direction.

The two Summit quartz veins were projected about 2,000 feet westward where they are believed to be partially covered by active accumulations of slide rock.  Nevertheless, stream sediment sampling together with deep penetration soil sampling results from sites along and below its projection were highly anomalous in gold.

The Company began routinely ordering the use of metallic screen assaying of samples from gold bearing quartz veins, which had not previously been employed on the Chandalar property. This modern technique mitigates the effect of nugget gold and achieves a more representative and reliable gold assay of the sample.

On August 12, 2005 the Board of Directors of Little Squaw Gold Mining Company authorized a direct private placement offering of 1.2 million Units of its securities at $0.25 per Unit. Each Unit consists of one common share of the Company, and a three-year full share purchase warrant exercisable at $0.30, $0.35 and $0.40 in the respective successive years. The Company had sold 500,000 of the Units during the second quarter and generated proceeds of $125,000. Subsequent to the end of the second quarter, the Company completed the sale of the offering, issuing an additional 700,000 Units to investors. No fees or commissions were paid, and net proceeds to the Company were $300,000. The proceeds of the offering will fulfill working capital needs and will also be used for fees and costs related to further equity or debt financing. Additional working capital is needed to explore and develop the Company’s Chandalar gold property.

The Company is planning pursue another equity financing in the fourth quarter of this year. The structure of the anticipated financing has not yet been determined, but it will be significantly different than what had been attempted this last Spring. There can be no guarantee the Company will actually undertake the planned financing, or if it does the offering would be successful.

Financial Condition and Liquidity

On September 30, 2005 the Company had total liabilities of $244,427, and total assets of $427,388.  This compares to total liabilities of $87,792 and total assets of about $367,560 on December 31, 2004.  As of September 30, 2005, the Company’s liabilities consist of $100,000 of convertible notes due to a director and other shareholder, $3,000 accrued interest, $50,000 for environmental clean up, $11,129 in outstanding accounts payable and $80,298 accounts payable – to officers and directors for services (related parties).  The Company is currently attempting to raise money to finance a summer field program at its Chandalar property and other corporate activities.  There can be no assurance that the Company will be successful in its efforts to raise such financing or be able to continue in existence for the upcoming twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2005 the Company’s Board of Directors authorized a direct private placement offering of 1.2 million Units of its securities at $0.25 per Unit. Each Unit consists of one common share of the Company, and a three-year full share purchase warrant exercisable at $0.30, $0.35 and $0.40 in the respective successive years. The Company sold 500,000 of the Units during the third quarter and generated proceeds of $125,000. Proceeds from the sale of securities were used to finance the Company’s operating capital needs.  In addition, during the third quarter, the Company issued 31,400 shares of its common stock to Strata Partners, LLC as reimbursement for expenses incurred while working with the Company to obtain financing.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On September 13, 2005, the Company was notified of the resignation of Jackie Stephens, a Director of the Company.  Mr. Stephens resigned for personal reasons; there were no disagreements between the Company and Mr. Stephens.

ITEM 6.  EXHIBITS

Exhibit 31.1

Certification of Richard R. Walters, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Becky Corigliano, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Richard R. Walters, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Becky Corigliano, Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2005

LITTLE SQUAW GOLD MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President and

Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2005

LITTLE SQUAW GOLD MINING COMPANY

By    /s/ Becky Corigliano

Becky Corigliano, Chief Financial Officer

11