Form 10KSB
period 2005-12-31
LITTLE SQUAW GOLD MINING CO
filed 2006-03-31
CIK 59860

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [X]

State issuer’s revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price close at close of market on March 1, 2006 of $0.40, the aggregate market value was $9,958,783.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 1, 2006 26,378,420 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  See exhibit table page 70.

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

SEC 2337 (9-05)

Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

GLOSSARY OF TERMS

ADIT:

An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERED ROCKS:

Bedrock wherein the minerals constituting it have been wholly or partially converted to other minerals, commonly chlorite or sericite, by the action or cooking of hot gasses and water (hydrothermal fluids) rising from deep within the earth.

ASSAY:

A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

AUREOLES:

A zone surrounding an igneous or quartz intrusion in which the character of the surrounding rock has been altered by heat and introduced hot liquids.

AURIFEROUS:

Said of a substance or mineral-bearing deposit that contains gold.

BRECCIA:

A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

DEVELOPMENT:

Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DISSEMINATED

ORE:

Ore carrying small particles of valuable minerals spread more or less uniformly through the host rock.

DRIFT:

A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

EXPLORATION:

Work involved in searching for ore, usually by employing the science of geology and drilling or driving a drift.

EXPLORATION

STAGE:

A U.S. Security and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore Reserves and which are not either in the mineral development or the ore production stage.

FERRICRETE:

A soil zone more or less cemented by iron oxide.

FOOTWALL:

The rock on the underside of a vein or ore structure.

FRACTURE:

A break in the rock, the opening of which allows mineral bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

GEOPHYSICAL

SURVEY:

Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

GRADE:

The average assay of a ton of ore, reflecting metal content.

HANGING WALL:

The rock on the over side of a vein or ore structure.

HIGH GRADE:

A subjective term said of rock containing a relatively high ore-mineral content, often in reference to possible ores that are of relatively high value compared to those of medium or low value from within the same mineral deposit or body of mineralization. High grade ores are those generally requiring selective mining methods. As used herein, the term is applied to rock that contains one ounce or more of gold per ton.

HYDROTHERMAL:

Said of magmatic (molten rock) emanations high in water content and the rocks, mineral deposits, alteration products and springs produced by them.

INLIER CLAIMS:

Mining claims of others that lie within, or are enclosed by, a block of many claims owned by another.

LODE:

A mineral deposit consisting of a zone of veins, disseminations or breccias in consolidated rock, as opposed to placer deposits.

LOW GRADE:

A subjective term said of rock containing a relatively low ore-mineral content, often in reference to possible ores that are of relatively low value compared to those of medium or high value from within the same mineral deposit, or body of mineralization. Low grade ores are those often amenable to bulk mining methods. As used herein, the term is applied to rock that contains one tenth ounce or less of gold per ton.

MESOTHERMAL

Said of a mineral deposit formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids at considerable depth within the earth.

METAMORPHIC

ROCKS:

Rocks which have undergone a change in texture and composition as the result of heat and pressure from having been buried deep in the earth.

MILL:

A processing plant that extracts and produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal, recovery being the percentage of valuable metal in the ore that is recovered by metallurgical treatment.

RESERVES:

Identified resources of mineral-bearing rock from which the mineral can be extracted profitably with existing technology and under present economic conditions.

MINE:

An underground or surface excavation for the extraction of mineral deposits.

MINERAL:

A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form, and physical properties.

MINERAL

RESERVE:

The economically mineable part of a measured or indicated mineral resource. Appropriate assessments, often called feasibility studies, have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social, and governmental factors. These assessments demonstrate, at the time of reporting, that extraction is reasonably justified. Mineral reserves are sub-divided, in order of increasing confidence, into probable and proven categories. A probable reserve is the economically mineable part of an indicated (and in certain circumstances, measured) resource. A proven reserve is the economically mineable part of a measured resource.

MINERAL

RESOURCE:

A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is potentially possible.

MINERALIZED

MATERIAL OR

DEPOSIT:

A mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude current economic feasibility to extract it.

MINERALIZATION:

The presence of economic minerals in a specific area or geological formation.

ORE:

Material that can be mined and processed at a positive cash flow under current economic circumstances.

PATENTED

MINING CLAIM:

A mineral claim originally staked on land owned by in the United States Government, where all its associated mineral rights have been secured by the claimant from the U.S. Government in compliance with the laws and procedures relating to such claims, and title to the surface of the claim and the minerals beneath the surface have been transferred from the U.S. Government to the claimant. Annual mining claim assessment work is not required, and the claim is taxable real estate. Mining claims located on State of Alaska lands cannot be patented.

PLACER:

A place where gold or other heavy minerals are or can be obtained by washing sand or gravel. Placer deposits are formed by attrition by river or stream action of the lighter rocks leaving the relatively inert, tough, and heavy minerals in a concentrated layer, generally along the contact of the alluvial material with the underlying bedrock.

PROSPECT:

An area that is a potential site of mineral deposits, based on preliminary exploration. A prospect is distinct from am mine in that it is non-producing.

PROSPECTING:

The search for outcrops or other surface expressions of mineral deposits with the objective of making a valuable discovery.

RECLAMATION:

The restoration of a site to acceptable regulatory standards after mining or exploration activity is completed.

RECOVERY:

The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

RESERVES:

That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

RESOURCE:

The calculated amount of material in a mineral deposit, based on limited drill information.

SEC INDUSTRY

GUIDE 7:

This is the United States’ reporting standard for the mining industry for securities purposes. It is contained in a publication of the United States Security and Exchange Commission (SEC) known as Industry Guide 7, which summarizes requirements for disclosure by mining companies. It defines proven and probable Reserves using its own definitions, and prohibits the disclosure of quantitative estimates for all mineralization other than in those two Reserve categories. Similarly, it restricts disclosure of value of estimates to Reserves only, which the SEC policy generally requires to be on a historic cost accounting basis.

SHEAR OR

SHEARING:

The deformation of rocks by lateral movement along numerous parallel planes, known as faults, generally resulting from stress or pressure and producing such metamorphic structures as cleavage and schistosity.

STRIKE:

The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

TAILINGS:

Fine grained or ground up material rejected from a mill after more of the recoverable valuable minerals have been extracted. Can also mean the waste material resulting from placer mining.

UNPATENTED

MINING

CLAIM:

A mineral claim staked on federal, state or, in the case of severed mineral rights, private land to which a deed from the U.S. Government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. The claim may or may not be subject to production royalties payable to that governing authority. Mining claims located on State of Alaska lands cannot be deeded to the claimant.

VEIN:

A zone or belt of mineralized rock having a more or less regular development in length, width and depth, and lying within boundaries which clearly separates it from neighboring rock.

VEINLET:

A tiny vein, stringer or filament of mineral (commonly quartz) traversing a rock mass of different material, and usually one of a number making a Lode.

LITTLE SQUAW GOLD MINING COMPANY

FORM 10KSB

December 31, 2005

TABLE OF CONTENTS

PART I

7

ITEM 1.  DESCRIPTION OF BUSINESS

7

ITEM 2.  DESCRIPTION OF PROPERTIES

14

ITEM 3.  LEGAL PROCEEDINGS

24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

PART II

25

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

25

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

25

ITEM 7.  FINANCIAL STATEMENTS

33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

60

ITEM 8A.  CONTROLS AND PROCEDURES

60

ITEM 8B.  OTHER INFORMATION

60

PART III

61

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

61

ITEM 10.  EXECUTIVE COMPENSATION

65

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

68

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

69

ITEM 13.  EXHIBITS

70

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

71

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Little Squaw Gold Mining Company (“Company”) is engaged in the business of acquiring, exploring, and developing mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on March 26, 1959.  The Company’s executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203.

At this time, the Company’s only property is an exploration stage property in Alaska referred to as the Chandalar property.  The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle (Map 1).  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  The Company controls an additional 9,566.5 acres (15.6 square miles) of unpatented State of Alaska mining claims consisting of 90 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 9,993 acres, and are being maintained by the Company specifically for the possible development of placer and lode gold deposits (Map 2).  The Company does not intend to conduct mining operations on its own account at this time.  Rather it plans to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then joint venture or sell the properties to qualified major mining companies.  The Company intends to focus its activities only on projects that are primarily gold deposits.

The Company is an exploration stage company.  None of the properties that it owns or controls contain any known ore reserves or mineralized material under the definition of ore reserves under SEC Industry Guide 7.  Although there is a history of past lode and placer production on the Company’s Chandalar property, the property is at an early stage of exploration.  The probability that ore reserves that meet SEC guidelines will be discovered on an individual prospect at Chandalar is slight. The Company has assayed gold mineralization in samples from 28 prospects and five past producing mine sites on its Chandalar property (Map 3). A great deal of further work is required on the properties before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through the Company’s exploration efforts at Chandalar.  There can be no assure that funds expended on the properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC guidelines.

The Company’s management believes the Chandalar property is generally of a better quality than many exploration stage properties of comparable junior mining companies who are its industry competitors.  Management believes the chances of discovering a viable gold deposit are higher on the Chandalar property than is usual in early stage exploration properties based on:

•

past production history,

•

abundance of high grade gold occurrences in outcrops of veins, in old mines, in prospects and in drill holes, and,

•

the fact that the properties have not yet subjected to modern exploration techniques.

Additionally, recent analyses by the Company’s geologic consultants have ascertained the nature of the mineralized quartz veins to be of mesothermal character, which is understood within the mining exploration industry to mean that the mineralizing system should have great vertical extent within the bedrock.

The Company’s initial focus is on exploration and development of its Chandalar property. The arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September. There are many operating mines located elsewhere within North America that are located above the Arctic Circle. Management believes year-round operations at Chandalar are entirely feasible should an exploitable deposit of gold be proven through seasonal exploration and development.  In 2006, the Company’s intends to:

•

Explore the Chandalar property and acquire additional gold exploration properties of merit.

•

Complete the seasonal exploration program on the Chandalar property that was recommended by the Company’s geologic consultant. The focus of that program is on drilling ten prospects with about 10,000 feet of reverse circulation drilling in some 30 holes.  Other high-grade gold-quartz vein targets and their associated low-grade aureoles have also been identified, and will receive further evaluation work along with an area search for additional gold showings.  Exploration of the potentially significant placer deposits at Chandalar will be a secondary priority, and will start with an engineering scoping studying using current data.

•

Acquire additional gold exploration properties in Alaska and elsewhere in the Americas that will allow the Company to conduct field operations year round.

•

Support state and federal industrial development projects that could bring power and a road into Chandalar.

The Company has recently raised sufficient funds by sales of its own equity capital to achieve these intentions.

The Company’s principal asset is its ownership of the Chandalar property, which controls most of a historic mining district known as the Chandalar mining district. It consists of contiguous patented federal mining claims and unpatented State of Alaska mining claims totaling 9,993 acres (15.6 square miles). The patented ground holds the most important of the presently known gold-bearing structures. The Chandalar property is currently at the exploration stage.  The Chandalar district has a history of prior production, but there is no current production, except for some small-scale placer operations by an independent miner, Mr. Delbert Ackels, on inlier claims of the Company’s claim block (Map 2).

During 2004, the Company contracted the services of an independent geological consulting company, Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska to review and analyze previous work done on Chandalar. The report was commissioned in February and completed in May, and is titled “Gold Deposits of the Chandalar Mining District, Northern Alaska: An information Review and Recommendations”. This technical review is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.  Pacific Rim concluded that the gold mineralization at Chandalar is mesothermal, which can be described as formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids.  Largely because of that, the property is believed to have multi-million ounce gold discovery potential.  Pacific Rim recommended an initial exploration program to better assess the gold lodes and the placer gold deposits at a cost of about $1.4 million.

MAP 1.  Location of the Chandalar mining district showing principal mines and prospects.

A preliminary field program to follow up on the work recommended by Pacific Rim was completed in two phases during the 2004 summer field season by James C. Barker, a certified professional geologist licensed to practice in Alaska and under contract to the Company. Mr. Barker was one of the two co-authors of the Pacific Rim report.  The 2004 field work and subsequent data analyses and reporting were completed at a cost of about $77,000. A detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.

The first phase of the exploration program ended a twenty year hiatus of hard rock exploration on the property and involved a photo geologic lineament study, expansion of the claim block to catch outlying vein showings and reconnaissance sampling.  The lineament study identified fifty-nine sites thought to be favorable for discovery of mineralization. The second phase of the 2004 season’s program identified six new gold-bearing quartz veins, bringing the total number of known gold-bearing quartz veins and quartz vein swarms on the Chandalar property to more than 28.

Mr. Barker was again retained to carry out a surface exploration program during the 2005 summer field season. This program was of a more modest nature than previously because of shortage of funds, lasting only the month of July. In all, 189 exploratory samples of stream sediments, soils and rock chips were taken, and a series of ten prospect maps were upgraded. This program was completed at a cost of approximately $58,000.  A detailed technical description of the activity and results are contained in a January 2, 2006 report by Mr. Barker titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.

Subsequently, on January 10, 2006, the Company entered into a management consulting contract with Mr. Barker designating him as the Project Manager for the 2006 Chandalar exploration program. See page 67, below Item 10 Executive Compensation.

The Company now has funds to continue its methodical exploration of the Chandalar gold mining district by using geochemical and geophysical surveys over the extensively soil covered terrain, to continue building a suite of exploration drill targets and to conduct an initial drill test of at least ten of those targets (Map 3).

LITTLE SQUAW GOLD MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
Big Squaw Creek
Little Squaw Creek
McNett Fork Creek
Exploration Camp
Little McLellan Creek
Mill
Creek
Tobin
Big Creek
T 32 N
T 31 N
R 4 W
R 3 W
LEGEND
LSGMC-Patented federal claims subject to 2% royalty
LSGMC-Traditional state 40 acre claims subject to 2% royalty
LSGMC- Claims purchased from prior management-not subject to 2% royalty
LSGMC-Super MTRSC 160 acre state claims not subject to 2% royalty
Del Ackels state MTRSC 40 acre claims, not held by LSGMC
Airstrip
CLAIM-Ack no num 3-15-06.cdr, 3/15/06

MAP 2.  The Company’s mining claims in the Chandalar mining district.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced about 85,000 ounces of gold mainly from placer deposits, but also from high-grade gold-quartz veins.  The Company was incorporated in 1959 for the purpose of acquiring the gold mining properties of the Chandalar mining district.

Operations of the Company during the 1960's resulted in the development of a mining camp, a mill, several airstrips, and development of a small amount of what were then considered to be ore reserves ( non compliant with the definition of ore reserves under SEC Industry Guide 7) in underground workings.

In 1972 and 1976, all of the lode mining claims in the Chandalar district were acquired by the Company except for seven 40-acre unpatented state claims. In 1978, the Company acquired all of the placer mining claims in the Chandalar district.  During 2003, the Company purchased the seven 40-acre unpatented state mining claims in exchange for 350,000 shares of the Company’s common stock.  In September of 2003, the Company staked 55 state unpatented mining claims; in 2004 the Company staked 8 additional unpatented state mining claims; and, in 2005, the Company staked one more unpatented state mining claim, thereby increasing the total size of the Chandalar property to 9,993 acres (15.6 square miles).

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and development and gold production.  The quartz lodes were last worked from 1979 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au).  The material was extracted from surface and underground workings on three of four mineralized quartz structures from within the patented federal mining claims owned by the Company.  Recorded placer gold production of the Chandalar district is 76,270 ounces. The Company’s lessees produced 15,735.5 ounces of that total amount of placer gold between 1979 and 1999. All production of native (or raw) gold on the property has been of 845 fineness (1,000 fine is pure gold). The raw gold is a natural alloy containing about 85% gold, 14% silver and 1% copper. The unpatented claims are located on property that was formerly all owned by the Federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.  By that date the Company had converted all previously held unpatented federal mining claims into unpatented state mining claims.

In November of 1989 and May of 1990, the Company entered into a ten year mining lease with Gold Dust Mines, Inc. (“Gold Dust”) for all of the Company’s placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of $7,500 per creek drainage mined to be paid to the Company plus a ten percent (10%) royalty of all raw placer gold production to be paid in kind. Two points of the 10% royalty were to be paid directly to the underlying royalty interest holders (i.e. former management), and was to consist of the coarsest and largest nuggets of all gold produced. The Company received the remaining 8% of the gold royalty. During 1998 and 1999, Gold Dust’s placer mining lease was limited to Big Creek. There was no mining conducted in 2000, 2001, 2002 or 2003.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to the Company in the amount of eleven ounces of gold nuggets was also not paid.  In February 2000, the owners of Gold Dust, Mr. and Mrs. Delbert Ackels (guarantors of Gold Dust’s obligations to the Company) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. The Company’s mining lease with Gold Dust was the sole asset of Gold Dust.

During the spring of 1990, Gold Dust (the lessee) transported about $2.6 million in capital equipment to the Company’s Chandalar mining claims over the winter haul road from Coldfoot, located on the Alaska pipeline highway.  This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment.  Gold Dust began placer mining on Tobin Creek, and continued operations there until 1993.  During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages.  In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek drainages. During 1996, a lease amendment was entered into between Company, as lessor, and Gold Dust Mines, as lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease. During 1996 to 1999, these placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

During 1988, the Company hired a State of Alaska registered professional mining engineer on a consulting basis to compile historical information on the entire 100-year-old Chandalar placer and lode gold mining district.  His comprehensive report was completed in January 1990.  Many of the historical facts about the Chandalar district and the Company’s property (including some of the gold production statistics) that are intermittently mentioned in this document, particularly in Item II "Description of Property", were in part obtained from this engineer’s report.  He is now deceased; however, interested parties may obtain a copy of his report from the Company by written request.

In the late summer of 1997, a placer mining lease was executed by the Company with Day Creek Mining Company, Inc., an Alaskan corporation.  The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. It did not include the Big Creek and St. Mary’s Creek drainages. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results down stream from the Mello Bench on Little Squaw Creek.  Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated by the Company giving a declaration of forfeiture to the lessees in February of 1999. Lessee has not contested the declaration of forfeiture.

The Company allowed some of its state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. The individual who had owned Gold Dust Mines, Inc. (Mr. Ackels) continued to do the annual assessment work on the remaining claims on behalf of the Company through the year 2002. In July of 2003, Mr. Ackels located state mining claims on his own behalf in the areas previously vacated by the Company. Mr. Ackels’ claims are now inliers to the Company's mining claim block, and he conducts seasonal placer mining operations on those claims, including a significant operation on Big Creek during 2005 which, pending a survey of claim corners, may encroach on one of the Company’s claims. The Company intends to maintain and, if needed, defend its claimholder rights.

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

During 2004, the Company staked additional claims at Chandalar and completed a two phase summer field program, which was conducted by a certified professional geologist who is an independent consultant and licensed to practice in the State of Alaska. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found as described in Item 2 of this report.

During 2005, the Company staked another claim, and completed a modest prospecting and geologic mapping program, which was limited by the Company’s then lack of funds.

Total recorded production from the Chandalar district is about 85,000 ounces of gold (845 fine), although actual historic production was probably much greater than the recorded production.  Recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 7,692 ounces from the Mikado and Little Squaw mines combined, and 1,347 ounces from the Summit mine.  A total of 75,636 ounces of gold came from placer deposits.  Most of the placer production was derived from the Big Creek and Little Squaw Creek drainages, with some additional production from the Tobin Creek drainage.

The long term potential for the Chandalar mining district lies in the development of the gold quartz lodes that will initially require a substantial drilling exploration commitment.

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

Employees

The Company has no employees at this time. The Company relies on consulting contracts for its management and administrative personnel needs, including the persons who act as President/Chief Executive Officer and Vice

President.  These contracts will expire on December 31, 2006 and January 31, 2007, respectively, unless renewed by the compensation committee of the Company’s board of directors.  The contract with the Chief Financial Officer/Secretary/Treasurer expired on February 17, 2006 with that individual’s resignation.  The Company has three additional management consulting contracts that became effective in the first quarter of 2006 and terminate on December 31, 2006.

The Company has established accounts with the State of Alaska to enable it to process payrolls to meet its 2006 Chandalar project field labor needs.  The first of approximately ten hourly paid employees is scheduled to begin work in the first week of May 2006.  These are seasonal jobs that are all expected to be terminated by October 2006.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically re-evaluated at that time.

Environmental Risks

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to it and could have a material adverse effect on the Company’s financial condition.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

The Company’s Chandalar property contains an inactive small mining mill site with tailings impoundments, last used in 1983.  The mill was capable of processing 100 tons of ore feed per day.  A grand total of 11,918 tons were put through the mill, and into two small adjacent tailings impoundments.  A December 19, 1990 letter from the Alaska Department of Environmental Conservation (“Alaska D.E.C.”) to the Division of Mining of the Department of Natural Resources (“Alaska D.N.R.”) states, ”Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to the Company in a letter dated December 24, 1990.  The Company subsequently reclaimed the tailings impoundments, and expects that no further remedial action will be required. Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces. Concerning a related matter, the Alaska D.E.C. has identified a small area of low-level mercury contamination in a graveled staging area next to the mill and has designated it to be a medium priority assessment site in its state contaminated sites database. The Company has accrued a $50,000 expense liability to execute a remediation plan proposed by the Company and approved by the Alaska D.E.C. (See Note 7 to the Company’s audited financial statements dated December 31, 2005, page 56). Other than this minor mercury contamination, the Company knows of no matters of concern to the Alaska D.E.C. regarding the Company’s and the Company’s predecessors’ exploration and production activities on the properties.

Title to Properties

The Company’s only mining property (Chandalar) lies on Alaska state land, except for the patented mining claims owned by the Company. The major portion of the Company’s property consists of State of Alaska unpatented mining claims. The validity of unpatented state mining claims is often uncertain, and such validity is subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims, which are real property interests that are owned in fee simple.  An important part of the Company’s property is patented federal mining claims held in fee simple.

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

The Company’s management has done a title chain search of the Company’s patented federal mining claims.  Management believes the Company is the owner of the private property, and that the property is free and clear of liens and other third party claims except for a 2% mineral production royalty held by former management.

The Company has attempted to acquire and maintain satisfactory title to its undeveloped Chandalar mining property, but the Company does not normally obtain title opinions on its properties in the ordinary course of business, with the attendant risk that title to some or all segments the Company’s properties, particularly title to the State of Alaska unpatented mining claims, may be defective.

Alaska Taxes Pertaining to Mining

Alaska has tax and regulatory policies that are widely viewed by the mining industry as offering one of the most favorable environments for new mines development in the United States. The mining taxation regime in Alaska has been stable for many years. There has been discussion of taxation issues in the legislature, but no changes have been proposed that would significantly alter the current state mining taxation structure. Although management has no reason to believe that new mining taxation laws which could adversely impact Chandalar property will materialize, such event could and may happen in the future.

ITEM 2.  DESCRIPTION OF PROPERTIES

Chandalar Property

Location and Access

The Chandalar mining district lies north of the Arctic Circle at about 67°30' latitude.  The district is about 190 air miles north of Fairbanks and 48 air miles east-northeast of Coldfoot, an important road traffic service center on the Dalton Highway.  The Dalton Highway, which parallels the Trans Alaska Pipeline, is a major highway link to the Prudhoe Bay oil fields on Alaska’s North Slope (Map 1).

Access to Chandalar is either by aircraft from Fairbanks, or overland during the winter season via a 55-mile-long trail from Coldfoot to Chandalar Lake and then by unimproved road to Tobin Creek on the Company’s property.  Multi-engine cargo aircraft can land at the state maintained 4,700 foot airfield at Chandalar Lake or at the Company’s 3,700 foot Squaw Lake airstrip.

All-weather road access to the Company’s property would have dramatic positive economic impacts on the exploration for and development of any gold deposits the Company may find on its claims.  On April 11, 2005 the State of Alaska (the plaintiff), after due notice, filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. The Company considers this action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar to be a material event favorable to the Company should the state succeed in its lawsuit. Current access to the Company’s Chandalar property is only either by winter ice trail over this route, or by aircraft to airstrips located on the property.  To date, the State of Alaska has settled with fourteen of the seventeen defendants either by default or agreement. The principal defendant, the U.S. Secretary of the Interior, has not settled. Negotiations are proceeding.  On December 8, 2005 a U.S. District Court judge for the District of Alaska issued a Schedule and Planning Order for the pre-trial development of the case. It specifies a time table during 2006 for the disclosure of all documents and witnesses, and motions to add other parties. It further states that all discovery must be completed by February 1, 2007, and any dispositive motions must be filed by March 2, 2007. When the time allowed for discovery and motion has passed, and all dispositive motions have been ruled upon, the Court will call upon the parties to certify that the case is ready for trial. The Company believes this will happen in the late Spring of 2007, pending lack of a pre-trial settlement. The Order contains an estimate this case will require ten days for trial by jury.

The Chandalar district is situated in rugged terrain just within the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks. The region has undergone glaciation due to multiple ice advances originating from the north and while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation.  The district is characterized by deeply incised creek valleys that are actively down-cutting the terrain.  The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion.  Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms. Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys.  The higher elevations are characterized by artic tundra.

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

Mining Claims

At Chandalar, the Company currently owns in fee twenty-one 20-acre patented federal lode claims, one 15-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, the Company holds twenty-six 40-acre unpatented State of Alaska claims lying largely within sixty-three 160 acre unpatented state claims.  The mining claims were located to cover most known gold bearing zones within an area approximately five miles by five miles.  The total land position amounts to 9,993 acres (15.6 square miles) consisting of 426.5 acres of patented claims and 9,566.5 acres of unpatented claims.  The claims are contiguous and form a single block that comprises the Company's only mining property at this time (Map 2).

Holders of State of Alaska unpatented mining claims are required to complete a minimum amount of annual labor on each claim and to additionally pay an annual rental on them. In the case of a claim block or group where the claims are adjacent, the total amount of required annual labor is determined by multiplying the number of claims by the amount required for an individual claim, and the excess value of labor expended on any one or more of the claims can be applied to the labor requirements on the other claims within the block or grouping. The amount of required annual labor work varies with the size and type of mining claim and the amount of annual rental payable varies with the size, type and age of the claim. Labor expenses in excess of the annual requirement can be carried forward as a credit for up to four years. However, in the case of the Chandalar property, the Company has chosen to carry forward any excess value credit separately for each of the two types of state claims. Also, the holder of a state mining claim may make a cash payment to the state equal to the value of labor required in lieu of doing the assessment work.

The annual labor requirement for the Company’s Chandalar holdings is $100 per 40-acre claim and $400 per 160-acre claim. Currently, the combined annual labor requirement for the Company’s claims is $28,200.

In the 2003/2004 assessment year, which ended on August 31, 2004, the Company spent $46,970 on work that qualified for annual labor requirements. The Company’s combined excess value credit for the two types of claims was $54,595, with $14,400 expiring on September 1, 2005, $18,425 expiring on September 1, 2006, and $5,073 expiring on September 1, 2008.

In the 2004/2005 assessment year, which ended on August 31, 2005, the Company spent $73,072 on work that qualified for annual labor requirements. The Company’s combined excess value credit for the two types of claims was $88,067, with $18,425 expiring on September 1, 2006, $5,073 expiring on September 1, 2008, and $64,569 expiring on September 1, 2009.

The annual rental fee for the Company’s unpatented state mining claims is $130 for the 40-acre claims and $100 for the 160-acre claims. The total annual rental obligation for the Chandalar property is currently $9,705, and the rental fees are fully paid through November 30, 2006.

The total current annual combined mining claims assessment work and rental holding costs for the Company’s Chandalar property are $37,905, which are included in mineral property maintenance expense and professional services expense on the Company’s Statement of Operations. The Company’s private property (patented mining claims) does not lie within any borough and is not subject to any property tax levies.

Former management of the Company holds a mineral production royalty reservation on portions of the Chandalar property. It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production.  The royalty on placer gold production is an “in kind” royalty to consist of the coarsest and largest of all gold produced.  All of the patented federal mining claims are subject to this royalty as are 19 of the 90 unpatented state mining claims. The royalty is applicable to about 1,185 acres of the 9,993 acre property.  The Company has an option agreement to purchase the royalty for a one time cash payment of $250,000.  The option terminates on June 23, 2013, if not exercised on or before that date.

Geology and Previous Exploration and Development

Lode gold occurs at Chandalar as high-grade quartz veins within large northwest trending shear zones in Paleozoic schists.  To date, 32 gold-bearing quartz veins or swarms of gold-bearing quartz veins have been identified on the property (Map 3 with Table).  The quartz veins are classified as being mesothermal of metamorphic orogenic origin.  Mesothermal vein systems commonly have great vertical range.  At Chandalar the vertical extent of the gold mineralization is known to be in excess of 1,500 feet.  The gold-bearing quartz veins are typically one to six feet thick, with exceptional thicknesses of up to twelve feet in parts of the Mikado mine.  Portions of some of the veins where they display a ribbon appearance are very of particularly good gold grade, often in the multi-ounce per ton range.  Some of the veins are known to be more than a thousand feet long, and occur intermittently along laterally extensive shear zones.  The Mikado shear, for example, has been identified over a strike length of six miles.  A thick blanket of frozen soil, rock scree and talus and landslides covers an estimated 80% to 90% of the property, largely concealing the gold-quartz veins making exploration and discovery challenging.

LITTLE SQUAW GOLD MINING COMPANY
LODE PROSPECTS
1 CRYSTAL
2 BIG SQUAW
3 PIONEER
4 PALLASGREN
5 GRUBSTAKE
6 GRUBSTAKE EAST
7 PROSPECTOR EAST
8 INDICATE - TONAPAH
9 CHANDALAR
10 JUPITER
11 BONANZA
12 DRUMLUMMON
13 ST. MARY'S
14 STAR GROUP
15 STAR NO. 3
16 SHAMROCK
17 WILDCAT
18 JACKPOT
19 WOODCHUCK
20 LITTLE KISKA
21 PEDRO
22 GRUBSTAKE WEST
23 BIG CREEK BOWL
24 MERCURY
25 ROCK GLACIER
26 BIG TOBIN
27 URANUS
28 McLELLAN
MINES
LODE PROSPECTS
PLACER PROSPECTS
DRILL TARGET
LODE PROSPECT, TRENCHES & PITS
ALL WEATHER MINE ROAD
WINTER TRAIL
Squaw Lake
Little Squaw Lake
Squaw Lake Airstrip
Spring Creek Millsite
LITTLE SQUAW PLACER MINE & DEPOSIT
CHANDALAR EXPLORATION CAMP
LITTLE SQUAW MINE
ENEVELOE MINE
TOBIN CREEK PLACER MINE
SUMMIT MINE
MIKADO MINE
BIG CREEK PLACER MINE
McNett Fork
Big Squaw Creek
Little Squaw Creek
Crystal Peak
Little Squaw Peak
McLellan Creek
Little McLellan
Woodchuck Cr
Tobin Creek
Mill
St. Mary's Pass
McLellan Pass
McLellan Peak
Tobin Airstrip (washed out)
Big Creek Airstrip
T. 32 N.
T. 31 N.
R. 4 W.
R. 3 W.
R. 3 W.
R. 2 W.
0 2000 4000 6000 8000 10000
FEET
PROS MAP DH TARG.cdr. 3/18/06

Map 3 -  Mines and prospects of the Chandalar mining district, with 2006 drill targets.

The Company’s patented lode mining claims contain the most important gold-bearing structures in the district, so far as is now known.  Although high-grade gold showings in the Chandalar district have long been recognized in published literature, exploration and development work necessary to establish the extent of mineralization has never been accomplished.  The principal evaluation work done in the past on the lode deposits was done on the Mikado, Summit, Little Squaw, and Eneveloe-Bonanza vein mines by lessees in the late 1970’s early 1980’s.  Each of these veins has been minimally developed by several hundred feet of underground workings aggregating almost 2,000 feet in all.  Limited surface work in the past within the district established the existence of gold-bearing zones on other prospects similar to the veins found at these mines.  Sufficient development work has never been accomplished on any of the veins and gold-bearing zones to define the presence of ore reserves that meet the criteria of SEC Industry Guide 7.

Drilling of the veins by previous operators is either extremely limited or, in most cases, non-existent.  A low-grade gold aureole commonly occurs around the high-grade gold-quartz veins where chloritically and sericitically altered rocks contain stockworks of quartz veinlets.  These aureoles, which extend outwards as much as 100 feet, have never been tested for low-grade bulk tonnage mining potential.  The Company has identified several targets that may host high-grade gold-quartz vein deposits or bulk tonnage deposits, and substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

2004 and 2005 Field Programs

During the 2004 summer field season, the Company conducted a reconnaissance surface and underground sampling program on the property. A deep soil sampling technique developed by the Company was employed to identify gold anomalies that may reflect hidden gold-quartz veins.  The highlight of the exploration was the re-discovery of the historic Pioneer prospect.  The Pioneer quartz vein is partially exposed in some old trenches and prospect pits. The Pioneer prospect, which is associated with a major shear zone at least three miles long, contains very high-grade gold values of unknown extent.  A channel sample across the vein assayed 2.30 ounces of gold per ton (oz Au/t) over a width of 2.5 feet.

The 2004 summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. The study was done by BlueMap Geomatics Ltd. located in Vancouver, British Columbia. The gold bearing quartz veins on the property occur within large shear zones or faults that form lineaments.  Major structural intersections may be a controlling factor in the emplacement of the gold mineralization. BlueMap Geomatics identified numerous pronounced linears that they interpreted to represent deep-seated faults. This work was useful in defining sites for follow up exploration in 2005 that resulted in two new prospects (Rock Glacier and Prospector East.)

Similar surface prospecting work and mineralization site appraisals continued during the summer of 2005, although at a lower level of activity for lack of sufficient funding.  A summary description of the principal mines and prospects examined during the 2004 and 2005 summer field seasons is shown on Map 3, and are represented in the Table below. The samples described in the paragraphs below and in the prospect descriptions and in the Table were collected by the Company unless otherwise indicated.  The samples typically consist of five to seven pounds of rock fragments collected on the surface or on the dumps of old workings or from within old prospect pits.  Each sample consists of between twelve and twenty dollar size rock chips or fragments. The sampled material is primarily of vein quartz or rocks containing quartz veinlets.  The samples were assayed by ALS Chemex USA Inc. in Sparks, Nevada using fire assays with a gravimetric finish for gold.  (ALS Chemex operates under ISO certification and is a global provider of assays to mineral exploration and mining companies.) The samples are preliminary and strictly of a reconnaissance nature.  In many cases the samples were not taken across the full width of the quartz veins, and therefore the samples do not represent a quantitative measurement of the gold content of the veins, nor should they be interpreted to indicate that mineralization is present in a quantity and grade that would represent an economically viable ore deposit.  Substantial additional sampling and geological and engineering work would have to be completed to confirm the presence of proven and probable reserves that meet SEC standards, and no assurance can be given that any such reserves will eventually be defined.  Soil samples taken by the Company and reported below are strictly of a reconnaissance nature.  The soil samples were taken by hammering a hollow steel pipe (split set rock bolt) about five feet into the ground. Then material from the last one to two feet inside the pipe was collected and submitted to ALS Chemex for geochemical analysis using atomic adsorption methods.

TABLE OF THE MINES AND PROSPECTS OF THE COMPANY’S HOLDINGS IN THE CHANDALAR MINING DISTRICT

Map No.	Prospect

Comments (1)

Au = Gold; Ag = Silver; ounces of gold per ton = oz Au/t

(Detailed prospect descriptions can be found in the “Chandalar Mining District Summary of Field Investigations 2004 Phase I & II” and the “Chandalar Mining District, A Report of  Findings and Recommendations, 2005” reports, both of which are posted on the Company’s website:  www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu)

1	Crystal

4 to 6 veins 6 to 9 feet wide are present with gold-bearing ribbon zones; 4.5 tons @ 45 oz Au/t produced in 1908 according to historic reports in the Company’s possession;  high grade gold values are confirmed by the Company’s sampling

2	Big Squaw	channel sample across 12-ft. quartz vein with trace gold
3	Pioneer

mineralization hosted in shear zone; two channel samples across different portions of the vein collected by the Company assayed 2.30 oz Au/ton across 2.5 ft. and 0.82 oz Au/ton across 3.0 ft.; vein traced 2,000 ft. by soil samples and quartz float train; a sample of quartz float assayed 1.37 oz Au/t

4	Pallasgren

continuous chip samples by the Company across a  30-ft. wide quartz outcrop show strongly geochemically anomalous gold; random samples of a quartz vein exposed in a nearby prospect pit assayed 0.39 oz Au/t; associated soil sample assayed 1.91 ppm Au; massive iron bleed below quartz zone into creek

5	Grubstake	a 1981 sample from 1.6 ft. quartz vein assayed 0.32 oz Au/ton according to records in the Company’s possession
6	Grubstake East

caved adit explored quartz vein with mineralized vein material found in the mine dump;   sampling by the Company verified the presence of anomalous gold in quartz; one sample from dump assayed 0.17 oz Au/t

7	Prospector East	3-ft. quartz vein exposed intermittently by pits for about 400 ft.; samples taken by the Company show highly anomalous silver associated with galena
8	Indicate-Tonapah

several large quartz veins and numerous old small mine workings and stamp mill sites; old unverified assays show strongly anomalous gold values; Company chip sample across one 10 foot vein assayed .02 ppm Au; Company’s random sample of nearby old stamp mill feed assayed 0.74 oz Au/t

9	Chandalar

vein parallel to Eneveloe vein; reports in the Company’s possession include a 2-ft. channel sample from a 6-ft. vein that assayed 2.26 oz Au/ton; a 1.5-ft. channel sample collected by the Company across a 5-ft. vein assayed 1.1 oz Au/ton

10	Jupiter

a 10-ft. quartz vein is exposed in road cut with disseminated sulfide minerals, and a second vein discovery was reported in 1981; the Company took a sample across the 10-ft. that assayed 0.11 oz Au/ton

11	Bonanza	three continuous channel samples collected by the Company of a 9-ft. zone of quartz, schist and clay assayed 0.5-ft. at 0.06 oz Au/ton, 3.0-ft. at 0.06 oz Au/ton and 6.0-ft. at 0.10 oz Au/ton
12	Drumlummon

reports in Company’s  files refer to  several veins and gold-bearing quartz; apparently no further work has been done since early 20th century; Company found limonitic quartz breccia float associated with hydrothermally altered rocks; four samples of quartz float all anomalous in gold

13	St. Mary's	reports in Company’s possession indicate 0.24 oz Au/ton from an 11-ft. thick vein and fault; three Company samples show traces of gold; placer gold deposit mined out below vein
14	Star Group	several veins; old unverified assays with one of 1.34 oz Au/ton, and 1981 trenching program reported trace to 0.74 oz Au/ton; vein can be traced for 4,000 ft.
15	Star No. 3	reports in Company’s possession include a trench sample of 0.24 oz Au/ton across a 3.5-ft. vein; Company has not yet verified
16	Shamrock	Samples collected by the Company indicate anomalous values of gold
17	Wildcat	Poorly exposed quartz vein at least 6-ft. thick with no visible mineralization
18	Jackpot	a tunnel exposes a 1.5-ft. vein of ribbon quartz; a reconnaissance of vein material collected by the Company on the dump assays 1.97 oz Au/ton
19	Woodchuck	a 3- to 6-ft. vein exposed in shaft; records in the Company’s possession indicate highly anomalous gold values

20	Little Kiska	records in the Company’s possession indicate presence of gold and antimony; pending Company verification
21	Pedro	records in Company’s possession indicate presence of gold; a quartz vein can be seen on high slope, but has not yet been investigated
22	Grubstake West	reports in Company’s possession of old prospect pit with gold mineralization in quartz; Company remains to verify
23	Big Creek Bowl	numerous boulders of sulfide-quartz vein traced for 800 ft. indicate several mineralized quartz veins
24	Mercury	a 2-ft. quartz vein the Company found on the high ridge west of Big Squaw Creek; possible west extension of the Eneveloe veins that assayed 0.01 oz Au/t
25	Rock Glacier

large area of vein and associated rock occurs on a rock glacier that gouges the valley bottom of Little Squaw Creek where a number of quartz veins and shear zones intersect valley bedrock; ten random samples taken by the Company of the glacial quartz debris assayed an average of 2.38 ppm Au; 27 of 31 soil samples taken from glacial debris source area highly assayed anomalous in gold (Map 4); four gold-bearing veins indicated under soil cover

26	Big Tobin	soil sampling by the Company defines a gold-arsenic anomaly & possible presence of a concealed quartz vein
27	Uranus

historic reports in Company’s possession indicate presence of  two quartz veins exposed in two prospect pits; the site was relocated by the Company and a reconnaissance sample collected by the Company of loose quartz vein material in one caved-in prospect pit assayed 1.47 oz Au/t; a 6-foot continuous chip sample across a quartz vein exposed in the second prospect pit assayed 0.40 oz Au/t; the Company has taken four soil samples along a 500-foot quartz float train that are anomalous in gold

28	McLellan

old unreported prospect pits discovered by the Company; 4 to 6 veins present; reconnaissance sampling by the Company of one of  the veins in an old trench assays 1.10 oz Au/t: several gold anomalous soil samples taken in the vicinity

Little Squaw Mine

according to records in the Company’s possession  about 380 tons of development material were produced at a grade of 1.65 oz Au/ton; drill intercepts, including one of 10 ft. at 0.66 oz Au/ton, show deeper underlying untested mineralization

	Mikado Mine	gold occurs within fractured rock and quartz lenses of a shear zone; according to records in the Company’s possession past production totaled 10,418 tons at a grade of 0.99 oz Au/ton
Summit Mine

at least two gold-quartz veins are present; according to records in the Company’s possession, 142 tons of development material were produced at a grade of 4.82 oz Au/ton; overall, a total of 1,401 tons at 1.29 oz Au/ton were produced; drill hole records show more veins were cut beneath the mine workings – DDH 82-7 intercepted 5 feet @ 1.0 oz Au/t

Eneveloe Mine

at least two gold-quartz veins are present;  according to records in the Company’s possession, a zone of 1.0 oz Au/ton or greater was encountered on both levels of 1982 vintage tunnels, but there is no record of production; three 1982 drill hole intercepts contain significant gold values and indicate extensions of the veins

Little Squaw Placer Mine

according to information in the Company’s possession reported production from drift mining on Mello Bench is 29,237 oz gold at a grade of 0.96 oz Au/cubic yard; 10.6 oz gold nugget recovered; significant volumes of unmined gold-bearing gravel remain

(1)  Values shown in this column include only samples collected by the Company in 2004 and 2005 as channel samples or representative chip samples.   Assays were performed by ALS Chemex.

Summary of Prospects

Set forth below is a summary of the Company’s material prospects

•

Little Squaw Vein: This gold-quartz vein is partially explored by trenches and two short tunnels decades old. According to records in the Company’s possession, previous operators defined an existing shoot of mineralized material containing approximately 2,000 tons at a grade of 1.55 oz Au/t. A reconnaissance sample taken by the Company from a quartz vein exposed in one of the trenches assayed 5.24 oz Au/t. Channel sampling by the Company in a tunnel below that trench yielded 19.98 oz Au/t over 3.54 feet of true width. This sample run includes a 0.84 foot interval of “ribbon quartz” that assays 89.12 oz Au/t with 15.85 oz Au/t. Another channel sample of this ribbon quartz taken ten feet farther along in the tunnel assayed 5.16 oz Au/t over 0.85 feet. The ribbon quartz derives its appearance from lenticular seams of dark colored iron sulfides and mica minerals within white quartz.  The Company has concluded that the previously defined shoot of mineralized material is open to expansion by drilling, and also believes that previous operators may have underestimated the gold grade of the shoot because of technical difficulties in properly sampling zones within the quartz vein that contain wires and nuggets of native gold.

•

Crystal Prospect:  In 1909, four tons of ore were extracted from an 8-foot-deep shaft driven into an 8-foot-wide quartz vein that was processed in a crude (three-stamp) mill.  Historic records in the Company’s possession show that the four tons assayed 47.08 oz Au/t.  The location of the Crystal Prospect was uncertain until the Company re-discovered it this year.  The old shaft and associated trenches are completely sloughed in, but a set of veins can be traced over a strike length of at least 400 feet.  Thick soil cover hampered efforts to find the limits of the veins.  The main quartz vein is at least 5-to-6 feet thick, and a channel sample taken by us of a 0.67-foot-thick footwall portion of ribbon quartz assayed 3.64 oz Au/t. The Crystal vein appears to be very similar to the Little Squaw vein located along strike projection 1.5 miles away, but a correlation cannot be established because the intervening area is entirely covered.  Extensive dozer trenching and soil sampling is planned to define the lateral extensions and possible linkage of these veins.

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

•

Pioneer Prospect:  The Pioneer quartz vein, which saw limited development in the early 1900’s, is partially exposed in old trenches and prospect pits.  The Pioneer prospect contains very high-grade gold values of undetermined extent, but it is associated with a major shear zone that is at least three miles long.  A channel sample collected by the Company across the vein assayed 2.30 oz Au/t over a width of 2.5 feet, and another channel sample of a 3-foot-wide quartz vein taken 35 feet along strike from the first channel sample assayed 0.82 oz Au/t.  Six anomalous soil samples taken by the Company from a depth of 4 to 5 feet along the soil covered projections of the vein average 0.260 parts per million (ppm) gold and are interpreted to indicate the possible presence of a buried vein extending outward from both ends of the trench, suggesting a possible vein strike length in excess of 1,500 feet with at least 150 feet of vertical relief exposed.  Additional soil sampling and dozer trenching are planned to further define drilling targets at the Pioneer prospect.

•

Prospector East Prospect: Mineralization detected at this prospect is unusual for the Chandalar district because the prospect is characterized by high silver values relative to gold.  It is located on the north side of the property in low hills where few other veins have been found, probably because of thick soil cover.  Two reconnaissance samples collected by the Company from the dump of an old caved tunnel assayed 23.8 oz Ag/t, 0.08 oz Au/t and 11.7 % Pb, and the other sample assayed 5.5 oz Ag/t, 0.09 oz Au/t and 2.2% Pb.  The vein appears to be about 3 feet thick and is exposed in some old prospect pits over a strike length of 400 feet.  So far, the Company has not been able to collect channel samples directly from the vein.  The results of the dump samples can only be interpreted as an indication that important mineralization is present.  Highly anomalous values in bismuth, silver and lead, along with the absence of zinc give this prospect a very distinct geochemical signature, which may be indicative of district scale metal zoning.  Follow up trenching and soil sampling are planned.

•

Rock Glacier Prospect: A jumbled mass of ice bound soil, cobbles and boulders exceeding a million tons contains abundant rubble of vein quartz fragments that are highly anomalous in gold.  Assays of  twelve rock chip reconnaissance samples taken by the Company that were collected randomly of numerous quartz cobbles and boulders average 2.38 ppm gold, and the average geochemical assay of three the soil samples taken by the Company of material binding the slide material is 0.48 ppm gold.  The rock glacier originates in a large meadow about a thousand feet up a mountainside.  Soil samples taken in this source area show strong gold anomalies indicating buried mineralized quartz veins.  An extensive soil sampling program is planned in this area, and geophysical techniques, such as ground magnetics and induced potential, may be useful to trace the veins below the thick cover.  Map 4 and its accompanying table include details of locations and the assay of samples taken on this prospect.

•

Uranus Prospect: A series of previously unreported and closely spaced gold-quartz veins was found in a saddle high on a ridge opposite the Rock Glacier Prospect.  Random chips of decomposed mineralized quartz are strewn in discrete linear streaks over the ground, forming a down hill quartz train more than 500 feet long. A randomly collected reconnaissance sample of this material taken by the Company shows it to be anomalous in gold content.   Additionally, four soil samples taken by the Company along the quartz float train average 0.21 ppm Au.  Two old prospect pits expose iron stained quartz.  A reconnaissance sample of loose quartz vein material in one pit located within the quartz float train assayed 1.47 oz Au/t.  A second old prospect pit some distance away partially exposes a large quartz vein, shown to be at least six feet thick.  A six-foot continuous chip sample across the vein assayed 0.40 oz Au/t.  The mineralized zone is of unknown width and length as there is no exposed bedrock except for in the two old pits, making this prospect especially intriguing for drilling exploration.

•

Big Tobin Prospect: Soil sampling has revealed an important set of mineralized shears in the Big Tobin area.  They are important because they strike northeast in contrast to all other known mineralized structures, and they trend directly toward the Mikado gold deposit about 1,000 feet away.  The projected structural intersection is a target that merits additional follow-up work.

•

Mikado Mine: Records in the Company’s possession indicate that this mine has produced about 10,000 tons at an average grade of one ounce of gold per ton. Twenty-five-year-old mining engineering records show that significant un-mined mineralized material remains in the portion of the mine that was previously developed but that is now caved in.  The previously mined vein carried multi-ounce gold grades in some places.  Three reconnaissance rock samples collected by the Company gathered from the mine dumps in 2004 and 2005 assayed 23.28 oz Au/t with 5.24 oz Ag/t, 1.57 oz Au/t with 0.83 oz Ag/t and 0.95 oz Au/t with 0.19 oz Ag/t.  The Company’s consulting geologists have concluded that there are at least two shoots of strongly mineralized material which are open to extension at depth, and the Company intends to test these possible extensions by drilling during the 2006 field program.

The primary focus of the 2005 geological field program was to technically assess a suite of the prospects defined by the 2004 program for initial drilling in 2006. This work was successful in effectively advancing ten quartz lode gold prospects to the drilling stage. Their locations are shown on Map 3. The rational for drilling at each recommended site and the specific objectives of each proposed drill hole are outlined in table form on pages 76 to 80 of Mr. Barker’s January 2, 2006 report titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005”. This report is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu. The drill targets include both high-grade quartz vein underground deposits and targets for lower-grade deposits of disseminated gold within hydrothermally altered wall rocks of the quartz veins, which may be amenable to surface bulk mining methods. This drilling is intended to provide an initial test of the ten targets, and, following appraisal of the results, is expected to lead to intensified drilling on a few selected sites in 2007. The aim of the 2007 drilling would be to establish a mineral resource on the selected sites. The Company has sufficient funds to undertake the proposed drilling program in 2006. The Company may not have sufficient funds to accomplish the 2007 follow up drilling, and may have to rely on further sales of its securities to pay for it. There can be no assurance the Company would be successful in completing such a securities offering on terms acceptable to the Company.

Map 4 and Table.  Sample map with assays of the Rock Glacier prospect on the Chandalar property

Note: The soil sample spacing is 50’. Most of the sample material comes from the soil cores taken at a depth of 2.5’ to 5’. The soil sample lines appear to show four gold geochemical anomalies, possibly reflecting four sub-soil mineralized quartz veins.

The 2006 drilling program does not include drill tests of placer gold deposits on the Chandalar property.  The Company’s Chandalar mining claims cover all or major portions of three main drainages and lesser parts of a fourth drainage that radiate from the areas in which the gold-bearing quartz veins and associated shear zones are located. They include most of the areas where placer mining operations occurred in the past, as well as substantial portions of these drainages that have never been mined.  The placer gold deposits in the Chandalar district are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  At least 76,000 ounces of gold are known to have been produced from four placer deposits at Chandalar, with recovery of some nuggets, the largest of which was 10.6 ounces according to records in the Company’s possession.  The placer gold deposits were exploited by both open-cut and underground drift mining methods limited to unconsolidated but frozen gravels, where ice supports the underground opening.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw and Big Squaw Creeks have potential for the discovery of significant quantities of placer gold.  The Company intends to initiate an economic scoping study of the placer deposits during 2006. An expert in the field of placer mining will be retained, and will use the Company’s current data base for the study. Substantial drilling and engineering work will be required to determine if placer gold deposits exist in commercially viable quantities.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its properties are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”

The Company’s common stock is traded on the NASDAQ Over The Counter Bulletin Board under the symbol “LITS”.  The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2005 and 2004.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

2004

First Quarter

$0.75

$0.51

Second Quarter

$0.72

$0.37

Third Quarter

$0.47

$0.28

Fourth Quarter

$0.55

$0.35

2005

First Quarter

$0.50

$0.34

Second Quarter

$0.45

$0.30

Third Quarter

$0.33

$0.23

Fourth Quarter

$0.35

$0.21

As of March 1, 2006, the closing bid quotation for the Company’s common stock was $0.40 per share as quoted by the NASD OTC BB exchange.

Holders of Record

As of December 31, 2005 there were 3,366 shareholders of record of the Company’s common stock and approximately 858 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

The Company has not paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Equity Compensation Plans

During 2005, the Company did not issue shares or options to purchase shares of the Company’s common stock under its 2003 Share Incentive Plan, or its Restated 2003 Share Incentive Plan.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION:

Exploration Activities in 2004 and 2005

During 2004 and 2005, the Company focused on advancing exploration of the Chandalar property through surface prospecting and geologic mapping and sampling methods. No drilling or underground exploration work was involved.  In 2004, Pacific Rim Geological Consulting Inc. of Fairbanks, Alaska completed a comprehensive independent technical report on the Chandalar property.  Pacific Rim reviewed all of Little Squaw’s extensive data on the Chandalar property that the Company has built up over the years, which includes data from various operators dating back to the early 1900’s. They concluded the gold mineralization is of the mesothermal type, and the property has multi-million ounce gold discovery potential.  Pacific Rim recommended additional exploration, some of which was completed in two phases during the 2004 summer field season by an independent certified professional geologist, James C. Barker, under contract to the Company.  Mr. Barker was one of the two co-authors of the Pacific Rim report.  The summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. BlueMap Geomatics identified numerous pronounced linears that it interpreted to represent deep-seated faults. Interested parties may obtain a copy of this report form the Company by written request. The 2004 field work and subsequent data analyses and reporting were completed at a cost of about $77,000. A detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu. This work has been useful in defining targets for future exploration.

The objective of the 2004 exploration field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets.  Several prospects of previously unevaluated or unknown gold mineralization were found, including six previously unknown gold-bearing quartz veins.  During the 2004 summer field program the Company conducted a reconnaissance surface and underground sampling program of numerous gold-bearing veins on the property.  The Company also conducted a soil geochemical sampling program using a deep penetrating sampling technique the Company developed to identify gold anomalies that may reflect hidden gold-quartz veins.  Two previously unknown prospects containing six gold-quartz veins were discovered as a result of the field work, bringing the total number of known gold-bearing quartz veins and vein swarms on the property to 32.  The Company expects to find more mineralized structures as exploration progresses because more than 80% of the property is covered by soil and landslide debris.

During the first quarter of 2005, the Company had planned to conduct the seasonal exploration program on the Chandalar property that was recommended by the Company’s geologic consultant, James C. Barker.  His proposed program was budgeted at $1.4 million.  The Company expected to raise sufficient capital to hire Mr. Barker and other qualified independent geologic consultants to complete a two phase program, which would have included infrastructure repairs, geological field work, taking 600 rock and 4,000 soil samples, and doing ground-based and aerial geophysics surveys, aerial topographic surveys, and 5,000 feet of reverse air circulation drilling.

The planned 2005 summer program was to have been conducted in two staged phases as follows:

•

PHASE I would be geological investigations primarily to pin-point proposed drill sites throughout the district.  This work would consist of various exploration activities, including the use of targeted soil sampling grids and ground and aerial geophysics.

•

PHASE II would be a reverse circulation drill program of 5,000 feet or more.

Phase I geophysical and geochemical surveys were anticipated to better define the fault structures, initially defined by BlueMap Geomatics, that host mineralized quartz veins. A technical assessment was then expected to be made of locations where drilling was thought to be warranted during phase II.  Several sites where old drill holes indicate the downward extensions of quartz vein gold mineralization were targeted for verification drilling.  The wide-spread occurrences of gold mineralization in large, through-going structures, at least four of which have a mining history, was reasoned to justify the work proposed in Phases I and II.

The Company was unable to obtain the financing required to undertake this phased exploration program due to unfavorable stock market conditions for the mining sector in early 2005.  Instead, the Company undertook a modest surface exploration of the Chandalar property during the month of July 2005. Mr. Barker was again retained to carry out that program.  A small field crew concentrated work on ten of the gold quartz vein prospects, where geologic maps were produced of each and 189 rock, soil and stream sediment samples were taken for analysis. Importantly, their geologic reconnaissance found a close special association between many of the gold bearing quartz veins and intrusive bodies of mafic igneous rock masses (greenstones). The Company’s geologists believe there may be a genetic link between the greenstones and the gold mineralization that can be used as an exploration tool. This program was completed at a cost of approximately $58,000.  A detailed technical description of the activity and results are contained in a January 2, 2006 report by Mr. Barker titled “Chandalar Mining District, A Report of Findings and

Recommendations, 2005”. This report is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.

Subsequently, on January 10, 2006, the Company entered into a management consulting contract with Mr. Barker designating him as the Project Manager for the 2006 Chandalar exploration program. See Item 10 Executive Compensation on page 49.

The Company also retained the services of a licensed consulting geologist, Melvin Klohn, during the 2005 field season to review its extensive Chandalar property data and make a comprehensive week-long visit to site. Mr. Klohn examined most of the significant gold prospects on the property and said that he found the gold bearing quartz veins to be very similar to the important category of gold deposits often called “lode gold” or greenstone gold, which are major contributors to world gold production.  He noted the district’s prospects are aligned along a series of sub-parallel structural belts in a structural pattern similar to that of the famous Red Lake district in Ontario, Canada. He concluded that the Chandalar property presents a unique and appealing gold exploration opportunity.  Mr. Klohn’s report is posted on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.

The Company’s work during the 2005 summer field season investigated old reports of quartz vein showings at the Pallasgreen and Drumlummon prospects.  These sites had not been evaluated since their discovery by prospectors early in the 1900s.  At the Pallasgreen prospect, mineralization was found along a multiple quartz vein system for approximately 400 feet.  Soil samples geochemically anomalous in gold and an extensive “iron bleed” zone are indicative of mineralization in this area. The iron bleed, or ferricrete, is considered to be caused by ground water dissolution of buried metallic sulfides and re-participation of the metal ions, particularly iron, in the surface hydrologic bleed zone. Additionally, gold in soil values were found about 4,000 feet westward along strike, which will be further evaluated in 2006 as a possible extension of the Pallasgreen veins.  Anomalous soil and rock results were also found in the Drumlummon area and in an unnamed site of vein quartz north of the Pallasgreen prospect.  An additional 160-acre state mining claim was located to include this area in the Company’s property holding.

In 2005, the Company also completed further prospect definition work at the Pioneer, Crystal and Uranus sites, which established proposed drill targets at each (Map 3).  The Uranus results are of particular interest. There, a surface train of quartz float has been mapped for 500 feet down a hillside. An old prospect pit several feet deep was sunk into the quartz train. It is caved-in, but contains many lose chunks of iron stained quartz vein material A reconnaissance sample composed of many random pieces of these chunks of quartz assayed 1.47 oz Au/t.  Four intermittent soil samples taken from beneath the quartz float train average 0.21 ppm Au. Nearby, but separate from the quartz float train, is a second old prospect pit that partially exposes a large, sulfide impregnated quartz vein. A six-foot continuous chip sample across this vein assayed 0.40 oz Au/t. The Company sees this information as reflecting a gold bearing quartz vein system, containing a series of sub-parallel veins, concealed beneath soil and tundra. The 2006 exploration plan includes cutting trenches across this soil-covered area using an excavator. Given further positive findings, an initial drill testing of the Uranus site would take place.

Pre-drilling prospect mapping was also initiated during the 2005 field season at the Little Squaw, Eneveloe, Grubstake West, Rock Glacier and Summit areas.  Little Squaw quartz vein rubble was traced about 2,500 feet eastward from the known exposures, and geologic mapping indicates that at least two mineralized quartz veins continue in that direction.  The two Summit quartz veins were projected about 2,000 feet westward where they are believed to be partially covered by active accumulations of slide rock.  Nevertheless, stream sediment sampling together with deep penetration soil sampling results from sites along and below its projection were highly anomalous in gold.

Plans for 2006

The planned 2006 seasonal exploration program for the Chandalar property is very similar to the combination of Mr. Barker's Phase I and Phase II recommended project plan for 2005.  A detailed updated version of the program costs is presented on pages 81 to 85 of Mr. Barker’s January 2, 2006 report titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.  The quantity of proposed drilling in Phase II has been increased from 5,000 feet or more to 10,000 feet or more, and the project's projected cost is now approximately $1.7 million dollars, as shown in the table below.

Proposed 2006 Chandalar Exploration Program Budget

EXPENSE CATAGORY
Planning, Permitting, Hiring	$ 43,000
Equipment and Major Supplies Purchases (ATVs, Tractors, Vehicles)	350,000
Mobilization/Demobilization and interim charter Air Support	141,000
Contracted Geological and Technician Services	307,000
Contracted Camp Services	163,000
Contracted Aerial Geophysical Survey	50,000
Contracted Geological Studies	46,000
Contracted Geophysical Surveys	25,000
Contracted Drilling Services	189,000
Contracted Assaying Services	142,000
Site Fuel Consumption	50,000
Travel	40,000
Final Analyses and Report	40,000
Sub Total	$ 1,586,000
Company Overhead (Management, Office support, Taxes and Insurance)	150,000
TOTAL	$ 1,736,000

During late 2005 and early 2006, the Company raised sufficient cash to conduct the intended 2006 seasonal exploration program on the Chandalar property. See “Liquidity and Capital Resources” below for details of these financing activities.  The Company plans to begin its 2006 exploration program during the second quarter of 2006, and expects to complete it in late 2006.  There can be no assurance that should exploration proceed according to the recommended program, it will lead to the discovery and delineation of ore reserves that will conform to the criteria specified in SEC Industry Guide 7.

The drilling program planned for 2006 is intended to provide an initial test of the ten targets, and, following appraisal of the results, is expected to lead to intensified drilling on a few selected sites in 2007. The aim of the 2007 drilling would be to establish a mineral resource on the selected sites. The Company has sufficient funds to undertake the proposed exploration and drilling program in 2006. Additionally, the Company has sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  The Company may not have sufficient funds to accomplish the 2007 follow up drilling, and may have to rely on further sales of its securities to pay for it. There can be no assurance the Company would be successful in completing such a securities offering on terms acceptable to the Company.

LIQUIDITY AND CAPITAL RESOURCES:

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable development of its mining properties. The Company’s plans may also, at some future point, include the formation of exploration, development or mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company has been successful in obtaining financing for operations through 2006.

On December 31, 2005, the Company had total liabilities of $775,930, and total assets of $1,361,630.  This compares to total liabilities of $87,792 and total assets of about $367,560 on December 31, 2004.  As of December 31, 2005, the Company’s liabilities consist of $709,546 of a convertible debenture, $6,575 accrued interest payable, $50,000 for accrued remediation costs and $9,809 in outstanding accounts payable.  The Convertible Debenture has a face amount of $1,000,000 and is reflected on the financial statements of the Company net of an unamortized discount of $145,227 for the fair value of the debenture’s beneficial conversion feature, and an unamortized discount of $145,227 for the fair value of the detached warrant.  As of December 31, 2005, the Company had current assets of $904,494, including cash and cash equivalents of $891,380; current liabilities of $16,384; and working capital of $888,110.

Our principal source of liquidity during the years ended December 31, 2005 and 2004, has been through debt and equity financing.  Financing activities provided cash of $1,216,875 during the year ended December 31, 2005, and $288,313 during the year ended December 31, 2004.  The Company used cash in operating activities of $358,350 during the year ended December 31, 2005, and $346,915 during the year ended December 31, 2004.

Private Placement Offerings

Placement Agent Agreement

On September 23, 2005, the Company entered into a Placement Agent Agreement with Strata Partners, LLC, a U.S. registered broker dealer.  Under the terms of a Placement Agent Agreement, the Company agreed to pay Strata Partners, LLC, as agent, a placement agent fee in an amount equal to eight percent (8%), as applicable, for sales effected by the agent and a lead agent fee agent in an amount equal to two percent (2%) of the aggregate gross proceeds of any placement during the term of the agreement.  The agent also will receive warrants, as lead agent, to purchase common shares equal to three percent (3%) of the total number of common shares (or common stock equivalents) sold by the Company in the placement and warrants as selling agent to purchase additional common shares equal to seven percent (7%) of the total number of common shares (or common stock equivalents), as applicable, for sales effected by the agent.  The terms, conditions and exercise price of the warrants to be issued to the agent shall be economically equivalent to the terms, conditions and exercise price of the securities issued by the Company in a placement.  The Company also agreed to grant the agent the same registration rights granted to investors in a placement, if any, and reimburse the agent for all expenses incurred by it in the performance of the agent’s obligations, including but not limited to the fees and expenses of the Company’s counsel and accountants and the cost of qualifying the placement, and the sale of the securities, in various states or obtaining an exemption from state registration requirements.  The Company will reimburse the agent for actual expenses, including but not limited to accounting, legal and professional fees, incurred by the agent in connection with the Placement, not to exceed one-half percent (0.5%) of the gross offering proceeds.  The Company agreed that the agent would serve as exclusive placement agent until January 31, 2006, extendable for a period of time thereafter by mutual consent.  The Company paid Strata Partners, LLC (the lead agent and sole selling agent) all of the fees outlined above in connection with the Company’s November 21, 2005 placement of 6% Convertible Debenture and Class A Warrants.

The Company previously issued Strata Partners, LLC 31,400 shares of common stock during 2005, in reimbursement for certain expenses under the terms of a previous Placement Agent Agreement that terminated on July 1, 2005.

Private Placements

On August 12, 2005, the Company’s Board of Directors authorized a direct private placement offering of 1,200,000 units at $0.25 per Unit.  Each unit consists of one common share of the Company, and a three-year full share purchase warrant exercisable at $0.30, $0.35 and $0.40 in the respective successive years.  During the quarter ended September 30, 2005, the Company sold a total of 500,000 units for proceeds of $125,000. The remaining 700,000 units were sold during the fourth quarter of 2005, for proceeds of $175,000.  No fees or commissions were paid, and net proceeds to the Company were $300,000.

Convertible Debenture

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of US$1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  Cash proceeds to the Company, net of cash fees to the placement agent was $900,000. The Debenture is convertible into shares of Common Stock, $0.10 par value, at US$0.20 per share, subject to certain adjustments, and the Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of US$0.30 per share until November 21, 2008.  Both the Convertible Debenture and Warrant are transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days.

In connection with the placement, the Company issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of US$0.30 until November 21, 2008.  This Class A Warrant includes the same mandatory conversion provision as the warrant issued to the debenture holder.  The fair value of this warrant was estimated using the Black-Scholes option pricing model.  The warrant with a fair value of $30,000 is included in deferred financing costs, bringing the total to $130,000 with the cash fee paid to the agent as described above.  The deferred financing costs are being amortized over the life of the convertible debenture, which resulted in amortization of $3,611 to interest expense being recorded in 2005.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, the Company was required allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature.  In accordance with EIFT No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded a discount in the amount of $150,000. This discount is being amortized over the life of the convertible debenture, which resulted in accretion of $4,773 to the convertible debenture being recorded in 2005.

Also, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the 6% Convertible Debenture were accounting for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the 6% Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 are presented as a component of additional paid-in capital in shareholder’s equity.  This discount is being amortized over the life of the Convertible Debenture, which resulted in amortization of $4,773 to interest expense being recorded in 2005.

Private Placements Subsequent to the Close of 2005

On November 7, 2005, the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

On February 24, 2006, the Company closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000.  This second closing brings the total gross proceeds received to $2,373,750 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which had been approved by the Board of Directors on February 13, 2006.  Each Unit consisted of one share of the registrant’s common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent for the total placement to 945,500.

In relation to the Class B Warrant, the Company will apply APB-14, EITF 00-27 and EIFT 9805 as appropriate to estimate and record the fair value, consistent with valuation activities performed in 2005 for similar securities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

With the exception of management consulting contracts and the Convertible Debenture described above, the Company had no material contractual obligations as of December 31, 2005.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition.

Critical Accounting Policies

The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

Estimates of the recoverability of the carrying value of its mining and mineral property assets.  The Company’s estimate of carrying value is based partially on the valuation opinion of a qualified independent third party.  However, if future results vary materially from the assumptions and estimates used by the Company and this third party, the Company may be required to recognize an impairment in the assets’ carrying value.

•

Expenses and disclosures associated with accounting for stock-based compensation.  The Company used the Black-Scholes option pricing model to estimate the fair market value of stock options issued under its stock-based compensation plan, which determines the recognition of associated compensation expense.  This valuation model requires the use of judgment in applying assumptions of risk-free interest rate, stock price volatility and the expected life of the options.  While the Company believes it has applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in this valuation could have a material effect upon the reported operating results.

•

Estimates of the Company’s environmental liabilities.   The Company’s potential obligations in environmental remediations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

•

Accounting for Convertible Securities. The Company used the Black-Scholes option pricing model and other valuation considerations to estimate the fair market value of the detached warrant and beneficial conversion feature of a convertible debenture.  The Company used APB-14, EITF 98-5, EITF-0027 and other guidance to allocate value to the individual components of this convertible security. The associated discounts to the fair value of the convertible debenture form the basis for amortization over future periods.  While the Company believes it has applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in this valuation, or future results, could have a material effect upon the allocation of fair value of the components of this convertible security, together with the reported operating results as discounts are recognized as interest expense over the life of the security.

Significant Equipment Purchases and Requirements

With the completion of the private placements in 2005 and in 2006, the Company is aggressively implementing its drilling plans for the Chandalar property. In the first quarter of 2006, the Company has paid $349,215 in cash for capital equipment to support the 2006 summer exploration season. The main capital items are a mid-sized excavator, a small (D-4 size) dozer, seven all terrain vehicles, a pick-up truck and welding unit. In addition, the Company is negotiating a contract with a drilling company to perform drilling services using equipment owned by the drilling company.  All heavy equipment, except the drill, was moved overland to the site in March 2006. The drill is scheduled to be flown to the site in July of 2006.

Expected significant changes in the number of employees

At present, the Company has no employees. The Company has established accounts with the State of Alaska to enable it to process payrolls to meet its 2006 Chandalar project field labor needs.  The first of approximately ten hourly paid employees is scheduled to begin work in the first week of May 2006.  These are seasonal jobs that are all expected to be terminated by October 2006.

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page
Report of Independent Registered Public Accounting Firm	34
Balance Sheets, December 31, 2005 and 2004	35
Statements of Operations for the years ended December 31, 2005 and 2004 and from the date of inception on March 26, 1959 through December 31, 2005	36
Statements of Changes in Stockholders’ Equity (Deficit) from the date of inception on March 26, 1959 through December 31, 2005	37-43
Statements of Cash Flows for the years ended December 31, 2005 and 2004 and from the date of inception on March 26, 1959 through December 31, 2005	44-45
Notes to Financial Statements	46-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Little Squaw Gold Mining Company

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from the date of inception on March 26, 1959 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from the date of inception on March 26, 1959 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

March 4, 2006

Spokane, Washington

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

December 31, 2005 and 2004

2005

2004

ASSETS

Current assets:

Cash and cash equivalents

$

891,380

$

32,855

Interest receivable

2,386

Prepaid expenses

         10,728

           6,198

Total current assets

904,494

39,053

Plant, equipment, and mining claims:

Equipment, net of depreciation

3,595

4,441

Mining and mineral properties

       321,041

       321,041

Total plant, equipment and mining claims

324,636

325,482

Other assets:

Deferred financing costs

126,389

Other assets

           6,111

           3,025

Total other assets

       132,500

           3,025

Total assets

$

1,361,630

$

367,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

9,809

$

5,020

Accounts payable – related parties

32,772

Accrued interest payable

           6,575

Total current liabilities

16,384

37,792

Long-term liabilities:

Accrued remediation costs

50,000

50,000

Convertible debenture, net of discounts

       709,546

Total long-term liabilities

759,546

50,000

Total liabilities

       775,930

         87,792

Stockholders' equity

Preferred stock; no par value, 10,000,000

shares authorized;  no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000 shares authorized;

16,833,420 and 15,364,117 issued and outstanding, respectively

1,683,342

1,536,411

Additional paid-in capital

1,297,708

752,458

Deficit accumulated during the development stage

  (2,395,350)

   (2,009,101)

Total stockholders’ equity

       585,700

       279,768

Total liabilities and stockholders' equity

$

  1,361,630

$

     367,560

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

December 31,

Through

2005

2004

December 31, 2005

Revenue:

Royalties, net

$

$

$

398,752

Lease and rental

99,330

Gold sales and other

            31,441

          529,523

Expenses:

Other costs of operations

8,030

Management fees and salaries

66,900

70,525

1,018,957

Directors' fees – cash

13,500

17,200

96,475

Directors' fees – share based

143,200

143,200

Professional services

202,893

236,082

881,470

Other general and administrative expense

64,579

53,824

278,797

Mineral property maintenance

7,638

8,097

20,555

Office supplies and other expense

5,932

10,344

244,481

Depreciation

846

493

6,094

Reclamation and miscellaneous

14,000

115,102

Loss on partnership venture

53,402

Equipment repairs

            25,170

          362,288

          553,765

       2,891,733

Other (income) expense:

Interest income

(3,325)

(587)

(30,447)

Interest expense

            27,286

            63,587

Total other (income) expense

            23,961

               (587)

            33,140

Net loss

$

        386,249

$

        553,178

$

     2,395,350

Net loss per common share – basic

$              0.02

$              0.04

$              0.36

Weighted average common

shares outstanding-basic

    15,858,637

     14,811,488

        6,642,128

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

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

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

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

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

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

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

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

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

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

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

Issuance of shares through warrant

exercise of ($0.40)

X

173,611

17,361

52,952

70,313

Issuance of treasury shares (67,103)

Officer promotion

Fair value of shares issued

2,026

4,684

6,710

Issuance of stock options

Directors compensation

Intrinsic method

59,200

59,200

Issuance of shares

Directors compensation

Fair value of shares issued

300,000

30,000

54,000

84,000

Issuance of shares

Professional services

Fair value of shares issued

90,000

9,000

20,400

29,400

Net loss

       (553,178)

        (553,178)

Balance, December 31, 2004

15,364,117

$

1,536,411

$

752,458

$

(2,009,101)

$

0

$

279,768

2005

Issuance of shares

Professional services

Fair value of shares issued

50,000

5,000

9,000

14,000

Issuance of shares

Professional services

Fair value of shares issued

112,903

11,291

14,678

25,969

Issuance of shares through

warrant exercise

X

75,000

7,500

9,375

16,875

Issuance of shares

Professional services

Fair value of shares issued

31,400

3,140

2,197

5,337

Issuance of shares and warrants

by private placement

X

500,000

50,000

75,000

125,000

Issuance of shares and warrants

by private placement

X

700,000

70,000

105,000

175,000

Discount of convertible debenture

for value of detached warrant issued

Fair value of warrant issued

150,000

150,000

Discount of convertible debenture

For beneficial conversion feature

Intrinsic method

150,000

150,000

Issuance of warrant for

deferred finance costs

Fair value of warrant issued

30,000

30,000

The accompanying notes are an integral part of these financial statements.

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2005

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

Net loss

        (386,249)

        (386,249)

Balance, December 31, 2005

  16,833,420

$

     1,683,342

$

     1,297,708

$

   (2,395,350)

$

                  0

$

       585,700

The accompanying notes are an integral part of these financial statements.

2

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2005

2004

2005

Cash flows from operating activities:

Net loss

$

(386,249)

$

(553,178)

$

(2,395,350)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

846

493

6,587

Common stock, warrants, and options

issued for salaries and fees

45,306

179,310

431,900

Amortization of discount on convertible

debenture for value of warrant

4,773

4,773

Amortization of discount on convertible

debenture for beneficial conversion feature

4,773

4,773

Amortization of deferred financing costs

3,611

3,611

Change in:

Accrued interest receivable

(2,386)

(2,386)

Prepaid expenses

(4,530)

54

(10,728)

Other assets

(3,086)

(3,025)

(6,111)

Accounts payable, other

4,789

(17,341)

9,808

Accounts payable, related party

(32,772)

32,772

20,000

Accrued interest payable

6,575

6,575

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Convertible success award, Walters LITS

88,750

Accrued remediation costs

            14,000

             50,000

Net cash used - operating activities

        (358,350)

        (346,915)

      (1,513,025)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional, exploratory, and development

costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional, exploratory, and

development costs

             (7,377)

         (370,342)

Net cash - investing activities

                     0

             (7,377)

           316,600

Cash flows from financing activities:

Proceeds from related party debt

100,000

100,000

Payments on related party debt

(100,000)

(100,000)

Proceeds from issuing convertible debenture, net

of deferred financing costs paid from proceeds

600,000

600,000

Proceeds from issuance of warrants in connection

with issuance of convertible debenture

150,000

150,000

The accompanying notes are an integral part of these financial statements.

1

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2005

2004

2005

Proceeds allocated to beneficial conversion feature

of convertible debenture

150,000

150,000

Issuance of common stock, net of offering costs

316,875

288,313

1,195,979

Acquisitions of treasury stock

             (8,174)

Net cash - financing activities

       1,216,875

          288,313

       2,087,805

Net increase in cash and cash equivalents

858,525

(65,979)

891,380

Cash and cash equivalents, beginning of year

            32,855

            98,834

Cash and cash equivalents, end of year

$

        891,380

$

          32,855

$

        891,380

Supplemental disclosures of cash flow information:

Non-cash investing activities:

Mining claims purchased - common stock

$

35,000

Non-cash financing activities:

Related party liability

converted to common stock

$

88,750

$

301,086

Issuance of warrants for deferred financing

costs of convertible debenture

$

30,000

$

0

$

30,000

Cash paid for interest

$

7,555

$

15

$

43,856

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Little Squaw Gold Mining Company (“Company”), was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring, exploring, and developing mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company’s common stock trades on the NASDAQ OTC BB exchange under the ticker symbol LITS.

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable development of its mining properties. During the second half of 2005 and the first quarter of 2006, the Company has been successful in obtaining financing for operations through 2006.

During 2004 and 2005, the Company focused on advancing exploration of the Chandalar property through surface prospecting and geologic mapping and sampling methods. No drilling or underground exploration work was involved; however, the Company plans significant drilling and exploration work in 2006 and beyond.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, beneficial conversion features of convertible debt, deferred financing costs and deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.  At December 31, 2005, the Company’s cash deposits, held in bank certificates of deposit, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, cost is determined by cash paid or shares of the Company’s common stock issued.  The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.  All such assets are fully depreciated.  A small amount of office equipment is located at Company offices in Spokane, Washington. Assets are depreciated over lives of five to seven years, resulting in depreciation expense of $846 and $493 being recognized for 2005 and 2004, respectively.

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

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The dilutive effect of convertible and exercisable securities would be:

For years ended December 31,

2005

2004

Stock Options

320,000

320,000

Warrants

4,200,000

1,036,389

Convertible debenture

    5,000,000

                0

Total possible dilution

  9,520,000

  1,356,389

At December 31, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, interest receivable, accounts payable and interest payable approximated their fair values as of December 31, 2005 and 2004. Related party liabilities approximated their fair values based upon the terms of payment at December 31, 2004.  The convertible debenture approximated its fair value after consideration of the fair value of the related embedded beneficial conversion feature and detached warrants at December 31, 2005.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s financing activities are amortized using the effective interest method over the three year life of the financing.  For the year ended December 31, 2005, the Company incurred deferred financing costs in the form of $100,000 cash paid and $30,000 of warrants issued to a placement agent in connection with the Company’s issue of a convertible debenture. The fair value of the warrants was estimated using the Black-Scholes option pricing model. For the year ended December 31, 2005, there was $3,611 of amortization of deferred financing costs included in interest expense.  The convertible debenture and associated warrants are discussed in Note 5 “Convertible Debenture” of these financial statements.

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

Stock-based Compensation:  At December 31, 2005 and 2004, the Company had a stock plan for key employees, non-employee directors and management consultants which is more fully described in Note 5. The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by Statement 123, “Accounting for Stock Based Compensation.”

3.

MINING AND MINERAL PROPERTIES

Mining Claims

At December 31, 2005 and 2004, the Company’s mining properties were as follows:

2005

2004

Chandalar claims

$

264,000

$

264,000

2003 purchased claims

35,000

35,000

Unpatented state claims staked

         22,041

         22,041

Total

$

   321,041

$

   321,041

Buildings and Equipment

Located on the Company’s unpatented state mining claims in the Chandalar District are certain mining and milling buildings and other mining equipment that have long since been fully depreciated and have no book value. Accordingly, the Company has removed their cost basis and the associated accumulated depreciation from its financial statements.

See Note 9: Subsequent Events for capital asset additions after the close of 2005.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

4.

CONVERSION OF RELATED PARTY DEBTS

Conversion of Related Party Debts to Common Stock

On January 21, 2005, the Company separately entered into related party transactions with William Orchow, a director, Wilbur G. Hallauer, a greater than 10% shareholder, and another shareholder in which these parties advanced an aggregate amount of $100,000 to the Company for operating capital purposes.  The advances were evidenced by six month promissory notes payable on demand, or if no demand is made, on July 20, 2005, with accrued interest at 6% per annum.  The Company had the right, any time prior to their maturity date on July 20, 2005, and without notice, to convert the Notes into restricted shares of common stock and warrants.  The initial conversion rate would have been $0.30 per share and included one warrant per share initially at $0.45.  The exercise price of the warrants would have escalated to $0.55 and $0.75 in the second and third year from the date of issue.  No conversion was made by the Company and no demand for payment was made by the holders of the promissory notes, and the notes subsequently matured on July 20, 2005, whereupon the Company requested of all note holders an extension of the term of the notes.  All parties to the notes agreed to extend the term of the Notes for an indefinite period until the Company had the financial resources to repay them.  In connection with the agreement to extend the term of the Notes, the parties also agreed that the interest rate on the notes would increase from 6% to 12% per annum for the extended period. All principal and interest obligations of the promissory notes were paid during the last quarter of 2005, and no stock was issued in connection with these related party transactions.  Interest expense of $7,500 and $0 was recognized for the years ended December 31, 2005 and 2004, respectively.

5.

CONVERTIBLE DEBENTURE:

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of US$1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  The Debenture is convertible into shares of Common Stock, $0.10 par value, at US$0.20 per share, subject to certain adjustments, and the Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of US$0.30 per share until November 21, 2008.  Both the Convertible Debenture and Warrant are transferable. The Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days.

In connection with the placement, the Company issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of US$0.30 until November 21, 2008.  This Class A Warrant includes the same mandatory conversion provision as the warrant issued to the debenture holder. Valuation of the Warrant and the associated amortization of deferred financing costs are described in Note 2 of these financial statements.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, the Company was required to allocate value to the warrant issued with the debenture, and to record a discount on the debenture for the fair value of its beneficial conversion feature.  In accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded a discount in the amount of $150,000. This discount is being amortized over the life of the convertible debenture, which resulted in accretion of $4,773 to the convertible debenture being recorded in 2005.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

CONVERTIBLE DEBENTURE, CONTINUED:

Also, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the Convertible Debenture were accounting for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was estimated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 are presented as a component of additional paid-in capital in shareholder’s equity.  This discount is being amortized over the life of the convertible debenture, which resulted in amortization of $4,773 to interest expense being recognized in 2005.

6.

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

Common Stock Issued to Officer

On March 4, 2004, the Company issued the former CFO, Becky Corigliano, 67,103 shares of the Company’s restricted common stock from its treasury following her appointment as Chief Financial Officer. In connection with the issue, the Company recognized $6,710 of compensation expense in its 2004 financial statements based on management’s estimate of the value of the stock issued.

Common Stock Issued to Directors

On December 31, 2004, the Company issued each of its six independent directors 50,000 shares for a total of 300,000 shares, of the Company’s restricted common stock under the 2003 Share Incentive Plan.  As a result the Company recognized $59,200 share based expense for director’s fees estimated by the fair value of the shares issued.

On May 13, 2005 the Company, by resolution of its Board of Directors, issued 112,903 restricted common shares to Mr. James Duff for his services as Chairman of the Board of Directors and in connection with working with the Company’s management in attempts to obtain financing for the Company.  As a result the Company recognized $25,969 of share based expense estimated by the fair value of the shares issued.  There were no issues of common stock in 2005 to Directors in relation to their service as directors.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Common Stock Issued to Consultants

On October 25, 2004, the Company issued 60,000 shares of the Company’s restricted common stock to Sussex Avenue Partners, LLC for consulting services relating to management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations.  The Company issued an additional 30,000 shares of restricted common stock to Sussex Avenue Partners, LLC on December 13, 2004 for similar services.  An expense of $29,400 was recorded in connection with the issuance based on the estimated value of the aggregate shares issued.

On January 6, 2005, the Company issued 20,000 restricted common shares to Mr. Terry Swanger in partial fulfillment of payment for consulting services by Swanger Eriksen and Associates as provided for in a Letter Agreement dated October 14, 2004. The consulting services were related to the development and implementation of a marketing plan to introduce the Company to U.S. markets.  The Letter Agreement was terminated on February 28, 2005.  An expense of $5,600 was recorded in connection with the issuance based on the estimated value of the shares issued.

On February 13, 2005, the Company issued 30,000 shares of the Company’s restricted common stock to Sussex Avenue Partners, LLC for consulting services similar to those performed during 2004.  An expense of $8,400 was recognized in connection with the issuance based on the estimate value of the shares issued.

Common Stock Issued to Placement Agent

On March 1, 2005 the Company entered into a Placement Agent Agreement with a broker-dealer to act as a placement agent for the Company.  On July 1, 2005, the Company issued 31,400 shares of its common stock to Strata Partners, LLC as reimbursement for expenses incurred under the terms of the agreement that terminated July 1, 2005.  An expense of $5,337 was recorded in connection with the issuance based on the estimated value of the shares issued.

Private Placements

On August 12, 2005 the Company’s Board of Directors authorized a direct private placement offering of 1,200,000 units at $0.25 per Unit.  Each unit consists of one common share of the Company, and a three-year full share purchase warrant exercisable at $0.30, $0.35 and $0.40 in the respective successive years.  During the quarter ended September 30, 2005, the Company sold a total of 500,000 units for proceeds of $125,000. The remaining 700,000 units were sold during the fourth quarter of 2005, for proceeds of $175,000.  No fees or commissions were paid, and total net proceeds to the Company were $300,000.

See Note 9: Subsequent Events for details of additional private placements made subsequent to the end of 2005.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants

For the years ended December 31, 2005 and 2004, the Company had the following types of stock purchase warrants outstanding:

2004 Private Placement Warrants

During 2004, and in connection with the Company’s private placement of its common stock, warrants were issued and were exercisable at $0.45 per common share and expired on September 19, 2005.  As of December 31, 2004, 173,611 warrants had been exercised, yielding net cash proceeds of $70,313, leaving 1,036,389 of these warrants issued and outstanding.  On May 18, 2005, the Company’s Board of Directors authorized a temporary reduction of the exercise price of these warrants to $0.25 through June 24, 2005 after which time the remaining unexercised warrants reverted back to their original $0.45 exercise price.  As a result of the price reduction, 75,000 warrants were exercised during the second quarter ended June 30, 2005, yielding net cash proceeds of $16,875.  The remaining warrants expired on September 19, 2005.

2005 Private Placement Warrants

In 2005, warrants were issued in connection with the Company’s private placement of its common stock on August 12, 2005, and are exercisable at $0.30, $0.35 and $0.40 per common share in the respective three successive years and expire in the third and fourth quarters of 2008, three years from their purchase date.  These warrants contain no mandatory conversion provision.  At December 31, 2005 there were 1,200,000 of these warrants were issued and outstanding.

Class A Warrants

The Class A Warrants were issued in connection with the Company’s private placement of its common stock on November 21, 2005, and are exercisable at $0.30 per common share and expire on November 21, 2008.  The Class A Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days. At December 31, 2005 there were two Class A Warrants issued and outstanding with exercise privileges for a total of 3,000,000 common shares.

See Note 9: Subsequent Events for details of the Class B Warrants issued subsequent to the end of the year in connection with the Company’s private placement of its common stock on January 31, 2006.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants, Continued

The following is a summary of warrants for 2005 and 2004:

	Shares	Exercise Price	Expiration Date
2004 Private Placement Warrants December 31, 2003	-	-
Warrants granted	1,210,000	0.45	September 19, 2005
Warrants exercised	(173,611)	0.45
Warrants expired
Outstanding and exercisable at December 31, 2004	1,036,389	0.45
Warrants granted	0	0.45
Warrants exercised	(75,000)	0.25	June 24, 2005
Warrants expired	(961,389)		September 19, 2005
Outstanding and exercisable at December 31, 2005	0		Expired
2005 Private Placement Warrants December 31, 2003	-	-
No 2004 Activity	0	0
Outstanding and exercisable at December 31, 2004	0	0
Warrants granted	1,200,000	0.30, 0.35, 0.40	Qtrs 3 and 4 of 2008
Warrants exercised	0	0
Warrants expired	0	0
Outstanding and exercisable at December 31, 2005	1,200,000	0.30, 0.35, 0.40
Class A Warrants: December 31, 2003	–	–
No 2004 Activity	0	0
Outstanding and exercisable at December 31, 2004	0	0
Warrants granted	3,000,000	0.30	November 21, 2008
Warrants exercised	0	0
Warrants expired	0	0
Outstanding and exercisable at December 31, 2005	3,000,000	0.30
Weighted average exercise of warrants outstanding at December 31, 2005	4,200,000	0.30

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

2003 Share Incentive Plan:

In 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan (“the Plan”). The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock to participants of the Plan. The purpose of the Plan is to promote the success of the Company and enhance the value by linking the personal interests of the participants to those of the Company’s shareholders, by providing participants with an incentive for outstanding performance. Pursuant to the terms of the Plan, 1,200,000 shares of the Company’s authorized but unissued common stock were reserved for issue.  Options granted to participants under the Plan must be exercised no later than the tenth anniversary of the grant.   Eligible participants in the Plan include the Company’s employees, directors and consultants.

In November 2005 the Company’s Board of Directors ratified changes to the Plan that brought it into compliance with new IRS laws (principally Code 409A) that require companies to recognize the fair market value of stock options and other share based payments awarded to employees and associates as compensation expense.  The new law becomes effective for the Company on January 1, 2006.  Any new shares issued under the Plan will be based on their then current market price or higher.  The Plan is now referred to as the Restated 2003 Share Incentive Plan.

During 2004, 300,000 shares of restricted common stock and 320,000 options to purchase common stock were issued under the original Plan.  No shares have been issued under the restated Plan.  The following table summarizes stock option activity under this plan:

      Outstanding Options

Weighted

Average

Number of

Price

Shares

Per Share

Balance at January 1, 2004

0

$

0.00

Options granted

320,000

$

0.23

Options exercised

               0

$

         0.00

Balance at December 31, 2004

     320,000

$

         0.23

Options granted

0

$

0.00

Options exercised

                0

$

          0.00

Balance at December 31, 2005

    320,000

$

         0.23

The stock options are exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  Accordingly, subsequent to December 31, 2005, 55,000 options held by a former director were forfeited on March 13, 2006.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

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

        December 31,

2004

Net loss as reported

$

553,178

Statement 123 stock option expense

           58,400

Pro forma net loss

$

      611,578

If the Company accounted for its employee stock options under Statement 123, compensation expense would have been $117,600 for the year ended December 31, 2004.  There were no grants of stock options for the year ended December 31, 2005.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

   December 31,

2004

Risk-free interest rate

3.50%

Expected stock price volatility

80.00%

Expected dividend yield

---

7.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site contained elevated levels of mercury. In response to the notification, the Company engaged a professional mining engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 160 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site and determined that its accrual for remediation should be adjusted, based upon estimated general and administrative costs that would be included in the remediation effort and the affect of inflation on the 1994 cost estimate and increased the accrual to $36,000.  During 2004, management updated its estimate of undiscounted cash costs to remediate the site, and increased the accrual for remediation costs to $50,000 at December 31, 2004.  At December 31, 2005 the Company reaffirmed the validity of the $50,000 estimate and did not change the accrual. The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

7.

REMEDIATION LIABILITY, CONTINUED:

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

8.

INCOME TAXES

At December 31, 2005 and 2004, the Company had deferred tax assets which were fully reserved by valuation allowances.  The deferred tax assets were calculated based on an expected future tax rate of 15%.  Following are the components of such assets and allowances at December 31, 2005 and 2004:

2005

2004

Deferred tax assets arising from:

Unrecovered promotional, exploratory, and

development costs

$

56,000

$

56,000

Net operating loss carryforwards

       186,000

       121,000

242,000

177,000

Less valuation allowance

     (242,000)

     (177,000)

Net deferred tax assets

$

              0

$

             0

At December 31, 2005 and 2004, the Company had federal tax-basis net operating loss carryforwards totaling $1,237,445 and approximately $803,000, respectively, which will expire in various amounts from 2006 through 2025.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during June 2003, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2005, this limitation is applicable to accumulated net operating losses of approximately $150,727, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

8.

INCOME TAXES, CONTINUED:

Net operating losses expire as follows:

December 31,

2006

$

38,377

2007

20,554

2008

19,205

2009

8,318

2010

19,411

Thereafter

    1,131,580

       Total

$

 1,237,445

9.

SUBSEQUENT EVENTS

Private Placements

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

On February 24, 2006, the Company closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000.  This second closing brings the total gross proceeds received to $2,373,750 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which had been approved by the Board of Directors on February 13, 2006.  Each Unit consisted of one share of the registrant’s common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent to 949,500.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

9.

SUBSEQUENT EVENTS, CONTINUED:

Board and Management Team Enhancements

On January 10, 2006, the Company entered into a management consulting contract with Mr. James Barker designating him as the Project Manager for the 2006 Chandalar exploration program.

On February 13, 2006, the Board of Directors of the Company elected Mr. William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Mr. Jackie Stephens.

On March 1, 2006, the Board of Directors appointed Ted R. Sharp as Chief Financial Officer, Secretary, and Treasurer of the Company.  The Company entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.  In connection with Mr. Sharp’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

Also on March 1, 2006, the Board of Directors approved the appointment of Mr. Bob Pate as Vice President. The Company entered into a management consulting contract with Mr. Pate, engaging him on a part-time basis.  In connection with Mr. Pate’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

On March 6, 2006, the Company contracted with Ms. Susan Schenk as Manager of Investor Relations to assist in improving awareness of Little Squaw in equity markets. The Company entered into a management consulting contract with Ms. Schenk, engaging her on a part-time basis.  In connection with Ms. Schenk’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

Purchase of Equipment

With the completion of the private placements in 2005 and in 2006, the Company is aggressively implementing its drilling plans for the Chandalar property. In the first quarter of 2006, the Company has paid $349,215 in cash for capital equipment to support the 2006 summer exploration season.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The section sets forth certain information with respect to the Company’s current directors, executive officers and key management consultants as of December 31, 2005(2).  The term for each director expires at the Company’s next annual meeting or until his or her successor is appointed.

Directors and Executive Officers

Name (1)

Age

Office with the Company

Appointed to Office

_____________________________________________________________________________________________

Richard R. Walters

61

President, Director

2003

Charles G. Bigelow

74

Director

2003

James K. Duff

60

Chairman, Director

2003

James A. Fish

75

Director

2003

Kenneth S. Eickerman

47

Director

2004

William Orchow

60

Director

2004

Becky L. Corigliano(2)

41

Treasurer, Secretary,

2003

Chief Financial Officer

Ted R. Sharp(2)

49

Treasurer, Secretary

2006

Chief Financial Officer

____________________

(1)  On February 13, 2006, the Board of Directors of the Company elected William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Jackie Stephens.

(2)  Ms. Corigliano has resigned as the Company’s Treasurer, Secretary and Chief Financial Officer effective February 17, 2006.  On March 1, 2006, Ted R. Sharp was appointed as Treasurer, Secretary and Chief Financial Officer.

Background and Experience

Richard R. Walters:  Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003. He is an economic geologist, and holds a Bachelor of Science Degree in Geology from Washington State University (1967). He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington. From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a Toronto Stock Exchange listed company. From April of 2000 to December of 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina.  In February of 2005 Marifil S.A. was merged into Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange.  Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited, a Canadian public company listed on the Canadian Ventures Exchange.

Becky L. Corigliano:  Ms. Corigliano was the Treasurer/Secretary and Acting Chief Financial Officer of Little Squaw Gold Mining Company since November 1, 2003 and was appointed Chief Financial Officer by the Board of Directors on March 4, 2004.  Ms. Corigliano has resigned from those positions effective February 17, 2006.

Ted R. Sharp:  On March 1, 2006, the Board of Directors appointed Ted R. Sharp as Chief Financial Officer, Secretary, and Treasurer of the Company.  The Company has entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.  Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University.  Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients.  Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 25 years of experience in treasury management, internal financial controls, U.S. Security and Exchange compliance and Corporate Governance.

Charles G. Bigelow:  Mr. Bigelow has been a director since June 30, 2003.  He is an economic geologist with a Bachelor of Science Degree in Geology from Washington State University (1955).  From 1972 to June 2005, he has served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska.  During the previous five years, he was also a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange. He is now retired.

James K. Duff:  Mr. Duff has been the Chairman of the Board of Directors since June 24, 2003.  He is a geologist with over 35 years of diverse international experience in the mining industry.  He is currently the President of South American Operations for Coeur d’Alene Mining Corporation, a public company traded on the New York Stock exchange. He also serves on the board of directors of American International Ventures, a U.S. gold exploration company that trades on the NASDAQ OTC BB exchange.  He previously worked for Coeur d’Alene Mines for 12 years where he was Vice President of Business Development.  Mr. Duff has a Bachelor of Science Degree in Geology from the Mackay School of Mines at the University of Nevada Reno and a Master of Science Degree in Geology from the University of Idaho, and he completed the Program for Management Development at the Harvard School of Business.  He is a past President and honorary Life Member of the Northwest Mining Association.

James A. Fish:  Mr. Fish has been a director since June 24, 2003.  He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962. He has been an officer and director of Hanover Gold Company, Inc. since 1995 and Vice President for the last two years.  Hanover is a development stage mining company listed on the NASDAQ OTC BB exchange.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Kenneth S. Eickerman:  Mr. Eickerman became a director on March 4, 2004.  He received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Currently, Mr. Eickerman is the Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange.  Within the last five years he served as Vice President and Controller of Mustang Line Contractors, Inc. for three years, a company that builds electric transmission lines. Previously, he was the Controller and Treasurer for Apollo Gold, Inc for five years.  Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow:  Mr. Orchow became a director on July 20, 2004.  Mr. Orchow is a director, President and Chief Executive Officer of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange.  From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine.  From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation.  Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities.  He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association.  Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and chairman of its finance committee.  He graduated from the College of Emporia with a Bachelor of Science Degree.

Director Election Subsequent to 2005

On February 13, 2006, the Board of Directors of the Company elected Mr. William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Mr. Jackie Stephens. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University.  He was also appointed to the Company’s Audit Committee on February 13, 2005. Since December 2004 he has been employed as a management consultant for, and then since July of 2005 as the Chief Financial officer of, Minera Andes Inc., a Canadian development stage mining company listed on the Canadian Ventures Exchange and the NASDAQ OTC BB exchange.  He previously worked for ten years for Yamana Gold Inc. and its predecessor companies, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer.  Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the American Stock Exchange and the London Alternative Investment Market Exchange. Mr. Schara is a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Mr. Schara has more than 25 years experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

The Company’s directors are elected for a one-year term and until their successors have been elected and qualified.  Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.  There are no arrangements or understandings between any of the directors, executive officers, and other persons pursuant to which any of the foregoing persons were named as Directors or executive officers.

As noted above, except for Mr. Eickerman, the Directors also act as directors for companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving us during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC.  These reports are filed on Forms 3, 4, and 5.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements except as follows:

•

a single transaction for Wilbur Hallauer, an owner of more than ten percent (10%) of the outstanding shares of the Company on the date of the filing obligation, was not timely reported on Form 4;

•

James Duff, a director, did not timely file a report for a single transaction, on Form 4;

•

the Annual Report on Form 5 was not timely filed for Kenneth Eickerman and James Duff (who are directors of the Company), Mr. Hallauer, and Becky Corigliano, the Chief Financial Officer of the Company on the filing date.

Board Committees

The Company’s Board of Directors has an Audit Committee and a Compensation Committee. During 2005, the members of the Audit Committee were Mr. Eickerman, Mr. Orchow, and Mr. Fish.  The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.  Each of these Directors is an independent Director.  The Audit Committee had four regular quarterly meetings in 2004.  On March 4, 2004, Mr. Stephens resigned from the Audit Committee, and on Septemebr13, 2005 resigned from the Board of Directors.  Mr. Eickerman became a member of the Audit Committee and was designated by the Board of Directors as the Chairman of the Audit Committee and its Financial Expert.  The Audit Committee had four meetings in 2005.  Subsequent to year end, Mr. Schara was appointed to replace Mr. Fish on the Audit Committee.

The Compensation Committee is composed of Mr. Fish, as its Chairman, and Mr. Bigelow.  This Committee receives and considers recommendations from the President for compensation for consultants and the Directors.  The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2003 Share Incentive Plan.

The Company’s entire Board of Directors acts as a Nominating Committee.  This committee does not have a charter nor has it adopted a policy with regard to consideration of director candidates recommended by shareholders.  The Board of Directors does not believe that it is necessary to adopt specific criteria or procedures.

Code of Ethics

Since the change in management took place in June 2003, the Board of Directors has been required to consider and perform many business and governance issues.

On November 7, 2005, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics (the "Code") for directors, officers and employees of the Company.  All directors and executive officers have been provided with a copy of this Code, and it is posted on the Company’s website at www.littlesquawgold.com. The document is intended to provide guidance for all directors and employees (including officers) and other persons who may be considered associates of the Company to deal ethically in all aspects of its business and to comply fully with all laws, regulations, and Company policies.  If the Company makes any amendments to this Code other than technical, administrative or other non-substantive amendments, or grants any waivers including implicit waivers, from a provision of this Code to the Company's chief executive officer, or chief financial officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.  A copy of the Code will be sent without charge to anyone requesting a copy by contacting the Company at the Company address.

Insider Trading Policy

Subsequent to the year ended December 31, 2005, the Company adopted an Insider Trading Policy on February 13, 2006.  The policy defines an “insider” as a person who possesses, or has access to, material information concerning the Company that has not been fully disclosed to the public.  Any employee, officer or director who believes he or she would be regarded as an insider who is contemplating a transaction in Company stock must contact the Company’s CEO or CFO prior to executing the transaction to determine if he or she may properly proceed.  In addition, all officers, directors and employees listed within the policy are prohibited from trading in Company securities except during limited trading windows defined within the policy.  The Company’s Insider Trading Policy is posted on the Company’s website at: www.littlesquawgold.com.

ITEM 10.  EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for the President and Chief Executive Officer for the three most recent years is as follows:

Summary Compensation Table

					Long-Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Other Annual Bonus ($)	Restricted Stock Comp. ($)	Awards SARs(#)	Securities Underlying Options/ ($)	LTIP Payouts ($)	All other Comp.

R. Walters
President	2004	$38,763	$0	$0	-0-	$0	$0	$0
	2005	$66,938(1)	$0	$0	-0-	$0	$0	$0
B. Corigliano
CFO	2004	$18,900	$0	$6,710	-0-	$0	$0	$0
	2005	$18,000	$0	$0	-0-	$0	$0	$0

(1) includes $12,863 in accrued fees from 2004

Option/SAR Grants in 2004 and 2005

On March 4, 2004, the Company issued options to purchase shares of common stock to the directors pursuant to the 2003 Share Incentive Plan, in each case exercisable for a ten year period from the date of issuance at an exercise price of $0.29 per share.  The options were valued using a 45% discount of the average closing price of the last five trading days of 2003.  The options were issued to the following directors:

Director	Option Shares	Vesting
Charles G. Bigelow	5,000	Immediately
James K. Duff	5,000	Immediately
James A. Fish	5,000	Immediately
Jackie E. Stephens (resigned effective September 13, 2005) (1)	5,000	Immediately

(1) Expired March 13, 2006.

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

Director	Option Shares	Vesting
Charles G. Bigelow	50,000	Immediately
James K. Duff	50,000	Immediately
Kenneth S. Eickerman	50,000	Immediately
James A. Fish	50,000	Immediately
William Orchow	50,000	Immediately
Jackie E. Stephens (resigned effective September 13, 2005)(1)	50,000	Immediately

(1) Expired March 13, 2006.

There were no grants of options or SAR’s to officers or directors under the 2003 Share Incentive Plan or the Restated 2003 Share Incentive Plan, effective November 7, 2003, for the year ended December 31, 2005.

Director Compensation for 2004 and 2005

The Directors receive $500 for each board meeting and $300 for each committee meeting.  During 2004 the Company deferred $10,600 in board compensation. During 2005 $24,100 was paid in board compensation, including the accrued fees for 2004.

Independent Contractor Agreements

On November 12, 2004 and again on November 7, 2005, the Independent Contractor Agreement with Richard R. Walters, as a Management Consultant (the "Agreement") was renewed retroactively to October 1, 2004 and October 1, 2005, respectively, by the Board of Directors for an additional one year period under the original terms.  The services provided by the Consultant include serving as President and Chief Operating Officer of the Company and such other executive management functions as shall be requested by the Board of Directors.  The Agreement renews each year on the anniversary date for a one year term, pending board approval.  Either party may terminate the Agreement upon 15 days written notice. As consideration for performance of the services, the Company agreed to pay the Consultant a fee of $175 per day worked, pro rated for each partial day worked.  Subsequent to the end of 2005, the Agreement was amended by the Board of Directors to increase the fee to $300 per day worked, pro rated for each partial day worked.  Mr. Walters is not an employee of the Company.

The Consultant is entitled to reimbursement for his expenses, with any expense greater than $1,000 being subject to prior approval by the Compensation Committee. The Company may accrue and defer the payment of the fees and/or expenses from time to time until the Compensation Committee determines the Company has sufficient funds to make payment.  Due to limited cash resources between July 1, 2004 and October 1, 2005, the Company accrued but did not pay Mr. Walters amounts payable under his contract. Subsequently on December 31, 2005, Mr. Walters was paid all the accrued fees. No benefits are provided to the Consultant by the Company other than the compensation for his services.

On November 12, 2004 and again on November 7, 2005, the Independent Contractor Agreement with Becky Corigliano as a Consultant was renewed retroactively to November 1, 2004 and November 1, 2005, respectively, by the Board of Directors for an additional one year period under the original terms.  The initial term of this Agreement is for a period of one year from the effective date. Either party may terminate the Agreement upon 15 days written notice. As consideration for the performance of the services, the Company will pay the Consultant a fee of $150 per day worked, prorated for each partial day worked. The Company also guarantees a minimum of 10 full days work per month, a minimum monthly payment of $1,500.  The Consultant also was reimbursed for reasonable expenses previously approved by the Company.  The Consultant received 67,103 shares of common stock subsequent to February 26, 2004 as a result of her designation as Chief Financial Officer. The shares issued to her were treasury shares held by the Company. The shares are subject to the restricted securities requirements of the Securities Act of 1933.  No benefits are provided to the Consultant by the Company other than the accrued compensation for her services. Ms. Corigliano is not an employee of the Company.  Ms. Corigliano resigned her position as the Company’s Secretary, Treasurer and Chief Financial Officer and terminated her Agreement effective February 17, 2006.

Subsequent to 2005, the Company entered into an Independent Contractor Agreement, effective March 1, 2006, with Ted R. Sharp as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer.  The term of this Agreement is through December 31, 2006. Either party may terminate the Agreement upon 15 days written notice. As consideration for the performance of the services, the Company will pay the Consultant a fee of $7,500 per month. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company.  As additional compensation for services, the Company has issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. No benefits are provided to the Consultant by the Company for his services. Mr. Sharp is not an employee of the Company and serves the Company on a part time basis.

Subsequent to 2005, the Company entered into an Independent Contractor Agreement, effective January 10, 2006, with Robert G. Pate as a Management Consultant to serve as the Assistant Project Manager for the Chandalar project.

Effective March 1, 2006 the Company’s Board of Directors confirmed the appointment of Mr. Pate as Vice President.  The term of this Agreement is through December 31, 2006. Either party may terminate the Agreement upon 15 days written notice, however the Company may terminate the Consultant only for just cause.  As consideration for the performance of the services, the Company will pay the Consultant a fee of  $4,500 per month for a 15 day per month base work period plus $225 per day for each non-field day worked in excess to 15 days per month and $450 per day for each field day worked beyond the 15 day base period. Additionally, the Company will pay the Consultant an extra $150 per day for each field day worked within the 15 day base period. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company.  As additional compensation for services, the Company has issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. No benefits are provided to the Consultant by the Company for his services. Mr. Pate is not an employee of the Company and serves the Company on a part time basis.

Subsequent to 2005, the Company entered into an Independent Contractor Agreement, effective March 1, 2006, with Susan J. Schenk as a Management Consultant to serve as Manager of Investor Relations.  The term of this Agreement is through December 31, 2006. Either party may terminate the Agreement upon 15 days written notice; however, the Company may terminate the Consultant only for just cause. As consideration for the performance of the services, the Company will pay the Consultant a fee of $4,000 per month plus $150 per day for each day worked in excess of 16 days per month. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company.  As additional compensation for services, the Company has issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. No benefits are provided to the Consultant by the Company for her services. Ms. Schenk is not an employee of the Company and serves the Company on a part time basis.

Subsequent to 2005, the Company entered into an Independent Contractor Agreement, effective January 10, 2006, with James C. Barker as a Management Consultant to serve as the Project Manager for the Chandalar project. The term of this Agreement is through December 31, 2006. Either party may terminate the Agreement upon 15 days written notice. As consideration for the performance of the services, the Company will pay the Consultant a fee of $625 per day for each field day worked, or $550 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. The Consultant also will be reimbursed for reasonable expenses previously approved by the Company. No benefits are provided to the Consultant by the Company for his services. Mr. Barker is not an employee of the Company and serves the Company on a part time basis.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of March 1, 2006 by:

•

each person who is known by us to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock;

•

the Company’s named executive officers;

•

the Company’s directors; and

•

all of the Company’s executive officers and directors as a group.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Richard R. Walters, President, Chief Executive Officer and Director	809,060		3.02%
William Orchow, Director	182,500	(3)	*
Charles G. Bigelow, Director	170,000	(2)(3)	*
James A. Fish, Director	167,000	(2)(3)	*
James K. Duff, Chairman and Director	267,903	(2)(3)	*
Kenneth S. Eickerman, Director	100,000	(3)	*
Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	75,000	(7)	*
Robert G. Pate, Vice President	75,000	(8)	*
All current executive officers and directors as a group	1,846,463	(4)	6.27%
5% or greater shareholders
RAB Special Situations (Master) Fund Limited	7,500,000	(5)	9.99%
Wilbur G. Hallauer	2,081,875	(6)	7.07%

*

Less than 1%.

(1)

Calculated based on 26,378,420 shares of common stock issued and outstanding as of March 1, 2006.

(2)

Includes 5,000 shares of common stock acquirable upon exercise of vested options exercisable before March 3, 2014.

(3)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable December 31, 2014.

(4)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (2) and (3), above.

(5)

RAB Special Situations (Master) Fund Limited is organized under the laws of the Cayman Islands.  The shareholder holds a 6% convertible debenture in the principal amount of $1,000,000 convertible into 5,000,000 common stock at $0.20 per share and a Class A Warrant exercisable to acquire 2,500,000 shares of common stock at $0.30 per share before November 20, 2008.  The 6% convertible debenture and the Class A Warrant contain provisions that limit the selling shareholder’s beneficial ownership in the class of common stock of Little Squaw to 9.99%.

(6)

Includes 1,881,875 shares of common stock and 200,000 shares of common stock acquirable upon exercise of Warrants.

(7)

Includes 25,000 shares of common stock and 50,000 shares of common stock acquirable upon exercise of options, both of which were issued on March 1, 2006 and vest on May 1, 2006.  The options are exercisable before May 1, 2016.

(8)

Includes 25,000 shares of common stock and 50,000 shares of common stock acquirable upon exercise of vested options issued on February 13, 2006.  The options are exercisable before February 13, 2016.

The Company has no knowledge of any other arrangements, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the company.

The Company is not, to the best of its knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 21, 2005, the Company separately entered into related party transactions with William Orchow, a director, Wilbur G. Hallauer, a great than 10% shareholder, and another shareholder in which these parties advanced an aggregate amount of $100,000 to the Company for operating capital purposes.  The advances were evidenced by six month promissory notes payable on demand, or if no demand is made, on July 20, 2005, with accrued interest at 6% per annum.  The Company had the right, any time prior to their maturity date on July 20, 2005, and without notice, to convert the Notes into restricted shares of common stock and warrants.  The initial conversion rate would have been $0.30 per share and included one warrant per share initially at $0.45.  The exercise price of the warrants would have escalated to $0.55 and $0.75 in the second and third year from the date of issue.  No conversion was made by the Company and no demand for payment was made by the holders of the promissory notes, and the notes subsequently matured on July 20, 2005, whereupon the Company requested of all note holders an extension of the term of the notes.  All parties to the notes agreed to extend the term of the Notes for an indefinite period until the Company had the financial resources to repay them.  In connection with the agreement to extend the term of the Notes, the parties also agreed that the interest rate on the notes would increase from 6% to 12% per annum for the extended period. All principal and interest obligations of the promissory notes were paid during the last quarter of 2005, and no stock was issued in connection with this related party transaction.

Equity Compensation Plan Information

At a special meeting of shareholders on January 23, 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan.  The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock to participants of the Plan.  The purpose of the Plan is to promote the Company’s success and enhance the value of its assets by linking the personal interests of the participants to those of the Company’s shareholders, by providing participants with an incentive for outstanding performance.  Pursuant to the terms of the Plan, 1,200,000 shares authorized but unissued common stock were reserved for issue.  Options granted to participants under the Plan must be exercised no later than the tenth employment anniversary of the participant.  Eligible participants in the Plan include the Company’s employees, directors and consultants.

On November 7, 2005 the Company’s Board of Directors ratified changes to the Plan that brought it into compliance with new IRS laws (principally Code 409A) that require companies to recognize the fair market value of stock options and other share based payments awarded to employees and associates as compensation expense.  The new law became effective for the Company on January 1, 2006.  Any new shares issued under the Company’s Plan will be based on their then current market price or higher.  The Plan is now referred to as the Restated 2003 Share Incentive Plan.

During 2004, 620,000 shares of common stock and options to purchase common stock were issued under the original Plan.  During 2005, no shares were issued either under the 2003 Share Incentive Plan or the Restated 2003 Share Incentive Plan.

As of December 31, 2005, securities authorized for issuance under the Company’s original 2003 Share Incentive Plan, approved by the shareholders, as equity compensation were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by shareholders	320,000(1)	$ 0.23	580,000

(1)   includes 55,000 options held by a former director that were forfeited on March 13, 2006

ITEM 13.  EXHIBITS

Exhibit Number	Description
3.1 (1)	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004
3.2(5)	Articles of Incorporation and Amendments through 1977.
3.3(5)	Bylaws
10.1 (2)	Independent Contractor Agreement, dated as of June 30, 2003, between Little Squaw and Richard R. Walters
10.2 (1)	Independent Contractor Agreement, dated as of November 1, 2003, between Little Squaw and Becky Corigliano
10.3 (1)	2003 Share Incentive Plan, dated October 11, 2003, and effective January 27, 2004
10.4 (1)	Form of 2003 Share Incentive Plan Stock Option Agreement and Exhibit A(a)
10.5 (3)	Placement Agent Agreement with Strata Partners, LLC, dated February 25, 2005
10.6 (3)	Convertible Promissory Note dated January 21, 2005, Orchow
10.7 (3)	Convertible Promissory Note dated January 21, 2005, Hallauer
10.8 (4)	Placement Agent Agreement with Strata Partners, LLC, dated February 25, 2005, as amended
10.9(5)	Private Placement Agreement with Strata Partners dated September 23, 2005, as amended.
10.10(5)	Securities Purchase Agreement by and between Little Squaw Gold Mining Company and RAB Special Situations (Master) Fund Limited dated November 21, 2005
10.11(5)	Form of 6% Convertible Debenture
10.12(5)	Form of Class A Warrant
10.13(5)	Form of Subscription Agreement related to private place of units (2005)
10.14(5)	Form of Warrant Certificate
10.15(5)	Restated 2003 Share Incentive Plan, dated November 7, 2005.
14.1(5)	Code of Ethics
23.1(5)	Consent of Melvin Klohn, a licensed professional geologist
23.2(5)	Consent of Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska
23.3(5)	Consent of James C. Barker, a Certified Professional Geologist
23.4(5)	Consent of BlueMap Geomatics Ltd. located in Vancouver, British Columbia
23.5(6)	Additional Consent of James C. Barker, a Certified Professional Geologist
31.1(6)	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(6)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(6)	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(6)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

(1) Incorporated by reference to Form 10KSB as filed March 29, 2004.

(2) Incorporated by reference to Form 10QSB as filed November 13, 2003.

(3) Incorporated by reference to Form 10KSB as filed March 29, 2005.

(4) Incorporated by reference to Form 10QSB as filed May 16, 2005

(5) Incorporated by reference to Form SB-2 as filed December 30, 2005.

(6) Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services.  In its review of non-audit service fees and the appointment of its independent auditors as the Company's independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors' independence.  All of the services provided and fees charged by its independent auditors in 2005 and 2004 were pre-approved by the Audit Committee.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2005 and 2004 were $21,000 and $15,500, respectively.

Audit-Related Fees

Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees”, above for 2005 and 2004 were $3,960 and $1,200, respectively.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance for 2005 and 2004 were $0 and $525, respectively.

All Other Fees

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2005 and 2004 for any other products or services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:     /s/ Richard R. Walters

Richard R. Walters, President

Date:  March 29, 2006

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:

March 29, 2006

            /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

March 29, 2006

James K. Duff, Director

Date:

March 29, 2006

Kenneth S. Eickerman, Director

Date:

March 29, 2006

             /s/ James A. Fish

James A. Fish, Director

Date:

March 29, 2006

            /s/ William Orchow

William Orchow, Director

Date:

March 29, 2006

           /s/ William Schara

William Schara, Director

Date:

March 29, 2006

          /s/ Richard R. Walters

Richard R. Walters, Director

