Form 10QSB
period 2006-03-31
LITTLE SQUAW GOLD MINING CO
filed 2006-05-15
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006

or

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

Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    26,453,420 shares of Common Stock as of May 5, 2006

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, March 31, 2006 and December 31, 2005

1

Statements of Operations for the three month periods ended March 31, 2006 and 2005 and from the date of inception on March 26, 1959 through March 31, 2006

2

Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005 and from the date of inception on March 26, 1959 through March 31, 2006

3

Notes to Financial Statements

5

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

9

Item 3:  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

13

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:  Default Upon Senior Securities

13

Item 4:  Submission of Matters to a Vote of Security Holders

13

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

15

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
March 31, 2006 and December 31, 2005
	(unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 2,454,368	$ 891,380
Interest receivable	4,979	2,386
Prepaid expenses	74,165	10,728
Total current assets	2,533,512	904,494

Plant, equipment, and mining claims:
Equipment, net of depreciation	351,683	3,595
Mining and mineral properties	332,854	321,041
Total plant, equipment and mining claims	684,537	324,636

Other assets:
Deferred financing costs	115,556	126,389
Other assets	12,186	6,111
Total other assets	127,742	132,500

Total assets	$ 3,345,791	$ 1,361,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 114,822	$ 9,809
Accrued interest payable	21,203	6,575
Capital lease payable	22,900	-
Total current liabilities	158,925	16,384

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	738,184	709,546
Total long-term liabilities	788,184	759,546

Total liabilities	947,109	775,930

Stockholders' equity:

Preferred stock; no par value, 10,000,000
shares authorized; no shares issued or outstanding
Common stock; $0.10 par value, 200,000,000 shares authorized;
26,453,420 and 16,833,420 issued and outstanding, respectively	2,645,342	1,683,342
Additional paid-in capital	2,573,064	1,297,708
Deficit accumulated during the exploration stage	(2,819,724)	(2,395,350)
Total stockholders’ equity	2,398,682	585,700

Total liabilities and stockholders' equity	$ 3,345,791	$ 1,361,630

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Revenue:
Royalties, net	$ -	$ -	$ 398,752
Lease and rental	-	-	99,330
Gold sales and other	-	-	31,441
	-	-	529,523

Expenses:
Management fees and salaries	40,625	16,400	1,059,582
Directors' fees	9,100	3,100	105,575
Directors' fees – non cash	44,250	-	187,450
Professional services	65,167	56,020	881,423
Other general and administrative expense	74,140	6,279	352,937
Exploration expense	135,685	6,599	201,162
Mineral property maintenance	5,454	1,633	26,009
Office supplies and other expense	5,061	1,735	249,279
Depreciation	5,171	211	11,265
Reclamation and miscellaneous	-	-	115,102
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Other costs of operations	-	-	8,030

	384,653	91,977	3,276,386
Other (income) expense:
Interest income	(14,474)	(71)	(44,921)
Interest expense and finance costs	54,195	30	117,782
Total other (income) expense	39,721	(41)	72,861

Net loss	$ 424,374	$ 91,936	$ 2,819,724

Net loss per common share	$ 0.02	$ 0.01	$ 0.42

Weighted average common
shares outstanding-basic	21,593,753	13,759,503	6,720,555

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (424,374)	$ (91,936)	$ (2,819,724)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,171	211	11,758
Common stock, warrants, and options
issued for salaries and fees	70,750	14,000	502,650
Compensation expense under SFAS 123R
for stock option grants	51,115	-	51,115
Amortization of discount on convertible
debenture for value of warrant	14,319	-	19,092
Amortization of discount on convertible
debenture for beneficial conversion feature	14,319	-	19,092
Amortization of deferred financing costs	10,833	-	14,444

Change in:
Interest receivable	(2,593)	-	(4,979)
Prepaid expenses	(63,437)	(231)	(74,165)
Other assets	(6,075)	-	(12,186)
Accounts payable, other	105,013	4,922	114,821
Accounts payable, related party	-	14,334	20,000
Accrued interest payable	14,628	-	21,203
Accrued compensation, related party	-	-	255,450
Accrued payroll taxes	-	-	19,323
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(210,331)	(58,700)	(1,723,356)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment, and
unrecovered promotional, exploratory, and
development costs	(330,205)	-	(379,506)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	(11,813)	-	(332,854)

Net cash used - investing activities	(342,018)	-	(25,418)

Cash flows from financing activities:
Proceeds from related party debt	-	100,000	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	600,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Issuance of common stock, net of offering costs	2,115,491	-	3,311,470
Payments on capital lease payable	(154)	-	(154)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,115,337	100,000	4,203,142

Net increase in cash and cash equivalents	1,562,988	41,300	2,454,368

Cash and cash equivalents, beginning of period	891,380	32,855	0
Cash and cash equivalents, end of period	$ 2,454,368	$ 74,155	$ 2,454,368

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
acquired through capital lease	$ 23,053	$ -	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

	March 31,	December 31,	March 31,
For periods ended	2006	2005	2005

Stock Options	465,000	320,000	320,000
Warrants	9,897,000	4,200,000	-
Convertible debenture	5,000,000	5,000,000	-
Total possible dilution	15,362,000	9,520,000	320,000

For the periods ended March 31, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the periods ended March 31, 2005 and Inception to Date (March 26, 1959) through March 31, 2006 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statement of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN:

Stock-Based Compensation:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s Financial Statements for the three months ended March 31, 2006, reflect the impact of this adoption.

In accordance with the modified prospective transition method, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based non-cash compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006, was $51,115, which is the total weighted average grant-date fair value of the options granted and vested during the quarter, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.   During the remainder of 2006, the Company expects to recognize $7,600 in additional compensation as required by SFAS 123(R) for options granted during the quarter ended March 31, 2006, but vesting during the following quarter.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  A total of 1,200,000 shares are authorized under the Plan, of which 300,000 restricted common shares have been issued and are included in the outstanding shares of the Company.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.  No stock options were issued in first quarter of 2005, therefore no compensation cost related to stock options was disclosed for that period.

For the period ended March 31, 2006, the Company used the Black-Scholes valuation, which requires the input of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The following is a summary of the assumptions used:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the three months ended March 31, 2006 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	0	$ -
Forfeited	(55,000)	$ 0.22
Options outstanding at the end of the period	465,000	$ 0.36	8.9
Options exercisable at the end of the period	415,000	$ 0.36	8.7
Options available for future grants	435,000

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $0.90 per share.  There were no exercises of stock options during the three months ended March 31, 2006.  The aggregate intrinsic value of vested options at March 31, 2006 was $154,600 at a price of $0.73 per exercisable share.

As of March 31, 2006 there was $32,500 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized in the second quarter of 2006.

4.

STOCKHOLDERS’ EQUITY:

Common Stock and Stock Warrants

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750 and net proceeds of $876,375.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

On February 24, 2006, the Company closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000 and net proceeds of $1,260,000.  This second closing brought the total gross proceeds received to $2,373,750, net proceeds to $2,136,375 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which was approved by the Board of Directors on February 13, 2006.  Each Unit consisted of one share of the registrant’s common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent to 949,500.

Stock and Option Grants to Affiliates

On March 1, 2006, the Board of Directors approved the appointment of an individual as Vice President. In connection with that appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

On March 1, 2006, the Board of Directors appointed an individual as Chief Financial Officer, Secretary, and Treasurer of the Company.  In connection with that appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

On March 6, 2006, the Company contracted with a Manager of Investor Relations. In connection with that appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

On March 29, 2006, the Board of Directors issued to a director 50,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan in connection with his appointment as a director on February 13, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Little Squaw Gold Mining Company (“Company”) is engaged in the business of acquiring, exploring, and developing mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals.

At this time, the Company’s only property is an exploration stage property in Alaska referred to as the Chandalar property.  The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  The Company controls an additional 13,406.5 acres of unpatented State of Alaska mining claims consisting of 115 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 13,833 acres (21.6 square miles), and are being maintained by the Company specifically for the possible development of placer and lode gold deposits.  The Company does not intend to conduct mining operations on its own account at this time.  Rather it plans to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then enter into joint ventures with, or sell the properties to, qualified major mining companies.  The Company intends to focus its activities only on projects that are primarily gold deposits.

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

During field work completed in the summer of 2005, a good deal of attention was focused on the old reports of quartz vein showings at the Pallasgreen and Drumlummon prospects.  These sites had not been evaluated since their discovery by prospectors early in the 1900s.  At the Pallasgreen, mineralization was found along a multiple quartz vein system for approximately 400 feet.  Soil samples geochemically anomalous in gold and an extensive “iron bleed” zone are indicative of mineralization in this area. The iron bleed, or ferricrete, is considered to be caused by ground water dissolution of buried metallic sulfides and re-participation of the metal ions in the surface hydrologic bleed zone. Additionally, gold in soil values were found about 4,000 feet westward along strike, which will be further evaluated in the coming year as a possible extension of the Pallasgreen veins.

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

First Quarter Preparations for 2006 Summer Exploration Season

The Company has secured the financing it needs to pay for its exploration program for 2006 and has entered into management contracts with well-qualified project managers.  The Company established accounts with the State of Alaska to enable it to process payrolls to meet its 2006 Chandalar project field labor needs.  The first of approximately ten hourly paid employees is scheduled to begin work in the third week of May 2006.  These are seasonal jobs that are all expected to be terminated by October 2006.

With the completion of the private placements in the fourth quarter of 2005 and in the first quarter of 2006, the Company is aggressively implementing its drilling plans for the Chandalar property.  In the first quarter of 2006, the Company has paid $330,205 in cash for capital equipment and secured additional equipment of $23,053 through a capital lease to support the 2006 summer exploration season. The main capital items are a mid-sized excavator, a small (D-4 size) dozer, seven all terrain vehicles, a pick-up truck and welding unit. In addition, the Company is finalizing a contract with a drilling company to perform drilling services using equipment owned by the drilling company.  All heavy equipment, except the contractor’s drill, was moved overland to the site in March 2006. The drill is scheduled to be flown to the site in July of 2006.

Plans for 2006 Summer Exploration Season

The planned 2006 seasonal exploration program for the Chandalar property is very similar to the combination of Phase I and Phase II recommended by the Company’s geologic consultant, James C. Barker.   A detailed version of the program costs is presented on pages 81 to 85 of Mr. Barker’s January 2, 2006 report titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.  The quantity of proposed drilling in Phase II has been increased from 5,000 feet or more to 10,000 feet or more, and the project's projected cost is now approximately $1.7 million dollars, as shown in the table below.

Proposed 2006 Chandalar Exploration Program Budget

EXPENSE CATEGORY
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

During late 2005 and early 2006, the Company raised sufficient cash to conduct the intended 2006 seasonal exploration program on the Chandalar property. See “Financial Condition and Liquidity” below for details of these financing activities.  The Company plans to begin its 2006 field exploration program during the second quarter of 2006, and expects to complete it in late 2006.  There can be no assurance that should exploration proceed according to the recommended program, it will lead to the discovery and delineation of ore reserves that will conform to the criteria specified in SEC Industry Guide 7.

The drilling program planned for 2006 is intended to provide an initial test of the ten identified targets, and, following appraisal of the results, is expected to lead to intensified drilling on a few selected sites in 2007. The aim of the 2007 drilling would be to establish a mineral resource on the selected sites. The Company has sufficient funds to undertake the proposed exploration and drilling program in 2006. Additionally, the Company has sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  The Company may not have sufficient funds to accomplish the 2007 follow up drilling, and may have to rely on further sales of its securities to pay for it. There can be no assurance the Company would be successful in completing such a securities offering on terms acceptable to the Company.

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on its ability to raise capital to fund future exploration and working capital requirements.  The Company plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual profitable development of its mining properties.  The Company’s plans may also, at some future point, include the formation of exploration, development or mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company was successful in obtaining financing for operations through 2006.

On March 31, 2006 the Company had total liabilities of $947,109, and total assets of $3,345,791.  This compares to total liabilities of $775,930 and total assets of $1,361,630 on December 31, 2005.  As of March 31, 2006, the Company’s liabilities consist of $738,184 convertible debenture, net of discounts, $22,900 capital lease, $21,203 accrued interest, $50,000 for environmental clean up, and $114,822 in outstanding accounts payable.

The Company’s principal source of liquidity during the three months ended March 31, 2006 and 2005, has been through debt and equity financing.  Financing activities provided cash of $2,136,221 during the three months ended March 31, 2006 and $100,000 during the three months ended March 31, 2005.  The Company used cash in operating activities of $210,331 during the three months ended March 31, 2006, and $58,700 during the three months ended March 31, 2005.  Additionally, the Company used cash of $330,205 to purchase equipment and acquired an additional $23,053 of equipment through a capital lease during the three months ended March 31, 2006.  The Company will utilize the majority of this equipment in its exploration programs for 2006 and beyond.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, and on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

During 2006, the Company will begin its efforts to comply with the Sarbanes-Oxley Act of 2002.  The Company’s effective date for compliance is December 31, 2007.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750 and net proceeds of $876,375.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

On February 24, 2006, the Company closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000 and net proceeds of $1,260,000.  This second closing brings the total gross proceeds received to $2,373,750, net proceeds to $2,136,375 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which had been approved by the Board of Directors on February 13, 2006.  Each Unit consisted of one share of the registrant’s common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent to 949,500.

The proceeds from this equity financing will be used to fund the 2006 Summer field exploration program, pay for general and administrative expenses of the Company and acquire additional properties for the Company’s portfolio.  Additional funding may be required to achieve the Company’s goal of acquiring new properties in 2006 and beyond.

The Company initiated the process of registering these securities by filing a Form SB-2 with the Securities Exchange Commission on April 11, 2006. The registration statement shall become effective on such date as the Securities and Exchange Commission, acting pursuant to Section 8(c) of the Securities Act of 1933, as amended, may determine.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 31.1

Certification of Richard R. Walters, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Ted R. Sharp, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Richard R. Walters, President, pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Ted R. Sharp, Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

15