Form 10KSB/A
period 2005-12-31
LITTLE SQUAW GOLD MINING CO
filed 2006-07-06
CIK 59860

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price close at close of market on June 27, 2006 of $1.10, the aggregate market value was $27,885,267.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of June 27, 2006 26,806,706 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  See exhibit table page 72.

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

VEIN:

A zone or belt of mineralized rock having a more or less regular constitution in length, width and depth, and lying within boundaries which clearly separates it from neighboring rock.

VEINLET:

A tiny vein, stringer or filament of mineral (commonly quartz) traversing a rock mass of different material, and usually one of a number making a Lode.

LITTLE SQUAW GOLD MINING COMPANY

FORM 10KSB

December 31, 2005

TABLE OF CONTENTS

PART I

7

ITEM 1.  DESCRIPTION OF BUSINESS

7

ITEM 2.  DESCRIPTION OF PROPERTIES

14

ITEM 3.  LEGAL PROCEEDINGS

25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

25

PART II

27

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

27

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

27

ITEM 7.  FINANCIAL STATEMENTS

36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

73

ITEM 8A.  CONTROLS AND PROCEDURES

73

ITEM 8B.  OTHER INFORMATION

73

PART III

75

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

75

ITEM 10.  EXECUTIVE COMPENSATION

80

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

83

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

85

ITEM 13.  EXHIBITS

88

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

89

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Little Squaw Gold Mining Company (“Company”) is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company was incorporated under the laws of the State of Alaska on March 26, 1959.  The Company’s executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203.

At this time, the Company’s only property is an exploration stage property in Alaska referred to as the Chandalar property.  The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle (Map 1).  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  The Company controls an additional 13,406.5 acres  of unpatented State of Alaska mining claims consisting of 115 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 13,833 acres (21.6 square miles), and are being maintained by the Company specifically for the possible exploitation of placer and lode gold deposits (Map 2).  The Company does not intend to conduct mining operations on its own account at this time.  Rather it plans to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then joint venture or sell the properties to qualified major mining companies.  The Company intends to focus its activities only on projects that are primarily gold deposits.

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

The Company’s initial focus is on exploration of its Chandalar property. The arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September. There are many operating mines located elsewhere within North America that are located above the Arctic Circle. Management believes year-round operations at Chandalar are entirely feasible should an exploitable deposit of gold be proven through seasonal exploration activities.  In 2006, the Company’s intends to:

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

•

Support state and federal industrial enhancement projects that could bring power and a road into Chandalar.

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

LITTLE SQUAW GOLD MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
Big Squaw Creek
Little Squaw Creek
McNett Fork Creek
Boulder Creek
Little McLellan Creek
Creek
Tobin
Big Creek
Exploration Camp
Mill
T 32 N
T 31 N
R 4 W
R 3 W
R 2 W
LEGEND
LSGMC-Patented federal claims subject to 2% royalty
LSGMC-Traditional state 40 acre claims subject to 2% royalty
LSGMC- Claims purchased from prior management-not subject to 2% royalty
LSGMC-Super MTRSC 160 acre state claims not subject to 2% royalty
Del Ackels state MTRSC 40 acre claims, not held by LSGMC
Springline Mining MTRSC 160 acre claims, not held by LSGMC
Airstrip
CLAIM-Ack no num 4-1-066.cdr, 4/2/06

MAP 2.  The Company’s mining claims in the Chandalar mining district.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced about 85,000 ounces of gold mainly from placer deposits, but also from high-grade gold-quartz veins.  The Company was incorporated in 1959 for the purpose of acquiring the gold mining properties of the Chandalar mining district.  Operations of the Company during the 1960's resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of what were then considered to be ore reserves ( non compliant with the definition of ore reserves under SEC Industry Guide 7) in underground workings.

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

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and gold production.  The quartz lodes were last worked from 1979 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au).  The material was extracted from surface and underground workings on three of four mineralized quartz structures from within the patented federal mining claims owned by the Company.  Recorded placer gold production of the Chandalar district is 76,270 ounces. The Company’s lessees produced 15,735.5 ounces of that total amount of placer gold between 1979 and 1999. All production of native (or raw) gold on the property has been of 845 fineness (1,000 fine is pure gold). The raw gold is a natural alloy containing about 85% gold, 14% silver and 1% copper. The unpatented claims are located on property that was formerly all owned by the Federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.  By that date the Company had converted all previously held unpatented federal mining claims into unpatented state mining claims.

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

The Company allowed some of its state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. The individual who had owned Gold Dust Mines, Inc. (Mr. Ackels) continued to do the annual assessment work on the remaining claims on behalf of the Company through the year 2002. In July of 2003, Mr. Ackels located state mining claims on his own behalf in the areas previously vacated by the Company. Mr. Ackels’ claims are now inliers to the Company's mining claim block, and he conducts seasonal placer mining operations on those claims, including a significant operation on Big Creek during 2005 which, pending a survey of claim corners, may encroach on one of the Company’s claims. As a matter of principle, the Company intends to maintain and, if needed, defend its claimholder rights.  Any potential encroachment of Mr. Ackels’ clams is not material to the assets or operations of the Company, and a determination of claim corners in Mr. Ackels’ benefit would not materially affect the Company’s current exploration plan or exploration plans for the future.

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

The long term potential for the Chandalar mining district lies in the possibility of finding economically exploitable deposits of gold quartz lodes, which will initially require a substantial drilling exploration commitment.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company competes with others in efforts to obtain financing to acquire and explore mineral properties.

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

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically re-evaluated at that time.

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

The Company has attempted to acquire and maintain satisfactory title to its Chandalar mining property, but the Company does not normally obtain title opinions on its properties in the ordinary course of business, with the attendant risk that title to some or all segments the Company’s properties, particularly title to the State of Alaska unpatented mining claims, may be defective.

Alaska Taxes Pertaining to Mining

Alaska has tax and regulatory policies that are widely viewed by the mining industry as offering one of the most favorable environments for establishing new mines in the United States. The mining taxation regime in Alaska has been stable for many years. There has been discussion of taxation issues in the legislature, but no changes have been proposed that would significantly alter the current state mining taxation structure. Although management has no reason to believe that new mining taxation laws which could adversely impact Chandalar property will materialize, such event could and may happen in the future.

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

All-weather road access to the Company’s property would have dramatic positive economic impacts on the exploration for any gold deposits the Company may find on its claims.  On April 11, 2005 the State of Alaska (the plaintiff), after due notice, filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. The Company considers this action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar to be a material event favorable to the Company should the state succeed in its lawsuit. Current access to the Company’s Chandalar property is only either by winter ice trail over this route, or by aircraft to airstrips located on the property.  To date, the State of Alaska has settled with fourteen of the seventeen defendants either by default or agreement. The principal defendant, the U.S. Secretary of the Interior, has not settled. Negotiations are proceeding.  On December 8, 2005 a U.S. District Court judge for the District of Alaska issued a Schedule and Planning Order for the pre-trial actions of the case. It specifies a time table during 2006 for the disclosure of all documents and witnesses, and motions to add other parties. It further states that all discovery must be completed by February 1, 2007, and any dispositive motions must be filed by March 2, 2007. When the time allowed for discovery and motion has passed, and all dispositive motions have been ruled upon, the Court will call upon the parties to certify that the case is ready for trial. The Company believes this will happen in the late Spring of 2007, pending lack of a pre-trial settlement. The Order contains an estimate this case will require ten days for trial by jury.

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

Mining Claims

At Chandalar, the Company currently owns in fee twenty-one 20-acre patented federal lode claims, one 15-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, the Company holds twenty-six 40-acre unpatented State of Alaska claims lying largely within one hundred fifteen 160 acre unpatented state claims.  The mining claims were located to cover most known gold bearing zones within an area approximately five miles by five miles.  The total land position amounts to 13,833 acres (21.6 square miles) consisting of 426.5 acres of patented claims and 13,406.5 acres of unpatented claims.  The claims are contiguous and form a single block that comprises the Company's only mining property at this time (Map 2).

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

The annual rental fee for the Company’s unpatented state mining claims is $130 for the 40-acre claims and $100 for the 160-acre claims. The total annual rental obligation for the Chandalar property is currently $12,205, and the rental fees are fully paid through November 30, 2006.

The total current annual combined mining claims assessment work and rental holding costs for the Company’s Chandalar property are $50,105, which are included in mineral property maintenance expense and professional services expense on the Company’s Statement of Operations. The Company’s private property (patented mining claims) does not lie within any borough and is not subject to any property tax levies.

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

Geology and Previous Exploration and Site Work

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

LITTLE SQUAW GOLD MINING COMPANY
Squaw Lake
Little Squaw Lake
LITTLE SQUAW PLACER MINE & DEPOSIT
Squaw Lake Airstrip
Spring Creek Millsite
McNett Fork Creek
Squaw Creek
CHANDALAR EXPLORATION CAMP
LITTLE SQUAW MINE
Boulder Cr.
Big Squaw
Little Squaw
Crystal Peak
ENEVELOE MINE
Little Squaw Peak
T. 32 N.
T. 31 N.
Woodchuck Cr
McLellan Creek
TOBIN CREEK PLACER MINE
SUMMIT MINE
Little
Mill
Creek
St. Mary's Pass
McLellan Pass
Tobin
Tobin Airstrip (washed out)
MIKADO MINE
Big Creek Airstrip
McLellan Peak
21 ?
BIG CREEK PLACER MINE
McLellan
Creek
R. 4 W.
R. 3 W.
R. 3 W.
R. 2 W.
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

0 2000 4000 6000 8000 10000
FEET

MINES
LODE PROSPECTS
PLACER PROSPECTS
DRILL TARGET
LODE PROSPECT, TRENCHES & PITS
ALL WEATHER MINE ROAD
WINTER TRAIL

PROS MAP DH TARG 4-10-06.cdr, 4/11/06

Map 3 -  Mines and prospects of the Chandalar mining district, with 2006 drill targets.

The Company’s patented lode mining claims contain the most important gold-bearing structures in the district, so far as is now known.  Although high-grade gold showings in the Chandalar district have long been recognized in published literature, exploration necessary to establish the extent of mineralization has never been accomplished.  The principal evaluation work done in the past on the lode deposits was done on the Mikado, Summit, Little Squaw, and Eneveloe-Bonanza vein mines by lessees in the late 1970’s early 1980’s.  Each of these veins has been minimally worked by means of several hundred feet of underground workings aggregating almost 2,000 feet in all.  Limited surface work in the past within the district established the existence of gold-bearing zones on other prospects similar to the veins found at these mines.  Sufficient work has never been accomplished on any of the veins and gold-bearing zones to define the presence of ore reserves that meet the criteria of SEC Industry Guide 7.

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

according to records in the Company’s possession  about 380 tons of material were processed at a grade of 1.65 oz Au/ton; drill intercepts, including one of 10 ft. at 0.66 oz Au/ton, show deeper underlying untested mineralization

	Mikado Mine	gold occurs within fractured rock and quartz lenses of a shear zone; according to records in the Company’s possession past production totaled 10,418 tons at a grade of 0.99 oz Au/ton
Summit Mine

at least two gold-quartz veins are present; according to records in the Company’s possession, 142 tons of material were processed at a grade of 4.82 oz Au/ton; overall, a total of 1,401 tons at 1.29 oz Au/ton were produced; drill hole records show more veins were cut beneath the mine workings – DDH 82-7 intercepted 5 feet @ 1.0 oz Au/t

Eneveloe Mine

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

•

Pioneer Prospect:  The Pioneer quartz vein, which saw limited exploration in the early 1900’s, is partially exposed in old trenches and prospect pits.  The Pioneer prospect contains very high-grade gold values of undetermined extent, but it is associated with a major shear zone that is at least three miles long.  A channel sample collected by the Company across the vein assayed 2.30 oz Au/t over a width of 2.5 feet, and another channel sample of a 3-foot-wide quartz vein taken 35 feet along strike from the first channel sample assayed 0.82 oz Au/t.  Six anomalous soil samples taken by the Company from a depth of 4 to 5 feet along the soil covered projections of the vein average 0.260 parts per million (ppm) gold and are interpreted to indicate the possible presence of a buried vein extending outward from both ends of the trench, suggesting a possible vein strike length in excess of 1,500 feet with at least 150 feet of vertical relief exposed.  Additional soil sampling and dozer trenching are planned to further define drilling targets at the Pioneer prospect.

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

•

Mikado Mine: Records in the Company’s possession indicate that this mine has produced about 10,000 tons at an average grade of one ounce of gold per ton. Twenty-five-year-old mining engineering records show that significant un-mined mineralized material remains in the portion of the mine that was previously worked but that is now caved in.  The previously mined vein carried multi-ounce gold grades in some places.  Three reconnaissance rock samples collected by the Company gathered from the mine dumps in 2004 and 2005 assayed 23.28 oz Au/t with 5.24 oz Ag/t, 1.57 oz Au/t with 0.83 oz Ag/t and 0.95 oz Au/t with 0.19 oz Ag/t.  The Company’s consulting geologists have concluded that there are at least two shoots of strongly mineralized material which are open to extension at depth, and the Company intends to test these possible extensions by drilling during the 2006 field program.

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

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its properties are currently subject to any material legal proceedings or other regulatory or governmental proceedings.  Management is not aware of any proceeding that a governmental authority is contemplating relating to the Company or its properties.

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

Fiscal Year

High Closing

Low Closing

2004

First Quarter

$0.75

$0.51

Second Quarter

$0.72

$0.37

Third Quarter

$0.47

$0.28

Fourth Quarter

$0.55

$0.35

2005

First Quarter

$0.50

$0.34

Second Quarter

$0.45

$0.30

Third Quarter

$0.33

$0.23

Fourth Quarter

$0.35

$0.21

2006

First Quarter

$0.80

$0.25

As of June 27, 2006, the closing bid quotation for the Company’s common stock was $1.10 per share as quoted by the NASD OTC BB exchange.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. The Company’s plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company has been successful in obtaining financing for operations through 2006.

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

Private Placement Offerings

Placement Agent Agreement

On September 23, 2005, the Company entered into a Placement Agent Agreement with Strata Partners, LLC, a U.S. registered broker dealer.  Under the terms of a Placement Agent Agreement, the Company agreed to pay Strata Partners, LLC, as agent, a placement agent fee in an amount equal to eight percent (8%), as applicable, for sales effected by the agent and a lead agent fee agent in an amount equal to two percent (2%) of the aggregate gross proceeds of any placement during the term of the agreement.  The agent also will receive warrants, as lead agent, to purchase common shares equal to three percent (3%) of the total number of common shares (or common stock equivalents) sold by the Company in the placement and warrants as selling agent to purchase additional common shares equal to seven percent (7%) of the total number of common shares (or common stock equivalents), as applicable, for sales effected by the agent.  The terms, conditions and exercise price of the warrants to be issued to the agent shall be economically equivalent to the terms, conditions and exercise price of the securities issued by the Company in a placement.  The Company also agreed to grant the agent the same registration rights granted to investors in a placement, if any, and reimburse the agent for all expenses incurred by it in the performance of the agent’s obligations, including but not limited to the fees and expenses of the Company’s counsel and accountants and the cost of qualifying the placement, and the sale of the securities, in various states or obtaining an exemption from state registration requirements.  The Company will reimburse the agent for actual expenses, including but not limited to accounting, legal and professional fees, incurred by the agent in connection with the Placement, not to exceed one-half percent (0.5%) of the gross offering proceeds.  The Company agreed that the agent would serve as exclusive placement agent until January 31, 2006, extendable for a period of time thereafter by mutual consent.  Prior to its expiration on January 31, 2006, the Company extended the agreement to February 28, 2006 to provide for the agent’s compensation for the closing of the second tranche on February 24th , of a private placement occurring subsequent to the end of 2005, as discussed below, which had been arranged by Strata Partners.  The Company paid Strata Partners, LLC (the lead agent and sole selling agent) all of the fees outlined above in connection with the Company’s November 21, 2005 placement of 6% Convertible Debenture and Class A Warrants.

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

Convertible Debenture

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of US$1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  Cash proceeds to the Company, net of cash fees to the placement agent was $900,000. The Debenture is convertible at any time at the option of the holder into shares of Common Stock, $0.10 par value, at US$0.20 per share, subject to certain adjustments, and the Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of US$0.30 per share until November 21, 2008, the term of the Convertible Debenture.  Both the Convertible Debenture and Warrant are transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days.

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

On June 1, 2006, the Company remitted interest to RAB Special Situations (Master) Fund Limited in the amount $31,397.26 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 28,286 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 24, 2006.  On that date Little Squaw’s common stock closed at $1.11 per share.

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

4,773

4,773

Amortization of deferred financing costs

3,611

3,611

Change in:

Accrued interest receivable

(2,386)

(2,386)

Prepaid expenses

(4,530)

54

(10,728)

Other assets

(3,086)

(3,025)

(6,111)

Accounts payable, other

4,789

(17,341)

9,808

Accounts payable, related party

(32,772)

32,772

20,000

Accrued interest payable

6,575

6,575

Accrued compensation, related party

255,450

Accrued payroll taxes

19,323

Convertible success award, Walters LITS

88,750

Accrued remediation costs

            14,000

            50,000

Net cash used - operating activities

        (358,350)

        (346,915)

      (1,513,025)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional and exploratory costs

626,942

Proceeds from the sale of equipment

60,000

Additions to property, plant, equipment, and

unrecovered promotional and exploratory costs

             (7,377)

         (370,342)

Net cash - investing activities

                     0

             (7,377)

           316,600

Cash flows from financing activities:

Proceeds from related party debt

100,000

100,000

Payments on related party debt

(100,000)

(100,000)

Proceeds from issuing convertible debenture

700,000

700,000

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

150,000

150,000

Payment of financing costs from cash proceeds of

convertible debenture

(100,000)

(100,000)

Issuance of common stock, net of offering costs

316,875

288,313

1,195,979

Acquisitions of treasury stock

            (8,174)

Net cash - financing activities

       1,216,875

          288,313

       2,087,805

Net increase in cash and cash equivalents

858,525

(65,979)

891,380

Cash and cash equivalents, beginning of year

            32,855

            98,834

                     0

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

(An Exploration Stage Company)

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Little Squaw Gold Mining Company (“Company”), was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company’s common stock trades on the NASDAQ OTC BB exchange under the ticker symbol LITS.

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. During the second half of 2005 and the first quarter of 2006, the Company has been successful in obtaining financing for operations through 2006.

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

Mining and Mineral Properties

Cost of acquiring mineral properties are capitalized by the project area.  Costs to maintain mineral rights and leases are expensed as incurred.  Exploration costs are expensed in the period in which they occur.  When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

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

5.

CONVERTIBLE DEBENTURE

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of US$1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  The Debenture is convertible at any time at the option of the holder into shares of Common Stock, $0.10 par value, at US$0.20 per share, subject to certain adjustments, and the Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of US$0.30 per share until November 21, 2008, the term of the Convertible Debenture.  Both the Convertible Debenture and Warrant are transferable. The Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days.

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

STOCKHOLDERS’ EQUITY

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

On January 6, 2005, the Company issued 20,000 restricted common shares to Mr. Terry Swanger in partial fulfillment of payment for consulting services by Swanger Eriksen and Associates as provided for in a Letter Agreement dated October 14, 2004. The consulting services were related to the formulation and implementation of a marketing plan to introduce the Company to U.S. markets.  The Letter Agreement was terminated on February 28, 2005.  An expense of $5,600 was recorded in connection with the issuance based on the estimated value of the shares issued.

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

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, except to the extent that the market value of the underlying common stock on the date of grant exceeded the exercise price of stock options. Pro forma net loss presented below was determined as if the Company had accounted  for their  employee  stock  options  under  the fair  value  method  of Statement  123.

Year Ended December 31,

2005

2004

Net loss as reported

$

(386,249)

$

(553,178)

Add: Stock-based employee

  compensation expense included in

  reported net loss

-

59,200

Deduct:  Total stock-based employee

  compensation expense determined under

  fair value based method for all awards

                    -

        (117,600)

Pro forma net loss

$

      (386,249)

$

      (611,578)

Loss per share:

   Basic – as reported

$

           (0.02)

$

           (0.04)

   Basic – pro forma

$

           (0.02)

$

           (0.04)

There were no grants of stock options for the year ended December 31, 2005.

The fair value of stock options was estimated at the date of grant using the Black Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

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

2005

2004

Deferred tax assets arising from:

Unrecovered promotional and exploratory costs

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

ITEM 8A.  CONTROLS AND PROCEDURES

The Company’s controls and procedures have been adequately designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis.  The controls and procedures are adequately designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The section sets forth certain information with respect to the Company’s current directors, executive officers and key management consultants as of May 15, 2006.  The term for each director expires at the Company’s next annual meeting or until his or her successor is appointed.

Directors and Executive Officers

Name (1)

Age

Office with the Company

Appointed to Office

_____________________________________________________________________________________________

Richard R. Walters

62

President, Director

2003

Charles G. Bigelow

75

Director

2003

James K. Duff

60

Chairman, Director

2003

James A. Fish

75

Director

2003

Kenneth S. Eickerman

48

Director

2004

William Orchow

Director

2004

William V. Schara(1)

49

Director

2006

Ted R. Sharp(2)

49

Treasurer, Secretary

2006

Chief Financial Officer

____________________

(1)  On February 13, 2006, the Board of Directors of the Company elected William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Jackie Stephens.

(2)  Mr. Sharp replaced Becky L. Corigliano as our Treasurer, Secretary and Chief Financial Officer on March 1, 2006.  Ms. Corigliano resigned effective February 17, 2006..

Background and Experience

Richard R. Walters:  Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003.   Mr. Walters spends approximately 80% of his business hours each month on matters related to Little Squaw.  He is an economic geologist, and holds a degree in geology from Washington State University (1967). He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington. From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a Toronto Stock Exchange listed company now known as Yamana Gold Inc. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina.  In February of 2005 Marifil S.A. was merged into Marifil Mines Limited a public company traded on the Toronto Ventures Exchange.  Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited.

Charles G. Bigelow:  Mr. Bigelow has been a director since June 30, 2003.  Mr. Bigelow spends approximately 25 hours per month on matters related to Little Squaw.  He is an economic geologist with a degree in geology from Washington State University (1955).  From 1972 to June 2005, he has served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska.  During the previous five years, he was also a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange.  Mr. Bigelow retired in June 2005 and remains retired.

James K. Duff:  Mr. Duff has been the Chairman of the Board of Directors since June 24, 2003.  Mr. Duff spends approximately 10 hours per month on matters related to Little Squaw.  He is a geologist with over 35 years of diverse international experience in the mining industry.  Since September 2005, Mr. Duff has served as the President of South American Operations for Coeur d’Alene Mining Corporation, a public company traded on the New York Stock exchange.  Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures, and is currently serving as a director of that company. American International Ventures is a U.S. gold exploration company that trades on the NASDAQ OTC BB.  From November 2002 to April 2004, Mr. Duff worked as a consultant to companies in the mining industry, including Coeur d’Alene Mines and other. He previously worked for Coeur d’Alene Mines for 12 years where he was Vice President of Business Development (from 1990 to November 2002). Mr. Duff has a BS degree in geology from the Mackay School of Mines at the University of Nevada, Reno and an MS degree in geology from the University of Idaho, and he completed the Program for Management Development at the Harvard School of Business.  He is a past President and honorary Life Member of the Northwest Mining Association.

James A. Fish:  Mr. Fish has been a director since June 24, 2003.  Mr. Fish spends approximately 6 hours per month on matters related to Little Squaw.  He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.  Mr. Fish has served an officer and director of Hanover Gold Company, Inc. since 1995 and Vice President for the last two years.  Hanover is a development stage mining company listed on the NASD OTC BB.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Kenneth S. Eickerman:  Mr. Eickerman became a director on March 4, 2004.  Mr. Eickerman spends approximately 12 hours per month on matters related to Little Squaw.  He received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant.  Mr. Eickerman has served as the Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, since April 2004.  Within the last five years he served as Vice President and Controller of Mustang Line Contractors, Inc. from May 2002 to January 2004, a company that builds electric transmission lines.  Previously, he was the Controller and Treasurer for Apollo Gold, Inc from April 1999 to April 2002.  Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow:  Mr. Orchow became a director on July 20, 2004.  Mr. Orchow spends approximately 10 hours per month on matters related to Little Squaw.  He has served as a director, President and Chief Executive Officer of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, since September 2003.  From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine.  From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation.  Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities.  He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association.  Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and chairman of its finance committee.  He graduated from the College of Emporia in Emporia, Kansas with a bachelor’s degree in science. Mr. Orchow serves on the Audit Committee.

Ted R. Sharp:  Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 1, 2006.  Mr. Sharp spends approximately 50% of his business hours each month on matters related to Little Squaw.   Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University.  Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients.  Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 25 years of experience in treasury management, internal financial controls, U.S. Security and Exchange compliance

and Corporate Governance.   The Company has entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.

Becky L. Corigliano:  Ms. Corigliano was the Treasurer/Secretary and Acting Chief Financial Officer of Little Squaw Gold Mining Company since November 1, 2003 and was appointed Chief Financial Officer by the Board of Directors on March 4, 2004.  Ms. Corigliano has resigned from those positions effective February 17, 2006.

Director Election Subsequent to 2005

On February 13, 2006, the Board of Directors of the Company elected Mr. William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Mr. Jackie Stephens. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University.  Mr. Schara spends approximately 10 hours per month on matters related to Little Squaw.  He was also appointed to the Company’s Audit Committee on February 13, 2005.  Since December 2004 he has been employed as a management consultant for, and then since July of 2005 as the Chief Financial officer of, Minera Andes Inc., a Canadian development stage mining company listed on the Canadian Ventures Exchange and the NASDAQ OTC BB exchange.  He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer.  Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the American Stock Exchange and the London Alternative Investment Market Exchange.  Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company.  Mr. Schara has more than 25 years experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures. Mr. Schara serves on the Audit Committee.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of June 27, 2006 by:

•

each person who is known by us to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock;

•

the Company’s named executive officers;

•

the Company’s directors; and

•

all of the Company’s executive officers and directors as a group.

Title of Class	Name of Shareholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, President, Chief Executive Officer and Director	3412 S. Lincoln Dr. Spokane, WA 99203	759,060		2.83%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	182,500	(3)	*
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Cl Anchorage, AK 99515	170,000	(2)(3)	*
Common Stock	James A. Fish, Director	4923 S. Woodfield Lane Spokane, WA 99223	167,000	(2)(3)	*
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	267,903	(2)(3)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	50,000	(6)	*
Common Stock	William V. Schara, Director	3221 S. Rebecca Spokane, WA 99223	100,000	(9)	*
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	75,000	(7)	*
Common Stock	Robert G. Pate, Vice President	8620 E. Parkside Lane Spokane Valley, WA 99217	75,000	(8)	*
Common Stock	All current executive officers and directors as a group		1,846,463	(4)	6.79%
5% or greater shareholders
Common Stock	RAB Special Situations (Master) Fund Limited	c/o RAB Capital plc 1 Adam Street London WC2N 6LE	7,528,286	(5)	9.99%
Common Stock	Wilbur G. Hallauer	406 Eastlake Road Oroville, WA 98844	2,081,875	(6)	7.77%

*

Less than 1%.

(1)

Calculated based on 26,806,706 shares of common stock issued and outstanding as of June 27, 2006.

(2)

Includes 5,000 shares of common stock acquirable upon exercise of vested options exercisable before March 3, 2014.

(3)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before December 31, 2014.

(4)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (2), (3), (7) and (8).

(5)

RAB Special Situations (Master) Fund Limited is organized under the laws of the Cayman Islands.  The shareholder holds a 6% convertible debenture in the principal amount of $1,000,000 convertible into 5,000,000 common stock at $0.20 per share and a Class A Warrant exercisable to acquire 2,500,000 shares of common stock at $0.30 per share before November 20, 2008.  The 6% convertible debenture and the Class A Warrant contain provisions that limit the selling shareholder’s beneficial ownership in the class of common stock of Little Squaw to 9.99%. Shares totaling 28,286 were issued to the holder on June 1, 2006 in for interest under the terms of the convertible debenture.

(6)

Includes 25,000 shares of common stock acquirable upon exercise of vested options exercisable before December 31, 2014.

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

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016.

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

Equity Compensation Plan Information

At a special meeting of shareholders on January 23, 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan.  The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock, referred to as “restricted stock”, to participants of the Plan.  The purpose of the Plan is to promote the Company’s success and enhance the value of its assets by linking the personal interests of the participants to those of the Company’s shareholders, by providing participants with an incentive for outstanding performance.  Pursuant to the terms of the Plan, 1,200,000 shares of unissued common stock, in aggregate, were authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants.  The Plan is administered by the Compensation Committee and subject to the terms and provisions of the Plan, the Compensation Committee, at any time and from time to time, may grant nonqualified stock options, incentive stock options and restricted stock to participants under the plan in such amounts, as the committee may determine. Eligible participants in the Plan include the Company’s employees, directors and consultants.

Options granted to participants under the Plan must be exercised no later than the tenth employment anniversary of the participant. .  If a participant shall die while employed by or while a Director of the Company, any Option held by him shall become exercisable in whole or in part if the Option was issued one year or more prior to the date of death, but only by the person or persons to whom the participant's rights under the Option shall pass by the participant's will or applicable laws of descent and distribution.  All such Options shall be exercisable only to the extent that the participant was entitled to exercise the Option at the date of his death and only for six months after the date of death or prior to the expiration of the option period in respect thereof, whichever is sooner.  If a participant ceases to be employed or act as a consultant or director of the Company for cause, no Option held by such participant may be exercised following the date on which such participant ceases to be so employed or ceases to be a consultant or director, as the case may be.  If a participant ceases to be employed by or act as a director of the company for any reason other than cause, then any Option held by such participant at the effective date thereof shall become exercisable in whole or in part for a period of up to six months thereafter.

Restricted stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the Compensation Committee and specified in the award agreement granting the restricted stock, or upon earlier satisfaction of any other conditions, as specified by the Committee, in its sole discretion, and set forth in the award agreement.  All rights with respect to the restricted stock granted to a participant under the Plan shall be available during his or her lifetime only to the participant.  Each award agreement shall set forth the extent to which the participant shall have the right to retain restricted stock and following termination of the participant’s employment with the company.  Such provisions shall be determined in the sole discretion of the Compensation Committee, shall be included in the award agreement entered into with each participant, need not be uniform among all restricted stock issued pursuant to the Plan, and may reflect distinctions based on the reasons for termination.

Under the Plan, upon a change of control transaction

o

any and all Options granted hereunder shall become immediately exercisable; additionally, if a participant’s employment is terminated for any other reason except cause within twelve (12) months of such Change in Control, the participant shall have until the earlier of: (i) twelve (12) months following such termination date; or (ii) the expiration of the Option, to exercise any such Option;

o

any period of restriction for restricted stock granted hereunder that have not previously vested shall end, and such restricted stock and restricted stock units shall become fully vested;

o

the target payout opportunities attainable under all outstanding awards which are subject to achievement of any performance conditions or restrictions that the committee has made the award contingent upon, shall be deemed to have been earned as of the effective date of the change in control, and such awards treated as follows: the vesting of all such awards denominated in shares shall be accelerated as of the effective date of the change in control the Compensation Committee has the authority to pay all or any portion of the value of the shares in cash; and

o

the Compensation Committee has authority to make any modifications to the awards as determined by the committee to be appropriate before the effective date of the change in control.

Under the Plan a “Change in Control” means any of the following events: (i) any organization, group, or person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the company representing thirty-five percent (35%) or more of the combined voting power of the then outstanding securities of the company; or (ii) during any two (2) year period, a majority of the members of the Board serving at the date of approval of this Plan by shareholders is replaced by Directors who are not nominated and approved by the Board; or (iii) a majority of the members of the Board are represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the company; or (iv) the company shall be combined with or acquired by another company and the Board shall have determined, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

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

As of December 31, 2005, securities authorized for issuance under the Company’s original 2003 Share Incentive Plan, approved by the shareholders, as equity compensation were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by shareholders	320,000(1)	$ 0.23	580,000
Equity compensation plans not approved by shareholders	--	--
	320,000		580,000

(1)

Includes 55,000 options held by a former director, which expired on March 13, 2006.  Subsequent to December 31, 2005, we granted options exercisable to acquire 50,000 shares of common stock at $0.65 per share; 50,000 shares of common stock at $0.50 per share, 50,000 shares of common stock at $0.40 per share, and 50,000 shares of common stock at $0.63 per share under our restated 2007 Share Incentive Plan.

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

Date:  June 29, 2006

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  June 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:

June 29, 2006

            /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

June 29, 2006

              /s/ James K. Duff

James K. Duff, Director

Date:

June 29, 2006

              /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

June 29, 2006

             /s/ James A. Fish

James A. Fish, Director

Date:

June 29, 2006

            /s/ William Orchow

William Orchow, Director

Date:

June 29, 2006

           /s/ William Schara

William Schara, Director

Date:

June 29, 2006

          /s/ Richard R. Walters

Richard R. Walters, Director