Form 10QSB/A
period 2006-03-31
LITTLE SQUAW GOLD MINING CO
filed 2006-07-06
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    26,806,706 shares of Common Stock as of June 27, 2006

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

13

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:  Default Upon Senior Securities

14

Item 4:  Submission of Matters to a Vote of Security Holders

14

Item 5:  Other Information

15

Item 6:  Exhibits

15

Signatures

16

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

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (424,374)	$ (91,936)	$ (2,819,724)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,171	211	11,758
Common stock, warrants, and options
issued for salaries and fees	70,750	14,000	502,650
Compensation expense under SFAS 123R
for stock option grants	51,115	-	51,115
Amortization of discount on convertible
debenture for value of warrant	14,319	-	19,092
Amortization of discount on convertible
debenture for beneficial conversion feature	14,319	-	19,092
Amortization of deferred financing costs	10,833	-	14,444

Change in:
Interest receivable	(2,593)	-	(4,979)
Prepaid expenses	(63,437)	(231)	(74,165)
Other assets	(6,075)	-	(12,186)
Accounts payable, other	105,013	4,922	114,821
Accounts payable, related party	-	14,334	20,000
Accrued interest payable	14,628	-	21,203
Accrued compensation, related party	-	-	255,450
Accrued payroll taxes	-	-	19,323
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(210,331)	(58,700)	(1,723,356)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment, and
unrecovered promotional and exploratory costs	(330,205)	-	(379,506)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	(11,813)	-	(332,854)

Net cash used - investing activities	(342,018)	-	(25,418)

Cash flows from financing activities:
Proceeds from related party debt	-	100,000	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Issuance of common stock, net of offering costs	2,115,491	-	3,311,470
Payments on capital lease payable	(154)	-	(154)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,115,337	100,000	4,203,142

Net increase in cash and cash equivalents	1,562,988	41,300	2,454,368

Cash and cash equivalents, beginning of period	891,380	32,855	0
Cash and cash equivalents, end of period	$ 2,454,368	$ 74,155	$ 2,454,368

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
acquired through capital lease	$ 23,053	$ -	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

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

During the quarter ended March 31, 2005 the Company recognized no stock based compensation nor reported the pro forma effect of any stock based compensation expense as no stock based awards were made.

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN, CONTINUED:

For the period ended March 31, 2006, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

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

At this time, the Company’s only property is an exploration stage property in Alaska referred to as the Chandalar property.  The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  The Company controls an additional 13,406.5 acres of unpatented State of Alaska mining claims consisting of 115 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 13,833 acres (21.6 square miles), and are being maintained by the Company specifically for the possible exploitation of placer and lode gold deposits.  The Company does not intend to conduct mining operations on its own account at this time.  Rather it plans to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then enter into joint ventures with, or sell the properties to, qualified major mining companies.  The Company intends to focus its activities only on projects that are primarily gold deposits.

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

With the completion of the private placements in the fourth quarter of 2005 and in the first quarter of 2006, the Company is aggressively implementing its drilling plans for the Chandalar property.  In the first quarter of 2006, the Company paid $330,205 in cash for capital equipment and secured additional equipment of $23,053 through a capital lease to support the 2006 summer exploration season. The main capital items are a mid-sized excavator, a small (D-4 size) dozer, seven all terrain vehicles, a pick-up truck and welding unit. In addition, subsequent to the end of the first quarter, the Company entered into a contract with a drilling company to perform drilling services using equipment owned by the drilling company.  All heavy equipment, except the contractor’s drill, was moved overland to the site in March 2006. The drill is scheduled to be flown to the site in July of 2006.

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

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on its ability to raise capital to fund future exploration and working capital requirements.  The Company plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties.  The Company’s plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company was successful in obtaining financing for operations through 2006.

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

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 25, 2006, the Company issued 100,000 shares of common stock as a result of exercise of 100,000 warrants at $0.30 per common share, resulting in $30,000 proceeds received by the Company.

On May 22, 2006, the Company issued 200,000 shares of common stock to Wilbur G. Hallauer as a result of exercise of 200,000 warrants at $0.30 per common share, resulting in $60,000 proceeds received by the Company.

On March 29, 2006, the Board of Directors issued to William V. Schara 50,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan in connection with his appointment as a director on February 13, 2006.

On March 6, 2006, the Company contracted with Ms. Susan Schenk as Manager of Investor Relations. In connection with Ms. Schenk’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.

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

Private Placement:

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

None

ITEM 6.  EXHIBITS

Exhibit 31.1

Certification of Richard R. Walters, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Ted R. Sharp , Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Richard R. Walters , President, pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Ted R. Sharp , Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 30, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 30, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

16