Form 10QSB
period 2006-06-30
LITTLE SQUAW GOLD MINING CO
filed 2006-08-14
CIK 59860

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    26,806,706 shares of Common Stock as of July 31, 2006

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, June 30, 2006 and December 31, 2005

1

Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and from the date of inception on March 26, 1959 through June 30, 2006

2

Statements of Cash Flows for the six month period ended June 30, 2006 and 2005 and from the date of inception on March 26, 1959 through June 30, 2006

3

Notes to Financial Statements

5

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

9

Item 3:  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3:  Default Upon Senior Securities

15

Item 4:  Submission of Matters to a Vote of Security Holders

15

Item 5:  Other Information

15

Item 6:  Exhibits

15

Signatures

16

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
June 30, 2006 and December 31, 2005
	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 2,218,785	$ 891,380
Interest receivable	1,270	2,386
Prepaid expenses	72,351	10,728
Total current assets	2,292,406	904,494

Plant, equipment, and mining claims:
Equipment, net of depreciation	355,979	3,595
Mining and mineral properties	332,854	321,041
Total plant, equipment and mining claims	688,833	324,636

Other assets:
Deferred financing costs	104,723	126,389
Other assets	20,901	6,111
Total other assets	125,624	132,500

Total assets	$ 3,106,863	$ 1,361,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 120,147	$ 9,809
Payroll and payroll taxes payable	22,831	-
Accrued interest payable	4,931	6,575
Capital lease payable	22,566	-
Total current liabilities	170,475	16,384

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	766,822	709,546
Total long-term liabilities	816,822	759,546

Total liabilities	987,297	775,930

Stockholders' equity:
Preferred stock; no par value, 10,000,000
shares authorized; no shares issued or outstanding
Common stock; $0.10 par value, 200,000,000 shares authorized;
26,806,706 and 16,833,420 issued and outstanding, respectively	2,680,670	1,683,342
Additional paid-in capital	2,660,840	1,297,708
Deficit accumulated during the exploration stage	(3,221,944)	(2,395,350)
Total stockholders’ equity	2,119,566	585,700

Total liabilities and stockholders' equity	$ 3,106,863	$ 1,361,630

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2006	2005	2006	2005	2006
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Expenses:
Management fees and salaries	51,100	18,150	91,725	34,550	1,110,682
Directors' fees	2,400	3,900	11,500	7,000	107,975
Directors' fees – non cash	-	-	44,250	-	187,450
Professional services	18,707	45,899	83,875	101,919	900,130
Other general and admin expense	81,473	16,220	155,613	22,499	434,410
Exploration expense	194,749	6,275	330,434	12,874	395,911
Mineral property maintenance	2,426	1,633	7,880	3,266	28,435
Office supplies and other expense	4,740	1,636	9,800	3,371	254,019
Depreciation	14,356	211	19,527	422	25,621
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Other costs of operations	-	-	-	-	8,030
Total expenses	369,951	93,924	754,604	185,901	3,646,337

Other (income) expense:
Interest income	(22,993)	(38)	(37,467)	(109)	(67,914)
Interest expense and finance costs	55,262	3,025	109,457	3,055	173,044
Total other (income) expense	32,269	2,987	71,990	2,946	105,130

Net loss	$ 402,220	$ 96,911	$ 826,594	$ 188,847	$ 3,221,944

Net loss per common share	$ 0.02	$ Nil	$ 0.03	$ Nil	$ 0.48

Weighted average common
shares outstanding-basic	26,584,550	15,508,077	23,768,961	15,453,097	6,780,178

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (826,594)	$ (188,847)	$ (3,221,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	19,527	423	26,114
Common stock, warrants, and options
issued for salaries and fees	102,148	39,968	534,048
Compensation expense under SFAS 123R
for stock option grants	58,715	-	58,715
Amortization of discount on convertible
debenture for value of warrant	28,638	-	33,411
Amortization of discount on convertible
debenture for beneficial conversion feature	28,638	-	33,411
Amortization of deferred financing costs	21,666	-	25,277

Change in:
Interest receivable	1,116	-	(1,270)
Prepaid expenses	(61,623)	(6,478)	(72,351)
Other assets	(14,790)	-	(20,901)
Accounts payable, other	110,338	8,146	120,146
Accounts payable, related party	-	30,856	20,000
Accrued interest payable	(1,644)	1,500	4,931
Accrued compensation, related party	-	-	255,450
Accrued payroll and payroll taxes	22,831	-	42,154
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(511,034)	(114,432)	(2,024,059)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment, and
unrecovered promotional and exploratory costs	(348,858)	-	(398,159)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	(11,813)	-	(332,854)

Net cash used - investing activities	(360,671)	-	(44,071)

Cash flows from financing activities:
Proceeds from related party debt	-	100,000	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock, net of offering costs	2,104,097	16,875	3,395,576
Proceeds from exercise of warrants and options for common stock	95,500	-	95,500
Payments on capital lease payable	(487)	-	(487)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,199,110	116,875	4,286,915

Net increase in cash and cash equivalents	1,327,405	2,443	2,218,785

Cash and cash equivalents, beginning of period	891,380	32,855	0
Cash and cash equivalents, end of period	$ 2,218,785	$ 35,298	$ 2,218,785

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
acquired through capital lease	$ 23,053	$ -	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock for consideration
of interest payment on convertible debenture	$ 31,398	$ -	$ 31,398

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

	June 30,	December 31,	June 30,
For periods ended	2006	2005	2005

Stock Options	440,000	320,000	320,000
Warrants	9,597,000	4,200,000	-
Convertible debenture	5,000,000	5,000,000	-
Total possible dilution	15,037,000	9,520,000	320,000

For the periods ended June 30, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the periods ended June 30, 2005 and Inception to Date (March 26, 1959) through June 30, 2006 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statement of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN:

Stock-Based Compensation:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s Financial Statements for the six months ended June 30, 2006 reflect the impact of this adoption.

In accordance with the modified prospective transition method, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based non-cash compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $58,715, which is the total weighted average grant-date fair value of the options granted and vested during the period, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

During the six months ended June 30, 2005, the Company recognized no stock based compensation nor reported the pro forma effect of any stock based compensation expense as no stock based awards were made.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  A total of 1,200,000 shares are authorized under the Plan, of which 425,000 restricted common shares have been issued and are included in the outstanding shares of the Company.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.  No stock options were issued in the six-month period ended June 30, 2005, therefore no compensation cost related to stock options was disclosed for that period.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN, CONTINUED:

For the period ended June 30, 2006, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the six months ended June 30, 2006 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	(25,000)	$ 0.22
Forfeited	(55,000)	$ 0.22
Options outstanding at the end of the period	440,000	$ 0.36	8.9
Options exercisable at the end of the period	440,000	$ 0.36	8.7
Options available for future grants	435,000

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2006 was $0.90 per share.  The aggregate intrinsic value of vested options at June 30, 2006 was $409,150 at a price of $1.30 per exercisable share.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

4.

STOCKHOLDERS’ EQUITY:

Common Stock and Stock Warrants

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750 and net proceeds of $876,375.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable at the option of the holder to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

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

All-weather road access to the Company’s property would have positive economic impacts on the exploration for any gold deposits the Company may find on its claims.  On April 11, 2005 the State of Alaska (the plaintiff), after due notice, filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. The Company considers this action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar to be a material event favorable to the Company should the state succeed in its lawsuit. Current access to the Company’s Chandalar property is only either by winter ice trail over this route, or by aircraft to airstrips located on the property.  To date, the State of Alaska has settled with fourteen of the seventeen defendants either by default or agreement. The principal defendant, the U.S. Secretary of the Interior, has not settled. Negotiations are proceeding.  On December 8, 2005 a U.S. District Court judge for the District of Alaska issued a Schedule and Planning Order for the pre-trial actions of the case. It specifies a time table during 2006 for the disclosure of all documents and witnesses, and motions to add other parties. It further states that all discovery must be completed by February 1, 2007, and any dispositive motions must be filed by March 2, 2007. When the time allowed for discovery and motion has passed, and all dispositive motions have been ruled upon, the Court will call upon the parties to certify that the case is ready for trial. The Company believes this will happen in the late Spring of 2007, pending lack of a pre-trial settlement. The Order contains an estimate this case will require ten days for trial by jury.

During field work completed in the summer of 2005, a good deal of attention was focused on the old reports of quartz vein showings at the Pallasgreen and Drumlummon prospects.  These sites had not been evaluated since their discovery by prospectors early in the 1900s.  At the Pallasgreen, mineralization was found along a multiple quartz vein system for approximately 400 feet.  Soil samples geochemically anomalous in gold and an extensive “iron bleed” zone are indicative of mineralization in this area. The iron bleed, or ferricrete, is considered to be caused by ground water dissolution of buried metallic sulfides and re-participation of the metal ions in the surface hydrologic bleed zone. Additionally, gold in soil values were found about 4,000 feet westward along strike, which will be further evaluated during 2006 as a possible extension of the Pallasgreen veins.

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

Plans for 2006 Summer Exploration Season

The planned 2006 seasonal exploration program for the Chandalar property builds on the 2005 work, and is very similar to the combination of Phase I and Phase II recommended by the Company’s geologic consultant, James C. Barker.   A detailed version of the program costs is presented on pages 81 to 85 of Mr. Barker’s January 2, 2006 report titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005” and is available on the Company’s website at www.littlesquawgold.com under Technical Reports in the Chandalar Project drop-down menu.  The quantity of proposed drilling in Phase II has been increased from 5,000 feet or more to 10,000 feet or more, and the project's projected cost is now approximately $1.7 million dollars, as shown in the table below.

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

During late 2005 and early 2006, the Company raised sufficient cash to conduct the intended 2006 seasonal exploration program on the Chandalar property. The Company began its 2006 field exploration program during the second quarter of 2006 and expects to complete it in late 2006, weather permitting.  There can be no assurance that should exploration proceed according to the recommended program, it will lead to the discovery and delineation of ore reserves that will conform to the criteria specified in SEC Industry Guide 7.

The drilling program planned for 2006 is intended to provide an initial test of the ten identified targets, and, following appraisal of the results, is expected to lead to intensified drilling selected high-priority sites in 2007. The Company has sufficient funds to undertake the proposed exploration and drilling program in 2006. Additionally, the Company has sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  The Company may not have sufficient funds to commence the 2007 follow up drilling, and may have to rely on further sales of its securities to finance its activities. There can be no assurance the Company would be successful in completing such a securities offering on terms acceptable to the Company.

Preparations during the six-month period ended June 30, 2006  for 2006 Summer Exploration Season

The Company has secured the financing it needs to pay for its exploration program for 2006 and has entered into management contracts with well-qualified project managers.  The Company established accounts with the State of Alaska to enable it to process payrolls to meet its 2006 Chandalar project field labor needs.  The first of approximately ten hourly paid employees began work in June 2006.  These are seasonal jobs that are all expected to be terminated by October 2006.

The Company is implementing its drilling plans for the Chandalar property.  In the first half of 2006, the Company paid $348,858 in cash for capital equipment and secured additional equipment of $23,053 through a capital lease to support the 2006 summer exploration season. The main capital items are a mid-sized excavator, a small (D-4 size) dozer, nine all terrain vehicles, a pick-up truck and welding unit. During the second quarter, the Company entered into a contract with a drilling company to perform drilling services using equipment owned by the drilling company.  All heavy equipment, except the contractor’s drill, was moved overland to the site in March 2006.

A 20-man exploration and drilling camp has been set up under contract with a company which specializes in arctic field services. Company personnel reconditioned and upgraded the Squaw Lake airfield to accommodate heavy loads on multi-engine aircraft and established an adjacent bulk fuel offloading and storage depot.  In addition, eleven of the planned drill sites were prepared; seven on the Little Squaw vein and four on the Rock Glacier vein system.

Exploration activities subsequent to June 30, 2006

Subsequent to the end of the reported period, the contractor’s drill was flown to the site on July 22, 2006, and the planned drilling began.  Truck and aircraft shipping delays caused approximately a week’s setback in getting the drill to the project. Start-up operations were faced with unseasonably poor weather conditions, including spring blizzards, late snow melt, and then continual rains, which caused water-related ground  stability problems.  A section of the main road necessary for drilling access was blocked by an extensive mud slide, requiring the Company to build a detour route.    On July 30th, a mechanical failure on the drill rig halted drilling for five days.  All together, these delays have significantly impacted the drilling program schedule.  It is now doubtful that all of the intended objectives of the drilling program can be met prior to the onset of winter, which normally occurs in mid-September, when the seasonal field operation will end.  The Company’s stated drilling plans are being revised to accommodate the changed situation.  These revisions may include adding a second shift to drilling operations to make up for lost drill time, prioritization of drilling sites or drilling shorter holes on fewer drill targets.

As of August 10, 2006, twelve reverse circulation percussion drill holes totaling 2,923 feet have been completed. (Reverse circulation drilling produces chips of rock called cuttings, unlike diamond core drilling which produces a cylinder of rock called core.) All of the drill holes were drilled at angles designed to intercept their targeted quartz veins at right angles in order to obtain approximate true vein widths. Five of the holes are located on the Little Squaw gold-quartz lode vein system and seven on the Summit gold-quartz lode vein system. The two vein systems are sub-parallel and about a mile apart. All of the drill holes except the first one on the Little Squaw vein intercepted their targets, showing quartz vein intercepts within fault zones, sometimes associated with hydrothermally altered bedrock.  Most of the drill holes hit multiple quartz veins five to fifteen feet thick, and/or zones of small veins interlaced with the schist host rock ten to thirty feet thick. Continuous five-foot sample intervals of the drill cuttings have been taken for the entire length of each of the drill holes. All samples from the twelve drill holes have been shipped to the assay laboratory. The Company anticipates receiving certified assay results for the first sample shipment batch in mid-September, which included the first four drill holes. The second shipment included the samples for the remaining eight drill holes, with those assay results are expected in late September or early October.

On the technical front, contract geological mapping by an independent consulting firm started on June 28th and is ongoing, with the objective of producing a district geological map linking gold mineralization to specific geological features.  The Company’s consultants have completed a preliminary 1:20,000 scale geological map covering over 50 square miles, which represents most of the Chandalar mining district, including areas not controlled by the Company. A final product will be completed in September 2006, after a brief second mapping expedition and results of trace element analyses and petrographic studies of the various identified rock formations are received.

Meanwhile, project manager and geologist Jim Barker has been directing the Company’s survey crews conducting detailed geological mapping as well as sampling of eighteen different gold quartz vein prospects.   More than 400 samples of soil and rock samples and been collected and submitted for assay. This work, which is focused on proving-up the continuity of quartz veins, indicates that many of the thirty-five previously reported individual gold quartz vein prospects are linked, forming sets comprising nine separate vein systems, and it has already identified new gold prospects.  One of these, discovered by Mr. Barker, is the Kiska. There, methodical gold panning of the soils over a 1,200-foot long zone found conspicuous “colors’ and “gold tails” in the prospecting pan. Geochemical assay results of soil samples have confirmed the large and strong gold anomaly. Partial results have been received for the soil samples, showing gold in soils in the range of one-half to three and one-half parts per million. The Kiska gold bearing quartz vein(s) is completely covered by soil and rock scree.  The Company is constructing a road to the Kiska with the intent to move the drill there next.

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependant on its ability to raise capital to fund future exploration and working capital requirements.  The Company plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties.  The Company’s plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company was successful in obtaining approximately $4 million in financing for operations through 2006.

On June 30, 2006 the Company had total liabilities of $987,297, and total assets of $3,106,863.  This compares to total liabilities of $775,930 and total assets of $1,361,630 on December 31, 2005.  As of June 30, 2006, the Company’s liabilities consist of $766,822 convertible debenture, net of discounts, $22,566 capital lease, $4,931 accrued interest, $50,000 for environmental clean up, and $120,147 in outstanding accounts payable.  The Company had working capital of $2,121,931 on June 30, 2006 and current assets of $2,292,406, including cash and cash equivalents of $2,218,785.  The Company had current liabilities of $170,475 at June 30, 2006.

The Company’s principal source of liquidity during the six months ended June 30, 2006 and 2005, has been through debt and equity financing.  Financing activities provided cash of $2,199,597 and $116,875 during the six months ended June 30, 2006 and 2005, respectively.  The Company used cash in operating activities of $511,034 and $114,432 during the six months ended June 30, 2006 and 2005, respectively.  Additionally, the Company used cash of $348,858 to purchase equipment and acquired an additional $23,053 of equipment through a capital lease during the six months ended June 30, 2006.  The Company will utilize the majority of this equipment in its exploration programs for 2006 and beyond.

The Company estimates that it will expend approximately $1.736 million on the 2006 Chandalar exploration program during 2006. Delays incurred in the drilling program could increase the cost of the 2006 exploration program. The Company anticipates it may be required to raise additional capital in 2007.

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

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2006, the Company will begin its efforts to comply with the Sarbanes-Oxley Act of 2002.  The Company’s effective date for compliance is December 31, 2007.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2006, the Company issued to Ken Eickerman, a director of the Company, 25,000 shares of common stock as a result of exercise of 25,000 stock options, resulting in $5,500 proceeds received by the Company.  The common stock was issued pursuant to an exemption from registration available under section 4(2) of the Securities Act.

On June 1, 2006, the Company remitted interest to RAB Special Situations (Master) Fund Limited in the amount $31,397.26 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 28,286 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 24, 2006.  On that date Little Squaw’s common stock closed at $1.11 per share.  The common stock was issued in an off-shore transaction to a non-U.S. person under Rule 903 of Regulation S.

On May 25, 2006, the Company issued 100,000 shares of common stock as a result of exercise of 100,000 warrants at $0.30 per common share, resulting in $30,000 proceeds received by the Company. The common stock was issued to an accredited investor pursuant to Rule 506 of Regulation D.

On May 22, 2006, the Company issued 200,000 shares of common stock to Wilbur G. Hallauer as a result of exercise of 200,000 warrants at $0.30 per common share, resulting in $60,000 proceeds received by the Company. The common stock was issued to an accredited investor pursuant to Rule 506 of Regulation D.

On March 29, 2006, the Board of Directors issued to William V. Schara 50,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan in connection with his appointment as a director on February 13, 2006. The common stock was issued to an accredited investor pursuant to Rule 506 of Regulation D.

On March 6, 2006, the Company contracted with Ms. Susan Schenk as Manager of Investor Relations. In connection with Ms. Schenk’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan.  The securities were issued pursuant to an exemption from registration available under section 4(2) of the Securities Act.

On March 1, 2006, the Board of Directors appointed Ted R. Sharp as Chief Financial Officer, Secretary, and Treasurer of the Company.  In connection with Mr. Sharp’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. The securities were issued pursuant to an exemption from registration available under section 4(2) of the Securities Act.

On March 1, 2006, the Board of Directors approved the appointment of Mr. Bob Pate as Vice President. In connection with Mr. Pate’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. The securities were issued pursuant to an exemption from registration available under section 4(2) of the Securities Act.

Private Placement:

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On

January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750 and net proceeds of $876,375.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable at the option of the holder to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.  The securities were issued in the United States solely to accredited investors (as defined under Rule 501(a) of Regulation D) pursuant to an exemption from registration under Rule 506 of Regulation D.

On February 24, 2006, the Company closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000 and net proceeds of $1,260,000.  This second closing brings the total gross proceeds received to $2,373,750, net proceeds to $2,136,375 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which had been approved by the Board of Directors on February 13, 2006.  Each Unit consisted of one share of the registrant’s common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent to 949,500.  The securities were issued in the United States solely to accredited investors (as defined under Rule 501(a) of Regulation D) pursuant to an exemption from registration under Rule 506 of Regulation D.

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

Date:  August 14, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

16