Form 10QSB
period 2006-09-30
LITTLE SQUAW GOLD MINING CO
filed 2006-11-14
CIK 59860

MB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    26,831,706 shares of Common Stock as of October 20, 2006

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, September 30, 2006 and December 31, 2005

1

Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and from the date of inception on March 26, 1959 through September 30, 2006

2

Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005 and from the date of inception on March 26, 1959 through September 30, 2006

3

Notes to Financial Statements

5

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

9

Item 3:  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3:  Default Upon Senior Securities

17

Item 4:  Submission of Matters to a Vote of Security Holders

17

Item 5:  Other Information

17

Item 6:  Exhibits

17

Signatures

18

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
September 30, 2006 and December 31, 2005
	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$ 1,457,797	$ 891,380
Interest receivable	-	2,386
Prepaid expenses	61,614	10,728
Total current assets	1,519,411	904,494

Plant, equipment, and mining claims:
Equipment, net of depreciation and amortization	361,096	3,595
Mining and mineral properties	332,854	321,041
Total plant, equipment and mining claims	693,950	324,636

Other assets:
Deferred financing costs, net of amortization	93,890	126,389
Other assets	20,901	6,111
Total other assets	114,791	132,500

Total assets	$ 2,328,152	$ 1,361,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 62,704	$ 9,809
Payroll and payroll taxes payable	13,224	-
Accrued interest payable	20,054	6,575
Capital lease payable, due within one year	22,265	-
Total current liabilities	118,247	16,384

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	795,460	709,546
Total long-term liabilities	845,460	759,546

Total liabilities	963,707	775,930

Stockholders’ equity:
Preferred stock; no par value, 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.10 par value, 200,000,000 shares authorized;
26,831,706 and 16,833,420 issued and outstanding, respectively	2,683,171	1,683,342
Additional paid-in capital	2,645,824	1,297,708
Deficit accumulated during the exploration stage	(3,964,550)	(2,395,350)
Total stockholders’ equity	1,364,445	585,700

Total liabilities and stockholders’ equity	$ 2,328,152	$ 1,361,630

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2006	2005	2006	2005	2006
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Expenses:
Management fees and salaries	36,900	13,500	128,625	48,050	1,147,582
Directors' fees	9,400	3,900	20,900	10,900	117,375
Directors' fees – non cash	-	-	44,250	-	187,450
Professional services	8,662	8,389	92,537	110,308	908,792
Other general and admin expense	46,150	15,441	201,763	37,940	480,560
Exploration expense	586,667	47,507	917,101	60,380	982,578
Mineral property maintenance	2,535	1,947	10,415	5,212	30,970
Office supplies and other expense	159	1,305	9,959	4,676	254,178
Depreciation and amortization	15,830	211	35,357	635	41,451
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Other costs of operations	-	-	-	-	8,030
Total expenses	706,303	92,200	1,460,907	278,101	4,352,640

Other (income) expense:
Interest income	(18,740)	(59)	(56,208)	(168)	(86,654)
Interest expense and finance costs	55,043	3,000	164,501	6,055	228,087
Total other (income) expense	36,303	2,941	108,293	5,887	141,433

Net loss	$ 742,606	$ 95,141	$ 1,569,200	$ 283,988	$ 3,964,550

Net loss per common share	$ 0.03	$ Nil	$ 0.06	$ Nil	$ 0.57

Weighted average common
shares outstanding-basic	26,811,869	15,835,594	25,015,838	15,573,728	6,931,386

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (1,569,200)	$ (283,988)	$ (3,964,550)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	35,357	635	41,944
Common stock, warrants, and options
issued for salaries and fees	102,148	45,306	534,048
Compensation expense under SFAS 123R
for stock option grants	58,715	-	58,715
Amortization of discount on convertible
debenture for value of warrant	42,957	-	47,730
Amortization of discount on convertible
debenture for beneficial conversion feature	42,957	-	47,730
Amortization of deferred financing costs	32,499	-	36,110

Change in:
Interest receivable	2,386	-	-
Prepaid expenses	(50,886)	(5,589)	(61,614)
Other assets	(14,790)	(3,000)	(20,901)
Accounts payable, other	52,895	6,109	62,703
Accounts payable, related party	-	47,526	20,000
Accrued interest payable	13,479	3,000	20,054
Accrued compensation, related party	-	-	255,450
Accrued payroll and payroll taxes	13,224	-	32,547
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(1,238,259)	(190,001)	(2,751,284)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment,	(369,805)		(369,805)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	(11,813)	(3,086)	(382,155)

Net cash used - investing activities	(381,618)	(3,086)	(65,018)

Cash flows from financing activities:
Proceeds from related party debt	-	100,000	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock, net of offering costs	2,086,081	141,875	3,282,061
Proceeds from exercise of warrants and options for common stock	101,000	-	101,000
Payments on capital lease payable	(788)	-	(788)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,186,294	241,875	4,274,099

Net increase in cash and cash equivalents	566,417	48,788	1,457,797

Cash and cash equivalents, beginning of period	891,380	32,855	-
Cash and cash equivalents, end of period	$ 1,457,797	$ 81,643	$ 1,457,797

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
acquired through capital lease	$ 23,053	$ -	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock for consideration
of interest payment on convertible debenture	$ 31,398	$ -	$ 31,398

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	September 30,	December 31,	September 30,
For periods ended	2006	2005	2005

Stock options	415,000	320,000	320,000
Warrants	9,597,000	4,200,000	-
Convertible debenture	5,000,000	5,000,000	-
Total possible dilution	15,012,000	9,520,000	320,000

For the periods ended September 30, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the periods ended September 30, 2005 and Inception to Date (March 26, 1959) through September 30, 2006 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN:

Stock-Based Compensation:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s financial statements for the nine months ended September 30, 2006 reflect the impact of this adoption.

In accordance with the modified prospective transition method, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based non-cash compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $58,715, which is the total weighted average grant-date fair value of the options granted and vested during the period, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

During the nine months ended September 30, 2005, the Company recognized no stock based compensation nor reported the pro forma effect of any stock based compensation expense as no stock based awards were made.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  A total of 1,200,000 shares are authorized under the Plan, of which 475,000 restricted common shares have been issued and are included in the outstanding shares of the Company.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.  No stock options were issued in the nine-month period ended September 30, 2005, therefore no compensation cost related to stock options was disclosed for that period.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN, CONTINUED:

For the period ended September 30, 2006, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	(50,000)	$ 0.22
Forfeited	(55,000)	$ 0.22
Options outstanding at the end of the period	415,000	$ 0.36	8.9
Options exercisable at the end of the period	415,000	$ 0.36	8.7
Options available for future grants	310,000

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $0.90 per share.  The aggregate intrinsic value of vested options at September 30, 2006 was $498,350 at a price of $1.58 per exercisable share.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

4.

STOCKHOLDERS’ EQUITY:

Common Stock and Stock Warrants

On November 7, 2005 the Board of Directors approved an equity financing of up to $2,000,000 of Company securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January 31, 2006, the Company closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750 and net proceeds of $876,375.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable at the option of the holder to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Little Squaw Gold Mining Company (“Company”) is engaged in the business of acquiring and exploring mineral properties throughout the Americas. The Company is concentrating its activities only on projects that are primarily gold deposits. The Company's current focus is on the drilling exploration of its Chandalar gold property located above the Arctic Circle in Alaska. It is also actively seeking acquisitions of other gold properties in warmer climates that will allow the Company to conduct field operations year round. The Company acquired the Broken Hills West gold property in Nevada during this quarter. It plans to undertake cost efficient and effective exploration activities on all of its properties to discover mineralization and potential mineral reserves, which may upgrade the value of its properties, and then enter into joint ventures with, or sell the properties to, qualified major mining companies. The Company does not intend to conduct mining operations on its own account at this time.

Company-Owned or Controlled Mineral Properties

Chandalar, Alaska

During the third quarter of 2006, the Company’s efforts were focused on exploration activities at the Chandalar property in Alaska.  The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  The Company expanded its land position during the quarter, and now controls 14,206.5 acres of unpatented State of Alaska mining claims consisting of 120 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 14,633 acres (22.9 square miles) and are being maintained by the Company specifically for future exploration activities to locate placer and lode gold deposits.

The Company began its 2006 field exploration program during the second quarter of 2006 and completed on-site activities in September 2006, with assay results and wind-up activities expected to be completed in late 2006.   The 2006 program was based on geological field work completed during 2005 and recommendations of the Company’s geologic consultant, James C. Barker.   Mr. Barker’s report dated January 2, 2006 is available on the Company’s website at www.littlesquawgold.com.   The budget for the 2006 field program was $1.736 million, including capital equipment investments, and as of September 9, 2006, when drilling activities were suspended for the season, 7,763 feet of drilling were accomplished. Total exploration costs for the 2006 season are expected to be approximately $1.765 million dollars.

A 20-man exploration and drilling camp, including space for personnel of on-site contractors, was set up under contract with a company which specializes in arctic field expediting and catering services. Company personnel reconditioned and upgraded the Squaw Lake airfield to accommodate multi-engine aircraft and established an adjacent bulk fuel offloading and storage depot.   The Company also purchased equipment at a cost of $369,805 and secured additional equipment for $23,053 through a capital lease to support the 2006 summer exploration season. The main capital items were a mid-sized excavator, a small (D-3 size) dozer, twelve all-terrain vehicles, a pick-up truck and a welding unit.

Drilling Activities

On July 22, 2006 the Company initiated a drilling program intended to provide an initial, or reconnaissance, test of some ten of thirty targets developed by the 2005 field work.  In all, 7,763 feet of drilling were accomplished in 39 reverse circulation (RC) percussion drill holes on nine separate prospects. Ten of those holes were abandoned or lost to poor ground conditions prior to reaching their targets. All of the drill holes were drilled at angles designed to intercept their targeted quartz veins or mineralized structures at right angles in order to obtain their approximate true widths.  The following table summarizes the drilling done on each of the nine prospects:

Prospect	Hole #	UTM Easting	UTM Northing	Angle (degrees)	Total Depth (feet)
Little Squaw	LS 1 (lost)	49495	93423	-45	168
	LS 2	49495	93423	-45	310
	LS 3 (lost)	49454	93395	-45	200
	LS 4	49459	93447	-45	210
	LS 5	49345	93386	-45	380
				Subtotal =	1,268
Summit	SUM 6	49331	91836	-45	300
	SUM 7	49212	91845	-45	310
	SUM 8	49212	91842	-60	150
	SUM 9	40209	91838	-45	175
	SUM 10	49080	91869	-45	300
	SUM 11 (lost)	48995	91904	-45	120
	SUM 12	48996	91905	-45	300
				Subtotal =	1,555
Kiska	KIS 13	48847	91277	-45	320
	KIS 14	48726	91377	-45	215
	KIS 15	48726	91377	-45	210
	KIS 16 (lost)	48767	91336	-45	140
	KIS 17 (lost)	48770	91334	-45	170
	KIS 18	48959	91285	-45	210
	KIS 19 (lost)	49064	91232	-45	170
				Subtotal =	1,435
Eneveloe	EN 20	48592	92631	-45	140
	EN 21	48592	92632	-45	180
	EN 22	48591	92653	-60	170
	EN 26	48718	92545	-45	210
	EN 27	48713	92551	-45	210
				Subtotal =	910
Jupiter	JUP 23 (lost)	48452	92470	-50	120
	JUP 24	48446	92468	-50	210
	JUP 25	48541	92475	-50	210
				Subtotal =	540
Uranus	UR 28	50451	92565	-45	205
	UR 29	50513	92459	-45	210
				Subtotal =	415
Crystal	CRY 30	50710	93012	-45	210
	CRY 31	50755	92982	-45	180
				Subtotal =	390
Ratchet Ridge	RR 32 (lost)	49762	91840	-45	140
	RR 33	49816	91821	-45	160
	RR 34	49794	91817	-45	170
				Subtotal =	470
Little Squaw East	LS 35	49516	93390	-45	210
	LS 36	49515	93388	-45	130
	LS 37 (lost)	49717	93459	-45	60
	LS 38	49715	93465	-45	210
	LS 39 (lost)	49730	93285	-45	70
				Subtotal =	680
				TOTAL =	7,763

2006 Chandalar Drilling Statistics

A continuous progression of five-foot sample intervals of the drill cuttings were taken for the entire length of each of the drill holes. Those samples were split in two, with one held in reserve and the other submitted for assay. A total of 1,128 samples were submitted for fire assay (one-assay-ton with Atomic Absorption finish) to ALS Chemex in Vancouver B.C., a certified assay laboratory.  Of those, metallic screen assaying procedures are being applied to 130 of the samples where quartz veining and/or hydrothermal alteration were encountered. Metallic screen assaying is used to mitigate possible gold nugget effects on the assay results.

Drilling Assay Results

On October 4, 2006, subsequent to the end of the quarter, the Company announced the results of assays from 12 of the 39 reconnaissance drill holes completed at Chandalar. These represent about 30% of the drill sample submittals, and include completed assay results for the seven holes (1,555 feet) on the Summit and the five holes (1,268 feet) on the Little Squaw gold-quartz lode vein systems. Assays are pending for the 27 holes drilled at the Kiska, Eneveloe, Jupiter, Ratchet Ridge, Uranus, Crystal, and Little Squaw East extension.

The Summit and Little Squaw vein systems are sub-parallel and about a mile apart. The holes were spotted along significant strike length segments of both vein systems. Nine of the twelve holes intercepted their targets, showing quartz vein intercepts within fault and shear zones, in places associated with hydrothermally altered bedrock. Most of the drill holes hit multiple quartz veins five to fifteen feet thick, and/or zones of small veins interlaced with the schist host rock from ten to up to nearly a hundred feet thick. All drill holes that penetrated their targets at the Summit and Little Squaw prospects contain encouraging intercepts of gold values. Assay results confirm the presence of gold mineralization to the depth of drilling, which is 200 feet below surface. The drilling and the systematic surface soil and rock sampling confirm that individual gold-bearing quartz veins and shear zones persist over several thousand feet of strike length. The Company believes the exploration results indicate that the Summit and Little Squaw prospects warrant further drilling to test the trend, grade, and continuity of gold mineralization.

Assay highlights for the Summit drill holes (SUM 6 to 12) and the Little Squaw drill holes (LS 1 to 5) are presented in the tables below. High grade exploration potential is indicated by results in SUM 7, 8, 9, and 10, which returned values from 3.24 to 9.05 grams per ton (g/t) gold (0.095 to 0.264 ounces per ton [oz/ton]) gold including a 5 foot intercept of 16.15 g/t (0.457 oz/ton) gold in SUM 8.

Summit Prospect – The Summit prospect is a large fault or shear zone 100 or more feet wide that contains multiple veins and lenses of gold-bearing quartz. The holes were drilled from four stations along a 1,200 foot segment of the system. In addition to the results in Summit holes 7 through 10, the mineralized zone in SUM 7 and nearby SUM 8 may signal the presence of a high grade ore shoot (>1 oz/ton). Definition and step out drilling are required to delineate the continuity of the higher grade drill intercepts. SUM 12 is an intriguing hole that bottomed in a 95-foot section of low grade gold mineralization.

The results of the drilling, trenching, and soil samples indicate potential for discovery of a large tonnage, low grade deposit on the Summit prospect. The multi-veined, sheared and hydrothermally altered structure has been traced for 5,000 feet of strike length, and is open in both directions and to depth. Wide-spaced reconnaissance holes have probed less than a quarter of its identified strike length.

Hole #	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
SUM 6	130 -140	10	0.36	0.011	Main shear
SUM 7	45 – 140 incl. 55 – 75 incl. 55 – 60 180 – 230	95 20 5 50	0.85 2.63 5.71 0.15	0.025 0.077 0.106 0.004	Main shear Quartz veins 2nd structure
SUM 8	70 – 80 incl. 70 – 75 95 – 140	10 5 45	9.05 16.15 0.42	0.264 0.472 0.012	25 ft below SUM 7 intercept
SUM 9	80 – 95 incl. 80 -85	15 5	2.28 5.52	0.067 0.161	Secondary shear (possibly)

SUM 10	55 – 100 incl. 70 -75	45 5	0.69 3.24	0.020 0.095	Main shear
SUM 11					Lost above target
SUM 12	205 – 300 incl. 260 - 300	95 35	0.28 0.44	0.008 0.013	Ends in main shear

Little Squaw Prospect - Five holes were drilled from three sites spaced at 150 foot intervals along the Little Squaw structure. LS 2 returned 25 feet of 4.21 g/t (0.123 oz/ton gold, including 5 feet of 10.75 g/t [0.314 oz/ton]) gold. Results for the Little Squaw drilling are presented in the table below. Assay results for LS 2 are incomplete. Drilling difficulties forced abandonment of LS 3 before reaching its target.

Assay results are pending for the Little Squaw East drilling on-strike to the east. The presence of gold beyond both ends of the drilled area enhances the exploration potential. The Little Squaw gold-quartz vein deposit warrants more drilling and continuation of surface trenching and sampling.

Hole #	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
LS 1	165 -168	3	0.60	0.018	Lost entering target
LS 2	205 – 225 incl. 210 - 215	25 5	4.21 10.75	0.123 0.314	Little Squaw vein/re-drill of LS 1
LS 3					Lost before target
LS 4	55 – 60	5	0.64	0.019	Little Squaw vein
LS 5	155 – 160	5	3.38	0.099	Little Squaw vein

Placer Gold Potential

During the second quarter, the Company initiated a study on the possibility of exploiting a number of placer gold mining prospects on its Chandalar, AK claim holdings.

The Company retained Mr. Jeffrey O. Keener of NordWand Enterprise, Fairbanks, AK to conduct a preliminary field examination of Little Squaw and Big Squaw Creeks on the Chandalar, AK property for potentially economic placer gold deposits. Mr. Keener is a well-recognized consulting geologist and placer mining specialist in Alaska who has evaluated thirty eight Alaskan and western U.S. placer gold deposits, of which ten have been brought into production on his advice. The placer gold mining possibilities could constitute a supplement to any future lode gold mining program. More importantly, because mill processing is not required to exploit placer gold deposits they can be brought into production more rapidly than lode gold deposits. As such, development of placer gold deposits at Chandalar might well serve to establish infrastructure necessary for underground definition of resources on the gold-quartz veins.

Subsequent to the end of the quarter, Keener gave an encouraging independent preliminary evaluation concerning placer gold mining possibilities on Chandalar.  His report offers an assessment that the presence of high-grade placer gold deposits on Little Squaw Creek is well-established and it clearly has the potential to provide a significant gold resource for the Company. His report, dated September 25, 2006, is available with all supporting documents and data on the Company’s website at www.littlesquawgold.com. He observed that, if proven, these deposits could be brought into production within a relatively short time. Furthermore, additional placer resources that may occur on nearby gold-bearing creeks controlled by the Company would substantially enhance the value of the Chandalar mineral properties.

Placers are secondary gold deposits derived by erosion of weathered outcrops of lodes (gold-quartz veins) located up-stream. Placer gold consists of gold particles found as dust, flakes and nuggets in the gravel deposits of stream channels and creek beds. A number of placer gold deposits have been previously identified around the Chandalar property, where four creeks have seen historic placer gold production, mainly by "old timers" using hand mining methods.

Placer mining gold grades are measured in ounces per cubic yard (opy) of gravel, with interesting results usually in the hundredths (0.01's) of an ounce range. In the last decade, independent miners, who had leased creeks on the Chandalar property and used mechanized placer mining equipment, reported their "break-even" gold grade was between 0.02 and 0.03 opy. At current gold prices and using mechanized placer mining methods, the Company estimates that grades of 0.03 opy could be profitable.

During his field examination, Keener mapped and sampled old miners' workings, and conducted limited trenching on Little Squaw Creek to depths of 20 feet. He used an analytical gold panning technique to sample and measure the gold contents of various sites, finding gold grades of between 0.017 opy and 0.157 opy. His primary aim was to investigate the recovery of gold from a reconnaissance drilling program performed in 1997 by a previous operator (Fitch, G., for Daglow Exploration, Inc.). Those previous examiners estimated that a possible resource of 194,000 ounces of gold contained in 2.3 million cubic yards of placer gravel (an average grade of 0.084 opy) may remain for modern exploitation. (The Company notes that this reference or conclusion is not a U.S. Securities and Exchange Commission Industry Guide 7 compliant resource.)

Keener concurred with that conclusion, stating his opinion that the Little Squaw Creek placer is an excellent exploration target. Noting that previous small-scale mining operations have already produced at least 29,000 ounces of gold from portions of Little Squaw Creek, Keener concluded that there is an outstanding potential to develop a high-grade placer gold resource exceeding 2 million cubic yards of pay gravel. He further concludes that, if the placer deposits at Chandalar prove-up, there is good cause to believe that a large-scale placer mine can be readily established at the Chandalar property.

Keener recommended a drilling program be conducted in 2007 to begin to define the Company's Chandalar placer gold resources. His report contains a detailed proposal for 13,000 feet of drilling in 90 drill holes. The goal would be to develop probable and proven reserves on Little Squaw Creek that satisfy U.S. Securities and Exchange Commission Industry Guide 7 definitions for public disclosure, and to make scouting tests on Big Squaw and Spring Creeks for the presence of potentially significant buried placer gold deposits. He notes that additional placer exploration targets on the Chandalar property have also been identified and should be drilled in the future. The Company estimates that the overall cost of this program would be about one million dollars.

The Company believes this report, from one of the foremost experts on the subject, provides positive news for its shareholders and indicates that the Company may have gold resources beyond what it has been targeting with its recent exploratory drilling on the lodes and that, as placer deposits, those resources would have the potential to be developed much more quickly.

Other Geological Activities at Chandalar

Project manager and registered professional geologist Jim Barker directed the drilling as well as the Company’s survey crews, which conducted detailed geological mapping and sampling of many gold-quartz vein prospects occurring across the Chandalar property. Approximately 1,000 soil and rock samples were collected during the field season and submitted for assay. In conjunction with this, four excavator trenches totaling 300 feet in length were dug for bedrock sampling.  All of this work focused on proving-up the continuity of quartz veins. It also found that many of the 35 individual gold-quartz vein prospects are linked, forming sets comprising ten separate and very long quartz vein/shear zone systems.  One of these is the Kiska, on which seven holes were drilled. The Kiska gold bearing structure is completely covered by soil and rock scree. Methodical gold panning of soils over a 1,400-foot long zone at Kiska found conspicuous “colors” and “gold tails” in the prospecting pan. Geochemical assay results of soil samples have confirmed the large and strong gold anomaly. Partial results have been received for the soil sampling, showing gold in the range of  0.5 to 3.5 parts per million.  The Company is encouraged about the recent discovery of the Kiska, which does not outcrop. Management believes new finds like this bode well for the project.

Other field work during the quarter was accomplished by Pacific Rim Geological Consultants. Their geological team completed a 1:20,000 scale geological map of the Chandalar mining district, encompassing about fifty square miles. Their map will be finalized during the fourth quarter after receipt of the results of trace element geochemistry and petrographic analyses of the various geological formations they have identified. One objective of this work has been to identify any linkage between gold mineralization and specific geological features that may be helpful in further exploring the gold deposits of the district. The conclusions of this work are yet to come.

Chandalar Access

All-weather road access to the Chandalar property would have positive economic impacts on the Company’s exploration programs there and for the development and mining of any gold deposits it may find.  On April 11, 2005 the State of Alaska (the plaintiff), after due notice, filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s right-of-way for the historic Coldfoot to Chandalar Lake Trail. The Company considers this action by the State of Alaska to resolve title and right-of-way issues for road access into Chandalar to be a material event favorable to the Company should the state succeed in its lawsuit. Current access to the Company’s Chandalar property is only either by winter ice trail over this route, or by aircraft to airstrips located on the property.  To date, the State of Alaska has settled with sixteen defendants either by default or agreement. The principal defendant, the U.S. Secretary of the Interior, has not settled. On December 8, 2005 a U.S. District Court judge for the District of Alaska issued a Schedule and Planning Order for the pre-trial actions of the case, which specifies a time table during 2006 for the disclosure of all documents and witnesses, and motions to add other parties. The Order further states that all discovery must be completed by February 1, 2007, and any dispositive motions must be filed by March 2, 2007. When the time allowed for discovery and motion has passed, and all dispositive motions have been ruled upon, the Court will call upon the parties to certify that the case is ready for trial. The Company believes this will happen in the late Spring of 2007, pending lack of a pre-trial settlement. The Order contains an estimate this case will require ten days for trial by jury.

Broken Hills West, Nevada

On September 5, 2006 the Company announced that it had acquired the Broken Hills West gold exploration property, located in the Fallon-Manhattan Mineral Belt of west-central Nevada in Mineral County, 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property, which consists of 22 unpatented federal mining claims located on U.S. Bureau of Land Management ground that are owned by a private prospector.

Subsequent to the end of the quarter, the Company entered into a 40-year mining lease with the owner of the claims. The terms of the agreement give the Company the right to terminate it at any time subject to due notice, and call for the Company to make annual lease payments of $12,500 for the next five years, increasing to $17,500 annually thereafter. The Company has the option to purchase the claim block for $220,000 at any time, subject to a 2.5% net Smelter Return Royalty to be retained by the owner. The Company has the right to buy down the NSR to 1% by paying the owner a sum of between $1.5 million and $5 million depending on the price of gold.

The property was acquired on the recommendations of two independent consulting geologists retained by the Company. The consultants spent two weeks examining the property, taking 166 outcrop and float samples for trace element analyses and making a detailed 1:2,400 scale geologic map. Geologically, the property is underlain by Tertiary age rhyodacite, dacitic tuffs, and andesite. Mineralization is centered near a major west-trending fault where a series of quartz veins cross silicified rhyodacite on its south side and hematitic tuff and breccia on its north side. The zone of hematitic tuff is 500 feet wide and 3,000 feet long, and includes a 200 feet wide tectonic breccia exposed intermittently for some 2,000 feet. A 500 feet wide zone of strong hydrothermal alteration (argillic phase) borders the hematitic tuff on the north.

Thirty four of the samples taken show more than 0.1 parts per million (ppm) gold, of which 11 have more than 0.5 ppm gold including 4 with more than 1.0 ppm gold, with a high of 3.21 ppm gold. These are also geochemically anomalous in silver, arsenic and mercury. The strongly anomalous samples are largely of microcrystalline quartz veins with central fragmental cores cemented by chalcedony and later crystalline vuggy quartz that have iron oxides and local pyrite. These results define a 1,000 feet wide zone that extends for 3,500 feet along the major fault, and indicate good potential for significant gold to occur within in the hydrothermal system. Chalcedonic silica in the veins and opaline veins in the strong argillic zone show that the exposed mineralization is near the paleosurface of an epithermal system.

The Company has effectively defined an exploration drilling target for high-grade gold at depth within the silica vein system where it may join into a root zone along or within the major fault. In addition, the hematitic breccia has weakly anomalous gold values that may represent leakage from mineralization at depth, and the tectonic breccia may represent a separate target for bulk mineable low grade gold.

The Company plans to continue its exploration of the Broken Hills West property in the coming months, first with geophysical and soil geochemical surveys, then by carefully placed angle drill holes targeting the large and gold anomalous structural zone.

Acquisition of the Broken Hills West property is in keeping with the Company's goal to acquire additional gold exploration properties elsewhere in the Americas.

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements.  The Company plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties.  The Company’s plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2005 and the first quarter of 2006, the Company was successful in obtaining approximately $4 million in financing for operations through 2006.

On September 30, 2006 the Company had total liabilities of $963,707, and total assets of $2,328,152.  This compares to total liabilities of $775,930 and total assets of $1,361,630 on December 31, 2005.  As of September 30, 2006, the Company’s liabilities consist of a $795,460 convertible debenture, net of discounts, a $22,265 capital lease, $50,000 for accrued remediation costs, and $62,704 in outstanding accounts payable.  The Company had working capital of $1,401,164 on September 30, 2006 and current assets of $1,519,411, including cash and cash equivalents of $1,457,797.  The Company had current liabilities of $118,247 at September 30, 2006.

The Company’s principal source of liquidity during the nine months ended September 30, 2006 and 2005, has been through debt and equity financing.  Financing activities provided cash of $2,186,294 and $241,875 during the nine months ended September 30, 2006 and 2005, respectively.  The Company used cash in operating activities of $1,238,259 and $190,001 during the nine months ended September 30, 2006 and 2005, respectively.  Additionally, the Company used cash of $369,805 to purchase equipment and acquired an additional $23,053 of equipment through a capital lease during the nine months ended September 30, 2006.  The Company utilized this equipment in its 2006 exploration program and plans to use it in future programs.

Exploration costs for calendar 2006, including acquisitions of capital equipment, are expected to total approximately $1.765 million compared to earlier estimates of $1.736 million, an increase of approximately $30,000, or approximately 2% of planned spending.  As a result of delays and mechanical failures, drilling fell short of plan by approximately 2,200 feet, or approximately 22% of the planned 10,000 feet, and contributed additional drilling support costs. The costs for drilling support and other field expenses were higher than expected, and more than offset the reduction of direct drilling expenses, which are incurred on a per-foot basis, due to the non-achievement of the Company’s goal in number of feet drilled during the 2006 field season.  The cost data collected during the 2006 field season is expected to assist the Company in making estimates of costs for the 2007 field season and beyond.

To meet the funding requirements of future property acquisitions and exploration activities at the its properties at Chandalar and Broken Hills West, the Company is exploring financing opportunities, including issuing equity or debt. The Company believes it has sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  However, without a successful financing during the fourth quarter of 2006 or first quarter of 2007, the Company may not have sufficient funds to commence the 2007 drilling and other exploration activities on its properties. There can be no assurance the Company would be successful in completing such a securities offering on terms acceptable to the Company.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the last quarter of 2006, the Company will begin its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s effective date for management’s assessment of internal accounting controls is December 31, 2007, and its auditors will be required to opine on management’s assessment beginning in the year ending December 31, 2008.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company completed the following sale of unregistered securities during the quarter ended September 30, 2006:

On September 11, 2006, the Company issued to Ken Eickerman, a director of the Company, 25,000 shares of common stock as a result of exercise of 25,000 stock options, resulting in $5,500 proceeds received by the Company.  The common stock was issued pursuant to an exemption from registration available under section 4(2) of the Securities Act.

See the Company’s reports on form 10-QSB, Form 10-KSB and Form 8-K for a description of sales of unregistered securities for prior periods.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 10.1

Mining Lease, dated October 16, 2006, between Little Squaw and David C. And Debra J. Knight Living Trust

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

Date:  November 14, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2006

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

18