Form 10KSB
period 2006-12-31
LITTLE SQUAW GOLD MINING CO
filed 2007-03-23
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price close at close of market on March 8, 2007 of $1.15, the aggregate market value of the Registrant’s common stock held by non-affiliates was $39,558,738.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 8, 2007, 35,880,366 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Not applicable.

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.”  These forward-looking statements, often identified by words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, include our expectations and objectives regarding our future financial position, operating results, and business strategy.  This annual report contains “forward-looking information” which may include, but is not limited to, statements with respect to the following:

•

future financial or operating performances of Little Squaw and its projects;

•

the future price of gold, silver or other metals;

•

the estimation of mineral resources and the realization of mineral reserves, if any, based on estimates;

•

estimates related to costs of capital, operating and exploration expenditures;

•

requirements for additional capital;

•

government regulation of exploration activities operations, environmental risk and, as applicable, reclamation and rehabilitation expenses;

•

title disputes or claims;

•

limitations of insurance coverage; and

•

the timing and possible outcome of pending regulatory and permitting matters.

Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors and Uncertainties” beginning page 13, “Description of the Business” beginning at page 8 and “Management’s Discussion and Analysis” beginning at page 50 of this annual report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this prospectus, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

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

LITTLE SQUAW GOLD MINING COMPANY

FORM 10KSB

December 31, 2006

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

ITEM 8B.  OTHER INFORMATION

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We, Little Squaw Gold Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Little Squaw is an Exploration Stage company by U.S. Securities and Exchange Commission (SEC) definition. We intend to remain solely an exploration company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, the payback for successful exploration is very high. Incorporated in Alaska on March 26, 1959 and publicly traded since October 9, 1970, Little Squaw controls the Chandalar gold mining district in Alaska. In August of 2006, its on-going search for properties resulted in the acquisition of the Broken Hills West gold property in Nevada.  Management intends to grow the company through mineral property acquisitions, and although we are focusing our quest for such properties in the Americas, we may act on targets of opportunity any place in the world where we deem the risk/reward ratio acceptable. Our executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203, and our phone number there is (509) 624-5831.

We do not intend to conduct mining operations on our own account at this time.  Rather, we plan to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our mineral properties, and then joint venture or sell those properties to qualified major mining companies. We intend to focus our activities only on projects that are primarily gold deposits.

We are an Exploration Stage company.  None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer production on our Chandalar property, the property is at an early stage of exploration.  The probability that ore reserves that meet SEC guidelines will be discovered on an individual prospect at Chandalar is slight. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven or probable through the exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

At this time we have only two exploration stage mineral properties. Our principal property is in Alaska and is referred to as the Chandalar property.  A secondary property is in Nevada, and is known as the Broken Hills West property. Our focus has been and will continue to be the exploration of the Chandalar property.  There, arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September. There are many operating mines located elsewhere within North America that are located above the Arctic Circle. Management believes year-round operations at Chandalar are feasible should an exploitable deposit of gold be proven through seasonal exploration activities. Now with the acquisition of the Nevada property, our exploration field activities will not be restricted to just the summer months.

We are continuing our search for gold properties elsewhere in Nevada, in other states and in other countries in the Americas. We limit our searches to places where we believe the political risk is reasonable, that have well established mining codes, and where we believe the local operating environment is conducive to sustainable development. We are not engaged in greenfield geochemical sampling reconnaissance in our quest for new gold properties. Instead, we identify available properties owned by others, then proceed with detailed geologic examinations and title due diligences before entering onto mining agreements on those properties. Some ten examinations were made in Nevada during 2007, as well as one in Brazil.

The 2006 drill campaign on our Chandalar property was a leap forward in our Company becoming the serious exploration company we aim for it to be. That program was a major undertaking, and it successfully achieved its main intent – to flag which of the nine prospects we drilled are worthy of continued evaluation. Four of those prospects, Little Squaw, Summit, Eneveloe and Ratchet Ridge, deserve follow-up diamond core drilling, which could lead to tunneling for resource development. The best drill intercept is of a large quartz vein on the Eneveloe Prospect of 25 feet of 5.85 grams per tonne (g/t) gold (0.171 ounces per ton [oz/ton]), including 5 feet of 25.40 g/t (0.742 oz/ton) gold. Given these drilling results, we are maintaining our conviction that ore grade shoots occur within the extensive unexplored quartz vein systems of our Chandalar claims, and we believe they provide further evidence that we are on the right track towards defining gold resources.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced small amounts of gold mainly from placer deposits, but also from high-grade gold-quartz veins.  We were incorporated in 1959 for the purpose of acquiring and consolidating diversely owned gold mining claims of the Chandalar mining district.  Our operations during the 1960's resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of ore reserves in underground workings, which was marginally profitable.

Total recorded production from the Chandalar mining district is about 85,000 ounces of 845 fine gold, although actual historic production was probably much greater than the recorded production.  Recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 7,692 ounces from the Mikado and Little Squaw Mines combined, and 1,347 ounces from the Summit mine.  A total of 75,636 ounces of gold came from placer deposits.  Most of the placer production was derived from the Big Creek and Little Squaw Creek drainages, with some additional production from the Tobin Creek drainage.

In 1972 and 1976, we acquired all of the lode mining claims in the Chandalar district except for seven unpatented federal mining claims held by the Anderson Partnership. In 1978, we acquired all of the placer mining claims in the Chandalar district.  In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the unpatented federal mining claims were converted to State of Alaska Traditional mining claims, including the seven claims of the Anderson Partnership. During 2003, we purchased the seven Traditional mining claims from the Anderson Partnership in exchange for 350,000 shares of our common stock.  In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims, in 2004 we staked another eight 160-acre MTRSC claims, in 2005 we staked one more 160-acre MTRSC claim, and in 2006 we staked five more 160-acre MTRSC claims, thereby increasing our Chandalar property to its present size of 14,633 acres.

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on our patented federal mining claims. Recorded placer gold production of the Chandalar district is 76,270 ounces of 845 fine gold.  Our lessees produced 15,735.5 ounces of that total amount of placer gold between 1979 and 1999.  All production of native (or raw) gold on the property has been 845 fineness (1,000 fine is pure gold).  The raw gold is a natural alloy containing about 85% gold, 14% silver and 1% copper.   The unpatented claims are located on property that was formerly all owned by the federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.  By that date we had converted all previously held unpatented federal mining claims into unpatented state mining claims.

In November of 1989 and May of 1990 we entered into a ten year mining lease with Gold Dust Mines, Inc. for all our placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of $7,500 per creek drainage mined plus a ten percent (10%) royalty of all raw placer gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. our former management), and was to consist of the coarsest and largest particles of all gold produced. Little Squaw received the remaining eight percent (8%) of the gold royalty.  During 1998 and 1999, Gold Dust’s placer mining lease was limited to Big Creek and its tributary, St. Mary’s Creek. There was no mining conducted in 2000, 2001, 2002 or 2003.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid.  In February 2000, the owners of Gold Dust, Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust’s obligations to us) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. Our mining lease with Gold Dust was the sole asset of Gold Dust.

During the spring of 1990, Gold Dust Mines, Inc. (the lessee) transported about $2.6 million in capital equipment to our Chandalar mining claims over the winter haul road from Coldfoot, located on the Alaska pipeline highway.  This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment.  During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages.  In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek drainages. During 1996, a lease amendment was entered into between us, as lessor, and Gold Dust Mines, as lessee, wherein Little Squaw Creek, Big Squaw Creek and Tobin Creek drainages were excluded from the lease. During 1996 to 1999, these placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district.  His comprehensive report was completed in January 1990, and is available for review by interested persons.  A few conclusions from his report are incorporated in this section.

In the late summer of 1997, we executed a placer mining lease with Day Creek Mining Company, Inc., an Alaskan corporation.  The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. It did not include the Big Creek and St. Mary’s Creek drainages, which were leased to Gold Dust Mines, Inc. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results downstream from the Mello Bench on Little Squaw Creek.  Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated by us giving a declaration of forfeiture to the lessees in February of 1999. The lessee did not contest the declaration of forfeiture.

We allowed some of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. The individuals who owns Gold Dust Mines, Inc. (Mr. & Mrs. Delmer Ackels) continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002.

We did not accomplish any physical work on our Chandalar property during 2003 other than the location of additional state mining claims. These claims relocated most of the area previously covered by those claims dropped in 2000, and expanded our coverage of the mining district as well. All of our state mining claims were maintained in good standing by carrying forward and applying to the 2003/2004 annual state mandated assessment work requirements the value in excess of the minimum annual labor requirements built up from previous years. Any values in excess of the required annual amount can be carried forward as a credit for up to four years.

Chandalar Exploration Project Background

In 2004 we contracted the services of an independent geological consulting company, Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska to review and analyze previous work done on Chandalar. The report was commissioned in February and completed in May, and is titled “Gold Deposits of the Chandalar Mining District, Northern Alaska: An information Review and Recommendations”.  Pacific Rim concluded that the gold mineralization at Chandalar is mesothermal, which can be described as formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids.  Pacific Rim recommended an initial exploration program to better assess the gold lodes and the placer gold deposits at a cost of about $1.4 million.

A field program to follow up on the work recommended by Pacific Rim was completed during the 2004 summer field season by James C. Barker, a Certified Professional Geologist licensed to practice in Alaska and under contract to us.  Mr. Barker was one of the two co-authors of the Pacific Rim report.  The 2004 field work and subsequent data analyses and reporting was completed at a cost of about $77,000. A detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004”.

This 2004 exploration program ended a twenty year hiatus of hard rock exploration on the property, and it involved a photo geologic lineament study, expansion of the claim block to catch outlying vein showings and reconnaissance sampling.  The lineament study identified fifty-nine sites thought to be favorable for discovery of mineralization. The second phase of the 2004 season’s program identified six new gold-bearing quartz veins, bringing the total number of known gold-bearing quartz veins and quartz vein swarms on the Chandalar property to more than 28.

During 2004 we staked additional claims at Chandalar and completed a two-phase summer field program, conducted by Mr. Barker on our Chandalar property.  The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets.  Several prospects of previously unevaluated or unknown gold mineralization were found.

During 2005 we completed a modest prospecting and geologic mapping program on Chandalar, which was limited by our lack of funds. That work was successful in identifying additional gold prospects within our claim block, and also in developing specific drilling targets on several of the prospects.

Mr. Barker was again retained to carry out a surface exploration program during the 2005 summer field season. This program was of a more modest nature than the previous program because of lack of funds, lasting only the month of July. In all, 189 exploratory samples of stream sediments, soils and rock chips were taken, and a series of ten prospect maps were upgraded.  This program was completed at a cost of approximately $58,000.

During early 2006, we acquired sufficient funds to undertake a substantial exploration program on the Chandalar property.  On January 10, 2006, we entered into a consulting contract with Mr. Barker designating him as the Project Manager for the 2006 Chandalar exploration program.  During the 2006 summer field season, a geological contractor made a 1:20,000 scale geologic map of the Chandalar district, and we drilled 39 reverse circulation drill holes for 7,763 feet on nine of some thirty gold prospects within our Chandalar claim block. In the process, several miles of old roads were repaired and three miles of new road was constructed. We established a semi-permanent exploration base camp (Mello Bench camp) capable of housing 20 people, and accomplished environmental clean ups of two old camp sites. Major capital items purchased were a mid-sized excavator, a small tractor, a pick-up truck and twelve ATVs. Our project expenses, including capital equipment was about $1.765 million.

Subsequent to 2006, on January 1, 2007 our Board of Directors changed Mr. Robert Pate’s position with the Company from Vice President to Vice president of Operations, thus making him the Project Manager for the Chandalar project. A new consulting contract was signed with Mr. Barker on February 1, 2007 designating him as the Technical Manager of the Chandalar project reporting to Mr. Pate. Both individuals are currently preparing for a second and much larger drilling exploration program at Chandalar during the 2007 summer field season that will continue to drill sample the gold-quartz lodes as well as evaluate our primary placer holdings on Little Squaw Creek.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential.  We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us.  In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties. Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a former lessee of the property, has overstaked five of our Traditional state mining claims in his own name. We have filed a civil suit to clear title to those claims (see Legal Proceedings).

Employees

We have three full-time employees at this time, being the Vice President of Operations, Manager of Investor Relations and Camp Manager to manage the site logistics of the Chandalar project and be a permanent caretaker of the camp and equipment.  On January 18, 2007, our Board of Directors approved the hiring of a Vice President of Exploration for which several candidates are currently being interviewed. We rely on consulting contracts for some of our management and administrative personnel needs, including the persons who act as our President/Chief Executive Officer and Chief Financial officer.  These contracts will expire on January 31, 2008 and on December 31, 2007, respectively, unless renewed by the compensation committee of our Board of Directors.  Additionally, we have a Chandalar project technical management consulting contract that will expire on January 31, 2008.

We have established accounts with the States of Washington and Alaska to enable us to process payrolls for our corporate staff and to meet the Chandalar project field labor needs.  The first of approximately ten hourly paid employees for Chandalar is scheduled to begin work in the first week of May 2007.  These are seasonable jobs that are all expected to be terminated by October 2007.

Regulation

Our activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Environmental Risks

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Our Chandalar property contains an inactive small mining mill site with tailings impoundments, last used in 1983.  The mill was capable of processing 100 tons of ore feed per day.  A grand total of 11,918 tons were put through the mill, and into two small adjacent tailings impoundments.  A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “D.E.C.”) to the Division of Mining of the Department of Natural Resources states: “Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990.  We subsequently reclaimed the tailings impoundments, and expect that no further remedial action will be required.  Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.  Concerning a related matter, the Alaska D.E.C. has identified a small area of low-level mercury contamination in a graveled staging area next to the mill and has designated it to be a medium priority assessment site in its state contaminated sites database. We have accrued a $50,000 liability to execute a remediation plan proposed by us and approved by the Alaska D.E.C.  Other than this minor mercury contamination, we know of no matters of concern to the Alaska D.E.C. regarding our and our predecessors’ exploration and production activities on the properties.

Title to Properties

A major portion of our mineral rights consist of “unpatented” lode mining claims created and maintained on federal and deeded state lands in accordance with the laws governing federal and Alaska state mining claims. We have no unpatented mining claims on federal land in the Chandalar mining district, but do maintain unpatented state mining claims there. All of our claims comprising our Broken Hills West property are unpatented federal lode mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of complex federal and state laws and regulations. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal and state governments.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims.

An important part of our Chandalar property is patented federal mining claims owned by us, except for a 2% mineral reservation held by our former management. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of the Company’s patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty.

A locator of a federal mining claim may obtain a patent (fee simple title) from the federal government after proving that an economically mineable discovery exists. After a patent has been granted, the claim becomes private property. Since 1994, the federal Bureau of Land Management has been prohibited by Acts of Congress from accepting any new mineral patent applications. It is unknown how long this moratorium will continue. The locator of a mining claim on land belonging to the State of Alaska does not have an option to patent the claim. Rights to deposits of minerals on Alaska state land that is open to claim staking may be acquired by discovery, location and recording as prescribed in Alaska state statutes. The locator has the exclusive right of possession and extraction of the minerals in or on the claim, subject to state statutes governing mining claims.

The State of Alaska requires locators and holders of unpatented state mining claims to complete annual assessment work and to pay an annual cash rental on the claims in order to keep the claimant’s title to the mining rights in good standing. We are not in default of any annual assessment work filing or annual claim rental payment.

State of Alaska unpatented mining claims are subject to a title reservation of 3% net profits royalty for all mineral production on net mining income of $100,000 or more.

We have attempted to acquire and maintain satisfactory title to our Chandalar mining property, but we do not normally obtain title opinions on our properties in the ordinary course of business, with the attendant risk that title to some or all segments our properties, particularly title to the State of Alaska unpatented mining claims, may be defective.

On February 16, 2007, we filed a civil complaint against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, seeking, among other things, injunctive relief and eviction of Mr. Ackels from our claims. The mining claims in contest are a small portion of our Chandalar property. As such and based on our technical evaluation of them, we believe they are not material to the property’s exploration and ore body discovery potential. We are aware of small placer gold deposits on those claims that have attracted Mr. Ackels to challenge their validity. Our local base of operations is sited on one of those claims, and attempted development of that claim by Mr. Ackels could significantly disrupt our exploration program. A complete discussion of the complaint we filed against Mr. Ackels and his company, Gold Dust Mines, Inc., appears in the Legal Proceedings section of this document.

Alaska Taxes Pertaining to Mining

Alaska has tax and regulatory policies that are widely viewed by the mining industry as offering one of the most favorable environments for establishing new mines in the United States. The mining taxation regime in Alaska has been stable for many years. There is always discussion of taxation issues in the legislature but no changes have been proposed that would significantly alter the current state mining taxation structure. Although management has no reason to believe that new mining taxation laws which could adversely impact our Chandalar property will materialize, such event could and may happen in the future.

RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below, or other unknown risks, would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment.

Estimates of mineralized material are inherently forward-looking statements subject to error. Unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results may differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

We have no proven or probable reserves on our Chandalar property and we may never identify any commercially exploitable mineralization.

We have no probable or proven reserves, as defined in SEC Industry Guide 7, on our Chandalar or Broken Hills West properties. Consequently, we have not completed a feasibility study on our Chandalar property, which is the principal mineral property we currently own or control.  Minerals may not be discovered in sufficient quantities and grade at Chandalar to justify commercial operations. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, labor and employment laws and environmental protection.  If we are unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations, we will be unable to establish any mining operations, generate any revenues from our properties or realize any return from our investments in exploration on our Chandalar property, which could result in a decline in our stock price.

We have no history of commercial production.

No gold has been produced from the Broken Hills West property. Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. There, recorded historical production since 1904 totals 83,987 ounces of gold (not all of the gold production has been recorded).  Between 1979 and 1999 we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of gold mined by our placer miner lessees. Between 1970 and 1983 combined lode production from our operations and those of our lessees was 9,039 ounces of gold from 11,819 tons.  These operations were economically marginal and did not yield profits of any significance to us. We currently have no commercial placer or lode production operation at Chandalar, and have carried on our business of exploring the property at a loss. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund our continuing operations. The establishment of mining operations at Broken Hills West or new mining operations at Chandalar will require the commitment of substantial resources toward exploration work and the completion of feasibility studies.  We currently do not have sufficient funds to completely explore either property nor to complete a mining feasibility study should important quantities of mineralization be found.  We expect to incur substantial losses for the foreseeable future related to operating expenses, exploration activities and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue exploration activities.  The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.  We may not generate any revenues or achieve profitability.

Chandalar is located within the remote Arctic Circle region and exploration activities may be limited by climate and location.

Our current focus is on exploration of our Chandalar property.  The arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September.  The remote location of our Chandalar property limits access and increases exploration expenses.  Costs associated with such activities are estimated to be between 25% and 50% higher than costs associated with similar activities in the lower 48 states in the United States.  Transportation and availability of qualified personnel is also limited because of the remote location.  Higher costs associated with exploration activities and limitations on the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned activities and could negatively affect the value of our property and securities.

We may be required to raise additional capital to fund our exploration programs on the Chandalar and our other properties.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar property or the Broken Hills West property.  We estimate that we currently have sufficient capital to fund our planned exploration work on the Chandalar property and our working capital requirements for the remainder of 2007; however, we estimate that we will require additional financing in 2008 and future years to fund exploration and exploitation of our properties, if warranted, to attain self-sufficient cash flows.  We expect to obtain financing by private placement offerings of debt or our equity securities similar to those by which the selling shareholders acquired their shares and under comparable terms, or by the possible exercise of outstanding warrants, or also possibly by entering into a joint venture agreement on one or both of our properties with a senior mining company partner which could involve, in part, their purchasing our securities.  We estimate that we will require substantial additional financing thereafter, the level of which will depend on the results of our exploration work and recommendations of our management and consultants.  Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration on any or all of our properties or even a loss of property interest.  Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us.

Our exploration activities may not be commercially successful.

We currently have no properties that produce gold. Mineral exploration is highly speculative in nature, involves many risks and is frequently nonproductive.  Unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The exploration of our Chandalar property is far more advanced in terms of drilling targets definition than it is at our broken Hills West property. Accordingly, the focus of our current exploration plans and activities is conducting mineral exploration and deposit definition drilling at Chandalar.  The success of this gold exploration is determined in part by the following factors:

•

the identification of potential gold mineralization based on superficial analysis;

•

availability of government-granted exploration permits;

•

the quality of our management and our geological and technical expertise; and

•

the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to determine metallurgical processes to extract metal, and to establish the mining and processing facilities and infrastructure at any site chosen for mining.  Whether a mineral deposit at Chandalar would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  Any mineralized material or gold resources that may be discovered at Chandalar may be of insufficient quantities to justify commercial operations.

Exploration activities involve a high degree of risk.

Our operations on our properties will be subject to all the hazards and risks normally encountered in the exploration for deposits of gold.  These hazards and risks include, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, pit-wall failures, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability.  Milling operations, if any, are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations at Chandalar indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the underground mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to the mill. Mining contracts for the miners at Chandalar would include clauses addressing this issue to help ensure planned requirements are met. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

If we make a decision to exploit either of our properties based on gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world.  These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

We may be adversely affected by fluctuations in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals.  Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any resource estimates at our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated resource quantities at Chandalar and would affect only the resultant cash flow.  Because any future mining at Chandalar would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

Mineralized material calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project.  Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel.  Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Title to our properties may be subject to other claims.

There may be valid challenges to the title to properties we own or control which, if successful, could impair our exploration activities on them.  Title to such properties may be challenged or impugned due to unknown prior unrecorded agreements or transfers or undetected defects in titles.

A major portion of our mineral rights consist of “unpatented” lode mining claims created and maintained on federal and deeded state lands in accordance with the laws governing federal and Alaska state mining claims. We have no unpatented mining claims on federal land in the Chandalar mining district, but do have unpatented state mining claims there. All of our claims comprising our Broken Hills West property are unpatented federal mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of complex federal and state laws and regulations. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal and state governments.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, at Chandalar or any of our other properties are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques.  Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed underground workings and intelligently designed drilling.  There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

We largely depend on a single property - the Chandalar property.

Our flagship mineral property at this time is the Chandalar property. We are largely dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company at this time.  If our initial exploration results on our Broken Hills West property are negative and we are also unsuccessful in obtaining additional properties and achieving favorable results from exploration activities thereon, and should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.

Government regulation may adversely affect our business and planned operations.

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters.  New rules and regulations may be enacted or existing rules and regulations may be applied in a manner which could limit or curtail exploration at our properties.  The economics of any potential mining operation on any of our properties would be particularly sensitive to changes in the federal and State of Alaska's tax regimes.

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated mining claim rental beginning at $0.50/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All new mining operations are exempt from the mining license tax for 3 1/2 years after production begins. This generally favorable state tax regime could be reduced or eliminated.  Such an event could materially hinder our ability to finance the future exploitation of any gold deposit we might prove-up at Chandalar, or elsewhere on State of Alaska lands. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.

Our activities are subject to environmental laws and regulation which may materially adversely affect our future operations, in which case our operations could be suspended or terminated.

We are subject to a variety of federal, state and local statutes, rules and regulations in connection with our exploration activities.  We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, state and local agencies.  The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.  The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and properties in that we may not be able to proceed with our exploration programs.

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration and mining operations.  These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain.  Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met.  In addition, all activities for which plans of operation are required will be subject to a new standard of review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

Federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.  Although some mines continue to be approved in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring and mining our properties.  Compliance with statutory environmental quality requirements described above may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities.  Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities.  As a result of these matters, our operations could be suspended or cease entirely.

Title to our properties may be defective.

We hold certain interests in our properties in the form of unpatented mining claims.  Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America, and rights of third parties to uses of the surface and to minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•

The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;

•

Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;

•

Whether the minerals discovered were properly locatable as a lode claim or a placer claim;

•

Whether sufficient annual assessment work has been timely and properly performed; and

•

Possible conflicts with other claims not determinable from descriptions of records.

The validity of an unpatented mining claim also depends on (1) the claim having been located on unappropriated federal land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with the 1872 Mining Law and applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim maintenance fees (and the timely filing and recording of proof of such payment).  In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim.  We are diligently working and are in actual possession of all our properties.  The unpatented mining claims we own or control may be invalid, or the title to those claims may not be free from defects.  In addition, the validity of our claims may be contested by the federal government or challenged by third parties.

Future legislation and administrative changes to the mining laws could prevent us from exploring our properties.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities.  For example, during the 1999 legislative session, legislation was considered in the U. S. Congress which proposed a number of modifications to the 1872 Mining Law, which governs the location and maintenance of unpatented mining claims and related activities on federal land.  Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims.  None of these proposed modifications was enacted into law, but the same or similar proposals could be enacted by Congress in the future.  In addition, as discussed above, the Bureau of Land Management finalized revised federal regulations which govern surface activities (including reclamation and financial assurance requirements) on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations).  Those regulations are more stringent than past regulations, and may result in a more detailed analysis of, and more challenges to, the validity of existing mining claims, will impose more complex permitting requirements earlier in the exploration process, and will be more costly and time-consuming to comply with than previous regulations.  Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations.

We do not insure against all risks.

Our insurances will not cover all the potential risks associated with our operations.  We may also be unable to maintain insurances to cover these risks at economically feasible premiums.  Insurance coverages may not continue to be available or may not be adequate to cover any resulting liability.  Moreover, insurances against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards for which we may not be insured against or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration-stage properties, or properties capable of producing precious metals.  Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors.

We are dependent on our key personnel.

Our success depends on our key executives: Richard R. Walters, our President, Ted Sharp, our Chief Financial Officer, and Robert G. Pate, our Vice President of Operations and Chandalar Project Manager.  The loss of the services of one or more of such key management personnel could have a material adverse effect on us. Our ability to manage our mineral exploration activities at our Chandalar and Broken Hills West  properties or other locations where we may acquire mineral interests, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and we may not  be able to attract and retain such personnel.

Richard R. Walters, our President, and Ted Sharp, our Chief Financial Officer, do not dedicate 100% of their time on our business.

Richard R. Walters, our President, provides services under a consulting arrangement, which permits him to provide services to other companies.  Mr. Walters also serves as a director and the Executive Vice President of Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange, with properties in Argentina.  Mr. Walters dedicates approximately 80% of his business time to Little Squaw, and his duties at Marifil Mines may detract from the time Mr. Walters can spend on our business. Ted Sharp, our Chief Financial Officer, also provides services under a consulting arrangement, which permits him to provide services to other companies.  Mr. Sharp dedicates approximately 50% of his business time to Little Squaw, and currently, provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp also serves part-time as Chief Financial Officer for Commodore Applied Technologies, Inc, a publicly-traded environmental solutions company. Mr. Walters and Mr. Sharp often conduct business remotely by internet communication.  In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Walters and Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

Our officers and directors may have potential conflicts of interest due to their responsibilities with other entities.

The officers and directors of the Company serve as officers and/or directors of other companies in the mining industry, which may create situations where the interests of the director or officer may become conflicted. The consulting arrangements of Mr. Walters and Mr. Sharp allow them to provide services to other companies. One of our key officers, Mr. Walters, consults for another mining company. He is an officer and director of  Marifil Mines Limited, a Canadian public company listed on the Canadian Ventures Exchange.   The companies to which Mr. Walters and Mr. Sharp provide services may be potential competitors with our the Company at some point in the future.  The directors and officers owe the Company fiduciary duties with respect to any current or future conflicts of interest.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2008, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We are compiling the system and process documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, in which case we may not be able to assert that our internal controls are designed and operating effectively. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls when they are required to do so beginning December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high $1.70 and a low $0.25 during the twelve month period ended December 31, 2006.  The market price for our common stock closed at $1.15 on March 8, 2007. See

“Market for Common Equity and Related Stockholder Matters” beginning on page 49 of this annual report. The market price of our common stock may fluctuate significantly from its current level.  The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration-stage companies that have often been unrelated to the operating performance of such companies.  These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2006, we had 29,864,172 shares of common stock issued and outstanding.  We may be required to issue the following shares of common stock upon exercise or conversion of convertible securities: 5,000,000 shares of common stock acquirable upon conversion of the 6% convertible debentures; 415,000 shares of common stock acquirable upon exercise of options; 900,000 shares of common stock acquirable upon exercise of warrants at $0.35 to $0.40 per share; 3,000,000 shares of common stock acquirable upon exercise of Class A Warrants at $0.30 per share; 5,697,000 shares of common stock acquirable upon the exercise of Class B Warrants at $0.35 to $0.65 per share; 1,506,001 shares of common stock acquirable upon the exercise of Class C Warrants at $1.50 per share; and 150,600 units acquirable upon the exercise of agent options at $1.00 per unit, each unit consisting of one share of common stock (150,600 shares) and one half Class C Warrant exercisable to acquire 75,300 shares at $1.50 per share.  If these convertible securities are fully converted or exercised, we would issue an additional 16,743,901 shares of common stock, and our issued and outstanding share capital would increase to 46,608,073 shares.  The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities.  Holders of such securities are likely to sell the common stock upon conversion which could cause our share price to decline.

As of March 8, 2007, we had 35,880,366 shares of common stock issued and outstanding.  We issued a total of 6,016,194 shares of common stock subsequent to December 31, 2006 and through March 8, 2007, including 90,000 shares issued for Class A Warrants exercised, 5,925,194 issued for Class B Warrants exercised and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  Subject to certain exceptions, a penny stock generally includes any non-NASD equity security that has a market price of less than $5.00 per share.  The market price of our common stock on the OTCBB during the period from January 1, 2005 to December 31, 2006, ranged between a high of $1.70 and a low of $0.21, and our common stock is deemed penny stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued growth of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future.  As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

ITEM 2.  DESCRIPTION OF PROPERTIES

Broken Hills West, NV

The Company’s focus is on the drilling exploration of its flagship Chandalar gold property located above the Arctic Circle in Alaska. Acquisition of the Broken Hills West property is in keeping with our goal to acquire additional gold exploration properties elsewhere in the Americas that will allow us to conduct field operations year round.

The Broken Hills West gold exploration property is located in the Fallon-Manhattan Mineral Belt of west-central Nevada in Mineral County 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property. The mineral rights are secured by 22 unpatented federal lode mining claims located on U.S. Bureau of Land Management ground. A private prospector known as “the David C. and Debra J. Knight Living Trust” (the “Trust”) is the original locator of the claims, and is the current owner. There are 22 contiguous mining claims in all, each of 20 acres size, constituting a single claims block of 440 acres.

On August 25, 2006 the we entered into a Binding Letter Agreement with the Trust for the property that outlined  terms for a final agreement. On October 16, 2006, the Letter Agreement was replaced by a 40-year Mining Lease. The effective date of the Mining lease, however, is September 14, 2006, on which date the first lease payment was made. The terms of the Mining Lease give the us the right to terminate it at any time subject to due notice, and calls for us to make annual lease payments of $12,500 for the next five years, increasing to $17,500 annually thereafter. We have the option to purchase the mineral rights for $220,000 at any time, subject to a 2.5% net Smelter Return Royalty (“NSR”) to be retained by the Trust. We also have the right to buy down the NSR to 1% by paying the owner a sum of between $1.5 million and $5 million, depending on the price of gold.

The Mining Lease and the federal lode claims are in good standing. We reimbursed the Trust $2,750 for payments it made to the federal government on August 31st, 2006 to meet the U.S. Bureau of Land Management Annual Maintenance Claim Fee of $125 per claim, and an additional $353 to the Mineral county, Nevada recorder for recording fees. We will be obligated to make similar payments to the government on August 31, 2007 should our  Mining Lease still be effective, and for all years thereafter so long as the Mining Lease is effective. Additionally, we made the first year’s lease payment of  $12,500  to the Trust on September 14, 2006, and will be obligated to make another $12,500 payment on September 14, 2007, should our Mining Lease still be in effect. We spent a total of approximately $36,000 on the Broken Hills West property during 2006, including the leasehold payment.

The Broken Hills West mining claims were acquired on the recommendations of two independent consulting geologists retained by us. The consultants spent two weeks examining the property, taking 166 outcrop and float samples for trace element analyses and making a detailed 1:2,400 scale geologic map.  Geologically, the property is underlain by Tertiary age rhyodacite, dacitic tuffs, and andesite. Mineralization is centered near a major west-trending fault where a series of quartz veins cross silicified rhyodacite on its south side and hematitic tuff and breccia on its north side. The zone of hematitic tuff is 500 feet wide and 3,000 feet long, and includes a 200-foot wide tectonic breccia exposed intermittently for some 2,000 feet. A 500-foot wide zone of strong hydrothermal alteration (argillic phase) borders the hematitic tuff on the north.

Thirty four of the samples taken show more than 0.1 parts per million (ppm) gold, of which 11 have more than 0.5 ppm gold including 4 with more than 1.0 ppm gold, with a high of 3.21 ppm gold. These are also geochemically anomalous in silver, arsenic and mercury. The strongly anomalous samples are largely of microcrystalline quartz veins with central fragmental cores cemented by chalcedony and later crystalline vuggy quartz that have iron oxides and local pyrite. These results define a 1,000-foot wide zone that extends for 3,500 feet along the major fault, and indicate good potential for significant gold to occur within the hydrothermal system. Chalcedonic silica in the veins and opaline veins in the strong argillic zone show that the exposed mineralization is near the paleosurface of an epithermal system.

The work we have done effectively defines an exploration drilling target for high-grade gold at depth within the silica vein system where it may join into a root zone along or within the major fault. In addition, the hematitic breccia has weakly anomalous gold values that may represent leakage from mineralization at depth, and the tectonic breccia may represent a separate target.

We have plans to continue our exploration of the Broken Hills West property during 2007. Our schedule of exploration first calls for completing a soil geochemical survey, then an Induced Potential geophysical survey.  This would be followed by several carefully placed angle drill holes targeting the large and gold anomalous structural zone such as the foregoing work may better define. The 2007 exploration budget for our Broken Hills West, Nevada property is tabulated below.

TABLE 1 - 2007 EXPLORATION BUDGET FOR BROKEN HILLS WEST

EXPENSE ITEM	$
Land Maintenance	18,000
Professional Fees & Labor	37,000
Geochemistry, & Assaying	25,000
Geophysics. I.P.	7,500
Drilling, core, 5 holes, 3,000’ @ $50/ft	150,000
TOTAL	305,000

Chandalar, AK

The Chandalar gold property is our flagship property. It is an exploration stage property. Little Squaw’s management was attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. We believe that our dominant land control eliminates the risk of finding potential ore deposits being located within competitor claims. Summarily, the scale of the Chandalar district gold quartz vein frequency and length, and the number of gold anomalies and exposures compare favorably to similar attributes of productive mining districts.

The Chandalar district has a history of prior production, but there is no current production, except for some small-scale placer operations by an independent miner, Mr. Delmer Ackels, on inlier claims to our claim block (See Legal Proceedings).

We consider Alaska to be the most favorable jurisdiction in the United States for the development of mining projects, with the Chandalar property in politically favorable terrain, being on state land. Alaska has honored its constitution’s mandate to encourage natural resource development by assisting miners with grants, low-interest loans, road/plant construction, a three-year mining tax moratorium, and a bottom-line tax write-off of the first $20 million in exploration costs for each new mine. The nation’s wealthiest state has no income or sales tax and distributes annual dividends to its citizens from the burgeoning $33 billion Permanent Fund (at December 31, 2006) established for its 670,000 residents.

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at a latitude of about 67°30'.  The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (Map 1).  The center of the district is approximately 70 miles north of the Arctic Circle.

Access to Chandalar is either by aircraft from Fairbanks, or overland during the winter season only via a 60-mile-long trail from Coldfoot to Chandalar Lake and then by unimproved road to Tobin Creek on our property.  Multiengine cargo aircraft can land at the state-maintained 4,700 foot airfield at Chandalar Lake or at our 3,700 foot Squaw Lake airstrip. Coldfoot is an important road traffic service center on the Dalton Highway.  The Dalton Highway, which parallels the Trans-Alaska Pipeline, is the only road to the Prudhoe Bay oil fields on Alaska’s North Slope, and it is part of the state’s highway network.

Map 1 – Location of the Chandalar, Alaska Mining District

It is our assessment that all-weather road access into the Chandalar would dramatically enhance the economics of exploration for and development of gold deposits on our mining claims. The state of Alaska recently obtained a right-of-way access into the Chandalar area. On April 11, 2005 the State of Alaska (the plaintiff) filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s rights-of-way for the Coldfoot to Chandalar Lake Trail. This historic trail was originally established by miners working their Chandalar district prospects. The State of Alaska and all defendants agreed to a pre-trial settlement of the action. The settlement was then agreed to by a U.S. District Court Judge on January 9, 2007, making it a binding final judgment. This judgment creates a permanent, sixty-foot wide public highway right-of-way for the Trail. It also gives the State of Alaska until October 1, 2008 to establish the exact location of the route using a survey-grade Global Positioning System.

We believe this judgment now opens a door of opportunity for us to promote state-sponsored road construction into our Chandalar gold property, and the two million acres of state land surrounding it.

This lawsuit represented a re-assertion of traditional access rights across federal land gained at the time of statehood, and was intended to set a precedence for establishing the state’s unrestricted right-of-way to more than 600 other similarly qualified historic trails within Alaska as established by Revised Federal Statute 2477. However, this settlement without trial avoided the possibility of setting such a precedent. The final judgment does not specify the Coldfoot to Chandalar Trail to be an RS 2477 route, but it does say that it is to be treated as if it were one.

A study was conducted in support of the litigation between the State of Alaska and the U.S. Department of Interior over rights-of-way on historic trails and roads originating from Section RS 2477 of the 1867 Mining Act. A report entitled History of the Caro-Coldfoot Trail (RST 262) and the Coldfoot-Chandalar Trail (RST-9) was prepared by the Alaska Department of Natural Resources (DNR), Division of Parks and Outdoor Recreation, and Office of History and Archaeology Report Number 117, by Rolfe G. Buzzell, Ph.D., Historian. The report is an in-depth history of mining and trail use in the Coldfoot-Caro-Chandalar areas from the 1890s to the present. It is not a copyrighted document, and the interested public can readily obtain a copy from the Company by sending a request to ir@littlesquawgold.com.

Geographically, the Chandalar district is situated in rugged terrain just within the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks. The region has undergone glaciation due to multiple ice advances originating from the north and, while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation.  The district is characterized by deeply incised creek valleys that are actively down-cutting the terrain.  The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion.  Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms. Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys.  The higher elevations are characterized by artic tundra.

Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60-80° Fahrenheit.  Freezing temperatures return in late August and freeze-up typically occurs by early October.  Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods.  Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow. Winter snow accumulations are modest. The area is essentially an arctic desert.

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of 14,633 acres (22.9 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to cover most of the known gold bearing zones within an area approximately five miles by five miles. Within the claim block, we own in fee 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, there are twenty-seven Traditional 40-acre unpatented State of Alaska claims lying largely within ninety-three 160-acre MTRSC claims, which are also unpatented State of Alaska claims.  The federal patented claims cover the most important of the known gold-bearing structures. Both classes of state mining claims, totaling one hundred twenty Traditional and MTRSC claims,  provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

LITTLE SQUAW GOLD MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
Big Squaw Creek
Little Squaw Creek
McNett Fork Creek
Exploration Camp
Boulder Creek
Little McLellan Creek
Mill Creek
Mill
Tobin
Big Creek
T 32 N
T 31 N
R 3 W
R 2 W
R 4 W
R 3 W
LEGEND
LSGMC-Patented federal claims subject to 2% royalty
LSGMC-Traditional state 40 acre claims subject to 2% royalty
LSGMC- Claims purchased from prior management-not subject to 2% royalty
LSGMC-Super MTRSC 160 acre state claims not subject to 2% royalty
Del Ackels state MTRSC 40 acre claims, not held by LSGMC
Springline Mining MTRSC 160 acre claims, not held by LSGMC
Airstrip

Map 2 – Chandalar Mining Claim Block

Holders of any class of State of Alaska unpatented mining claims are required to complete a minimum amount of annual labor on each claim and to additionally pay an annual rental on them.  In the case of a claim block or group where the claims are adjacent, the total amount of required annual labor is determined by multiplying the number of claims by the amount required for an individual claim, and the excess value of labor expended on any one or more of the claims can be applied to the labor requirements on the other claims within the block or grouping.  The amount of required annual labor work varies with the size and class of mining claim and the amount of annual rental payable varies with the size, type and age of the claim. Labor expenses in excess of the annual requirement can be carried forward as a credit for up to four years.  However, in the case of our Chandalar property, we have chosen to carry forward any excess value credit separately for each of our two classes (Traditional and MTRSC) of state mining claims. Also, the holder of a state mining claim may make a cash payment to the state equal to the value of labor required in lieu of doing the assessment work.

In the 2003/2004 assessment year, which ended on August 31, 2004, we spent $46,970 on work that qualified for annual labor requirements. Our combined excess value credit for the two classes of claims was $54,595, with $14,400 expiring on September 1, 2005, $18,425 expiring on September 1, 2006, and $5,073 expiring on September 1, 2008.

In the 2004/2005 assessment year, which ended on August 31, 2005, we spent $73,072 on work that qualified for annual labor requirements. Our combined excess value credit for the two classes of claims was $88,067, with $18,425 expiring on September 1, 2006, $5,073 expiring on September 1, 2008, and $64,569 expiring on September 1, 2009.

In the 2005/2006 assessment year, which ended on August 31, 2006, we spent $1,156,621 on work that qualified for annual labor requirements. Our combined excess value credit for the two classes of claims is $1,200,663, with $5,073 expiring on September 1, 2008, $38,969 expiring on September 1, 2009, and $1,156,621 expiring on September 1, 2010.

Our annual holding costs for the entire block of mining claims will vary according to the number, type and age of the state mining claims that we maintain in a particular year. Our claim block and is not subject to any local taxation, including our private property (patented federal mining claims), as it does not lie within any borough or municipality.

The annual labor requirement for our Chandalar holdings is $100 per each Traditional 40-acre claim and $400 per each MTRSC 160-acre claim. Currently, the combined annual labor requirement for our claims is $52,355.

The annual rental fee for our state mining claims is $130 for each Traditional 40-acre claim and $100 for each MTRSC 160-acre claim. The total annual rental obligation for the Chandalar property is currently $12,455, and the rental fees are fully paid through November 30, 2007.

The total current annual combined mining claims assessment work and rental holding costs for our Chandalar property is $52,355, which are included in mineral property maintenance expense and professional services expenses on our statement of operation.  The details of our mining claims holding costs are shown in Table 2.

Table 2 – 2007 Mining Claims Holding Costs
Number Of Claims	Type Of Claims	$ Rate Rent/Assess	2007 $ Rental	2007 $ Assessment
19	Traditional	130/100	2,470	1,900
7	Traditional	130/100	910	700
1	Traditional	25/100	25	100
64	MTRSC	100/400	6,400	25,600
24	MTRSC	100/400	2,400	9,600
5	MTRSC	100/400	250	2,000
120			$12,455	$39,900
Annual Holding Costs				$ 52,355

Our former management holds a mineral production royalty reservation on some mining claims within the Chandalar claim block.  It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production. The royalty on placer gold production is an “in kind” royalty to consist of the coarsest and largest particles of all gold produced. All of the patented federal mining claims are subject to this royalty, as are 19 of the 21 Traditional unpatented state mining claims. The royalty is applicable to about 1,185 acres of the 14,633 acre property.  We have an option agreement to purchase the royalty for a one time cash payment of $250,000.  The option terminates on June 23, 2013, if not exercised on or before that date.

Gold Dust Mines was a long-term lessee of many of our Chandalar mining claims, and is a private company wholly owned by Mr. & Mrs. Delmer Ackels (the Ackels) of Fairbanks, Alaska. Since 1990, Gold Dust, and the Ackels, routinely performed the annual assessment work on all of our Chandalar Traditional state mining claims,  as required by the terms of its mining lease. We allowed some of our claims to lapse in 2000 for lack of funds to maintain them because for a series of years Gold Dust did not make its annual leasehold payments to us, nor pay to us the annual state rental fees on the claims it had leased from us, as required by the lease. The Ackels did continue doing the mandatory annual assessment work on our remaining claims on our behalf, as required by the lease, through the year 2002.  In July of 2003, the Ackels located twenty-one 40-acre MTRSC state mining claims on his own behalf in some of the areas previously vacated by us. The area of the claims we had to relinquish in 2000 was largely recovered September of 2003 when we re-staked it with 160-acre MTRSC state mining claims. Some of  the Ackels’/Gold Dust’s claims are now inliers to our Chandalar mining claim block, and some of those as well are located partially or wholly over five Traditional 40-acre state mining claims continually held by us or our predecessors since 1987. The Ackels conducted seasonal placer gold mining operations on Big Creek during 2005 and 2006 on one of those claims that is now in conflict. We maintain that we are the senior locator of all the mining claims where he has overstaked us, and we believe our claims were and continue to be in good legal standing. We intend to maintain and defend our claimholder rights. To effect this, on February 16, 2007 we filed a complaint, and then on February 27, 2007, the First Amended Complaint, in the Superior Court for the State of Alaska, Fourth Judicial District at Fairbanks, praying for injunctive relief, ejection of the Ackels from our mining claims, removal of all title clouds, and receipt of compensatory, exemplary and punitive damages from the Ackels and Gold Dust Mines (See Legal Proceedings).

It is the opinion of management that the trespass of Gold Dust Mines and the Ackels on a tiny fraction of our stakeholder mineral rights (about one percent, or covering less than 170 acres in total) at Chandalar does not materially adversely affect it as being a mineral exploration asset for Little Squaw, nor do we believe it would adversely affect our long term operations there should we find a mineable gold deposit on our claims. We also believe the five claims that are in conflict do not represent a significant portion of the overall mineral endowment of our Chandalar property. We do consider, however, that any Ackels’ placer mining activities on one of our Traditional state mining claims on upper Little Squaw Creek would interfere with our district exploration operations, as that is the location of our main camp and operations support facilities. Should a court find in favor of the Ackels and Gold Dust Mines, the ultimate affect on the Company’s exploration and development of its Chandalar property would not be material. In such case, we would incur the loss of a very small potential placer gold resource, and it could be temporarily detrimental to our ongoing exploration work in the sense that it would cause machinery congestion on the access roads, degradation of those roads, and also cost us an undetermined amount of time and expense in the relocation our exploration camp and supply facilities.

Chandalar Geology

Lode gold occurs at Chandalar as high-grade quartz veins within large northwest-trending shear zones in Paleozoic (probably Devonian age) schists.  To date more than thirty-five gold-bearing quartz veins or swarms of gold-bearing quartz veins have been identified on the property.  The quartz veins are classified as being of mesothermal or metamorphic orogenic origin.  Mesothermal vein systems commonly have great vertical range, and at Chandalar the vertical extent of the gold mineralization is known to be in excess of 1,500 feet.  The gold-bearing quartz veins are typically one to six feet thick, with exceptional thicknesses of up to twelve feet in parts of the Mikado mine.  Portions of some of the veins where they display a ribbon appearance are of particularly good gold grade, often in the multi-ounce per ton range.   Some of the veins are known to be more than a thousand feet long, and occur intermittently along laterally extensive shear zones; the Mikado shear for example, has been identified over a strike length of six miles. The main areas of economic concern is demonstration of good continuity of the quartz lodes and of the high-

grade gold occurrences within those quartz lodes. A thick blanket of frozen soil, rock scree and talus and landslides covers an estimated 80 to 90 percent of the property, largely concealing the gold-quartz veins, making their exploration and discovery challenging.

Our patented lode mining claims contain the most important gold-bearing structures in the district, as far as is now known.  Although high-grade gold showings in the Chandalar district have long been recognized in published literature, exploration necessary to establish the extent of mineralization has never been accomplished.  The principal evaluation work done in the past on the lode deposits was done on the Mikado, Summit, Little Squaw, and Eneveloe-Bonanza mines by lessees in the late 1970’s early 1980’s.  Each of these mines has been minimally worked by means of several hundred feet of underground workings aggregating almost 2,000 feet in all.  Limited surface work in the past within the district established the existence of gold-bearing zones on other prospects similar to the veins found at these mines.  Sufficient work has never been accomplished on any of the veins and gold-bearing zones to define the presence of ore reserves that meet  the criteria of SEC Industry Guide 7.

Drilling of the veins by previous operators is either extremely limited or, in most cases, non-existent.  A low-grade gold aureole may occur around some of the high-grade gold-quartz veins where chloritically and sericitically altered rocks contain stockworks of quartz veinlets.  These aureoles, which extend outwards as much as 100 feet at the Mikado mine, have never been tested for low-grade bulk tonnage mining potential.  The Mikado mine is one site that may host high-grade gold-quartz vein deposits within low-grade bulk tonnage deposit. Substantial drilling and engineering work will be required to determine if such a potential deposit exists in a commercially viable quantity.

2004 and 2005 Chandalar Field Programs

During the 2004 summer field season we conducted a two-phase reconnaissance surface and underground sampling program on the Chandalar property. A deep soil sampling technique developed by us was employed to identify gold anomalies that may reflect hidden gold-quartz veins.  The highlight of the first phase was the re-discovery of the historic Pioneer prospect.  The Pioneer quartz vein is partially exposed in some old trenches and prospect pits. The Pioneer prospect, which is associated with a major shear zone at least three miles long, contains very high-grade gold values of unknown extent.  A channel sample across the vein assayed 2.30 ounces of gold per ton over a width of 2.5 feet.

The 2004 summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. The study was done by BlueMap Geomatics Ltd. located in Vancouver, British Columbia. The gold bearing quartz veins on the property occur within large shear zones or faults that form lineaments, and major structural intersections may be a controlling factor in the emplacement of the gold mineralization. BlueMap Geomatics identified numerous pronounced linears that they interpreted to represent deep-seated faults. This work was useful in defining sites for follow up exploration in 2005 that resulted in new prospects (Rock Glacier and Prospector East.)

Similar surface prospecting work and mineralization site appraisals continued during the summer of 2005, although at a lower level of activity for lack of sufficient funding.  A summary description of the principal mines and prospects examined during the 2004 and 2005 summer field seasons was prepared, and drilling targets were selected from that information which is available in a Prospectus filed on August 28, 2006 with the SEC.

Our Chandalar mining claims cover all or major portions of three main drainages and lesser parts of a fourth drainage that radiate from the areas in which the gold-bearing quartz veins and associated shear zones are located. They include most of the areas where placer mining operations occurred in the past, as well as substantial portions of these drainages that have never been mined.  The placer gold deposits in the Chandalar district are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  At least 76,000 ounces of gold are known to have been produced from four placer deposits at Chandalar, with recovery of some nuggets, the largest of which was 10.6 ounces, according to records in our possession.  The placer gold deposits were exploited by both open-cut and underground drift mining methods limited to unconsolidated but frozen gravels.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw Creek and Big Squaw Creek have potential for the discovery of significant quantities of placer gold.  Substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

Progress was made during the 2004 and 2005 Chandalar project summer field seasons in defining geological features helpful in planning future drilling campaigns. The primary focus of the 2005 geological field program was to technically assess a suite of the prospects defined by the 2004 program. These programs methodically built a suite of substantive drilling targets through prospect scale geologic mapping and intensive prospect site sampling at some thirty sites.  We believe that this work was successful in effectively advancing ten quartz lode gold prospects to the drilling stage for initial drilling in 2006. Drill targets include both high-grade quartz vein underground deposits and targets for lower-grade deposits of disseminated gold within hydrothermally altered wall rocks of quartz veins, which may be amenable to surface bulk mining methods.  The Project Manager at the time, Mr. Barker, advanced a proposal to make and initial test of the ten targets with 10,000 feet of drilling, which, following appraisal of the results, has lead to an intensified drilling proposal on a selected sites in 2007.  The aim of the 2007 drilling would be to begin establishing a mineral resource on some sites where good drill intercepts were obtained.

2006 Chandalar Program Overview

The planned 2006 technical program was based on geological field work completed during 2004 and 2005, and the recommendations of our Chandalar Project Manager and registered professional geologist, James C. Barker. Mr. Barker’s recommendations are contained in a report dated January 2, 2006, which is available on our website at www.littlesquawgold.com.

The main goals of the 2006 Chandalar field season were:

•

Renovation and expansion of the Chandalar infrastructure, including roads, airstrip and camp facilities.

•

A district geologic map at 1:20,000 scale.

•

Geologic examination (mapping, sampling, trenching) of the as many of the 35 gold prospects as possible.

•

Thirty or more reverse circulation drill holes for 10,000 feet on ten targets.

•

An initial examination of the major placer gold deposit on Little Squaw Creek to produce a forward going evaluation plan.

All of the 2006 field and drilling data has been compiled, and the Project Manager, Mr. Barker, has completed a written report detailing the findings that the program. His report is expected to be available on our website at www.littlesquawgold.com in approximately May of 2007.

We began our 2006 Chandalar exploration program late in the first quarter of 2006 by mobilizing heavy machinery, camp construction materials and supplies by “cat train” over the Coldfoot to Chandalar winter haulage trail to a site within our Chandalar mining claim block. The load was trucked to the Coldfoot jump-off point on the Dalton Highway. From there, bulldozers, snow cats and sleds moved the cargo onto the property. The field program was supported throughout the summer by aircraft, and the program was also demobilized by aircraft late in the third quarter.

A 20-man exploration and drilling camp was set up under contract with a company which specializes in arctic field services. Our personnel reconditioned and upgraded the Squaw Lake airfield to accommodate heavy loads on multi-engine aircraft and established an adjacent bulk fuel offloading and temporary storage depot.  Nearly $395,000 of capital equipment purchases were made in support of the 2006 summer exploration season. The main capital items are a mid-sized excavator, a small (D-3 size) dozer, twelve all terrain vehicles, a pick-up truck, welding unit and computers.

Early in 2006 we entered into a contract with an Anchorage, Alaska based drilling service company to perform all of the drilling at Chandalar using their equipment. We selected reverse circulation (RC) drilling over diamond core drilling for reasons of speed and cost efficiency, and, more importantly, unlike diamond drilling, we did not have to inject water into drill stems passing through permanently frozen rock (permafrost). RC drilling produces chips of rock called cuttings, while diamond drilling produces a better quality sample as a cylinder of rock called core, but is also slower and more costly.  Ultimately, at 7,763 feet, the drilling fell short of its 10,000-foot goal because of a combination of factors related to weather, mechanical problems with the drill, insufficient or inadequate drill tooling, and generally poor drill contractor performance.

Mr. Barker directed the drilling as well as the Company’s survey crews, which conducted detailed geological mapping and sampling of many gold-quartz vein prospects occurring across the Chandalar property. Approximately 950 soil and rock samples were collected during the field season and submitted for assay. In conjunction with this, four excavator trenches totaling 300 feet in length were dug for bedrock sampling.  All of this work focused on proving-up the continuity of quartz veins. It also found that many of the 35 individual gold-quartz vein prospects are linked, forming sets comprising ten separate and very long quartz vein/shear zone systems.

In the spring of 2006, we entered into a $52,572 contact with Pacific Rim Geological Consultants of Fairbanks, Alaska to make the district geology map. By October, their geological team had completed a 1:20,000 scale geological map of the Chandalar mining district, encompassing about fifty square miles. This work has resulted in a technical report to us dated January 23, 2007 and titled “Geology of the Chandalar Mining District, East Central Brooks Range, Northern Alaska”. Although largely complete, an addendum to this report will be needed to cover  some still pending sub-contractor laboratory results of geologic age dating, trace element geochemistry, microprobes for mineralogical identification, and petrographic analyses of the various identified geological formations. One objective of this work has been to identify any linkage between gold mineralization and specific geological features that may be helpful in further exploring the gold deposits of the district. The report contains twelve enumerated observations and recommendations that bear on the mineral endowment of our property, and the Chandalar district as a whole. The following from the report is the most important conclusion of the study: “The upper plate, where a majority of the high-angle gold-quartz vein fault deposits occur, is dominated by metamorphosed turbidites. Turbiditie-hosted, orogenic districts contain some of the largest and most prolific gold deposits that have been and are currently being mined in Australia, Canada, Asia, Africa, and North America (Goldfarb and others, 2005). Focusing on Alaskan examples, the lodes of the Chandalar district are very similar to the meta-turbidite-hosted, quartz-carbonate gold lodes of the Cape Nome district on western Alaska (Bundtzen and others, 2006).”  The report goes on to single out calcium carbonate stratigraphic units within the turbidities as being an important ore forming control where the fault feeder zones cross cut them. The Pacific Rim report with its findings is of valuable use to us in our continued exploration of our Chandalar property.

2006 Chandalar Sampling and Assaying Parameters

In 2006, we took about 2,100 various types of samples for assay, including 1,128 drill samples. All of the 2006 assay results for rock, soil, stream sediment and drill samples reported in this document were collected by us or independent contractors working for us.  The rock samples typically consist of five to seven pounds of fragments collected on the surface, from outcrops or on the dumps of old workings or from within old prospect pits or tunnels, and from our trenches made by our excavator.  Each sample consists of between twelve and twenty dollar-size rock chips or fragments. The sampled material is primarily of vein quartz or rocks containing quartz veinlets.  All of these samples are preliminary and strictly of a reconnaissance nature.  In many cases the samples were not taken across the full width of the quartz veins, and therefore the samples do not represent a quantitative measurement of the gold content of the veins, nor should they be interpreted to indicate that mineralization is present in a quantity and grade that would represent an economically viable ore deposit. The soil samples are also strictly of a reconnaissance nature, taken to define zones of gold mineralization concealed by soil and vegetation cover.  They were taken by hammering a hollow steel pipe (split set rock bolt) about five feet into the ground. Material from the last one to two feet inside the pipe was then collected. Geochemical analysis using atomic adsorption methods were applied to the soil and stream sediment samples.  Our drilling was done using a reverse circulation percussion drill, which uses compressed air to drive a rapid firing hammer, pounding the bedrock into chips that are lifted to the surface using compressed air. We collected a continuous progression of five-foot sample intervals of the drill cuttings for the entire length of each hole.

All of our rock and drill chip samples were assayed by ALS Chemex USA Inc. in Sparks, Nevada using fire assays with a gravimetric or Atomic Adsorption finish for gold.  (ALS Chemex operates under ISO certification and is a global provider of assays to mineral exploration and mining companies.)  Of the 1,128 samples of drill cuttings, metallic screen assaying procedures were applied to 130 of the samples where quartz veining and/or hydrothermal alteration of rock formations were encountered. Metallic screen assaying is an industry accepted assaying procedure that is used to mitigate possible gold nugget effects on the assay results.

Approximately eight percent of the drill cuttings samples and two and one-half percent of the surface rock and soil samples are involved in a check assay program we are conducting. A series of coarse rejects and pulps from samples assayed by our primary assayer, ALS Chemex, have been sent to Alaska Assay Laboratory in Fairbanks, Alaska for re-assay and statistical comparisons to the original assay received from Chemex, and previously publicly reported by us. Alaska Assay Laboratory is part of the Alfred H. Knight group, a well established international independent weighing, sampling and analysis service to the commodity trade. This check assay program is expected to be completed by March 2007.

None of the assays we report in this document are to be interpreted to imply the presence of ore reserves, including those of the drill cuttings. Substantial additional sampling, drilling and geological and engineering work would have to be completed to confirm the presence of proven and probable reserves that meet SEC Industry Guide 7 criteria, and no assurance can be given that any such reserves will eventually be defined on our Chandalar property.

On July 22, 2006 we initiated a drilling program intended to provide an initial, or reconnaissance, test of some ten of thirty targets developed by previous geological field work.  In all, 7,763 feet of reverse circulation (RC) percussion drilling was accomplished in thirty-nine drill holes on nine separate prospects. Ten of those holes were abandoned or lost prior to reaching their targets due to poor ground conditions, and the planned drilling of the Pallasgeen prospect was not accomplished. All of the drill holes were drilled at angles designed to intercept their targeted quartz veins or mineralized structures at right angles in order to obtain their approximate true widths. The prospect sites and the targeted mineralized structures where the 2006 drilling took place are shown on Map 3.

Table 3 contains a drilling summary of the 2006 Chandalar drilling program, showing the drilling statistics for each of the nine prospects that were drilled. It shows a strong drilling effort was made on two prospects that are adjacent to each other – the Summit and the Kiska; as we believed these two prospects represented affiliated mineralized structures having both high-grade gold vein and disseminated low-grade gold potential.

Table 3 - 2006 Chandalar Drilling Statistics
Prospect	Hole #	UTM Easting	UTM Northing	Angle (degrees)	Total Depth (feet)
Little Squaw	LS 1 (lost)	49495	93423	-45	168
	LS 2	49495	93423	-45	310
	LS 3 (lost)	49454	93395	-45	200
	LS 4	49459	93447	-45	210
	LS 5	49345	93386	-45	380
	LS 35	49516	93390	-45	210
	LS 36	49515	93388	-45	130
				Subtotal	1,608
Summit	SUM 6	49331	91836	-45	300
	SUM 7	49212	91845	-45	310
	SUM 8	49212	91842	-60	150
	SUM 9	40209	91838	-45	175
	SUM 10	49080	91869	-45	300
	SUM 11 (lost)	48995	91904	-45	120
	SUM 12	48996	91905	-45	300
				Subtotal	1,555
Kiska	KIS 13	48847	91277	-45	320
	KIS 14	48726	91377	-45	215
	KIS 15	48726	91377	-45	210
	KIS 16 (lost)	48767	91336	-45	140
	KIS 17 (lost)	48770	91334	-45	170
	KIS 18	48959	91285	-45	210
	KIS 19 (lost)	49064	91232	-45	170
				Subtotal	1,435
Eneveloe	EN 20	48592	92631	-45	140
	EN 21	48592	92632	-45	180
	EN 22	48591	92653	-60	170
	EN 26	48718	92545	-45	210
	EN 27	48713	92551	-45	210
				Subtotal	910
Jupiter	JUP 23 (lost)	48452	92470	-50	120
	JUP 24	48446	92468	-50	210
	JUP 25	48541	92475	-50	210
				Subtotal	540
Uranus	UR 28	50451	92565	-45	205
	UR 29	50513	92459	-45	210
				Subtotal	415
Crystal	CRY 30	50710	93012	-45	210
	CRY 31	50755	92982	-45	180
				Subtotal	390
Ratchet Ridge	RR 32 (lost)	49762	91840	-45	140
	RR 33	49816	91821	-45	160
	RR 34	49794	91817	-45	170
				Subtotal	470
Little Squaw East	LS 37 (lost)	49717	93459	-45	60
	LS 38	49715	93465	-45	210
	LS 39 (lost)	49730	93285	-45	70
				Subtotal	340
				TOTAL	7,763

2006 Chandalar Prospects Drilling Conclusions

The 2006 drilling program was basically successful in meeting its objective. It was a scout program to make initial tests on as many prospects as possible in order to determine which of them may be worthy of continued, more detailed drilling to define resources in ore shoots. An analyses of the drilling sample assay results for each of the nine prospects concludes that follow-up drilling should continue on four of them in 2007. These are the Little Squaw,

Summit, Eneveloe and Ratchet Ridge. Extensive trenching (using our excavator) with attendant geologic mapping and rock chip sampling is warranted on the Jupiter and the Kiska. No further work is planned on the Crystal or Uranus at this time.

Little Squaw Prospect

First explored in 1909, a small reserve of 2,000 tons grading 53.08 g/t (1.55 oz/ton) gold was estimated in a high-grade shoot of auriferous vein quartz containing visible gold (Note: This is not an SEC Industry Guide 7 compliant resource).  The “ore” shoot is exposed at the surface and at the 100 Level upper adit.  Our records indicate at least 625 ounces of gold have been produced.  Old exploratory mine workings include two adit levels, each about 300 ft long, connected by a winze, and a 76 foot-raise to the discovery outcrop. Several small diameter diamond drill core holes were drilled on the quartz vein system in 1982 by a former lessee. Our renewed evaluation began in 2004, and in 2006 seven reverse-circulation holes totaling 1,608 feet were drilled to explore the known and suspected auxiliary, or side veins.

Quartz vein mineralization is localized along a south-dipping fault, and on the 100 Level, gold is confined to the footwall zone of a composite vein.  A 9 to 12 inch banded ribbon gold-quartz zone contains disseminated and thin seams of arsenopyrite, mica, scorodite, pyrite, and trace galena.  Slickenside is common on many of the laminar planes that form the banded composition.  Small clots of wire gold occur in vugs and on band surfaces and are very loosely attached to the rock.  Quartz veins can be traced westerly about 1,800 feet from the 100 Level, and are open to extension beyond that.  On the east slope to Gold Creek, about 600 feet further along strike to the west, a dozen pieces of quartz with visible gold were seen and two nearby soil samples assayed 3.67 and 1.36 g/t (0.107 and 0.040 oz/ton) gold.  Aerial imagery and float mapping tentatively extends the Little Squaw shear zones along a 110° strike eastward to the Crystal prospect, about 1.0 mile east.  The vein at the Crystal prospect closely resembles the composite 100 Level vein.

Two, possibly three or more veins, are present at the Little Squaw mine; the principal veins are the 100 Level vein on the north, and a south vein about 125 feet south of the 100 Level vein.

We drilled seven holes from four sites spaced at 150-foot intervals for 600 feet along the Little Squaw structure to test the known quartz vein system at depth. Drill hole LS 2 cut the best intercept: 20 feet of 4.21 g/t (0.123 oz/ton) gold, including 5 feet of 10.75 g/t (0.314 oz/ton) gold. A re-assay of the sample pulp by the check laboratory found 16.15 g/t (0.472 oz/t) gold. LS 2 is a re-drill of LS 1, which was lost due to drilling problems before reaching the vein. LS 2 hole encountered drilling problems passing through the vein, and sample loss was incurred. Geologic reconstruction of fault movement shows that auriferous intercepts in holes LS 4, LS 2, and in a 1982 drill hole, LS45N, correlate to the 100 Level vein.  Hole LS 4 cut the vein but reported only a single 5-foot interval of 0.64 g/t (0.019 oz/ton) gold; water and lost circulation were encountered in the vein and gold loss is suspected.  The 1982 hole LS45N reported a 10-foot intercept of 15.75 g/t (0.460 oz/ton) gold in the footwall rocks of the 100 Level vein. In 2004, we recovered the old sample split for this interval and re-assayed it to find 20.50 g/t (0.599 oz/t) gold

The 1982 hole LS3 reportedly cut the south vein with 6.16 g/t (0.18 oz/ton) gold over 70 feet. We also recovered the original assay sample splits for this hole in 2004 and re-analyzed them, verifying the results.  Hole LS 5 also cut the south vein with a 5-foot interval of 3.38 g/t (0.099 oz/ton) gold; hole LS 35 only entered the vein with the last few feet of the available drill rod, unable to return a reliable sample.  Hole LS 36 was targeted on the vein but also failed to reach it.

It is apparent from the combined 1982 and 2006 drill data that the vein on the 100 Level may be mineralized over a longer strike length and depth than previously known.  Additionally, at least some high-grade mineralization occurs on the south vein. The Little Squaw gold-quartz vein deposit warrants more drilling and continuation of surface trenching and sampling in 2007.

The Little Squaw prospect drilling results of 2006 are shown in Table 4:

Table 4 - 2006 Little Squaw Prospect Drilling Summary
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
LS 1	- 45	168	165 -168	3	0.60	0.018	Lost entering target
LS 2	- 45	310	205 – 225 Incl. 210 - 215	20 5	4.21 10.75	0.123 0.314	Little Squaw vein/re-drill of LS 1
LS 3	- 45	200					Lost before target
LS 4	- 45	210	55 – 60	5	0.64	0.019	Little Squaw vein
LS 5	- 45	380	155 – 160	5	3.38	0.099	Little Squaw vein
LS 35	-45	210	10 - 15	5	0.06	0.002	Possible quartz vein
LS 36	-45	130					Lost to water inflow

Summit Prospect

Exploration of the Summit mine area was first reported prior to 1913 and by 1982 a shaft, multiple trenches, several drill holes, and three adits had been driven during several episodes of prospecting. There are Company reports that 1,400 tons were produced at a grade of 44.14 g/t (1.289 oz/ton) gold and 142 tons at a grade of 165.07 g/t (4.820 oz/ton).  A previously reported high-grade ore shoot on the 100 Level was re-opened in 2006 and it is estimated that about 800 tons had been mined from a stope into this shoot, which remains open to depth.

Summit prospect is a large fault or shear zone 100 or more feet wide that contains multiple veins and lenses of gold-bearing quartz. In 2006, we drilled seven reverse-circulation holes totaling 1,555 feet along a 1,200-foot segment of the mineralized system, partially to evaluate some historic exploration reports.  Hole SUM 6 near the 200 Level failed to duplicate a 1982 drill assay of  31.10 g/t (1.000 oz/ton) gold over five feet and 11.64 g/t (0.340 oz./ton) gold over two feet.  SUM 6 reported only minor gold, not exceeding 0.36 g/t (0.011 oz/ton) gold.  Drilling near the 100 Level, however, indicates very good discovery potential.

Good exploration potential is indicated by results in SUM 7, 8, 9, and 10, which returned values from 3.24 to 9.05 g/t (0.095 to 0.264 oz/t) gold including a 5-foot intercept of 16.15 g/t (0.457 oz/ton) gold in SUM 8, signaling the presence of a high grade ore shoot (>1 oz/ton). Definition and step out drilling are required to delineate the continuity of the higher grade drill intercepts. SUM 12 is an intriguing hole that bottomed in a 95-foot section of low grade (0.28 g/t, or 0.008 oz/ton) gold mineralization, the last 35 feet averaging 0.44 g/t (0.013 oz Au/ton); the hole bottomed in mineralized rock..

The 2006 drilling did show that lower grade gold values are present in wider zones within the carbonaceous schist, as in hole SUM 12, and not associated with large quartz veins.  Soil sampling to the west of drill hole SUM 12 indicates this auriferous zone extends laterally to crop out below rock scree in Summit Gulch.

The results of the drilling, trenching, and soil samples indicate potential for discovery of a large tonnage, low-grade deposit on the Summit prospect. The multi-veined, sheared and hydrothermally altered structure has been traced for 4,500 feet of strike length, and is open in both directions and to depth. Wide spaced orientation holes have probed less than a quarter of its identified strike length. Further drill exploration of both the vein ore shoot potential near the 100 Level, and the lower grade auriferous zones in the schist to the west is planned in 2007.

The Summit prospect drilling results of 2006 are shown in Table 5.

Table 5 - 2006 Summit Prospect Drilling Summary
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
SUM 6	- 45	300	130 -140	10	0.36	0.011	Main shear
SUM 7	- 45	310	45 – 140 incl. 55 – 75 incl. 55 – 60 180 – 230	95 20 5 50	0.85 2.63 5.71 0.15	0.025 0.077 0.106 0.004	Main shear Quartz veins 2nd structure
SUM 8	- 60	150	70 – 80 incl. 70 – 75 95 – 140	10 5 45	9.05 16.15 0.42	0.264 0.472 0.012	25 ft below SUM 7 intercept
SUM 9	- 45	175	80 – 95 incl. 80 -85	15 5	2.28 5.52	0.067 0.161	Possible secondary shear
SUM 10	- 45	300	55 – 100 incl. 70 -75	45 5	0.69 3.24	0.020 0.095	Main shear
SUM 11	- 45	120					Lost above target
SUM 12	- 45	300	205 – 300 incl. 260 - 300	95 35	0.28 0.44	0.008 0.013	Ends in main shear

Kiska Prospect

A 1945 Company report mentions a stibnite-quartz showing referred to as the Little Kiska on a hillside between the Mikado and the Star claim groups, but no specific location is given. In 2006 we found that gold could be readily panned from soil along a projected strike of a buried quartz structure in the general vicinity of the old reports.  Consequently, a soil sample grid was done, followed by drilling seven holes totaling 1,435 feet in late summer. The nearby Chiga prospect was also found in 2006.  There are no past reports of prospecting at the Chiga and no old workings were found there.

Kiska is completely covered by soil and scree. Soil samples, taken from depths of 3 to 5 feet, outline a geochemical anomaly area averaging 1.03 g/t (0.030 oz/t) gold over at least 75 feet by more than 1,700 feet. We cut one trench, where rock chip sample assays ranged from 1.25 to 422.00 g/t (0.037  to 12.322 oz/ton) gold over scattered narrow intervals. It indicates the gold in soil anomaly is caused by of a wide zone of many small irregular and intermittent quartz veins and lenses and zones of fault gouge with gold.

The Chiga area has only been briefly evaluated and soil sampled.  The west-northwest subdued topography suggests another 100°-105° covered shear zone that lies mid-way between the Summit and the Kiska shear zones.  Four short soil lines across 1,000 feet of strike length along the inferred shear zone structure reported anomalous gold, arsenic, and antimony.

Seven scout drill holes were drilled from five sites along the length of the Kiska soil geochemical anomaly, including five holes that ended in gold mineralization.  Of the seven holes, four did not reach their intended depth. Anomalous gold values were present in most of the drill holes, but assays were quite low.  The two best drill hole intervals are 10 feet in KIS 17 with 1.10 g/t (0.032 oz/t) gold and 20 feet in KIS 18 with 0.70 g/t (0.021) gold.

We believe the Kiska prospect deserves continued examination by an extensive trenching program with emphasize on identifying bulk tonnage potential in 2007.

The Kiska prospect drilling results for 2006 are shown in Table 6:

Table 6 – 2006 Kiska Prospect Drilling
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
KIS 13	- 45	320	75 - 80	5	0.24	0.007
KIS 14	- 45	215	210 -215	5	0.18	0.005	Hole ends in mineralization
KIS 15	- 45	210	190 - 200	10	0.76	0.022	Hole ends in veining
KIS 16 (lost)	- 45	140	120 -140	20	0.56	0.016	Hole ends in mineralization
KIS 17 (lost)	- 45	170	160 - 170	10	1.10	0.032	Hole ends in mineralization
KIS 18 (lost)	- 45	210	85 – 95 130 – 145 190 – 210 incl. 195 - 200	10 15 20 5	0.64 0.73 0.70 2.00	0.019 0.021 0.021 0.058	Hole ends in mineralization
KIS 19 (lost)	- 45	170	None	—	—	—	Hole missed target zone

Eneveloe Prospect

Eneveloe is a large gold-bearing quartz vein that has been traced for several thousand feet by geological mapping. We are in possession of reports dating back to 1911 of  samples assaying 11.30 to 29.80 g/t (0.330 to 0.870 oz /ton) gold taken from the 15 to 20-foot wide quartz vein outcrop that is the present site of the 100 Level adit.  In 1981, a former lessee did 1,113 feet of  small diameter diamond core drilling that targeted the big vein, but drill core sample recovery was very poor. They drove the short 100 Level adit and extended the old 200 Level adit to expose a 31.10 g/t  (1.000 oz /ton) or more ore shoot (assay records show 17.12 to 342.47 g/t (0.500 to 10.000 oz/ton) gold).  A small inferred resource of 5,356 ounces at 31.10 g/t (1.000 oz /ton) gold  was calculated to exist between the two levels (Note: This is not an SEC Industry Guide 7 compliant resource).  Our reconnaissance mapping and sampling began in 2004.  In 2006, we drilled five holes totaling 910 feet from two sites about 300 feet apart.

The Eneveloe quartz veins are located along 105° to 120° striking faults that dip steeply north and are closely associated with the Eneveloe shear zones, which locally form the footwall.  The veins follow a topographic depression eastward into the Little Squaw Creek valley, where they appear to underlie the Rock Glacier prospect.

Drill core sample recovery from the 1981 drilling was only successful for two holes which were drilled near the 100 Level adit. Our records show an intercept of uncertain thickness in E 5 (27.40 g/t (0.380 oz /ton) gold), and 17.12 g/t (0.500 oz/ton) gold for a 10-foot interval in hole E 4.  Our 2006 reverse circulation drill holes ENV 20, 21, & 22 were drilled from the same site as the 1981 holes were.  Drill hole ENV 20 largely confirms the 1981 drill results, with intervals between 60 feet to 85 feet averaging 5.85 g/t (0.171 oz/ton) gold and within which the interval 60 to 65 feet assayed 25.41 g/t (0.742 oz /ton) gold.  Hole ENV 21, angled to the east of the others, also reported the quartz vein zone, albeit thinner and lower grade, which averaged 2.60 g/t (0.076 oz /ton) gold over 15 feet.  Hole ENV 22 had a weak intercept of  5 feet of  0.78 g/t (0.023 oz/ton) gold, but the hole was stopped short of its target.  Based on the combined data, mineralization on the vein system between the 100 and 200 Levels appears to extend west farther than previously thought.  Stream sediment from Robbins Gulch, 1,800 feet west of the drill site, assayed a very high 0.60 g/t gold.

Holes ENV 26 and 27 were drilled from a pad about 150 feet in elevation above the 100 Level adit.  Neither hole showed any significant intercepts, suggesting either the “ore” shoot dissipates to the east of the drill site, or the zone of quartz veining has been offset to the north, as suggested by the geochemically anomalous gold in soil values in that area.

Continued drilling of the Eneveloe prospect in 2007 is warranted, particularly to chase the down dip extension of the mineralization in hole ENV 20, and to scout the vein to the west of the drilled area.

The Eneveloe prospect drilling results for 2006 are shown in Table 7.

Table 7 – 2006 Eneveloe Prospect Drilling Results
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
ENV 20	- 45	140	60 –85 incl. 60 - 65	25 5	5.85 25.40	0.171 0.742	Main vein
ENV 21	- 45	180	115 - 130 incl. 115 - 120	15 5	2.59 5.86	0.076 0.171	Main vein
ENV 22	- 60	170	135 - 140	5	0.78	0.023	Main vein
ENV 26	- 45	210	95 - 110	15	0.15	0.004	Small veins
ENV 27	- 45	210	95 -105	10	0.08	0.002	Small veins

Jupiter Prospect

Jupiter is another large gold-bearing quartz vein close to and sub-parallel to the Eneveloe vein. It outcrops about 125 feet east of the drill site, where rock chip sampling shows it contains about 3 g/t (0.088 oz/t) gold. Three holes were drilled in 2006 to target the talus-covered projection of the vein, the results of which are shown in Table 8. Of those, only JUP 25 was successfully completed. The Jupiter vein remains open to exploration to the east and west, where geological mapping indicates it extends for hundreds of feet. Continued exploration in 2007 would involve a trenching program expose the covered portions of the vein’s strike extensions prior to any further drilling.

Table 8 – 2006 Jupiter Prospect Drilling Results
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
JUP 23 (lost)	- 50	120	40 - 50	10	—	—	No sample return
JUP 24	- 50	210	None	—	—	—	Missed vein
JUP 25	- 50	210	65 - 70	5	3.49	0.102	Main vein

Ratchet Ridge Prospect

The 2006 Ratchet Ridge drilling results are shown in Table 9. The drilling found the first occurrence of hydrothermally altered greenstone intrusive rock that has been recorded on the Chandalar property. Drill hole RR 33 encountered what appears to be a geochemically gold enriched rock known as listwanite. Listwanite is named after the mafic rock in the Mother Lode gold mining districts of northern California where its silicate minerals have been replaced by carbonate minerals during gold mineralizing episodes. There, it usually occurs near gold ore shoots within quartz veins where they approach mafic intrusives. Although this drilling discovered only geochemically anomalous gold mineralization, Ratchet Ridge remains an intriguing prospect deserving of additional drilling in 2007.

Table 9 – 2006 Ratchet Ridge Prospect drilling Results
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
RR 32 (lost)	- 45	140	None	—	—	—	Abandoned prior to target depth
RR 33	- 45	160	15 – 25 80 -85 100 - 110	10 5 10	0.09 0.28 0.32	0.003 0.008 0.009	Hit old mine cavity Listwanite Listwanite
RR 34	- 45	170	None	—	—	—	Hole missed target zone

Crystal Prospect

Early day prospectors discovered the Crystal prospect, and by 1908 a four-ton bulk sample had been mined from quartz veins and packed to an improvised stamp mill at nearby Spring Creek.  According to reports in the Company’s records, the shipped ore mill recovery averaged 1,464.19 g/t (42.574 oz /ton) gold, with total production of 188.32 ounces of gold.  There were no other accounts describing the Crystal prospect until 2004 when we re-located and sampled the old workings. We frequently found native gold in the old prospect workings, which are on a rugged mountainside that limits drill access.  The Crystal vein(s) are very similar to the Little Squaw 100 Level vein and both feature a composite vein with an auriferous banded footwall zone.  A 2004 chip sample from a 0.67 ft-wide banded zone at the Crystal assayed 113.20 g/t (3.305 oz/ton) gold.  We found that most of the surface outcrop of the auriferous banded quartz had been removed by the early-day high grade mining.

There are several quartz veins present at the Crystal, however, bedrock of gray micaceous schist and black carbonaceous phyllite to schist is complexly faulted and individual veins can not be traced more than a few tens of feet.  In 2006, we attempted two reverse-circulation drill holes; hole CRY 30 was to undercut the old workings and hole CRY 31 was targeted to undercut a quartz vein we exposed by trenching about 200 feet to the east of CRY 30.  Neither drill hole intercepted their intended targets. We now think that the drill holes undershot a low-angle fault displacement of the quartz veins, probably to the north.

The last 35 feet of drill hole CRY 30 intersected geochemically gold anomalous altered carbonaceous schist with minor mixed quartz and hematitic alteration. This rock is similar to what was drilled in Summit drill hole SUM 12, and could have touched on a large zone of low grade gold mineralization. The Crystal prospect drilling results for 2006 are shown in Table 10. Additional trenching and structural mapping and sampling of the veins to the west are planned in 2007.

Table 10 – 2006 Crystal Drilling Results
Hole #	Drill Angle (deg.)	Total Depth (feet)	Interval (feet)	Intercept ~ True Width (feet)	Au (g/t)	Au (oz/ton)	Comment
CRY 30	- 45	210	175 – 210	35	0.20	0.006	Hole ends in mineralization
CRY 31	- 45	180	None	—	—	—	Missed vein

East Little Squaw Prospect

Five holes were drilled in search of the eastern extension of the Little Squaw vein system. The first, LS 35, was positioned to intersect the projection of the main vein about 100 feet east of, and 120 feet deeper than the hit in LS 2, which intersected 70 feet of 1.30 g/t gold (0.038 oz/t gold) including 5 feet of 10.75 g/t gold (0.314 oz/t gold).  The last 5 feet of LS 35 started into the quartz vein zone, but it did not penetrate the vein as the limits of the drill tooling had been reached. This hole should be deepened in any future drill campaign. LS 36 was drilled from the same drill pad, but at a much different azimuth to test for outlying (hanging wall) veins. None were found. The last three holes were drilled about 700 feet east of LS 2 along the projection of the vein system within an area covered by landslide debris. Some boulders of quartz vein containing visible gold had been found uphill, indicating gold veins may be covered by the landslide. Two of the holes were lost to difficult drilling conditions in the landslide debris, and a third was completed to depth without hitting any gold veins. The 2006 does not adequately test the prospective zone. Additional drilling is recommended for the East Little Squaw prospect on a low priority basis.

Uranus Prospect

The two holes drilled on the Uranus were designed to probe for downward extensions of two sub-parallel gold-bearing quartz veins exposed in old prospecting pits. The holes did not show gold values of interest and no further drilling is justified on this prospect.

Un-drilled Chandalar Prospects

In addition to the 2006 field season drilling, field examination work continued on a suite of more than twenty seven other gold showings scatter over the Chandalar claim block (Map 3). Detailed geological prospecting and evaluation was accomplished on some eighteen of those having the following names: Pallasgreen-Drumlummon,

Aurora Gulch, Big Creek Bowl, Big Squaw Creek, Bonanza, Boulder Creek, Chandalar, Indicate-Tonapah, Kelty-Caribou, Mellow Bench, Mikado-Big Tobin, Mikado Pedro, Northern Lights, Pioneer, Prospector East, Rock Glacier, St. Marys, and Woodchuck. Our examination work determined that no further work should be done on five of these prospects, which are the St. Marys, Mikado-Pedro, Boulder Creek, Big Squaw and Woodchuck. Evaluation work, including some geophysics, will continue on thirteen of the prospects during the 2007 field season. The Pallasgreen-Drumlummon and Aurora Gulch show exceptional merit at this time, and are worthy of expanded comments as follows:

Pallasgreen-Drumlummon

The Pallasgreen-Drumlummon was on the docket to be drilled in 2006. However exceptionally muddy access roads resulting from the melting of permafrost prevented reasonable access to its drill sites. It is anticipated the road will be dry enough to carry drill traffic in 2007.

The Pallasgreen site shows a prominent outcrop of iron-stained quartz, first prospected in the early 1900s; the nearby Drumlummon does not outcrop. The early workings consist of a few hand dug trenches. We re-located the prospects in 2005, near the head of Nugget Creek, and started mapping and sampling.  The two prospects are geologically similar and in close proximity, apparently displaced by a fault zone, and traceable for about one mile.

Typical of other district gold-quartz veins, the Pallasgreen-Drumlummon prospects are controlled by, and are aligned to, northwesterly altered shear zones striking 105° to 115°.  These have been cut by younger, prominent 150° to 165° faults that displace the Pallasgreen area about 1,000 feet north from the Drumlummon.  Quartz veins follow hydrothermal alteration zones 75 to 100 feet wide that exhibit magnetic low fields also striking northwest. Sampling of the Drumlummon included a soil grid in 2006, but only a few sporadic gold-arsenic anomalies were found.  Samples of vein material found in float contained 0.03 to 1.16 g/t (0.001 to 0.034 oz/t) gold.  A single isolated geochemically anomalous soil sample reported 0.966 g/t (0.028 oz/t) gold with exceptionally high arsenic.

The principal quartz vein at the Pallasgreen is about 25 feet-wide and strikes 100° to 105º with a steep south dip.  The vein, partly composed of brecciated quartz shard-limonite zones, occurs at the contact of a light brown carbonate, feldspathic schist and black graphitic schist. The best assay of the vein is 3.93 g/t (0.126 oz/t) gold from a 1.0 foot-channel sample of the vein’s footwall. A close-by, parallel, 6 foot-thick vein contains clots of galena and arsenopyrite.  This vein strikes east to an exposure where a random chip assay reported 10.87 g/t (0.317 oz /t) gold.  Water in Nugget Creek draining the prospect area is highly discolored from mineral content; two water samples contain anomalous zinc. Trenching is planned prior to drilling in 2007.

Aurora Gulch

We first identified this unique prospect in the 2006. There is no record or evidence of previous work having been done. The Aurora Gulch prospect represents a type of gold-arsenic mineralization that differs from the classical mesothermal quartz veins typical of the Chandalar district.  At the Aurora, geochemical gold-arsenic values with a distil antimony halo are concentrated in carbonaceous schist and dolomite below an altered structural contact with overlying gently folded greenstone sills.  The underlying metasediments are cut by one, probably two deep-seated west-northwesterly shear zones that are intersected by both northwest and northeast prominent faults.

Geochemically anomalous gold values have been found in soil, stream sediment, and rock samples at Aurora Gulch.  Stream sediment values are up to 0.45 g/t (0.014 oz/t) gold, and soil values range up to 2.78g/t (0.089 oz/t) gold.  Soil and stream sediment sampling results (Map 4) define an area approximately 1,200 feet square of geochemically anomalous gold and arsenic that is enveloped by a zone of variable sericite-silicic-hematite-carbonate hydrothermally altered schist, mostly underlying the lowermost greenstone sill. Highly geochemically anomalous antimony occurs on the perimeter of the gold geochemical anomaly.

Gold mineralization observed to date occurs as pods and lenses of sulfide quartz distributed within sheared and isoclinally folded black schist.  A quartz veinlet stockwork in unfoliated dolomite seen only in float assayed 38.80 g/t (1.248 oz/t) gold.

Aurora Gulch shows good potential for developing a target for a disseminated type gold deposit that is not controlled by quartz veins, as is typical of the Chandalar district. Very little bedrock is exposed for examination. Most of the map area is talus or tundra covered; consequently, extensive trenching is planned in 2007.

SOILS
Stream Sediments
2006 drill hole
Vein Qtz & Float
Prospect
Water Sample
0 meters 100
0 feet 400
ROCKS ppm
3322 18.55
3430 NSS
3779 0.62
3780 0.54
3906 nd
3907 0.01
3908 0.01
3931 0.01
3932 nd
3933 0.01
3939 38.80
3955 0.01
3961 0.01
3962 0.07
3963 6.62
3964 0.24
3968 0.01
3975 nd
4014 0.01
SOIL GOLD AVERAGE 0.47 ppm Au
(n=29)
Squaw Lake airstrip
Little Squaw Creek
49700
49800
49900
50000
50100
50200
50300
93000
92800
92700
92600
92500
landslide
greenschist / greenstone
fn-gr meta-volcanic
massive
solifluction
UR 28
ROCK GLACIER
EAST LOBE
URANUS PROSPECT
REV.11-12-06

AURORA GULCH - *GOLD SOIL ANOMALY*

Map 4 – Aurora Gulch Prospect Geology & Geochemistry

2006 Chandalar Placer Gold Deposit Evaluation

In conjunction with the end of the first seasonal lode gold exploratory drilling program on our Chandalar property, we retained the services of Mr. Jeffrey O. Keener to conduct a preliminary field examination of the placer gold deposits on Little Squaw Creek and Big Squaw Creek. Keener is a well recognized consulting geologist and placer mining specialist in Alaska who has evaluated 38 Alaskan and western U.S. placer gold deposits, of which ten have been brought into production on his advice. Keener’s report to us comes under the letterhead of NordWand Enterprize, his private mineral exploration company, and is titled Letter of Recommendation: Chandalar Placers, October 1, 2006.

Placers are secondary gold deposits derived by erosion of weathered outcrops of large lodes (gold-quartz veins) located up-stream. Placer gold consists of gold particles found as dust, flakes and nuggets in the gravel deposits of stream channels and creek beds. A number of placer gold deposits have been previously identified around the Chandalar property, where four creeks have seen historic placer gold production, mainly by “old timers” using hand mining methods. The recorded placer gold mining production at Chandalar exceeds 76,000 ounces, of which 29,000 ounces is documented to have come from small open-cut and underground (drift or tunnel) mining on Little Squaw Creek. Placer mining gold grades are measured in ounces per cubic yard (opy) of gravel, with interesting results usually in the hundredths (0.01’s) of an ounce range. In the last decade, independent miners, who had leased creeks on the Chandalar property and used mechanized placer mining equipment, reported their “break-even” gold grade was between 0.02 and 0.03 opy.

During his field examination, Keener mapped and sampled old miners’ workings, and excavated sampling pits on Little Squaw Creek to depths of 20 feet. He used an analytical gold panning technique to sample and measure the gold contents of various sites, finding gold grades of between 0.017 opy and 0.157 opy in various strata within the gravel beds.  His immediate aim was to investigate the recovery of gold from a reconnaissance drilling program performed in 1997 by a former lessee (Daglow Exploration, Inc.). In a report providing drilling results to us, the former lessee estimated that a possible deposit (i.e. mineralized material) of 194,000 ounces of gold contained in 2.3 million cubic yards of placer gravel (an average grade of 0.084 opy) may remain unmined in Little Squaw Creek. (We note that this reference is not an SEC Industry Guide 7 compliant resource.) We do not known at this time how much barren, or weakly mineralized material, would have to be moved to access the estimated 2.3 million yards of well mineralized material.

Keener reported that a mine model is a pre-requisite in weighing economic criteria against the any potentially drilled resource. He noted that in 2002, the U.S. Bureau of Land Management conducted a pre-feasibility study of mining in the Koyukuk Mining District, just west of the Chandalar region (Coldwell, J.R., BLM Tech. Rpt. 38). They estimated that for a large placer mine supported by a 100-mile long winter trail, a paygrade of  $3.26 per loose cubic yard for all material moved would be required to break-even. Applying a price for gold of $550 per ounce, this cut-off grade is 0.006 ounces per cubic yard. The economic parameters for this pre-feasibility study should be updated for increased 2007 costs due to higher fuel prices and other expenses. We estimate that average grades of  0.010 opy could be profitable at Chandalar given current gold price (~$670/oz) and using mechanized placer mining methods.

The basic conclusion of Keener’s report is summed up in the following quotes taken from his report: “The presence of high-grade placer gold deposits on Little Squaw Creek is well-established and clearly has the potential to provide a significant gold resource for the Company ...... If proven, these deposits can be brought into production within a relatively short time. Furthermore, additional placer resources that may occur on nearby gold-bearing creeks controlled by the Company will substantially enhance the value of the Chandalar mineral properties.”

Keener recommends in his report a drilling program be conducted in 2007 to define the Company’s placer gold resources with the goal of developing probable and proven reserves on the Little Squaw Creek stream. He also is advising that reconnaissance drilling should commence on Big Squaw Creek to explore for “pay streaks” in the deeper gravels downstream of the old workings. He notes that additional placer exploration targets on the Company’s properties have also been identified and should be drilled in the future.

We paid Keener at total of $5,040 for his services.

2007 Chandalar Exploration Plans

The gold exploration program to be undertaken on our Chandalar property during the 2007 summer field season is still in the formative stages. At this time, the 2006 Annual Chandalar Project report by the Project manager, James C. Barker, has been compiled and written and will be available on our website at www.littlesquawgold.com in approximately May of 2007. Our plans and budgeting, as outlined below, are preliminary and subject to change, and will not be finalized until Mr. Barker’s report and analyses of results of the 2006 exploration  program are evaluated.

We are proceeding with basic arrangements to execute a two-front exploration program at Chandalar during 2007. One front will be the continued exploration of the gold-quartz lodes (or vein or otherwise known as hardrock) deposits with follow-up diamond core drilling scheduled on some of the previously drill tested prospects, as well as some of the undrilled prospects along with extensive trenching on others. A second front involves rotary reverse circulation drilling of the Little Squaw Creek gravels (or alluvium) to establish placer gold reserves that are compliant with SEC Industry Guide 7 criteria. This is being planned in accordance with Jeff Keener’s recommendations in his 2006 report cited above. Our agenda calls for mobilizing two drills to the property before spring break-up in May. Additionally, considerable upgrading of the local infrastructure is being planned, including new roads, extension of the Squaw Lake airstrip and upgrading the exploration base camp.  A medium sized bulldozer and road grader are the major capital items being purchased in support of this operation.

Gold-Quartz Lodes (veins), the first exploration front

Our objectives of the 2007 proposed Chandalar hardrock evaluation program are as follows:

•

To accomplish follow up drilling using large diameter diamond core drilling on the better drill hole gold intercepts encountered on four of the prospects (Little Squaw, Summit, Eneveloe and Ratchet Ridge) drilled in 2006.

•

To acquire drill data on at least two of those four prospects that will enable us to begin calculations of gold resources, if any, that will meet the criteria of SEC Industry Guide 7 for resource reporting.

•

To accomplish initial drilling on two additional prospects, primarily the Pallasgreen and another yet to be selected.

•

To re-focus our exploration efforts on the discovery and evaluation of the more innocuous (non-quartz vein related) manifestations of gold mineralization in the district, such as the disseminated gold mineralization in schists and altered greenstones we discovered during 2006 at the Aurora Gulch and Kelty-Caribou prospects.

•

To successfully complete 4,500 feet of NQ (2.4” diameter) or larger size coring as fourteen holes on the prospects according to Table 11.

•

To carry out a trench excavation program involving 30 trenches for about 4,000 linear feet on at least sixteen prospects, as outlined in Table 12, in order to expose and thoroughly sample bedrock gold mineralization that may become future drilling targets.

Table 11 – 2007 Proposed Drilling Diamond Drilling Program
Prospect	Number Of Drill Holes	Drill Footage
Little Squaw	1	350
Summit	3	1,000
Eneveloe	3	750
Ratchet Ridge	1	300
Pallasgreen	2	600
Mikado	2	900
Optional Locations	2	600
Total	14	4,500

Table 12 – 2007 Proposed Excavator Trenching Program
Prospect	Number Of Trenches	Trenching Footage
Summit	1	150
Eneveloe	3	225
Jupiter	3	500
Rock Glacier	1	150
Aurora Gulch	1	500
Pallasgreen	2	250
McLellan	2	200
Pioneer	1	200
Big Creek Bowl	1	100
Bonanza	1	30
Chandalar	1	150
Chiga	1	150
Kiska	4	525
Jackpot	1	25
Little Squaw	2	225
Uranus	2	100
Optional Locations	3	400
Total	30	3,880

Placer Gold Deposits, the second exploration front

Our basic objectives of the 2007 rotary reverse circulation placer drilling program at Chandalar are:

•

To, first, establish SEC Industry Form 7 compliant reserves in Little Squaw Creek,

•

Second, to set the stage for expanded placer gold resource drilling in adjacent drainages, and

•

Third, to complete the proposed 90 hole 13,000 foot program all according to recommendations of independent placer mining consultant Jeff Keener. (Table 13)

Table 13 – 2007 Placer Gold Rotary RC Drilling Exploration Plan
Exploration Targets	Priority	Planned Number of Drill Lines	Estimated No. of Holes per Drill Line	Planned Number of Holes	Range of Hole Depth (feet)	Estimated Average Hole Depth (feet)	Total Footage (feet)
Little Squaw Bench	High	7	10	70	50 to 175	140	10,000
Spring Creek	Moderate	2	5	10	unknown, no data	150	1,500
Big Squaw Creek	Moderate	2	5	10	unknown, > 100	150	1,500
Total		11		90			13,000

During 2006, independent placer mining consultant Mr. Jeff Keener identified three targets in the vicinity of our exploration camp that may contain significant resources of placer gold: Little Squaw Bench, Spring Creek, and Big Squaw Creek. The most important is the Little Squaw Bench, which has been shown by early day drift-miners to contain high-grade pay gravels concentrated in pre-glacial and post-glacial alluvium, with a rich pay streak running along the alluvium-bedrock contact.  A reconnaissance drilling program by a former lessee in 1997 outlined what they called an inferred resource of 194,000 ounces of placer gold. (We note that this reference is not an SEC Industry Guide 7 compliant resource.) To the west of the Bench lies Spring Creek on which no previous prospecting is known to have occurred, but appears to be an old channel of Big Squaw Creek, possibly pre-dating recent glaciation. The third target is the Big Squaw Creek drainage where early day placer gold hand-mining occurred on its upper parts, but is not known to have been productive on its downstream reaches.

Keener has proposed to make seven lines of 5½-inch diameter rotary reverse circulation drill holes (using a tri-cone instead of a hammer bit) on the Little Squaw Bench. Those proposed drill lines are spaced approximately 500 feet apart with the drill holes on them spaced about 50 feet apart, for a total of 70 holes. We believe it will be necessary to set six-inch casing in the upper parts of many of the holes to prevent water inflow and caving of the hole, adding significantly to the cost of the drill holes. The gravel, or alluvial, depth to bedrock is known to be 46 to 164 feet. The average hole depth on the Little Squaw Bench, including at least 4 feet drilled into bedrock, is estimated to be 140 feet. The drill program goal for the Little Squaw Bench is 10,000 feet. Keener considers the magnitude of this proposed program with its density of drill holes to be sufficient for engineers using the data generated to establish an ore reserve compliant with SEC Industry Guide 7 criteria, should economic placer gold grades be obtained in the drilling.

Keener has also proposed scout drilling for placer gold deposits on Spring Creek and Big Squaw Creek. He recommends making two widely spaced drill lines of five holes each on each of these targets. This scout drilling is intended to expose the subsurface characteristics of the stream channels, investigate their glacial gravels and silt/clay strata for placer gold, and the presence of any potential resource for more detailed exploration. The drill lines on both target areas are spaced 2,000 to 4,000 feet apart and each line’s drill holes are placed 100 to 200 feet apart. The depth to bedrock on both drainages is not known. We know that a former lessee, in 1997, drilled three holes to a maximum depth of 100 feet on Big Squaw Creek, just upstream of the Squaw Lake airstrip, without intercepting bedrock. Keener speculates that bedrock may be found at an average depth of 150 feet in this area. With this estimate, the scout drilling program on Spring Creek and Big Squaw Creek will require 3,000 feet of drilling in 20 holes. This drill density is insufficient to calculate resources under SEC Industry Guide 7 criteria, but its results will give us a basis on which to make decisions about carrying forward with exploratory programs in these drainages.

Drill hole sampling and assaying of placer drill cuttings of gravels requires a meticulous procedure that differs substantially from normal fire and chemical assaying procedures used for rock and drill core samples. In our case, all of the drill cuttings for each 2.5 foot drilled are collected in five gallon buckets. The samples are then transported to a location where their volumes and mass are carefully measured, after which they are concentrated with a small, hydraulic screening/sluicing plant (i.e. Goldsaver or Prospector units). The volume of oversize tails off the screen is measured in a graduated bucket and discarded. The reduced samples are then carefully hand panned to a high-grade concentrate when colors of gold can be counted and their mass estimated. The pan concentrates are then transferred into a labeled ziplock bag for further detailed analysis in a laboratory. In the analysis, measured sample volumes are compared to theoretical volumes based on the drill tooling specifications. A correction factor is then derived for each sample. The recovery factor is used to adjust the gold grade for excessive or deficient amounts of sample material. This factor is also used to judge the integrity of the hole (i.e. collapse or blow-out) and overall recovery performance of the drilling system. The pan concentrates are then double-panned in a controlled environment or laboratory. All visible colors of gold are extracted, dried, counted, and weighed to the nearest milligram. A digital image of the sample is collected and labeled. The sample of gold is then placed in individual sample vials or combined with other samples for the same drill hole. Reject pan concentrates are saved for later amalgamation to test for lost values and to analyze for the heavy mineral suite. Empirical data are entered onto a spreadsheet, where formulas are created to calculate volume recovery, correction for swell and recovery, oregrade, and paygrade. Stratigraphic notes and other data about the drill hole are also entered onto the spreadsheet to create a complete log of the hole.

We are unaware of any independently certified laboratory that performs the type artesian service required of placer gold assaying. We are currently in discussions to contract NordWand Enterprize, Jeff Keener’s privately owned company, to independently perform the drill site sample collection and analyses of the 2007 placer gold drilling program. Security of sample and quality control of the assaying work are to be addressed in the contract.

2007 Chandalar Exploration Budget

Our plans for the 2007 seasonal exploration program on our Chandalar property are not yet completely settled. Accordingly, the budgeting process, although advanced, is ongoing. Nevertheless, some material and equipment procurements are taking place, haulage arrangements to the project site are being made, and various service contracts are being negotiated. The anticipated program builds on the results of our previous two year’s prospecting and geologic work and the results of our 2006 gold-quartz lode drilling campaign, and it adds a substantial new dimension with the placer gold drilling campaign, as recommended by an independent geologic consultant, Jeffery O. Keener.  A more detailed version of the placer program costs is presented on page eight of Keener’s Letter of Recommendation: Chandalar Placers, October 1, 2006. The quantity of proposed drilling in 2007 amounts to 104 holes for 17,500 feet, albeit most of the drill holes are short rotary holes into the placer gravels. The estimated project cost is about $3.0 million, as shown in the table 14.

Table 14 – 2007 Estimated Project Cost
Capital Equipment (Dozer, Road Grader)	474,000
Exploration Camp & Consumables	158,000
Temporary Payroll	455,000
Professional Services (Technical & Legal)	436,000
Transport (Overland, Air Freight & Fuel)	447,000
Contracted Diamond Core Drilling	337,000
Contracted Rotary Reverse Circulation Drilling	408,000
Project Related General Administration & Travel	154,000
Subtotal	2,869,000
Contingencies @ 5%	143,000
Total	3,012,000

During late 2006, we raised sufficient cash to conduct the intended 2007 seasonal exploration program on the Chandalar property. We intend to begin or 2007 program by moving the heavy equipment, supplies and fuel via “cat train” over the winter haul road in late March to the property.  Drilling on the Little Squaw Creek placer deposit should start in late May, with the diamond core drilling and extensive trenching program beginning in mid-July. There can be no assurance that should exploration proceed according our plans, it will lead to the discovery and delineation of either placer gold or lode gold ore reserves that will conform to the criteria specified in SEC Industry Guide 7.

The drilling program planned for 2007 is intended to provide us with sufficient data from which some resources may be calculated for both the placer and lode targets that are complaint with SEC Industry Guide 7 criteria. Following appraisal of those results, decisions that may lead to intensified drilling on selected high-priority lode prospect sites as well as initiating preliminary engineering and mining feasibility studies on the placer deposit during 2008 will be made. We have sufficient funds to undertake the proposed exploration and drilling program in 2007. Additionally, we have sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  We may not have sufficient funds to continue development of the Chandalar property beyond 2008, and may have to rely on further sales of our securities to finance the Company’s operations. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2007, we filed a civil complaint in the Superior Court for the State of Alaska, Fourth Judicial District, at Fairbanks (Case No. 4FA-07-1131 Civil) against defendant Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, alleging breach of contract, breach of fiduciary  duty, trespass, and conversion of gold, information and personal property, and seeking quiet title, ejectment, return of property, and damages, all in relation to a dispute over claims on our Chandalar property. The complaint involves several state mining claims owned by us, covering approximately 200 acres in the Chandalar Mining District of Alaska, hereinafter referred to as the Contested Mining Claims, such Contested Mining Claims consisting of less than 1% of our current total claims at Chandalar.

On October 1, 1989, we entered into a ten-year lease with Gold Dust Mines, Inc. (“Gold Dust Mines”), for certain of our placer mining properties, including some of the Contested Mining Claims.  The lease permitted Gold Dust Mines to use the properties for gold placer mining purposes and to stake claims in the name of Little Squaw in exchange for lease and royalty payments.  Pursuant to the lease, Gold Dust Mines conducted activities from 1990 into 2003 on the leased placer mining properties.  In 1996, pursuant to notice from Gold Dust Mines that it was abandoning placer mining operations on certain properties, the lease was amended to limit Gold Dust Mines’ lease to properties along Big Creek and St. Mary’s Creek.

We allege that from 1999 through 2002, Gold Dust Mines failed to make its annual lease payments and annual mining claim rental fees to us. As a result, we allege that we were forced to abandon many of our state mining claims, because we did not have enough cash on hand to pay the required rental payment to the State of Alaska.  Subsequently, Gold Dust Mines re-staked some of the traditional state mining claims that had been abandoned by us, including over-staking some portions of the Contested Mining Claims.  We allege that Gold Dust Mines failed to terminate its agency relationship with us before undertaking the re-staking activities and therefore such activities should have been done in the name of Little Squaw pursuant to the lease agreement.  Further, we allege that some of the re-staked lands were not available for location because we had previously recorded state claims in that area.  Therefore, we allege that these re-stake claims were improper, illegal, and wrongfully made.

We allege that Gold Dust Mines has no interest in those areas of the Contested Mining Claims that Gold Dust improperly, illegally, and wrongfully overstaked.  We seek to quiet the title to the Contested Mining Claims and to eject Gold Dust Mines from the Contested Mining Claims.  Additionally, we seek compensatory and exemplary damages for Gold Dust Mines’ trespass on the Contested Mining Claims, conversion of gold, conversion of information, conversion of personal property, breach of the amended lease agreement, and breach of fiduciary duty arising from the agency relationship created by the amended lease agreement.

Except for the foregoing, neither we nor any of our property are currently subject to any material legal proceedings or other regulatory or governmental proceedings.  We are not aware of any proceeding that a governmental authority is contemplating relating to us or our properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”

Our Common stock is traded on the NASD OTC Bulletin Board under the symbol “LITS”.  The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2005 and 2006.

Fiscal Year

High Bid

Low Bid

2005

First Quarter

$0.50

$0.34

Second Quarter

$0.45

$0.30

Third Quarter

$0.33

$0.23

Fourth Quarter

$0.35

$0.21

2006

First Quarter

$0.80

$0.25

Second Quarter

$1.37

$0.65

Third Quarter

$1.70

$1.10

Fourth Quarter

$1.60

$1.15

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2006 there were 3,230 shareholders of record of our common stock and approximately 1,006 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During 2006, we issued 125,000 shares and 200,000 options to purchase shares of our Company’s common stock under our Restated 2003 Share Incentive Plan. Subsequent to 2006 issues, at December 31, 2006, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	415,000	$0.38	310,000
Equity compensation plans not approved by security holders	0	0	0
Total	415,000	$0.38	310,000

Repurchase of Securities

During 2006, neither the Company nor any of its affiliates repurchased common shares of the Company register under Section R of the Exchange Act.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Exploration Activities in 2005 and 2006

In the two years prior to 2006, we focused on advancing exploration of the Chandalar property through surface prospecting and geologic mapping and sampling methods.  No drilling or underground exploration work was involved.  In 2004, Pacific Rim Geological Consulting Inc. of Fairbanks, Alaska completed a comprehensive independent technical report on the Chandalar property.  Pacific Rim reviewed all of Little Squaw’s extensive data on the Chandalar property that the Company has built up over the years, which includes data from various operators dating back to the early 1900’s. They concluded the gold mineralization is of the mesothermal type, and the property has multimillion ounce gold discovery potential.  Pacific Rim recommended additional exploration, some of which was completed in two phases during the 2004 summer field season by an independent certified professional geologist, James C. Barker, under contract to us.  Mr. Barker was one of the two co-authors of the Pacific Rim report.  The summer field program was augmented by a structural geology study of the Chandalar district using existing high altitude aerial photography. BlueMap Geomatics identified numerous pronounced linears that it interpreted to represent deep-seated faults. Interested parties may obtain a copy of this report from us by written request. A detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004.”  This work has been useful in defining targets for future exploration.

Mr. Barker recommended that initial exploration of the Chandalar property be conducted in two staged phases as follows:

•

PHASE I would be geological investigations primarily to pin-point proposed drill sites throughout the district.  This work would consist of various exploration activities, including the use of targeted soil sampling grids and ground and aerial geophysics.

•

PHASE II would be a reverse circulation drill program of 5,000 feet or more.

We were unable to obtain the financing required to undertake the planned 2005 exploration program due to unfavorable stock market conditions for the mining sector in early 2005.  Instead, we undertook a modest surface exploration of the Chandalar property during the month of July 2005. Mr. Barker was again retained to carry out a surface exploration program during the 2005 summer field season. A small field crew concentrated work on ten of the gold quartz vein prospects, where geologic maps were produced of each and 189 rock, soil and stream sediment samples were taken for analysis. This program was completed at a cost of approximately $58,000.  A detailed technical description of the activity and results are contained in a January 2, 2006 report by Mr. Barker titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005”.

We also retained the services of a licensed consulting geologist, Melvin Klohn, during the 2005 field season to review its extensive Chandalar property data and make a comprehensive week-long visit to site. Mr. Klohn examined most of the significant gold prospects on the property and said that he found the gold bearing quartz veins to be very similar to the important category of gold deposits often called “lode gold” or greenstone gold, which are major contributors to world gold production.  He noted the district’s prospects are aligned along a series of sub-parallel structural belts in a structural pattern similar to that of the famous Red Lake district in Ontario, Canada.  He concluded that the Chandalar property presents a unique and appealing gold exploration opportunity.

Results of the 2006 Summer Exploration Season

The 2006 seasonal exploration program for our Chandalar property built on the 2005 foundational work, and was very similar to the combination of Phase I and Phase II recommended by our geologic consultant, James C. Barker, in his 2004 report.   A detailed version of the program costs is presented on pages 81 to 85 of Mr. Barker’s January 2, 2006 report titled “Chandalar Mining District, A Report of Findings and Recommendations, 2005”.  The quantity of proposed drilling in Phase II was increased from 5,000 feet or more to 10,000 feet or more, and the project's projected cost became approximately $1.7 million dollars.

During late 2005 and early 2006, we raised sufficient cash to conduct the intended 2006 seasonal exploration program on the Chandalar property. We began our 2006 field exploration program during the second quarter of 2006 and completed it in late 2006.  There can be no assurance that should exploration proceed according to the recommended program, it will lead to the discovery and delineation of ore reserves that will conform to the criteria specified in SEC Industry Guide 7.

The drilling program planned for 2006 was intended to provide an initial test of the ten identified targets, and, following appraisal of the results, was expected to lead to intensified drilling selected high-priority sites in 2007. The contractor’s drill was flown to the site on July 22, 2006, and the planned drilling began.  Truck and aircraft shipping delays caused approximately a week’s setback in getting the drill to the project. Start-up operations were faced with unseasonably poor weather conditions, including spring blizzards, late snow melt, and then continual rains, which caused water-related ground stability problems.  A section of the main road necessary for drilling access was blocked by an extensive mud slide, requiring our people to build a detour route.   On July 30th, a mechanical failure on the drill rig halted drilling for five days.  All together, these delays have significantly impacted the drilling program schedule.  All of the intended objectives of the drilling program were not met prior to the onset of winter, which occurred in mid-September, when the seasonal field operation ended. We revised our drilling operations to make up for lost drill time, including reprioritization of drilling sites and drilling shorter holes on fewer drill targets.

In addition to drilling selected targets, our consultants completed a 1:20,000 scale geological map covering over 50 square miles, which represents most of the Chandalar mining district, including areas not controlled by us. Also our project manager and geologist, Jim Barker, directed our survey crews in conducting detailed geological mapping as well as sampling of eighteen different gold quartz vein prospects.  This work, which focused on proving-up the continuity of quartz veins, indicated that many of the thirty-five previously reported individual gold quartz vein prospects are linked, forming sets comprising nine separate vein systems, and identified new gold prospects.

The body of work completed in 2006 forms the basis upon which 2007 exploration plans are being made, as described in the Business Description section of this report.

2007 Chandalar Exploration Plans

The gold exploration program to be undertaken on our Chandalar property during the 2007 summer field season is still in the formative stages. At this time, the 2006 Annual Chandalar Project report by the Project manager, James C. Barker, has been compiled and written and will be available on our website at www.littlesquawgold.com in approximately May of 2007. Our plans and budgeting, as outlined below, are preliminary and subject to change, and will not be finalized until Mr. Barker’s report and analyses of results of the 2006 exploration  program are evaluated.

We are proceeding with basic arrangements to execute a two-front exploration program at Chandalar during 2007. One front will be the continued exploration of the gold-quartz lodes (or vein or otherwise known as hardrock) deposits with follow-up diamond core drilling scheduled on some of the previously drill tested prospects, as well as some of the undrilled prospects along with extensive trenching on others. A second front involves rotary reverse circulation drilling of the Little Squaw Creek gravels (or alluvium) to establish placer gold reserves that are compliant with SEC Industry Guide 7 criteria. This is being planned in accordance with Jeff Keener’s recommendations in his 2006 report cited above. Our agenda calls for mobilizing two drills to the property before spring break-up in May. Additionally, considerable upgrading of the local infrastructure is being planned, including new roads, extension of the Squaw Lake airstrip and upgrading the exploration base camp.  A medium sized bulldozer (Cat D-6R) and road grader (Cat 140) are the major capital items being purchased in support of this operation.

Gold-Quartz Lodes (veins), the first exploration front

Our objectives of the 2007 proposed Chandalar hardrock evaluation program are as follows:

•

To accomplish follow up with large diameter diamond core drilling the better drill hole gold intercepts encountered on four of the prospects (Little Squaw, Summit, Eneveloe and Ratchet Ridge) drilled in 2006.

•

To acquire drill data on at least two of those four prospects that will enable us to begin calculations of gold resources, if any, that will meet the criteria of SEC Industry Guide 7 for resource reporting.

•

To accomplish initial drilling on two additional prospects, primarily the Pallasgreen and another yet to be selected.

•

To re-focus our exploration efforts on the discovery and evaluation of the more innocuous (non-quartz vein related) manifestations of gold mineralization in the district, such as the disseminated gold mineralization in schists and altered greenstones we discovered during 2006 at the Aurora Gulch and Kelty-Caribou prospects.

•

To successfully complete 4,500 feet of NQ (2.4” diameter) or larger size coring as fourteen holes on the prospects.

•

To carry out a trench excavation program involving 30 trenches for about 4,000 feet linear feet on at least sixteen prospects in order to expose and thoroughly sample bedrock gold mineralization that may become future drilling targets.

Placer Gold Deposits, the second exploration front

Our basic objectives of the 2007 rotary reverse circulation placer drilling program at Chandalar are:

•

To, first, establish SEC Industry Form 7 compliant reserves in Little Squaw Creek,

•

Second, to set the stage for expanded placer gold resource drilling in adjacent drainages, and

•

Third, to complete the proposed 90 hole 13,000 foot program all according to recommendations of independent placer mining consultant Jeff Keener.

Our plans for the 2007 seasonal exploration program on our Chandalar property are not yet completely settled. Accordingly, the budgeting process, although advanced, is ongoing. Nevertheless, some material and equipment procurements are taking place, haulage arrangements to the project site are being made, and various service contracts are being negotiated. The anticipated program builds on the results of our previous two year’s prospecting and geologic work and our 2006 gold-quartz lode drilling, and it adds a substantial new dimension with the placer gold drilling campaign, as recommended by an independent geologic consultant, Jeffery O. Keener.  A more detailed version of the placer program costs is presented on page eight of Keener’s Letter of Recommendation: Chandalar Placers, October 1, 2006. The quantity of proposed drilling in 2007 amounts to 104 holes for 17,500 feet, albeit most of the drill holes are short rotary holes into the placer gravels. The estimated project cost, including capital equipment purchases and indirect overhead, is about $3.0 million, an increase of an estimated 63% over 2006 project costs.

Broken Hills West – 2006 Activities and 2007 Exploration Plans

Effective September 14, 2006, we entered into a 40-year Mining Lease on this property located in Mineral County, Nevada. The terms of the Mining Lease give us the right to terminate it at any time subject to due notice, and calls for us to make annual lease payments of $12,500 for the next five years, increasing to $17,500 annually thereafter. We have the option to purchase the mineral rights for $220,000 at any time, subject to a 2.5% net Smelter Return Royalty to be retained by the owners. We also have the right to buy down the NSR to 1% by paying the owner a sum of between $1.5 million and $5 million depending on the price of gold, determined at the time of the buy down.

The Mining Lease and the federal lode claims are in good standing. We reimbursed the Trust $2,750 for payments it made to the federal government on August 31st, 2006 to meet the U.S. Bureau of Land Management Annual Maintenance Claim Fee of $125 per claim, and an additional $353 to the Mineral county recorder for recording fees. We will be obligated to make similar payments to the government on August 31, 2007 should our Mining Lease still be effective, and for all years thereafter so long as the Mining lease is effective. Additionally, we made the first year’s lease payment of $12,400 to the Trust on September 14, 2006, and will be obligated to make another $12,500 payment on September 14, 2007, should our mining Lease still be in effect. We spent a total of approximately $36,000 on the Broken Hills West property during 2006, including the Mining lease payment.

The Broken Hills West mining claims were acquired on the recommendations of two independent consulting geologists retained by us. The work we completed in 2006 effectively defines an exploration drilling target for high-grade gold at depth within the silica vein system where it may join into a root zone along or within the major fault.

We have plans to continue our exploration of the Broken Hills West property during 2007. Our schedule of exploration first calls for completing a soil geochemical survey, then an Induced Potential geophysical survey followed by several carefully placed angle drill holes targeting the large gold anomalous structural zone. The 2007 exploration budget for our Broken Hills West, Nevada property is $305,000.

Liquidity and Capital Resources

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties.  Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

During the second half of 2005 and the first quarter of 2006, we were successful in obtaining approximately $4 million in financing for operations through 2006.  In December of 2006, we were successful in obtaining approximately $3 million in financing for operations through 2007.  In January and February of 2007, the exercise price of the Class B Warrants increased from $0.35 to $0.50 per share.  As a result, subsequent to the close of 2006, we have received $1,198,818 cash proceeds from exercises of 3,425,194 Class B warrants as holders exercised their warrants prior to the increase in exercise price.  Additionally, we received $27,000 cash proceeds from exercises of 90,000 Class A warrants subsequent to the close of 2006. Our common stock is currently trading above the price threshold that would permit us, at our option, to call both the Class A warrants and the Class B warrants to generate additional cash to us of as much as $873,000 from 2,910,000 Class A warrants and $1,135,903 from 2,271,806 Class B warrants.   Management is currently evaluating the anticipated benefits, consequences and timing of exercising its call options.

On December 31, 2006, we had total assets of $4,933,420 and total liabilities of $1,174,113.  This compares to total assets of $1,361,630 and total liabilities of $775,930 on December 31, 2005. Significant increases in assets in 2006 were due to cash received for private placements and equipment purchased during the period.  When compared to 2005, liabilities increased for 2006 due to increases in current liabilities attributable to additional accounts payable resulting from increased spending at yearend, unpaid commissions related to a private placement which closed near the end of 2006 and an increase in the carrying value of the Convertible Debenture due to amortization of the beneficial conversion feature.

As of December 31, 2006, our assets consisted of $4,086,897 of cash and cash equivalents, $44,226 of prepaid expenses, $345,235 of equipment, net of depreciation, $332,854 of mining and mineral properties, $83,057 of unamortized deferred finance costs and $41,151 of other assets, represented by gold specimens from the Chandalar property purchased from a previous owner.  As of December 31, 2006, our liabilities consisted of $824,098 of convertible debenture, $180,720 in commissions payable, $20,564 in accrued liabilities, $5,096 accrued interest payable, $50,000 for accrued remediation costs and $71,574 in outstanding accounts payable.  The Convertible Debenture has a face amount of $1,000,000 and is reflected on our financial statements of our net of an unamortized discount of $87,951 for the fair value of the debenture’s beneficial conversion feature, and an unamortized discount of $87,951 for the fair value of the detached warrant.

As of December 31, 2006, we had current assets of $4,131,123, including cash and cash equivalents of $4,086,897; current liabilities of $300,015; and working capital of $3,831,108.  This compares to current assets of $904,494, including cash and cash equivalents of $891,380; current liabilities of $16,384; and working capital of $888,110.  The increases in balances for 2006 reflect the results of successful private placements for cash in January and February and again in December of 2006, an associated commission liability for the December placement, an increase in accounts payable for increased spending at the end of 2006 compared to 2005, and an increase in capital lease payable resulting from the purchase of a piece of equipment under a capital lease.

Net loss for 2006 was $2,004,404 compared to a net loss of $386,249 for the year ended December 31, 2005.  The increase in net loss for 2006 was due to significant increases in exploration expense and nearly all categories of spending as we implemented a significant exploration program for the first time in 2006.  Additionally, interest expense increased due to interest on the Convertible Debenture which closed in November of 2005, and also interest charges related to the amortization of the beneficial conversion feature and warrants associated with the Convertible Debenture.  This interest expense was somewhat offset by increased interest income on our increased cash balances.

Our principal source of liquidity during 2006 and 2005 has been through debt and equity financing.  Financing activities provided cash of $4,986,074 and $1,216,875 during the years ended December 31, 2006 and 2005, respectively.  We used cash in operating activities of $1,408,589 and $358,350 during the years ended December 31, 2006 and 2005, respectively, due to increased spending in exploration and nearly all categories of spending as we implemented a significant exploration program for the first time in 2006. We used cash of $381,968 in investing activities to purchase equipment and stake additional claims at our Chandalar property.  Additionally, we acquired an additional $23,053 of equipment through a capital lease during the year ended December 31, 2006.

Exploration costs for calendar 2006, including acquisitions of capital equipment, direct exploration costs, professional services and management overhead to support the exploration program, totaled approximately $1.843 million compared to earlier estimates of $1.736 million for the total of these costs, an increase of approximately $107,000, or approximately 6% of planned spending.  As a result of delays and mechanical failures, drilling fell short of plan by approximately 2,200 feet, or approximately 22% of the planned 10,000 feet, and contributed additional drilling support costs. The costs for drilling support and other field expenses were higher than expected, and more than offset the reduction of direct drilling expenses, which are incurred on a per-foot basis, due to the non-achievement of our goal in number of feet drilled during the 2006 field season.  The cost data collected during the 2006 field season have assisted us in making estimates of costs for the 2007 field season.

To meet the funding requirements of future property acquisitions and exploration activities at the its properties at Chandalar and Broken Hills West, we were successful in 2006 in raising investment funds through private placements of Company securities as described below. In 2007 and beyond, we intend to continue to explore financing opportunities, including issuing equity or debt. With the success of our private placement in December of 2006 and warrant exercises in early 2007, we believe we have sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  However, without additional financing during 2007, we may not have sufficient funds to fund the 2008 drilling and other exploration activities on our properties in Alaska and Nevada. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

Private Placement Offerings

Placement Agent Agreement

On October 13, 2006, we entered into a Placement Agent Agreement with Strata Partners, LLC, a U.S. registered broker dealer.  Under the terms of a Placement Agent Agreement, we agreed to pay Strata Partners, LLC, as agent, a selling agent compensation fee in an amount equal to four and one half percent (4.5%), as applicable, for sales effected by the agent and a lead agent fee in an amount equal to one and one half percent (1.5%) of the aggregate gross proceeds of any placement during the term of the agreement.  The agent also will receive an option, as lead agent, to purchase Units equal to one and one half percent (1.5%) of the total number of Units sold by us in the placement and an option as selling agent to purchase additional Units equal to three and one half percent (3.5%) of the total number of Units, as applicable, for sales effected by the agent.  The terms, conditions and exercise price of the options to be issued to the agent shall be economically equivalent to the terms, conditions and exercise price of the Units issued by us in a placement.  We also agreed to grant the agent the same registration rights granted to investors in a placement, if any, and reimburse the agent for all expenses incurred by it in the performance of the agent’s obligations, including but not limited to the fees and expenses of our counsel and accountants and the cost of qualifying the placement, and the sale of the securities, in various states or obtaining an exemption from state registration requirements.  We will reimburse the agent for actual expenses, including but not limited to accounting, legal and professional fees, incurred by the agent in connection with the Placement, not to exceed one-half percent (0.5%) of the gross offering proceeds.  We agreed that the agent would serve as exclusive placement agent until January 11, 2006.  In connection with the Placement Agent Agreement we paid Strata Partners and selling agents at total of $180,720 in commissions, reduced by $30,000 in finder’s fee paid to an unrelated individual, resulting in $150,720 paid to Strata Partners.

Private Placements

On December 27, 2006, we closed a private placement of 3,012,002 Units, at a price of $1.00 per Unit, each Unit consisting of one share of the registrant’s common stock, par value $0.10, and one half of one (1/2) share purchase warrant.  Each whole warrant is exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share during the two-year period commencing on the Closing Date.  The registrant received gross proceeds of $3,012,002 in connection with the private placement.  The registrant granted registration rights to the investors.  The offering of units was conducted by us in a private placement to non-U.S. persons outside the United States in off shore transactions pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended, and in the United States solely to accredited investors pursuant to an exemption from registration available under Rule 506 of Regulation D of the Securities Act.  Strata Partners, LLC, a registered broker dealer, acted as the lead placement agent in syndication (the “Syndication”) with Olympus Securities, LLC in connection with the private placement. The Syndication received a cash fee of 6% of the gross proceeds and an option to purchase Units equal to 5% (the “Purchase Option”) of the number of Units sold for one-year, purchasable on the same terms as the Units issued to investors. Strata Securities, LLC received a cash fee of 5.81% and Olympus Securities, LLC received a cash fee of 0.19% of the gross proceeds.  Additionally, the Syndication received an Agent Option to purchase, within one year of closing, up to 5% of the units sold in the private placement.  The 5% Agent Option is exercisable at $1.00 per unit, each unit identical in composition in stock and Class C Warrant as the units sold in the placement.  Of the 5% Agent Option, Strata Securities LLC received 4.88% and Olympus Securities, LLC received 0.12%.

On September 11, 2006, we issued to Ken Eickerman, a director of the Company, 25,000 shares of common stock as a result of exercise of 25,000 stock options, resulting in $5,500 proceeds received by the Company.

On June 20, 2006, we issued to Ken Eickerman, a director of the Company, 25,000 shares of common stock as a result of exercise of 25,000 stock options, resulting in $5,500 proceeds received by us.

On May 25, 2006, we issued 100,000 shares of common stock as a result of exercise of 100,000 warrants at $0.30 per common share, resulting in $30,000 proceeds received by us.

On May 22, 2006, we issued 200,000 shares of common stock to Wilbur G. Hallauer as a result of exercise of 200,000 warrants at $0.30 per common share, resulting in $60,000 proceeds received by us.

On February 24, 2006, we closed the second tranche of an additional 5,600,000 Units, at a price of $0.25 per Unit for gross proceeds of $1,400,000.  This second closing brings the total gross proceeds received to $2,373,750 and the total Units sold to 9,495,000, including an oversubscription of 1,495,000 Units which had been approved by our Board of Directors on February 13, 2006.  Each Unit consisted of one share of our common stock and one half of one (1/2) Class B Warrant.  The Units of this second closing are identical to those of the first closing on January 31, 2006. In connection with this portion of the placement, we paid an Agent’s commission of 10% of the gross proceeds and issued the agent 560,000 Class B Warrants, bringing the total number of Class B Warrants issued to the Agent for both tranches to 945,500.

On November 7, 2005, our Board of Directors approved an equity financing of up to $2,000,000 of our securities at a price equal to or greater than the terms of the November 21, 2005 Convertible Debenture.  On January

31, 2006, we closed the first tranche of 3,895,000 Units, at a price of $0.25 per Unit for gross proceeds of $973,750.  Each Unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grant us, at our option, the ability to force conversion of each whole Warrant if the market price of our common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, we paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

Convertible Debenture

On November 21, 2005, we closed a private placement, issuing a 6% Convertible Debenture in the principal amount of $1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  Cash proceeds to us, net of cash fees to the placement agent was $900,000. The Debenture is convertible into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments, and the Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of $0.30 per share until November 21, 2008.  Both the Convertible Debenture and Warrant are transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common stock is sustained at or above $0.50 per share for five (5) consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common shares is sustained at or above $0.75 per share for five consecutive trading days.

On June 1, 2006, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $31,397 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 28,286 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 24, 2006.  On that date Little Squaw’s common stock closed at $1.11 per share.

On December 1, 2006, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $30,082 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 20,464 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was November 24, 2006.  On that date Little Squaw’s common stock closed at $1.47 per share.

In connection with the placement, we issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of $0.30 until November 21, 2008.  This Class A Warrant includes the same mandatory conversion provision as the warrant issued to the debenture holder.  The fair value of this warrant was estimated using the Black-Scholes option pricing model.  The warrant with a fair value of $30,000 is included in deferred financing costs, bringing the total to $130,000 with the cash fee paid to the agent as described above.  The deferred financing costs are being amortized over the life of the convertible debenture, which resulted in amortization of $43,332 and $3,611 to interest expense being recorded in 2006 and 2005, respectively.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, we were required allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature.  In accordance with EIFT No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we recorded a discount in the amount of $150,000. This discount is being amortized over the life of the convertible debenture, which resulted in accretion of $57,276 and $4,773 to the convertible debenture being recorded in 2006 and 2005, respectively.

Also, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the 6% Convertible Debenture were accounting for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase

Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the 6% Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 are presented as a component of additional paid-in capital in shareholder’s equity.  This discount is being amortized over the life of the Convertible Debenture, which resulted in amortization of $57,276 and $4,773 to interest expense being recorded in 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

With the exception of management consulting contracts and the Convertible Debenture described above, we had no material contractual obligations as of December 31, 2006.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

Estimates of the recoverability of the carrying value of our mining and mineral property assets.  Our estimate of carrying value is based partially on the valuation opinion of a qualified independent third party.  However, if future results vary materially from the assumptions and estimates used by us and this third party, we may be required to recognize an impairment in the assets’ carrying value.

•

Expenses and disclosures associated with accounting for stock-based compensation.  As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  We have chosen to use the modified prospective transition method under SFAS 123(R).  We used the Black-Scholes option pricing model to estimate the fair market value of stock options issued under our stock-based compensation plan, which determines the recognition of associated compensation expense.  This valuation model requires the use of judgment in applying assumptions of risk-free interest rate, stock price volatility and the expected life of the options.  While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in this valuation could have a material effect upon the reported operating results.

•

Estimates of our environmental liabilities. Our potential obligations in environmental remediations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

•

Accounting for Convertible Securities. We used the Black-Scholes option pricing model and other valuation considerations to estimate the fair market value of the detachable warrant and beneficial conversion feature of a convertible debenture.  We used APB-14, EITF No. 98-5, EITF No. 00-27 and other guidance to allocate value to the individual components of this convertible security. The associated discounts to the fair value of the convertible debenture form the basis for amortization and accretion over future periods.  While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuation or future results, could have a material effect upon the allocation of fair value of the components of the convertible securities, together with the reported operating results as discounts are recognized as interest expense over the life of the securities.

Significant Equipment Purchases and Requirements

In the first quarter of 2007, we have paid approximately $680,000 in cash for capital equipment to support the 2007 summer exploration season. The main capital items are a D6R Caterpillar dozer, a Caterpillar road grader and two tracked vehicles. These additional assets will improve our ability to handle heavy drill apparatus and large drill samples, to maintain the roads and airstrips on the property and to operate more effectively in the inclement weather that is common to the area at Chandalar.  In addition, we have negotiated contracts with drilling companies to perform drilling services using equipment owned by those drilling companies.  All heavy equipment, except one of two drills, is being moved overland to the site in March 2007. The second drill is scheduled to be flown to the site in July of 2007.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Little Squaw Gold Mining Company

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 6 to the financial statements, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (Revised); “Share Based Payment,” as of January 1, 2006

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

January 26, 2007

Spokane, Washington

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

December 31, 2006 and 2005

2006

2005

ASSETS

Current assets:

Cash and cash equivalents

$

4,086,897

$

891,380

Interest receivable

-

2,386

Prepaid expenses

         44,226

         10,728

Total current assets

    4,131,123

       904,494

Plant, equipment, and mining claims:

Equipment, net of depreciation

345,235

3,595

Mining and mineral properties

       332,854

       321,041

Total plant, equipment and mining claims

       678,089

       324,636

Other assets:

Deferred financing costs

83,057

126,389

Other assets

         41,151

           6,111

Total other assets

       124,208

       132,500

Total assets

$

  4,933,420

$

  1,361,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

71,574

$

9,809

Accrued commissions payable

180,720

-

Accrued liabilities - other

20,564

-

Accrued interest payable

           5,096

           6,575

Capital lease payable – due within one year

         22,061

-

Total current liabilities

       300,015

        16,384

Long-term liabilities:

Accrued remediation costs

50,000

50,000

Convertible debenture, net of discounts

       824,098

       709,546

   Total long-term liabilities

       874,098

       759,546

Total liabilities

    1,174,113

       775,930

Stockholders' equity:

Preferred stock; no par value, 10,000,000

shares authorized;  no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000 shares authorized;

29,864,172 and 16,833,420 issued and outstanding, respectively

2,986,417

1,683,342

Additional paid-in capital

5,172,644

1,297,708

Deficit accumulated during the exploration stage

  (4,399,754)

  (2,395,350)

Total stockholders’ equity

    3,759,307

       585,700

Total liabilities and stockholders' equity

$

  4,933,420

$

  1,361,630

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

December 31,

Through

2006

2005

December 31, 2006

Revenue:

Royalties, net

$

-

$

-

$

398,752

Lease and rental

-

-

99,330

Gold sales and other

                     -

                    -

            31,441

                     -

                     -

          529,523

Expenses:

Exploration expense

1,152,256

65,477

1,217,733

Management fees and salaries

172,725

66,900

1,191,682

Professional services

125,251

137,679

941,507

Other general and administrative expense

243,477

66,095

522,471

Office supplies and other expense

13,315

4,153

257,336

Directors' fees – cash

27,800

13,500

124,275

Directors' fees – share based

44,250

-

187,450

Mineral property maintenance

23,462

7,638

44,017

Depreciation

51,568

846

57,662

Reclamation and miscellaneous

-

-

115,102

Loss on partnership venture

-

-

53,402

Equipment repairs

-

-

25,170

Other costs of operations

                     -

                     -

              8,030

       1,854,104

          362,288

       4,745,837

Other (income) expense:

Interest income

(69,092)

(3,325)

(99,539)

Interest expense

          219,392

            27,286

          282,979

Total other (income) expense

          150,300

23,961

          183,440

Net loss

$

     2,004,404

$

        386,249

$

     4,399,754

Net loss per common share – basic

$              0.08

$              0.02

$              0.63

Weighted average common

shares outstanding-basic

     25,508,227

    15,858,637

        7,037,133

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2006

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

From Inception (March 26, 1959) Through December 31, 2006

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

From Inception (March 26, 1959) Through December 31, 20065

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

From Inception (March 26, 1959) Through December 31, 2006

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

From Inception (March 26, 1959) Through December 31, 2006

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

From Inception (March 26, 1959) Through December 31, 2006

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

From Inception (March 26, 1959) Through December 31, 2006

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

$

0

$

585,700

2006

Issuance of shares and warrants

by private placement, net

X

3,895,000

389,500

466,244

855,744

Issuance of shares and warrants

by private placement, net

X

5,600,000

560,000

670,337

1,230,337

Issuance of shares

Professional services

Intrinsic value

25,000

2,500

10,000

12,500

Issuance of shares

Corporate management exp

Intrinsic value

25,000

2,500

7,500

10,000

Issuance of shares

Investor expense

Intrinsic value

25,000

2,500

13,250

15,750

Issuance of shares

Director’s fees

Intrinsic value

50,000

5,000

27,500

32,500

SFAS 123R stock option expense

Compensation expense

Fair value of shares issued

58,715

58,715

Issuance of shares

Interest expense

Intrinsic value

48,750

4,875

56,605

61,480

Issuance of shares through

warrant exercise

X

300,000

30,000

60,000

90,000

Issuance of shares through

option exercise

X

50,000

5,000

6,000

11,000

Issuance of shares and warrants

by private placement, net

X

3,012,002

301,200

2,498,785

2,799,985

Net loss

     (2,004,404)

    (2,004,404)

Balance, December 31, 2006

  29,864,172

$

     2,986,417

$

     5,172,644

$

   (4,399,754)

$

                  0

$

    3,759,307

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2006

2005

2006

Cash flows from operating activities:

Net loss

$

(2,004,404)

$

(386,249)

$

(4,399,754)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

51,568

846

58,155

Common stock, warrants, and options

issued for salaries and fees

70,750

45,306

502,650

Common stock issued for interest

61,480

0

61,480

Compensation expense recognized

for stock option grants

58,715

-

58,715

Amortization of discount on convertible

debenture for value of warrant

57,276

4,773

62,049

Amortization of discount on convertible

debenture for beneficial conversion feature

57,276

4,773

62,049

Amortization of deferred financing costs

43,332

3,611

46,943

Change in:

Accrued interest receivable

2,386

(2,386)

-

Prepaid expenses

(33,498)

(4,530)

(44,226)

Other assets

(35,040)

(3,086)

(41,151)

Accounts payable, other

82,329

4,789

92,137

Accounts payable, related party

-

(32,772)

20,000

Accrued interest payable

(1,479)

6,575

5,096

Accrued compensation, related party

-

-

255,450

Accrued commissions payable and other

180,720

-

200,043

Convertible success award, Walters LITS

-

-

88,750

Accrued remediation costs

                     -

                     -

            50,000

Net cash used by operating activities

      (1,408,589)

        (358,350)

      (2,921,614)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional and exploratory costs

-

-

626,942

Proceeds from the sale of equipment

-

-

60,000

Purchases of property, plant, equipment, and

unrecovered promotional and exploratory costs

(370,155)

-

(419,456)

Additions to mining and mineral properties

          (11,813)

                     -

         (332,854)

Net cash used by investing activities

         (381,968)

                     0

           (65,368)

Cash flows from financing activities:

Proceeds from related party debt

-

100,000

100,000

Payments on related party debt

-

(100,000)

(100,000)

Proceeds from issuing convertible debenture

-

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

-

150,000

150,000

Payment of financing costs from cash proceeds of

convertible debenture

-

(100,000)

(100,000)

Proceeds from issuance of stock in connection

with exercise of options and warrants

101,000

-

101,000

Proceeds from issuance of common stock, net of

offering costs

4,886,066

316,875

6,082,045

Payments on capital lease payable

(992)

-

(992)

Acquisitions of treasury stock

            (8,174)

Net cash provided by financing activities

       4,986,074

       1,216,875

       7,073,879

Net increase in cash and cash equivalents

3,195,517

858,525

4,086,897

Cash and cash equivalents, beginning of year

          891,380

            32,855

                     0

Cash and cash equivalents, end of year

$

     4,086,897

$

        891,380

$

     4,086,897

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Mining claims purchased - common stock

$

                   -

$

                   -

$

          35,000

Additions to property, plant and equipment

Acquired through capital lease

$

          23,053

$

                   -

$

          23,053

Related party liability

converted to common stock

$

                   -

$

                   -

$

        301,086

Issuance of warrants for deferred financing

costs of convertible debenture

$

                   -

$

           30,000

$

          30,000

Cash paid for interest

$             1,597

$

            7,555

$

          45,453

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Little Squaw Gold Mining Company (“Company”), was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company’s common stock trades on the NASD OTCBB exchange under the ticker symbol LITS.

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. During the two years prior to 2006, the Company focused on advancing exploration of the Chandalar property through surface prospecting and geologic mapping and sampling methods. In 2006, the Company began drilling exploration work, with additional significant drilling and underground exploration work planned in 2007 and beyond.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.  At December 31, 2006 and 2005, the Company’s cash deposits, held in bank certificates of deposit and money market accounts, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2005, included in Cash and cash equivalents was $800,000 of certificates of deposits.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or shares of the Company’s common stock issued.  The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.  All such assets are fully depreciated.  A small amount of office equipment is located at Company offices in Spokane, Washington. Assets are depreciated over lives of five to seven years, resulting in depreciation and amortization expense of $51,568 and $846 being recognized for 2006 and 2005, respectively.

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

For years ended December 31,

2006

2005

Stock options

415,000

320,000

Selling agent options

225,900

0

Warrants

11,103,001

4,200,000

Convertible debenture

    5,000,000

    5,000,000

Total possible dilution

  16,743,901

  9,520,000

At December 31, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Subsequent to December 31, 2006, the Company issued a total of 3,516,194 shares of common stock, including 90,000 shares issued for Class A Warrants exercised, 3,425,194 issued for Class B Warrants exercised and 1,000 shares issued to an existing shareholder to correct Company records related to that individual’s holdings of our common stock. These shares issued will be included in the computation of basic and diluted EPS in future periods.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, interest receivable, accounts payable and interest payable approximated their fair values as of December 31, 2006 and 2005. The convertible debenture approximated its fair value after consideration of the fair value of the related embedded beneficial conversion feature of $87,951 and $145,277 and detached warrants of $87,951 and $145,277 for the years ended December 31, 2006 and 2005, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s financing activities are amortized using the effective interest method over the three year life of the financing.  For the year ended December 31, 2005, the Company incurred deferred financing costs in the form of $100,000 cash paid and $30,000 of warrants issued to a placement agent in connection with the Company’s issue of a convertible debenture. The fair value of the warrants was estimated using the Black-Scholes option pricing model.  There was $43,332 and $3,611 of amortization of deferred financing costs included in interest expense for the years ended December 31, 2006 and 2005, respectively.  The convertible debenture and associated warrants are discussed in Note 5 “Convertible Debenture” of these financial statements.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

Remediation liabilities on non-operating properties are recognized according to the provisions of Statement of Position 96-1.

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

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Derivatives

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.  Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Fair value considerations required by these pronouncements is estimated using the Black-Scholes option pricing model.  Note 5 “Convertible Debenture” of these financial statements contains details of application of these pronouncements to a Convertible Debenture issued by the Company in 2005.  No transactions in 2006 meet the definition of a derivative.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” using the modified-prospective transition method.  Under this transition method, the Company recognized stock-based compensation expense for stock-based awards granted subsequent to the year ended December 31, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

At December 31, 2006 and 2005, the Company had a stock plan for key employees, non-employee directors and management consultants which is more fully described in Note 6. Management’s adoption of 123R resulted in $58,715 of stock-based compensation expense recorded in 2006.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued.  The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or results of operations.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this Statement in fiscal 2007 will have material impact on the Company's financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company believes that the impact of adopting the provisions of FIN 48 in fiscal 2007 will not have a material affect on the Company’s financial statements.

3.

PLANT, EQUIPMENT AND MINING AND MINERAL PROPERTIES

Plant and Equipment

At December 31, 2006 and 2005, the Company’s mining properties were as follows:

2006

2005

Exploration equipment

$

255,094

$

0

Vehicles and rolling stock

121,952

0

Office and other equipment

         21,096

           4,934

Total original cost

$

     398,142

$

         4,934

Accumulated depreciation and amortization

       (52,907)

         (1,339)

Equipment, net of depreciation

       and amortization

$

     345,235

$

         3,595

Included in Vehicles and rolling stock in 2006 is $23,053 of equipment financed under a capital lease. The accumulated amortization at December 31, 2006 was approximately $2,616 on the capital lease and the future minimum lease payments for the capital lease approximated its carrying value at December 31, 2006.

Buildings and Equipment

Located on the Company’s unpatented state mining claims in the Chandalar District are certain mining buildings, milling buildings and other mining equipment that are fully depreciated and have no book value. Accordingly, the Company has removed their cost basis and the associated accumulated depreciation from its financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

3.

PLANT, EQUIPMENT AND MINING AND MINERAL PROPERTIES, CONTINUED:

Mining Claims

At December 31, 2006 and 2005, the Company’s mining properties were as follows:

2006

2005

Chandalar claims

$

264,000

$

264,000

2003 purchased claims

35,000

35,000

Unpatented state claims staked

         33,854

         22,041

Total

$

     332,854

$

     321,041

4.

RELATED PARTY TRANSACTIONS

Conversion of Related Party Debts to Common Stock

In addition to the related party transactions described in Note 6, the Company had the following transaction with a related party.  On January 21, 2005, the Company entered into related party transactions with William Orchow, a director, Wilbur G. Hallauer, a greater than 10% shareholder, and another shareholder in which these parties advanced an aggregate amount of $100,000 to the Company for operating capital purposes.  All principal and interest obligations of the promissory notes were paid during the last quarter of 2005, and no stock was issued in connection with these related party transactions.  Interest expense of $7,500 was recognized for the year ended December 31, 2005. There were no related party financing transactions during the year ended December 31, 2006.

5.

CONVERTIBLE DEBENTURE

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of $1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  The Debenture is convertible at any time at the option of the holder into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments. The Warrant is exercisable to acquire 2,500,000 common shares at an exercise price of $0.30 per share until November 21, 2008, the term of the Convertible Debenture.  Both the Convertible Debenture and Warrant are transferable. The Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days.

In connection with the placement, the Company issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of $0.30 until November 21, 2008.  This Class A Warrant includes the same mandatory conversion provision as the warrant issued to the debenture holder. Valuation of the Warrant and the associated amortization of deferred financing costs are described in Note 2 of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

CONVERTIBLE DEBENTURE, CONTINUED:

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, the Company was required to allocate value to the warrant issued with the debenture, and to record a discount on the debenture for the fair value of its beneficial conversion feature.  In accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded a discount in the amount of $150,000. This discount is being amortized over the life of the convertible debenture, which resulted in accretion of $57,276 and $4,773 to the convertible debenture being recorded for the years ended December 31, 2006 and 2005, respectively.

Also, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the Convertible Debenture were accounted for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was estimated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 are presented as a component of additional paid-in capital in shareholders’ equity.  This discount is being amortized over the life of the convertible debenture, which resulted in amortization of $57,276 and $4,773 to interest expense being recognized for the years ended December 31, 2006 and 2005, respectively.

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

Common Stock Issued to Directors, Officers and Management

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

On February 13, 2006, the Board of Directors of the Company elected Mr. William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Mr. Jackie Stephens. In connection with Mr. Schara’s election, the Company issued 50,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result, the Company recognized $32,500 of share based expense estimated by the fair value of the shares issued, and $20,150 of share based expense estimated by the fair value of the options issued.

On March 1, 2006, the Board of Directors appointed Ted R. Sharp as Chief Financial Officer, Secretary, and Treasurer of the Company.  The Company entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.  In connection with Mr. Sharp’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result the Company recognized management fees of $10,000 of share based expense estimated by the fair value of the shares issued, and $7,600 of share based expense estimated by the fair value of the options issued.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Also on March 1, 2006, the Board of Directors approved the appointment of Mr. Bob Pate as Vice President. The Company entered into a management consulting contract with Mr. Pate, engaging him on a part-time basis.  In connection with Mr. Pate’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result the Company recognized professional service expenses of $12,500 of share based expense estimated by the fair value of the shares issued, and $11,750 of share based expense estimated by the fair value of the options issued.

On March 6, 2006, the Company contracted with Ms. Susan Schenk as Manager of Investor Relations to assist in improving awareness of Little Squaw in equity markets. The Company entered into a management consulting contract with Ms. Schenk, engaging her on a part-time basis.  In connection with Ms. Schenk’s appointment, the Company issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result the Company recognized other general and administrative expenses of $15,750 of share based expense estimated by the fair value of the shares issued, and $19,215 of share based expense estimated by the fair value of the options issued.

Common Stock Issued to Consultants

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

On February 13, 2005, the Company issued 30,000 shares of the Company’s restricted common stock to Sussex Avenue Partners, LLC for consulting services.  An expense of $8,400 was recognized in connection with the issuance based on the estimate value of the shares issued.

Common Stock Issued to Placement Agent

On March 1, 2005 the Company entered into a Placement Agent Agreement with a broker-dealer to act as a placement agent for the Company.  On July 1, 2005, the Company issued 31,400 shares of its common stock to Strata Partners, LLC as reimbursement for expenses incurred under the terms of the agreement that terminated July 1, 2005.  An expense of $5,337 was recorded for 2005 in connection with the issuance based on the estimated value of the shares issued.

Common Stock Issued for Interest Expense on Convertible Debenture

On June 1, 2006 and again on December 1, 2006, the Company issued stock to RAB Capital PLC, the holder of the Convertible Debenture, to satisfy interest payment obligations as provided in the Debenture agreement.  After calculating the interest due on the Debenture at 6%, the close price of the Company’s common stock at 5 business days prior to the interest payment date is used to calculate the number of common shares required to be issued to satisfy the interest obligation.  Accordingly, the Company issued 28,286 shares on June 1, 2006 and 20,464 shares on December 1, 2006. Interest expense of $61,480 was recorded for 2006 in connection with the issuance based on the value of the shares issued.

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

On January 31, 2006, the Company closed the first tranche of a private placement of 3,895,000 units, at a price of $0.25 per unit for gross proceeds of $973,750.  Each unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

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

On December 27, 2006, the Company closed on a private placement of 3,012,002 units, at a price of $1.00 per unit for gross proceeds of $3,012,002.  Each unit consisted of one share of common stock and one half of one (1/2) Class C Warrant.  Each whole Class C Warrant is exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share during a one-year period commencing on the Closing Date. Additionally, each Class C Warrant contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $2.00 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid Agents’ commissions and finder’s fees of $180,720, or 6% of the gross proceeds.  In addition, the Company issued Agent options to purchase additional units for one year from date of issuance, of up to 5% of the units sold, totaling 150,600 options to purchase additional units which, if fully exercised and converted, would result in additional proceeds to the Company of $263,550 and issuance of 225,900 shares of common stock.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants

For the years ended December 31, 2006 and 2005, the Company had the following types of stock purchase warrants outstanding:

2005 Private Placement Warrants

In 2005, warrants were issued in connection with the Company’s private placement of its common stock on August 12, 2005, and are exercisable at $0.30, $0.35 and $0.40 per common share in the respective three successive years and expire in the third and fourth quarters of 2008, three years from their purchase date.  These warrants contain no mandatory conversion provision.  At December 31, 2006 and 2005 there were 900,000 and 1,200,000 of these warrants were issued and outstanding, respectively.

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

Class B Warrants

The Class B Warrants were issued in connection with the Company’s private placement of its common stock on January 31, 2006 and February 24, 2006, and expire three years from the date of issuance in 2009. The Class B Warrants are exercisable at $0.35 per common share in the first year, $0.50 per common share in the second year and $0.65 per common share in the third year. The Class B Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days. At December 31, 2006, there were 5,697,000 Class B Warrants issued and outstanding.

Class C Warrants

The Class C Warrants were issued in connection with the Company’s private placement of its common stock on December 27, 2006, and are exercisable at $1.50 per common share and expire two years from the date of issuance on December 27, 2008.  The Class C Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $2.00 per share for five consecutive trading days. At December 31, 2006 there were 1,506,001 Class C Warrants issued and outstanding.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants, Continued:

The following is a summary of warrants for 2006 and 2005:

	Shares	Exercise Price	Expiration Date
2005 Private Placement Warrants
Outstanding and exercisable at December 31, 2004	0	0
Warrants granted	1,200,000	0.35-0.40	Quarters 3 and 4 of 2008
Outstanding and exercisable at December 31, 2005	1,200,000	0
Warrants exercised	300,000	0.30
Outstanding and exercisable at December 31, 2006	900,000	0.35-0.40
Class A Warrants:
Outstanding and exercisable at December 31, 2004	0	0
Warrants granted	3,000,000	0.30	November 21, 2008
Outstanding and exercisable at December 31, 2005	0	0
Outstanding and exercisable at December 31, 2006	3,000,000	0.30
Class B Warrants:
Outstanding and exercisable at December 31, 2005	0	0
Warrants granted	5,697,000	0.35-0.65	Quarter 1 of 2009
Outstanding and exercisable at December 31, 2006	5,697,000	0.35-0.65
Class C Warrants:
Outstanding and exercisable at December 31, 2005	0	0
Warrants granted (1)	1,506,001	1.50	December 27, 2008
Outstanding and exercisable at December 31, 2006	1,506,001	1.50
Weighted average exercise of warrants outstanding at December 31, 2006	11,103,001	0.50-0.65	2006-2008

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s Financial Statements for the year ended December 31, 2006, reflect the impact of this adoption.

In accordance with the modified prospective transition method, the Company’s unaudited financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based non-cash compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006, was $58,715, which is the total weighted average grant-date fair value of the options granted and vested during the year, and was recorded to Professional services and Other general and administrative expenses in the Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

During the year ended December 31, 2005 the Company recognized no stock based compensation nor reported the pro forma effect of any stock based compensation expense as no stock based awards were made.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  Accordingly, on March 13, 2006, 55,000 options held by a former director were forfeited. A total of 1,200,000 shares are authorized for award as shares, nonqualified stock options or incentive stock options under the Plan. There is a total of 310,000 shares available for grant in the Plan, and 415,000 options exercisable and outstanding at December 31, 2006.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.  No stock options were issued for the year ended December 31, 2005, therefore no compensation cost related to stock options was disclosed for that period.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options, Continued:

For the period ended December 31, 2006, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the year ended December 31, 2006 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	(50,000)	$ 0.22
Forfeited	(55,000)	$ 0.22
Options outstanding at December 31, 2006	415,000	$ 0.38	8.5	$ 456,850
Options exercisable at December 31, 2006	415,000	$ 0.38	8.5	$ 456,850
Options available for future grants	310,000

As of December 31, 2006, there was no unrecognized compensation cost related to unvested stock options. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2006 was $0.52 per share.  The total intrinsic value of options exercised during 2006 was $67,500. The Company received proceeds of $11,000 for exercises of options in 2006.  There were no exercises of options in 2005.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

7.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site contained elevated levels of mercury. In response to the notification, the Company engaged a professional mining engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 160 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site. Management determined that its accrual for remediation should be adjusted based upon estimated general and administrative costs included in the remediation effort and the affect of inflation on the 1994 cost estimate.  Accordingly, the Company increased the accrual to $36,000.  At December 31, 2005 the Company has estimated a potential undiscounted cash cost of $50,000 to remediate the site. At December 31, 2006, the Company maintains its position that this accrual is sufficient to fund the yet to be expended remediation activities. The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

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

8.

INCOME TAXES

At December 31, 2006 and 2005, the Company had deferred tax assets which were fully reserved by valuation allowances, due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected future tax rate of 34%.  Following are the components of such assets and allowances at December 31, 2006 and 2005:

2006

2005

Deferred tax assets arising from:

Unrecovered promotional and exploratory costs

$

127,000

$

127,000

Non-deductible accrued remediation costs

17,000

17,000

Non-deductible share based compensation

20,000

0

Net operating loss carryforwards

    1,095,000

       421,000

1,259,000

565,000

Less valuation allowance

  (1,259,000)

     (565,000)

Net deferred tax assets

$

                0

$

                0

At December 31, 2006 and 2005, the Company had federal tax-basis net operating loss carryforwards totaling $3,220,817 and approximately $1,237,445, respectively, which will expire in various amounts from 2007 through 2026.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

8.

INCOME TAXES, Continued:

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during June 2003, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2006, this limitation is applicable to accumulated net operating losses of approximately $112,350, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Net operating losses expire as follows:

December 31,

2007

20,554

2008

19,205

2009

8,318

2010

19,411

2011

18,900

Thereafter

    3,134,429

       Total

$

 3,220,817

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our President and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The section sets forth certain information with respect to our current directors, executive officers and key employees as of March 8, 2007.  The term for each director expires at our next annual meeting or until his or her successor is appointed.

Directors and Executive Officers

Name

Age

Office with the Company

Appointed to Office

_____________________________________________________________________________________________

Richard R. Walters

62

President, Director

2003

Charles G. Bigelow

75

Director

2003

James K. Duff

62

Chairman, Director

2003

James A. Fish

76

Director

2003

Kenneth S. Eickerman

49

Director

2004

William Orchow

61

Director

2004

William V. Schara(1)

50

Director

2006

Ted Sharp(2)

50

CFO, Treasurer, Secretary,

2006

Robert Pate(3)

55

Vice President of Operations

2006

____________________________

(1)  Mr. Schara was appointed as a director to fill a vacancy on our board of directors on February 13, 2006.

(2)  Mr. Sharp replaced Becky L. Corigliano as our Treasurer, Secretary and Chief Financial Officer on March 1, 2006.  Ms. Corigliano resigned effective February 17, 2006.

(3)  Mr. Pate was appointed Vice President on March 1, 2006. On November 21, 2006 the Board of Directors changed Mr. Pate’s executive position from Vice President to Vice President of Operations. Effective January 1, 2007, Mr. Pate was made the General Manager of the Chandalar project, and became a fulltime employee.

Background and Experience

Richard R. Walters:  Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003.   Mr. Walters spends approximately 80% of his business hours each month on matters related to Little Squaw.  He is an economic geologist, and holds a degree in geology from Washington State University (1967). He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington. From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a production stage Canadian public company trading on the Toronto Stock Exchange, the American Stock Exchange and the London Alternative Investment Market Exchange. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina.  In February of 2005 Marifil S.A. was merged into Marifil Mines Limited a public company traded on the Toronto Ventures Exchange.  Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited.

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

James K. Duff:  Mr. Duff was the Chairman of the Board of Directors from June 24, 2003 through March 14, 2007. Mr. Duff spends approximately 10 hours per month on matters related to Little Squaw.  He is a geologist with over 35 years of diverse international experience in the mining industry.  Since September 2005, Mr. Duff has served as the President of South American Operations for Coeur d’Alene Mining Corporation, a public company traded on the New York Stock exchange.  Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures, and is currently serving as a director of that company. American International Ventures is a U.S. gold exploration company that trades on the NASD OTCBB.  From November 2002 to April 2004, Mr. Duff worked as a consultant to companies in the mining industry, including Coeur d’Alene Mines and other. He previously worked for Coeur d’Alene Mines for 12 years where he was Vice President of Business Development (from 1990 to November 2002). Mr. Duff has a BS degree in geology from the Mackay School of Mines at the University of Nevada, Reno and an MS degree in geology from the University of Idaho, and he completed the Program for Management Development at the Harvard School of Business.  He is a past President and honorary Life Member of the Northwest Mining Association.

James A. Fish:  Mr. Fish has been a director since June 24, 2003.  Mr. Fish spends approximately 6 hours per month on matters related to Little Squaw.  He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.  Mr. Fish served as an officer and director of Hanover Gold Company, Inc. from 1995, and as its Vice President for the two years preceeding his resignation from both positions in April 2006.  Hanover is a development stage mining company listed on the NASD OTCBB.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Kenneth S. Eickerman:  Mr. Eickerman became a director on March 4, 2004.  Mr. Eickerman spends approximately 12 hours per month on matters related to Little Squaw.  He received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant.  Mr. Eickerman has served as the Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, since April 2004.  From January of 2004 to April of 2004 he was the CFO for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines.  Previously, he was the Controller and Treasurer for Apollo Gold, Inc from April 1999 to April 2002.  Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow:  Mr. Orchow became a director on July 20, 2004.  Mr. Orchow spends approximately 10 hours per month on matters related to Little Squaw.  He has served as a director, President and Chief Executive Officer of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, since September 2003.  Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003.  From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine.  From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation.  Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities.  He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association.  Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and also a member of the board of trustees and First Vice President of the Northwest Mining Association.  He graduated from the College of Emporia in Emporia, Kansas with a bachelor’s degree in science.

William V. Schara:  On March 13, Mr. Schara was elected by the Board of Directors to serve as Chairman effective March 14, 2007.  Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University.  Mr. Schara spends approximately 10 hours per month on matters related to Little Squaw.  He was also appointed to the Company’s Audit Committee on February 13, 2005.

Since December 2004 he has been employed as a management consultant for, and then since July of 2005 as the Chief Financial officer of, Minera Andes Inc., a Canadian development stage mining company listed on the Canadian Ventures Exchange and the NASD OTCBB exchange.  He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer.  Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the American Stock Exchange and the London Alternative Investment Market Exchange.  Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company.  Mr. Schara has more than 25 years experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Ted R. Sharp:  Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 1, 2006.  Mr. Sharp spends approximately 50% of his business hours each month on matters related to Little Squaw.   Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University.  Concurrent with his position with Little Squaw, since November of 2006, Mr. Sharp has served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., a environmental solutions company trading on the NASD OTCBB.  Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients.  Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 25 years of experience in treasury management, internal financial controls, U.S. Security and Exchange compliance and Corporate Governance.   The Company has entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.

Robert G. Pate: Mr. Pate was appointed Vice President effective March 1, 2006.  On November 21, 2006 the Board of Directors changed Mr. Pate’s executive position from Vice President to Vice President of Operations. Effective January 1, 2007, Mr. Pate was made the General Manager of the Chandalar project, and became a fulltime employee. Mr. Pate previously was self-employed as a Mining and Geological Consultant from December 2002 through December of 2006.  From June of 2002 through November of 2002 he served as Project Manager for Hanson Industries at a mine dredging platinum located in Platinum, Alaska.  Mr. Pate previously was self-employed as a Mining and Geological Consultant from December 1999 to May of 2002.  From September 1998 through November 1999 he served as Senior Project Geologist for Yamana Resources, Inc. at the Martha Mine in Santa Cruz Province, Argentina. From August of 1997 through August of 1998 he served as Project Manager for Yamana Resources in Papua New Guinea at the Wapolu Project. From August of 1996 to July of 1997, Mr. Pate was self-employed as a Mining and Geological Consultant, providing serves to clients such as Yamana Gold Inc. with whom he became employed at the conclusion of that engagement.  From February of 1994 to July of 1996, Mr. Pate served as Senior Foreman for Freeport McMoRan Copper and Gold, Inc. at the Grasberg Mine Complex in Papua, New Guinea.  Mr. Pate has 32 years of combined experience in precious metal and copper mine operations and geologic exploration.  He holds a Bachelor of Science degree in Geology from Ft. Lewis College in Durango, Colorado.

Our Directors are elected for a one-year term and until their successors have been elected and qualified.  Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.  There are no arrangements or understandings between any of the directors, executive officers, and other persons pursuant to which any of the foregoing persons were named as Directors or executive officers.

Becky L. Corigliano served as our Treasurer, Secretary and Chief Financial Officer during the year ended December 31, 2005, before resigning effective February 17, 2006.

As noted above, except for Mr. Eickerman, Mr. Bigelow and Mr. Fish, the Directors also act as directors for companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to Section 15(d) of the Act.

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving us during the past five years.

Promoters and Control Persons:

Not Applicable

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC.  These reports are filed on Forms 3, 4, and 5.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements except as follows:

•

Richard R. Walters, the Principal Executive Officer, did not timely file a report for three transactions on Form 4;

•

Kenneth S. Eickerman, a director, did not timely file a report for eight transactions on Form 4;

•

the Annual Report on Form 5 was not timely filed for Robert G. Pate, a Company officer, and Ted R. Sharp, the Chief Financial Officer of the Company on the filing date.

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and an Exploration Advisory Committee.

The members of the Audit Committee are Mr. Eickerman, Mr. Orchow and Mr. Schara. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.  Our Board of Directors has determined that each of these Directors is an independent Director as defined by rules of the American Exchange (AMEX).  The Audit Committee had four meetings in 2006.  Mr. Eickerman was designated by the Board of Directors as the Chairman of the Audit Committee and its Financial Expert.  On February 13, 2006, Mr. Schara was appointed to replace Mr. Fish on the Audit Committee.

The Compensation Committee is composed of Mr. Duff, and Mr. Fish.  This Committee receives and considers recommendations from the President for compensation for consultants and the Directors.  The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2003 Share Incentive Plan.

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters.  This committee does not have a charter nor has it adopted a policy with regard to consideration of director candidates recommended by shareholders.  The Board of Directors does not believe that it is necessary to adopt specific criteria or procedures for this committee.

The Exploration Advisory Committee is composed of Mr. Bigelow and Mr. Duff.  The members of this committee have many years of experience in precious metal exploration, management and industry knowledge. The committee will act as advisors to our management team in matters related to exploration properties and activities. This committee does not have a charter, not does the Board of Directors believe it is necessary to adopt specific criteria or procedures for this committee.

Code of Ethics

The Board of Directors considers and implements our business and governance policies.

On November 7, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics for directors, officers and executive officers of Little Squaw Gold Mining Company and its subsidiaries and affiliates.  All our directors and employees have been provided with a copy of this Code, and it is posted on our World Wide Web site at www.littlesquawgold.com . The document is intended to provide guidance for all directors and employees (including officers) and other persons who may be considered associates of our company to deal ethically in all aspects of its business and to comply fully with all laws, regulations, and company policies.  If we make any amendments to this Code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code to our chief executive officer, or chief financial officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission.  A copy of the Code will be sent without charge to anyone requesting a copy by contacting us at our principal office.

This Code is in addition to other detailed policies relevant to business ethics that we may adopt from time to time.

Insider Trading Policy

We adopted an Insider Trading Policy on February 13, 2006.  The policy defines an “insider” as a person who possesses, or has access to, material information concerning us that has not been fully disclosed to the public.  Any employee, officer or director who believes he or she would be regarded as an insider who is contemplating a transaction in our stock must contact our CEO or CFO prior to executing the transaction to determine if he or she may properly proceed.  In addition, all officers, directors and employees listed within the policy are prohibited from trading in our securities except during limited trading windows defined within the policy.  Our Insider Trading Policy is posted on our website at www.littlesquaw.com.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent year is as follows:

Summary Compensation Table

Name(5) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Richard R. Walters Principal Executive Officer	2006	77,225	0	0	0	0	77,225
Ted R. Sharp(1) Principal Financial Officer	2006	75,000	0	10,000(3)	7,600(4)	0	95,100
Robert G. Pate(2) Vice President of Operations	2006	84,525	0	12,500(3)	11,750(4)	0	111,275
James C. Barker Management Consultant	2006	152,327	0	0	0	0	152,327

(1)

Mr. Sharp was appointed as our Chief Financial Officer effective March 1, 2006.

(2)

Mr. Pate was appointed as Vice President effective March 1, 2006 and Vice President of Operations on January 18, 2007.

(3)

Stock Awards represent the aggregate grant date fair value of 25,000 restricted common shares for each of Mr. Sharp and Mr. Pate, computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our financial statements for the year ended December 31, 2006, which are attached hereto.

(4)

Option Awards represent the aggregate grant date fair value of options to purchase 50,000 common shares for each of Mr. Sharp and Mr. Pate, computed in accordance with FAS 123R. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our financial statements for the year ended December 31, 2006, which are attached hereto.

 (5)

No other executive or person earned more than $100,000 for the year.  Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

Executive Compensation Agreements and Summary of Executive Compensation

Richard R. Walters, Principal Executive Officer:

We entered into a written Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a consultant. The Agreement was renewed on October 1, 2003 through September 30, 2004.  On November 12, 2004, and again on November 7, 2005, the Agreement was renewed retroactively to October 1, 2004 and October 1, 2005, respectively, by our Board of Directors for an additional one-year period under the original terms. On November 21, 2006, the Agreement was extended through December 31, 2006, and on January 18, 2007 the Agreement was amended and renewed retroactively to January 1, 2007. The services provided by Mr. Walters include serving as our President and, for all intents and purposes, our Chief Executive Officer, and such other executive management functions as shall be requested by the Board of Directors.  The Agreement renews each year on the anniversary date for a one year term, pending board approval.  Either party may terminate the Agreement upon 15 days written notice. As consideration for performance of the services, we agreed to pay Mr. Walters a fee of $175 per day worked, pro rated for each partial day worked.  On February 15, 2006, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $300 per day worked, pro rated for each partial day worked. On January 18, 2007, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $550 per day worked, pro rated for each partial day worked. Mr. Walters is not an employee.

Mr. Walters is entitled to reimbursement for his expenses, with any expense greater than $1,000 being subject to prior approval by the Compensation Committee.  We may accrue and defer the payment of the fees and/or expenses from time to time until the Compensation Committee determines we have sufficient funds to make payment.  Due to limited cash resources between July 1, 2004 and October 1, 2005, we accrued but did not pay Mr. Walters amounts payable under his contract.  On December 31, 2005, Mr. Walters was paid all the accrued fees. No benefits are provided to Mr. Walters by us other than the compensation for his services.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Ted R. Sharp as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer.  The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services.  On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us.  As additional compensation for services in 2006, on March 1, 2006 we issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. The Restricted Common Stock vested on May 1, 2006 and had a grant price of $0.40, the market price of our stock on the date of grant. The Stock Options vested at May 1, 2006, have an exercise price of $0.40, the market price of our stock on the date of grant, and expire on March 1, 2016. No benefits are provided to Mr. Sharp by us for his services. Mr. Sharp is not an employee and serves on a part time basis.

Robert G. Pate, Vice President of Operations:

e entered into a written Independent Contractor Agreement, effective January 10, 2006, with Robert G. Pate as a Management Consultant to serve as the Assistant Project Manager for the Chandalar project. Effective March 1, 2006, our Board of Directors confirmed the appointment of Mr. Pate as Vice President.  The term of this Agreement was through December 31, 2006. As consideration for the performance of services, we paid Mr. Pate a fee of  $4,500 per month for a 15–day-per-month base work period plus $225 per day for each non-field day worked in excess to 15 days per month and $450 per day for each field day worked beyond the 15 day base period. Additionally, we paid Mr.

Pate an extra $150 per day for each field day worked within the 15-day base period. Mr. Pate also was reimbursed for reasonable expenses previously approved by us.  As additional compensation for services in 2006, we issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As additional compensation for services in 2006, on February 13, 2006, we issued 25,000 shares of Restricted Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. The Restricted Common Stock vested upon grant and had a grant price of $0.50, the market price of our stock on the date of grant, The Stock Options vested at grant date have an exercise price of $0.50, the market price of our stock on the date of grant, and expire on February 13, 2016. No benefits were provided to Mr. Pate by us for his services under this Agreement. On November 21, 2006 the Board of Directors changed Mr. Pate’s executive position from Vice President to Vice President of Operations. Effective January 1, 2007, Mr. Pate was made the General Manager of the Chandalar project, and became an employee entitled to the same employee benefit as other employees, and remuneration is thereafter paid according to a monthly salary.

James C. Barker, Management Consultant:

We entered into a written Independent Contractor Agreement, effective January 10, 2006, with James C. Barker as a Management Consultant to serve as the Project Manager for the Chandalar project. The term of this Agreement was through December 31, 2006. As consideration for the performance of services, we paid Mr. Barker a fee of $625 per day for each field day worked, or $550 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker was also reimbursed for reasonable expenses previously approved by us. After a one month lapse, effective February 1, 2007 Mr. Barker’s contract was renewed to December 31, 2007. Under the renewed contract, Mr. Barker is retained as a Management Consultant to serve as the Technical Manager for the Chandalar project. As consideration for the performance of services, we will pay Mr. Barker a fee of $650 per day for each field day worked, or $575 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker will also be reimbursed for reasonable expenses previously approved by us. No benefits are provided to Mr. Barker by us for his services.

Outstanding Equity Awards at Fiscal Year-end

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ted R. Sharp Principal Financial Officer	50,000(2)	0	0	$0.40	March 1, 2016	0	0	0	0
Robert G. Pate Vice President of Operations	50,000(3)	0	0	$0.50	February 13, 2016	0	0	0	0

(1)

Options vest when issued, except options issued to Mr. Sharp on March 1, 2006, which vested May 1, 2006.

(2)

On March 1, 2006, we issued 25,000 shares of common stock, vesting May 1, 2006, and options to purchase 50,000 shares of common stock, vesting May 1, 2006, exercisable for a ten- year period from the date of issuance at an exercise price of $0.40 per share to Ted R. Sharp under our Restated 2003 Share Incentive Plan, in connection with his appointment as our Treasurer, Secretary and Chief Financial Officer.

(3)

On February 13, 2006, we issued 25,000 shares of common stock, which vested immediately, and options to purchase 50,000 shares of common stock, which also vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.50 per share to Robert G. Pate under our Restated 2003 Share Incentive Plan, in connection with his appointment as Vice President.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Charles G. Bigelow	4,600	0	0	0	0	0	4,600
James K. Duff	3,500	0	0	0	0	0	3,500
Kenneth S.Eickerman	5,200	0	0	0	0	0	5,200
James A. Fish	4,100	0	0	0	0	0	4,100
William Orchow	5,700	0	0	0	0	0	5,700
William V. Schara(1)	4,700	32,500(2)	20,150(3)	0	0	0	57,350

(1)

Mr. Schara was appointed as director effective March 29, 2006.

(2)

Mr. Schara’s stock award is the aggregate grant date fair value of 50,000 restricted common shares, computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 3 to our financial statements for the nine months ended September 30, 2006, which is attached hereto, and is a part of our Form 10-QSB for the period then ended filed with the SEC.

(3)

Mr. Schara’s option award is the aggregate grant date fair value of options to purchase 50,000 common shares, computed in accordance with FAS 123R. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 3 to our financial statements for the nine months ended September 30, 2006, which is attached hereto, and is a part of our Form 10-QSB for the period then ended filed with the SEC.

(4)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

On March 29, 2006, we issued 50,000 shares of common stock and options to purchase 50,000 shares of common stock exercisable for a ten year period from the date of issuance at an exercise price of $0.65 per share to William V. Schara under our Restated 2003 Share Incentive Plan, in connection with his appointment to our Board of Directors.

On June 20, 2006, we issued to Ken Eickerman, one of our directors, 25,000 shares of common stock as a result of exercise of 25,000 stock options, resulting in $5,500 proceeds received by us.   On September 11, 2006, we issued 25,000 shares of common stock to Mr. Eickerman as a result of exercise of his remaining 25,000 stock options, resulting in $5,500 proceeds received by us.

The Directors receive $500 for each board meeting and $300 for each committee meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 8, 2007 by:

•

each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•

our named executive officers;

•

our directors; and

•

all of our executive officers and directors as a group.

Title of Class	Name of Shareholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, President, Chief Executive Officer and Director	3412 S. Lincoln Dr. Spokane, WA 99203	759,060		2.12%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	182,500	(3)	*
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Cl Anchorage, AK 99515	170,000	(2)(3)	*
Common Stock	James A. Fish, Director	4923 S. Woodfield Lane Spokane, WA 99223	167,000	(2)(3)	*
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	267,903	(2)(3)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	50,000		*
Common Stock	William V. Schara, Director	3221 S. Rebecca Spokane, WA 99223	100,000	(9)	*
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	75,000	(7)	*
Common Stock	Robert G. Pate, Vice President of Operations	8620 E. Parkside Lane Spokane Valley, WA 99217	75,000	(8)	*
Common Stock	All current executive officers and directors as a group		1,846,463	(4)	5.09%
5% or greater shareholders
Common Stock	RAB Special Situations (Master) Fund Limited	c/o RAB Capital plc 1 Adam Street London WC2N 6LE	7,548,750	(5)	9.99%
Common Stock	Wilbur G. Hallauer	406 Eastlake Road Oroville, WA 98844	2,081,875	(6)	5.80%
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	6,146,822	(10)	16.86%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club Straffan Kildare, Ireland	4,350,000	(11)	9.99%

*

Less than 1%.

(1)

Calculated based on 35,880,366 shares of common stock issued and outstanding as of March 8, 2007.

(2)

Includes 5,000 shares of common stock acquirable upon exercise of vested options exercisable before March 3, 2014.

(3)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before December 31, 2014.

(4)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (2), (3), (7) and (8).

(5)

RAB Special Situations (Master) Fund Limited is organized under the laws of the Cayman Islands.  The total includes 2,548,750 shares of common stock, and 5,000,000 shares of common stock acquirable upon exercise of a convertible debenture before November 20, 2008. The 6% convertible debenture is for a principal amount of $1,000,000 convertible into 5,000,000 shares of common stock at $0.20 per share. On March 8, 2007, the shareholder exercised a Class A Warrant that had been issued with the convertible debenture to acquire 2,500,000 shares of common stock at $0.30 per share.  The 6% convertible debenture and the Class A Warrant contain provisions that limit the selling shareholder’s beneficial ownership in the class of common stock of Little Squaw to 9.99%. Shares totaling 20,464 and 28,286 were issued to the holder on December 31, 2006 and June 1, 2006, respectively, for interest under the terms of the convertible debenture.

(6)

All warrantes previously issued to Mr. Hallauer have been exercised.

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

(10)

Includes 574,806 shares of common stock acquirable upon exercise of Class B warrants exercisable before February 24, 2009.

(11)

Includes 2,900,000 shares of common stock, 700,000 shares of common stock acquirable upon exercise of Class B Warrants and 750,000 shares of common stock acquirable upon exercise of Class C Warrants.  The Class B Warrants are exercisable before January 31, 2009.  The Class C Warrants are exercisable before December 27, 2008. The warrants contain provisions that restrict exercise of the warrants if the holder’s beneficial ownership would exceed 9.99% of the Company’s common stock.

As of March 8, 2007, we had 35,880,366 shares of common stock issued and outstanding.  We issued a total of 6,016,194 shares of common stock subsequent to December 31, 2006 and through March 8, 2007, including 90,000 shares issued for Class A Warrants exercised, 5,925,194 issued for Class B Warrants exercised and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

At a special meeting of shareholders on January 23, 2004, the shareholders voted to adopt the Little Squaw Gold Mining Company 2003 Share Incentive Plan.  The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock, referred to as “restricted stock,” to participants of the Plan.  The purpose of the Plan is to promote our success and enhance the value of our assets by linking the personal interests of the participants to those of our shareholders, by providing participants with an incentive for outstanding performance.  Pursuant to the terms of the Plan, 1,200,000 shares of unissued common stock, in aggregate, were authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants.  The Plan is administered by our Compensation Committee and subject to the terms and provisions of the Plan, the Compensation Committee, at any time and from time to time, may grant nonqualified stock options, incentive stock options and restricted stock to participants under the plan in such amounts, as the committee may determine.  Eligible participants in the Plan include our employees, directors and consultants.

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

•

any and all Options granted hereunder shall become immediately exercisable; additionally, if a participant’s employment is terminated for any other reason except cause within twelve (12) months of such Change in Control, the participant shall have until the earlier of: (i) twelve (12) months following such termination date; or (ii) the expiration of the Option, to exercise any such Option;

•

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

•

the Compensation Committee has authority to make any modifications to the awards as determined by the committee to be appropriate before the effective date of the change in control.

Under the Plan a “Change in Control” means any of the following events: (i) any organization, group, or person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing thirty-five percent (35%) or more of the combined voting power of our then outstanding securities; or (ii) during any two (2) year period, a majority of the members of the Board serving at the date of approval of this Plan by shareholders is replaced by Directors who are not nominated and approved by the Board; or (iii) a majority of the members of the Board are represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the company; or (iv) the company shall be combined with or acquired by another company and the Board shall have determined, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

In November 2005 our Board of Directors ratified changes to the Plan that brought it into compliance with new IRS laws (principally Code 409A) that require companies to recognize the fair market value of stock options and other share based payments awarded to employees and associates as compensation expense.  The new law became effective for us on January 1, 2006.  Any new shares issued under our Plan will be based on their then current market price or higher.  The Plan is now referred to as the Restated 2003 Share Incentive Plan.

During 2004, 620,000 shares of common stock and options to purchase common stock were issued under the original Plan.  No shares have been issued under the restated Plan.

As of December 31, 2006, securities authorized for issuance under our original 2003 Share Incentive Plan, approved by the shareholders, as equity compensation were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by shareholders	415,000	$ 0.38	310,000
Equity compensation plans not approved by shareholders	--	--
	415,000		310,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

On January 21, 2005, we separately had related party transactions with William Orchow, a director, Wilbur G. Hallauer and another shareholder in which these parties advanced an aggregate amount of $100,000 to us for operating capital purposes.  The advances were evidenced by six month promissory notes payable on demand with accrued interest at 6% per annum.  We had the right, any time prior to their maturity date on July 20, 2005, and without notice, to convert the Notes into restricted shares of our common stock and warrants.  The initial conversion rate was $0.30 per share and included one warrant per share initially at $0.45.  The exercise price of the warrants escalated to $0.55 and $0.75 in the second and third year from the date of issue.  No payable demand was made, and the Notes matured on July 20, 2005, where upon we requested of all Note holders an extension of the term of the Notes.  All parties to the Notes agreed to extend the term of the Notes for an indefinite period until we had the financial resources to repay them.  In connection with the agreement to extend the term of the Notes the parties also agreed that the interest rate on the Notes would increase from 6% to 12%. At September 30, 2005, we had accrued $3,000 of interest related to the Notes, which was subsequently paid.  On October 18, 2005 a principal payment of $25,000 plus interest due was paid on one of the convertible promissory notes in the amount of $50,000 leaving a total balance due of $75,000.  On December 20, 2005, the remaining balance of $75,000 and two months interest was paid on the convertible promissory notes.

Director Independence:

Our independent directors, as determined by the Board of Directors under rules and guidelines of the AMEX, are Charles G. Bigelow, James K. Duff, James A. Fish, Kenneth S. Eickerman, William Orchow and William Schara.

ITEM 13.  EXHIBITS

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Registration Statement:

(a)          Exhibits

Exhibit Number	Description
3.1 (1)	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004
3.2(5)	Articles of Incorporation and Amendments through 1977
3.3(5)	Bylaws
10.1 (2)	Independent Contractor Agreement, dated as of June 30, 2003, between Little Squaw and Richard R. Walters
10.2 (1)	Independent Contractor Agreement, dated as of November 1, 2003, between Little Squaw and Becky Corigliano
10.3 (1)	2003 Share Incentive Plan, dated October 11, 2003, and effective January 27, 2004
10.4 (1)	2003 Share Incentive Plan Stock Option Agreement, Richard Walters
10.5 (3)	Placement Agent Agreement with Strata Partners, LLC, dated February 25, 2005
10.6 (3)	Convertible Promissory Note dated January 21, 2005, Orchow
10.7 (3)	Convertible Promissory Note dated January 21, 2005, Hallauer
10.8 (4)	Placement Agent Agreement with Strata Partners, LLC, dated February 25, 2005, as amended
10.9(5)	Private Placement Agreement with Strata Partners dated September 23, 2005, as amended
10.10(5)	Securities Purchase Agreement by and between Little Squaw Gold Mining Company and RAB Special Situations (Master) Fund Limited dated November 21, 2005
10.11(5)	Form of 6% Convertible Debenture
10.12(5)	Form of Class A Warrant
10.13(5)	Form of Subscription Agreement related to private place of units (2005)
10.14(5)	Form of Class B Warrant Certificate
10.15(5)	Restated 2003 Share Incentive Plan, dated November 7, 2005
10.16(6)	Form of Subscription Agreement related to private placement of units (2006)
10.17(6)	Form of Class B Warrant
10.18(6)	Independent Contractor Agreement, dated as of March 1, 2006, between Little Squaw and Ted Sharp
10.19(7)	Oral agreement to extend Independent Contractor Agreement, Richard Walters
10.20(8)	Private Placement Agreement with Strata Partners dated October 13, 2006
10.21(8)	Form of Subscription Agreement related to private place of units (December 2006)
10.22(8)	Form of Class C Warrant Certificate
10.23(8)	40 Year Lease, Broken Hills West Mining
10.24(8)	Independent Contractor Agreement, dated as of January 1, 2007, between Little Squaw and Ted Sharp
14.1(5)	Code of Ethics
23.1(5)	Consent of Melvin Klohn, a licensed professional geologist
23.2(5)	Consent of Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska
23.3(5)	Consent of James C. Barker, a Certified Professional Geologist
23.4(5)	Consent of BlueMap Geomatics Ltd. located in Vancouver, British Columbia
23.5(8)	Consent of Jeffrey Keener, NordWand Enterprise, Fairbanks, Alaska
31.1	Certification of the President pursuant to Rule 13a-14
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of the President pursuant to Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 1350

(1) Incorporated by reference to Form 10KSB as filed March 29, 2004.

(2) Incorporated by reference to Form 10QSB as filed November 13, 2003.

(3) Incorporated by reference to Form 10KSB as filed March 29, 2005.

(4) Incorporated by reference to Form 10QSB as filed May 16, 2005

(5) Incorporated by reference to Form SB-2 as filed December 30, 2005.

(6) Incorporated by reference to Form SB-2/A as filed July 6, 2006

(7) Incorporated by reference to Form SB-2/A as filed August 7, 2006

(8) Incorporated by reference to Form SB-2 as filed February 26, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services.  In its review of non-audit service fees and the appointment of our independent auditors, the Audit Committee considered whether the provision of such services is compatible with maintaining our auditors' independence.  All of the services provided and fees charged by our independent auditors in 2006 and 2005 were pre-approved by the Audit Committee.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2006 and 2005 were $31,114 and $21,000, respectively.

Audit-Related Fees

Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees”, above for 2006 and 2005 were $14,151 and $3,960, respectively.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance for 2006 and 2005 were $0 and $0, respectively.

All Other Fees

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2005 and 2004 for any other products or services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:     /s/ Richard R. Walters

Richard R. Walters, President

Date:  March 20, 2007

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  March 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

March 20, 2007

           _______________

Charles G. Bigelow, Director

Date:

March 20, 2007

          ________________

James K. Duff, Director

Date:

March 20, 2007

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

March 20, 2007

             /s/ James A. Fish

James A. Fish, Director

Date:

March 20, 2007

            /s/ William Orchow

William Orchow, Director

Date:

March 20, 2007

           /s/ William Schara

William Schara, Director

Date:

March 20, 2007

          /s/ Richard R. Walters

Richard R. Walters, Director