Form 10QSB
period 2007-03-31
LITTLE SQUAW GOLD MINING CO
filed 2007-05-15
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-06412

LITTLE SQUAW GOLD MINING COMPANY

 (Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3412 S. Lincoln Drive
Spokane, Washington	99203-1650
(Address of Principal Executive Offices)	(Zip Code)

(509) 624-5831

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at May 4, 2007:      36,280,366

Transitional Small Business format (check one):   Yes     No

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, March 31, 2007 and December 31, 2006

3

Statements of Operations for the three month period ended March 31, 2007 and 2006 and from the date of inception on March 26, 1959 through March 31, 2007

4

Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and from the date of inception on March 26, 1959 through March 31, 2007

5

Notes to Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

11

Item 3:  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

18

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3:  Default Upon Senior Securities

18

Item 4:  Submission of Matters to a Vote of Security Holders

19

Item 5:  Other Information

19

Item 6:  Exhibits

19

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

March 31, 2007 and December 31, 2006

(unaudited)

March 31,

December 31,

2007

2006

ASSETS

Current assets:

Cash and cash equivalents

$

3,785,032

$

4,086,897

Short-term investments

1,000,000

-

Interest receivable

3,855

-

Prepaid expenses

         116,255

           64,476

Total current assets

      4,905,142

      4,151,373

Plant, equipment, and mining claims:

Equipment, net of depreciation

979,941

345,235

Mining and mineral properties

         332,854

         332,854

Total plant, equipment and mining claims

      1,312,795

         678,089

Other assets:

Deferred financing costs, net of amortization

72,224

83,057

Other assets

           20,901

           20,901

Total other assets

           93,125

         103,958

Total assets

$

    6,311,062

$    4,933,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

135,231

$

71,574

Accrued commissions payable

-

180,720

Accrued liabilities – other

23,829

20,564

Accrued interest payable

19,890

5,096

Capital lease payable – due within one year

                   -

           22,061

Total current liabilities

        178,950

         300,015

Long-term liabilities:

Accrued remediation costs

50,000

50,000

Convertible debenture, net of discounts

         852,736

         824,098

Total long-term liabilities

         902,736

         874,098

Total liabilities

      1,081,686

       1,174,113

Stockholders' equity:

   Preferred stock; no par value, 10,000,000

shares authorized; no shares issued or outstanding

   Common stock; $0.10 par value, 200,000,000 shares authorized;

35,880,366 and 29,864,172 issued and outstanding, respectively

3,588,037

2,986,417

   Additional paid-in capital

6,546,842

5,172,644

   Deficit accumulated during the development stage

    (4,905,503)

    (4,399,754)        Total stockholders’ equity          5,229,376          3,759,307

Total liabilities and stockholders' equity

$

    6,311,062

$

    4,933,420

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Development Stage Company)

Statements of Operations

(unaudited)

From Inception

(March 26, 1959)

Three Months Ended

Through

March 31,

March 31,

2007

2006

2007

Revenue:

Royalties, net

$

398,752

Lease and rental

99,330

Gold sales and other

              31,441

            529,523

Expenses:

Exploration expense

$

280,088

$

135,685

1,497,821

Management fees and salaries

54,900

40,625

1,246,582

Professional services

55,997

65,167

997,503

Other general and administrative expense

70,881

74,140

593,353

Office supplies and other expense

14,600

5,061

271,936

Directors' fees

8,100

9,100

132,375

Directors' fees – share based

-

44,250

187,450

Mineral property maintenance

2,951

5,454

46,968

Depreciation

28,894

5,171

86,556

Reclamation and miscellaneous

 -

-

115,102

Loss on partnership venture

-

-

53,402

Equipment repairs

-

-

25,170

Other costs of operations

                       -

                       -

                 8,030

             516,411

             384,653

         5,262,248

Other (income) expense:

Interest income

(65,367)

(14,474)

(164,906)

Interest expense and finance costs

               54,705

               54,195

            337,684

Total other (income) expense

              (10,662)

               39,721

            172,778

Net loss

$

          505,749

$

          424,374

$

        4,905,503

Net loss per common share

$

                0.02

$

                0.02

$

                0.68

Net loss per common share - basic

Weighted average common

  shares outstanding - basic

        32,465,311

        21,593,753

         7,167,735

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows (unaudited)

From Inception

(March 26, 1959)

Three Months Ended

Through

March 31,

March 31,

2007

2006

2007

Cash flows from operating activities:

Net loss

Net loss

$

(505,749)

$

(424,374)

$

(4,905,503)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

28,894

5,171

87,049

Common stock, warrants, and options

issued for salaries and fees

-

70,750

502,650

Common stock issued for interest

-

-

61,480

Compensation expense under SFAS 123R

for stock option grants

-

51,115

58,715

Amortization of discount on convertible

debenture for value of warrant

14,319

14,319

76,368

Amortization of discount on convertible

debenture for beneficial conversion feature

14,319

14,319

 76,368

Amortization of deferred financing costs

10,833

10,833

57,776

Change in:

Accrued interest receivable

(3,855)

(2,593)

(3,855)

Prepaid expenses

(51,780)

(83,687)

(81,980)

Other assets

-

14,175

(55,176)

Accounts payable, other

66,922

105,013

159,059

Accounts payable, related party

-

-

20,000

Accrued interest payable

14,795

14,628

19,890

Accrued compensation, related party

-

-

255,450

Accrued commission payable and other

(180,720)

-

19,323

Convertible success award, Walters LITS

-

-

88,750

Accrued remediation costs

                       -

                       -

              50,000

Net cash used - operating activities

           (592,022)

           (210,331)

       (3,513,636)

Cash flows from investing activities:

Purchases of short-term investments

(1,000,000)

-

(1,000,000)

Receipts attributable to unrecovered

promotional, exploratory, and development costs

-

-

626,942

Proceeds from the sale of equipment

-

-

60,000    Additions to property, plant, equipment, and

unrecovered promotional and exploratory costs

(663,600)

(330,205)

(1,083,056)

Additions to mining and mineral properties

                       -

             (11,813)

          (332,854)

Net cash used - investing activities

        (1,663,600)

           (342,018)

        (1,728,968)

Cash flows from financing activities:

Proceeds from related party debt

-

-

100,000

Payments on related party debt

-

(100,000)

Proceeds from issuing convertible debenture, net

of deferred financing costs paid from proceeds

-

-

700,000

Proceeds from issuance of warrants in connection

with issuance of convertible debenture

-

-

150,000

Proceeds allocated to beneficial conversion feature

of convertible debenture

-

-

150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows (unaudited)

From Inception

(March 26, 1959)

Three Months Ended

Through

March 31,

March 31,

2007

2006

2007

Payment of financing costs from cash proceeds of

convertible debenture

-

-

(100,000)

Proceeds from issuance of common stock in connection

with exercise of options and warrants

1,975,818

-

2,076,818

Proceeds from issuance of common stock, net of

offering costs

-

2,115,491

6,082,045

Payments on capital lease payable

(22,061)

(154)

(23,053)

Acquisitions of treasury stock

                       -

                       -

               (8,174)

Net cash provided - financing activities

          1,953,757

         2,115,337

         9,027,636

Net increase (decrease) in cash and cash equivalents

(301,865)

1,562,988

3,785,032

Cash and cash equivalents, beginning of period

          4,086,897

            891,380

                       0

Cash and cash equivalents, end of period

$

       3,785,032

$

       2,454,368

$

       3,785,032

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Mining claims purchased - common stock

$

                     -

$

                     -

$

            35,000

Additions to property, plant and equipment

acquired through capital lease

$

                     -

$

            23,053

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

	March 31,	March 31,
For periods ended	2007	2006

Stock options	415,000	465,000
Selling agent options	225,900	-
Warrants	5,087,807	9,897,000
Convertible debenture	5,000,000	5,000,000
Total possible dilution	10,728,707	15,362,000

For the periods ended March 31, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

•

Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•

Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;

•

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•

Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”.  This Statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this Statement had no material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the Inception to Date (March 26, 1959) through March 31, 2007 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

3.

2003 SHARE INCENTIVE PLAN:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s financial statements for the three months ended March 31, 2007 reflect the impact of this adoption.

During the three months ended March 31, 2007, the Company recognized no stock based compensation.  Stock-based non-cash compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $51,115, which is the total weighted average grant-date fair value of the options granted and vested during the period, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

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

3.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options, Continued:

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the three months ended March 31, 2007 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	415,000	$ 0.38
Granted	0	$ 0.00
Exercised	0	$ 0.00
Forfeited	0	$ 0.00
Options outstanding at the end of the period	415,000	$ 0.38	8.3
Options exercisable at the end of the period	415,000	$ 0.38	8.3
Options available for future grants	310,000

Common Stock and Stock Warrants

During the quarter ended March 31, 2007, we issued a total of 6,016,194 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 issued for Class B Warrants exercised, for net cash proceeds of $1,198,818, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

Stock and Option Grants to Affiliates

There were no grants or exercises of stock or options to affiliates during the quarter ended March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Plan of Operation

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

We are an exploration stage company.  None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer production on our Chandalar property, the property is at an early stage of exploration. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable deposit will be proven through exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

We do not intend to conduct mining operations on our own account at this time.  Rather we plan to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then joint venture or sell the properties to qualified major mining companies.  We intend to focus our activities only on projects that are primarily gold deposits.

At this time we have three exploration stage mineral properties. Our principal property is in Alaska and is referred to as the Chandalar property.  A second property is in Nevada, and is known as the Broken Hills West property. In March of 2007, we acquired the Pedra de Fogo (“Rock of Fire”) gold exploration property in Goias State, south central Brazil. Our focus during 2007 will continue to be the exploration of the Chandalar property while geochemical and evaluation activities are conducted at the Nevada and Brazil properties in preparation for full exploration in 2008 and beyond.  With the acquisition of the Nevada and Brazil properties, our exploration field activities will not be restricted to just the summer months.

Chandalar, Alaska

The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  We control 14,206.5 acres of unpatented State of Alaska mining claims consisting of 120 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.  The claims are contiguous, comprising a block covering 14,633 acres (22.9 square miles) and are being maintained by us specifically for future exploration activities to locate placer and lode gold deposits.

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

2007 Chandalar Exploration Plans

We are proceeding with basic arrangements to execute a two-front exploration program at Chandalar during 2007. One front will be the continued exploration of the gold-quartz lodes (or vein or otherwise known as hardrock deposits) with follow-up diamond core drilling planned on some of the previously drill tested prospects, as well as some of the undrilled prospects along with extensive trenching on others. A second front involves reverse circulation (“RC”) rotary drilling of the Little Squaw Creek gravels (or alluvium) to eventually establish placer gold reserves that are compliant with SEC Industry Guide 7 criteria. Additionally, considerable upgrading of the local infrastructure is being planned, including new roads, extension of the Squaw Lake airstrip and upgrading the exploration base camp.  A medium sized bulldozer and road grader are the major capital items purchased in support of this operation.

Our agenda calls for mobilizing two drills to the property before spring break-up in May. The rotary drill needed for the second front, or alluvial portion, of our planned exploration program has been contracted and is currently being mobilized to the property. However, we are facing the risk of not being able to secure and timely mobilize a diamond core drilling rig that is necessary for the first front, or hardrock portion, of our planned exploration program. The mineral exploration industry is widely experiencing a shortage of  diamond drill contractors, drills and drillers. Because of this prevailing unavailability, we are now exploring purchasing our own diamond core drill rig together with possibly leasing its operation to a drilling contractor.  We expect that this will delay or impair any hardrock drilling during the 2007 exploratory season.

Gold-Quartz Lodes (veins), the first exploration front

Our objectives of the 2007 proposed Chandalar hardrock evaluation program are as follows:

•

To accomplish follow up drilling using large diameter diamond core drilling on the better drill hole gold intercepts encountered on four of the prospects (Little Squaw, Summit, Eneveloe and Ratchet Ridge) drilled in 2006.

•

To acquire enough drill data on at least two of those four prospects that will enable us to meet the criteria of SEC Industry Guide 7 for reserve reporting.

•

If we can obtain a diamond drill, begin initial core drilling on two additional prospects, primarily the Pallasgreen and possibly another yet to be selected.

•

To evaluate the more subtle (non-quartz vein related) manifestations of gold mineralization in the district, such as the disseminated gold mineralization in schists and altered greenstones we discovered during 2006 at the Aurora Gulch and Kelty-Caribou prospects.

•

Contingent on obtaining a core drill, complete 4,500 feet of NQ (2.4” diameter) or larger size coring as fourteen holes on the prospects as outlined in the Diamond Drilling Program below.

2007 Proposed Drilling Diamond Drilling Program
Prospect	Number Of Drill Holes	Drill Footage
Little Squaw	1	350
Summit	3	1,000
Eneveloe	3	750
Ratchet Ridge	1	300
Pallasgreen	2	600
Mikado	2	900
Optional Locations	2	600
Total	14	4,500

•

To carry out a trench excavation program involving 30 trenches for about 4,000 linear feet on at least sixteen prospects, as outlined in the Excavator Trenching Program below, in order to expose and thoroughly sample bedrock gold mineralization that may become future drilling targets as outlined in the Excavator Trenching Program below.

2007 Proposed Excavator Trenching Program
Prospect	Number Of Trenches	Trenching Footage
Summit	1	150
Eneveloe	3	225
Jupiter	3	500
Rock Glacier	1	150
Aurora Gulch	1	500
Pallasgreen	2	250
McLellan	2	200
Pioneer	1	200
Big Creek Bowl	1	100
Bonanza	1	30
Chandalar	1	150
Chiga	1	150
Kiska	4	525
Jackpot	1	25
Little Squaw	2	225
Uranus	2	100
Optional Locations	3	400
Total	30	3,880

Alluvial Gold Deposits, the second exploration front

Our basic objectives of the 2007 reverse circulation rotary drilling program on the alluvial gold targets at Chandalar are to:

•

Continue work towards the establishment of SEC Industry Form 7 compliant reserves in Little Squaw Creek,

•

Set the stage for expanded placer gold reserves drilling in adjacent creek drainages, and

•

Complete the proposed 90-hole 13,000 foot program all according to recommendations of our independent placer mining consultant as outlined in the table below.

2007 Placer Gold RC Rotary Drilling Exploration Plan
Exploration Targets	Priority	Planned Number of Drill Lines	Estimated No. of Holes per Drill Line	Planned Number of Holes	Range of Hole Depth (feet)	Estimated Average Hole Depth (feet)	Total Footage (feet)
Little Squaw Bench	High	7	10	70	50 to 175	140	10,000
Spring Creek	Moderate	2	5	10	unknown, no data	150	1,500
Big Squaw Creek	Moderate	2	5	10	unknown, > 100	150	1,500
Total		11		90			13,000

2007 Chandalar Exploration Budget

The planned 2007 exploration program builds on the results of our previous two year’s prospecting and geologic work and the results of our 2006 gold-quartz lode drilling campaign, and it adds a substantial new dimension with the placer gold drilling campaign, as recommended by the Company’s independent geologic consultant. A more detailed version of the placer program costs is available at our website at www.littlesquawgold.com. The quantity of proposed drilling in 2007 amounts to 104 holes for 17,500 feet. Most of the drill holes are short rotary holes into the placer gravels. The estimated project cost is about $3.5 million, as shown in the table below.  This estimate assumes that we are successful in obtaining a core drill for the 2007 drilling season.

2007 EXPLORATION BUDGET FOR CHANDALAR

EXPENSE ITEM	$
Capital Equipment (Dozer, Road Grader)	682,000
Exploration Camp & Consumables	169,000
Temporary Payroll	452,000
Professional Services (Technical & Legal)	441,000
Transport (Overland, Air Freight & Fuel)	482,000
Contracted Diamond Core Drilling	337,000
Contracted Rotary Reverse Circulation Drilling	617,000
Project Related General Administration & Travel	154,000
Subtotal	3,334,000
Contingencies @ 5%	167,000
TOTAL	3,501,000

During late 2006, we raised sufficient cash to conduct the 2007 seasonal exploration program on the Chandalar property. We began our 2007 program by moving the heavy equipment (including the rotary drill), supplies and fuel via “cat train” over the winter haul road in late March to the property.  Drilling on the Little Squaw Creek placer deposit should start in late May, with the extensive trenching program beginning in mid-July. Hardrock drilling could also start in mid-July provided a diamond core drill can be secured and flown into the property.

The drilling program planned for 2007 is intended to provide us with sufficient data to begin a feasibility study for the placer deposits in the Little Squaw Creek. We have sufficient funds to undertake the proposed exploration and drilling program in 2007. Additionally, we have sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  We may not have sufficient funds to continue development of Chandalar and our other properties beyond 2008, and may have to rely on further sales of our securities to finance the Company’s operations. There can be no assurance we would be successful in completing such a securities offering.

As of the date of this report, we have not yet been successful in securing a core drill under a contract to meet our planned core drilling program for the 2007 exploration season at Chandalar.  Negotiations with multiple drilling companies are continuing.

Broken Hills West, Nevada

Acquisition of the Broken Hills West property in 2006 was in keeping with our goal to acquire additional gold exploration properties elsewhere in the Americas that will allow us to conduct field operations year round.

The Broken Hills West gold exploration property is located in the Fallon-Manhattan Mineral Belt of west-central Nevada in Mineral County 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property. The property consists of 22 unpatented federal lode mining claims located on U.S. Bureau of Land Management ground. There are 22 contiguous mining claims in all, each of 20 acres size, constituting a single claim block of 440 acres. We have entered into a forty year mining lease with the private party who located and owns these mining claims. The lease gives us the right to explore, develop and mine the property.

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

We have plans to continue our exploration of the Broken Hills West property during 2007. Our schedule of exploration first calls for completing a soil geochemical survey, then an Induced Potential geophysical survey.  Depending upon drill rig availability, this would be followed by several carefully placed angle diamond drill core holes targeting the large and gold anomalous structural zone. The 2007 exploration budget for our Broken Hills West, Nevada property is tabulated below.

2007 EXPLORATION BUDGET FOR BROKEN HILLS WEST

EXPENSE ITEM	$
Land Maintenance	18,000
Professional Fees & Labor	37,000
Geochemistry, & Assaying	25,000
Geophysics. I.P.	7,500
Drilling, core, 5 holes, 3,000’ @ $50/ft	150,000
TOTAL	237,500

Pedra de Fogo, Brazil

In March of 2007, we acquired the Pedra de Fogo gold exploration property in Goias State, south central Brazil.  The property covers about 45 square miles (115 square kilometers) of highly prospective geologic terrain adjacent to the Crixas mining district, which has yielded over 3.5 million ounces of gold.  The property is located near the town of Reisopolis and road access is excellent to most areas of interest. This acquisition extends our capabilities to conduct field work year-round.

The Pedra de Fogo property contains strong and continuous geochemical gold anomalies in stream sediments that we have confirmed through extensive due diligence sampling.  We plan an aggressive exploration program to identify the source(s) of the geochemical gold anomalies, which are likely concealed by thick tropical soils.

We acquired the property under a 20-year mining lease agreement with private prospectors.  The prospectors, both of whom are geologists, also provided us with a significant technical data package, including geologic, stream-sediment, and soil-geochemical maps showing strong gold anomalies within a very prospective assemblage of rocks.  The mineral rights are secured by federal mining claim concessions, in which we can earn a 100 percent interest, subject to a 3 percent retained royalty.

2007 EXPLORATION BUDGET FOR PEDRA DE FOGO

EXPENSE ITEM	$
Land Maintenance	8,000
Professional Fees & Labor	36,000
Geochemistry, & Assaying	20,000
Geophysics. I.P.	25,000
TOTAL	89,000

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund future exploration and working capital requirements. Our plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual vending or profitable development, through qualified operator partnerships, of our mining properties.  Our plans may also, at some future point, include the formation of exploration, development or mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2006 and the first quarter of 2007, we were successful in obtaining financing for operations through 2007.

On March 31, 2007 we had total liabilities of $1,081,686 and total assets of $6,311,062.  This compares to total liabilities of $1,174,113 and total assets of about $4,933,420 on December 31, 2006.  As of March 31, 2007, the Company’s liabilities consist of $852,736 convertible debenture, net of discounts, $19,890 accrued interest, $50,000 for environmental clean up, and $135,231 in outstanding accounts payable.  The decrease in liabilities compared to December 31, 2006 was due to reduction in commissions payable in a private placement which closed on December 27, 2006 which was partially offset by an increase in trade accounts payable resulting from increased transactions as we prepared for a larger exploration program in 2007, and also by an increase in the carrying value of the convertible debenture resulting from the continuing amortization of a discount previously recognized.  The increase in total assets was due to increases in cash resulting from exercise of Class A and Class B warrants, some of the proceeds of which were used to acquire equipment required to conduct exploration activities.

Our principal source of liquidity during the three months ended March 31, 2007 and 2006, has been through debt and equity financing and exercises of warrants associated with previous private placement activities. Financing activities provided cash of $1,953,757 and $2,115,337 during the three months ended March 31, 2007 and 2006, respectively.  We used cash in operating activities of $592,022 and $210,331 during the three months ended March 31, 2007 and 2006, respectively.  Additionally, we used a total of $1,663,600 of cash in investing activities to purchase $1,000,000 of short-term investments and $663,600 to purchase equipment during the three months ended March 31, 2007, compared to $330,205 to purchase equipment and an additional $11,813 to acquire equipment through a capital lease during the three months ended March 31, 2006.

Exploration costs for calendar 2007, including acquisitions of capital equipment, are expected to total approximately $3.8 million compared to approximately $1.8 million for calendar 2006. This planned increase reflects the progressive nature of the exploration activities to be conducted at the Chandalar property, as well as the beginning of exploration activities at the Broken Hills West and Pedra de Fogo properties. Additionally, due to the full employment of human resources and exploration equipment within the mining industry, anticipated costs for drilling and other field expenses are expected to be higher for comparable services in 2006.

During the quarter ended March 31, 2007, we issued a total of 6,016,194 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 issued for Class B Warrants exercised, for net cash proceeds of $1,198,818, and 1,000 shares issued to an existing shareholder to correct Company records related to that individual’s holdings of our common stock.

To meet the funding requirements of future property acquisitions and exploration activities at our properties, we anticipate continuing to explore financing opportunities, including issuing equity or debt. We believe we have sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  However, without additional successful financing during 2007 or 2008, we may not have sufficient funds to enter into a full exploration program in 2008. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

Subsequent Events

On April 30, 2007, we issued a total of 400,000 shares of common stock for warrants exercised, for net cash proceeds of $140,000.  The warrants had been issued as part of a private placement and were not Class A, B or C designated warrants.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 16, 2007, we filed a civil complaint in the Superior Court for the State of Alaska, Fourth Judicial District, at Fairbanks (Case No. 4FA-07-1131 Civil) against defendant Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, alleging breach of contract, breach of fiduciary  duty, trespass, and conversion of gold, information and personal property, and seeking quiet title, ejectment, return of property, and damages, all in relation to a dispute over claims on our Chandalar property. The complaint involves several state mining claims owned by us, covering approximately 200 acres in the Chandalar Mining District of Alaska, hereinafter referred to as the Contested Mining Claims, such Contested Mining Claims consisting of less than 1% of our current total claims at Chandalar. A full description of this filing can be found in the Legal Proceedings section of our Form 10-KSB for the year 2006, disclosed as an event occurring subsequent to the close of that year.

Gold Dust Mines has filed a response with the Court denying most of our claims. This legal action is ongoing, and while we expect the court to rule favorably in our behalf, we do not expect a quick resolution to this action. Should an eventual ruling be not in our favor, our ability to execute our exploration plans would not be materially affected; however, we are committed to vigorously defending our title to claims at all of our properties.

Except for the foregoing, neither we nor any of our property are currently subject to any material legal proceedings or other regulatory or governmental proceedings.  We are not aware of any proceeding that a governmental authority is contemplating relating to us or our properties.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

We completed the following sale of unregistered securities during the quarter ended March 31, 2007:

During the quarter ended March 31, 2007, we issued a total of 6,016,194 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 shares issued for Class B Warrants exercised, for net cash proceeds of $1,198,818, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.  The common shares issued upon exercise of the Class A and Class B Warrants within the United States or by or for the account or benefit of a “U.S. Person”, as that term is defined in Rule 902 under Regulation S under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), or to a person within the United States were issued by the Company pursuant to an exemption from the registration requirements of the U.S. Securities Act provided by Rule 506 of Regulation D under the U.S. Securities Act.  The common shares issued upon exercise of the Class A and Class B Warrants outside the United States and by or for the account or benefit of non-U.S. Persons or persons outside the United States were issued by the Company pursuant to an exemption from registration requirements of the U.S. Securities Act provided by Rule 903 of Regulation S under the U.S. Securities Act.

See our reports on Form 10-QSB, Form 10-KSB and Form 8-K for a description of sales of unregistered securities for prior periods, including the sales of the Class A and Class B Warrants.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1

Acquisition agreement for Pedra de Fogo, Brazil property with John Childs.

Exhibit 31.1

Certification of Richard R. Walters, President and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Richard R. Walters, President and Principal Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2007

LITTLE SQUAW GOLD MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2007

LITTLE SQUAW GOLD MINING COMPANY

By    /s/ Ted R.. Sharp

Ted R. Sharp, Chief Financial Officer