Form 10QSB
period 2007-06-30
LITTLE SQUAW GOLD MINING CO
filed 2007-08-17
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at July 31, 2007:      36,359,333

Transitional Small Business format (check one):   Yes     No

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, June 30, 2007 and December 31, 2006

1

Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 and from the date of inception on March 26, 1959 through June 30, 2007

2

Statements of Cash Flows for the six month period ended June 30, 2007 and 2006 and from the date of inception on March 26, 1959 through June 30, 2007

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

15

Item 5:  Other Information

15

Item 6:  Exhibits

15

Signatures

16

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
June 30, 2007 and December 31, 2006
	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 2,828,401	$ 4,086,897
Short-term investments	1,030,053	-
Interest receivable	17,094	-
Prepaid expenses	250,825	44,226
Total current assets	4,126,373	4,131,123

Plant, equipment, and mining claims:
Equipment, net of depreciation	950,213	345,235
Mining and mineral properties	332,854	332,854
Total plant, equipment and mining claims	1,283,067	678,089

Other assets:
Deferred financing costs	61,391	83,057
Other assets	137,499	41,151
Total other assets	198,890	124,208

Total assets	$ 5,608,330	$ 4,933,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 378,330	71,574
Accrued commissions payable	-	180,720
Accrued liabilities – Other	56,029	20,564
Accrued interest payable	4,932	5,096
Capital lease payable – due within one year	-	22,061
Total current liabilities	439,291	300,015

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	881,374	824,098
Total long-term liabilities	931,374	874,098

Total liabilities	1,370,665	1,174,113

Stockholders' equity:
Preferred stock; no par value, 10,000,000 shares authorized;
no shares issued or outstanding
Common stock; $0.10 par value, 200,000,000 shares authorized;
36,359,133 and 29,864,172 issued and outstanding, respectively	3,635,913	2,986,417
Additional paid-in capital	6,797,499	5,172,644
Deficit accumulated during the exploration stage	(6,195,747)	(4,399,754)
Total stockholders’ equity	4,237,665	3,759,307

Total liabilities and stockholders' equity	$ 5,608,330	$ 4,933,420

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2007	2006	2007	2006	2007
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Expenses:
Management fees and salaries	194,750	51,100	249,650	91,725	1,441,332
Directors' fees	4,400	2,400	12,500	11,500	136,775
Directors' fees – non cash	-	-	-	44,250	187,450
Professional services	36,997	18,707	92,994	83,875	1,034,501
Other general and admin expense	159,859	81,473	230,740	155,613	753,211
Exploration expense	820,583	194,749	1,100,671	330,434	2,318,404
Mineral property maintenance	3,464	2,426	6,415	7,880	50,432
Office supplies and other expense	23,636	4,740	38,236	9,800	295,572
Depreciation	43,691	14,356	72,585	19,527	130,247
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Other costs of operations	-	-	-	-	8,030
Total expenses	1,287,380	369,951	1,803,791	754,604	6,549,628

Other (income) expense:
Interest income	(51,566)	(22,993)	(116,933)	(37,467)	(216,472)
Interest expense and finance costs	54,430	55,262	109,135	109,457	392,114
Total other (income) expense	2,864	32,269	(7,798)	71,990	175,642

Net loss	$ 1,290,244	$ 402,220	$ 1,795,993	$ 826,594	$ 6,195,747

Net loss per common share	$ 0.04	$ 0.02	$ 0.05	$ 0.03	$ 0.85

Weighted average common
shares outstanding-basic	36,221,901	26,584,550	34,336,605	23,768,961	7,317,660

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (1,795,993)	$ (826,594)	$ (6,195,747)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	72,585	19,527	130,740
Common stock, warrants, and options
issued for salaries and fees	53,500	102,148	556,150
Common stock issued for interest	29,917	31,398	91,397
Compensation expense under SFAS 123R
for stock option grants	78,000	58,715	136,715
Amortization of discount on convertible
debenture for value of warrant	28,638	28,638	90,687
Amortization of discount on convertible
debenture for beneficial conversion feature	28,638	28,638	90,687
Amortization of deferred financing costs	21,666	21,666	68,609

Change in:
Interest receivable	(17,094)	1,116	(17,094)
Prepaid expenses	(206,599)	(61,623)	(250,825)
Other assets	(96,348)	(14,790)	(137,499)
Accounts payable, other	342,221	133,169	434,358
Accounts payable, related party	-	-	20,000
Accrued interest payable	(164)	(1,644)	4,932
Accrued compensation, related party	-	-	255,450
Accrued commission payable, other	(180,720)	-	19,323
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(1,641,753)	(479,636)	(4,563,367)

Cash flows from investing activities:
Purchases of short-term investments	(1,030,053)		(1,030,053)
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment, and
unrecovered promotional and exploratory costs	(677,563)	(348,858)	(1,097,019)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	-	(11,813)	(332,854)

Net cash used - investing activities	(1,707,616)	(360,671)	(1,772,984)

Cash flows from financing activities:
Proceeds from related party debt	-	-	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock, net of offering costs	-	2,072,699	8,054,979
Proceeds from exercise of warrants and options for common stock	2,112,934	95,500	241,000
Payments on capital lease payable	(22,061)	(487)	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,090,873	2,167,712	9,164,752

Net increase (decrease) in cash and cash equivalents	(1,258,496)	1,327,405	2,828,401

Cash and cash equivalents, beginning of period	4,086,897	891,380	0
Cash and cash equivalents, end of period	$ 2,828,401	$ 2,218,785	$ 2,828,401

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
Acquired through capital lease	$ -	$ 23,053	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

	June 30,	June 30,
For periods ended	2007	2006
Stock options	515,000	440,000
Selling agent options	150,600	-
Warrants	4,763,107	9,597,000
Convertible debenture	5,000,000	5,000,000
Total possible dilution	10,428,707	15,037,000

For the periods ended June 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

BASIS OF PRESENTATION, continued:

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the six months ended June 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the six months ended June 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

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

BASIS OF PRESENTATION, continued:

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

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the Inception to Date (March 26, 1959) through June 30, 2007 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

3.

2003 SHARE INCENTIVE PLAN:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s financial statements for the six months ended June 30, 2007 reflect the impact of this adoption.

During the six months ended June 30, 2007, the Company recognized stock based compensation of $78,000.  Stock-based non-cash compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $58,715, which is the total weighted average grant-date fair value of the options granted and vested during the period, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

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

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN, continued:

Stock Options, Continued:

For the period ended June 30, 2007, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the six months ended June 30, 2007 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	415,000	$ 0.38
Granted	100,000	$ 1.07
Exercised	0	$ 0.00
Forfeited	0	$ 0.00
Options outstanding at the end of the period	515,000	$ 0.51	8.4
Options exercisable at the end of the period	515,000	$ 0.51	8.4
Options available for future grants	210,000

Common Stock and Stock Warrants

During the six month period ended June 30, 2007, we issued a total of 6,494,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 issued for Class B Warrants exercised, for net cash proceeds of $1,195,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

Stock and Option Grants to Affiliates

There were grants of 50,000 shares of common stock and 100,000 options to an affiliate, Rodney Blakestad, during the quarter ended June 30, 2007 as part of his employment agreement as Vice President of Exploration.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Plan of Operation

We, Little Squaw Gold Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Little Squaw is an exploration-stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). We are, and intend to remain, solely an exploration stage company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, the payback for successful exploration is very high.

None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer production on our Chandalar property, the property is at an early stage of exploration. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture there can be made. There is no assurance that a commercially viable deposit will be proven through exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

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

At this time we have three exploration stage mineral properties. Our principal property is in Alaska and is referred to as the Chandalar property.  A second property is in Nevada, and is known as the Broken Hills West property. In March of 2007, we acquired the Pedra de Fogo (“Rock of Fire”) gold exploration property in Goias State, south central Brazil. Our focus during 2007 will continue to be the trenching and drilling exploration of the Chandalar property while surface evaluation activities involving geochemical and geophysical surveys are conducted on the Nevada and Brazil properties in preparation for possible drilling exploration in 2008 and beyond.  With the acquisition of the Nevada and Brazil properties, our exploration field activities will not be restricted to just the summer months as it is in Alaska.

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

Progress in the 2007 Exploration Program

As the short exploration season advances in the Alaskan arctic, developments on the Chandalar property are proceeding well.  These developments fall into three key categories: 1) delineation of a large placer gold deposit recently identified by drilling in Little Squaw Creek, 2) development of hard-rock gold prospects at a number of promising sites along geologic faults crossing the property, and 3) completion of an extensive geophysical program related to enhancing the hard-rock gold exploration program. Additionally, considerable upgrading of the local infrastructure is being accomplished, including new roads, extension of the Squaw Lake airstrip and an upgraded exploration base camp.

Results of Exploratory Drilling in Little Squaw Creek Drainage

This exploration front involves reverse circulation (“RC”) rotary drilling of the Little Squaw Creek gravels (or alluvium) to eventually establish placer gold reserves that are compliant with SEC Industry Guide 7 criteria.

The original 1905 gold strike in Little Squaw Creek consisted of gold nuggets showing in the gravel beds of the upper reaches of the creek where old records show about 30,000 ounces of gold averaging one ounce per cubic yard were produced (including nuggets ranging up to 10 ounces).  The geology of the creek drainage is highly favorable for vastly larger but lower grade placer gold deposits, the nature and extent of which were beyond the development capabilities of early miners.  We realized the large undeveloped prospective zone in the creek drainage as an attractive discovery target which is now bearing good results.

An extensive delineation drilling program designed to determine the extent of this promising find was initiated during the quarter ended June 30, 2007, and is now well underway. Current focus is on a buried, ancient alluvial fan or braided stream channel in the lower reaches of the creek. This program incorporates a reverse-circulation rotary drill and involves a grid consisting of 10 lines of boreholes spaced 500 feet apart that are perpendicular to Little Squaw Creek from its upper reaches to beyond the outlet of the stream valley. These holes are spaced 50 feet apart along the drill lines and range from 150 to 200 feet in depth.

Twenty of the boreholes completed to date represent 3,287 feet of vertical sampling horizon. The drilling objective is to determine the particulate gold content in the gravels of the historical water channel, which is geologically the most promising prospect for alluvial gold deposition, as well as its right and left limits. Substrate samples are collected continuously every 5 feet down the boreholes and are processed via a sophisticated sample-reduction process that recovers the native gold contained in the drill cuttings. This process starts in the field and is finished in a laboratory, where mechanical gold separation is completed. The recovered gold is then weighed on electronic scales accurate to a tenth of a milligram, and calculations are made to determine the content of gold in each cubic yard of gravel. This work is in progress, and we will release the factual results when it is completed.

The drilling has found a near-surface layer of glacial clays 50 to 80 feet thick containing traces of gold mineralization. This layer overlies a 30 to 100-foot-thick layer of mineralized material consisting of gold-bearing stream gravel sitting atop bedrock. The quantities of native gold being systematically recovered from the drill samples indicate that potentially economic levels of gold exist in the extensive subsurface gravel stratum. The holes completed during the most recent quarter are mainly on lines spanning the lower Little Squaw Creek valley. The right limit of the historical alluvial fan has been partially established, as has a 300 – 400 foot wide bedrock trough underlying the alluvial fan. The thickest sample runs of attractive drill hole gold recoveries occur within this bedrock depression. Once the left limit has been defined, it will be possible to create a preliminary volumetric estimate of the extent of this potentially very large placer horizon.

The 2007 exploration and discovery plan calls for some 100 holes in the Little Squaw Creek valley, and the program is proceeding as planned. We are currently performing ahead of schedule on our aggressive 2007 placer drilling program.  In early August, subsequent to the end of the reported period, we announced that we had completed 5,770 feet of drilling in 44 boreholes in the highly promising placer gold prospect of the Little Squaw Creek drainage.  Initial field processing of drill samples taken at continuous 5-foot intervals showed trace gold in the glacial overburden and systematically disseminated gold in potentially economic quantities throughout the alluvium of the placer target zone.  As expected, these concentrations were particularly rich upon the bedrock contact. Laboratory sample analyses are being completed by an independent firm in Fairbanks and thus far reveal the presence of 850 fineness (20.4 carat) gold particles in grades of economic interest ranging from $6 - $163 per cubic yard (based upon $600/oz. gold).

The mapped geomorphology coupled with emerging evidence provided by borehole penetrations leads us to believe the Little Squaw Creek placer gold horizon is a relatively large, intact ancient fluvial fan of stream gravels and cobbles hidden under 60 - 80 feet of glacial outwash mud, lying on a bedrock floor of schist.

The subsurface boundaries of the mineralized horizon are open in all directions, although it appears to thin with a rising bedrock contact to the east (the right limit of the drainage) and considerably thickens as the bedrock contact deepens to the west (the left limit of the drainage).  Noteworthy drill intercepts of very high placer gold grades have been obtained at or near the right limit.

The matrix of mineralized boreholes clearly show the Little Squaw Creek placer gold prospect exceeds a million square feet, and is hosted within an ancient, fluvial fan ranging from 25 - 125 feet thick. The total volume of mineralized horizon may well range into the millions of cubic yards.

We believe the gold-bearing gravel bed in the Little Squaw Creek drainage is comparable to the paystreaks of many historic placer deposits in Alaska that were profitable mining ventures. Its easy accessibility near our newly expanded airstrip complements the promising hard-rock exploration effort also underway on the Chandalar property.

Hard-Rock Exploration

Historical workings and records clearly indicate that gold deposits of economic significance have been mined in the past on the Chandalar property. These workings were limited to exposed surface veins of quartz. We have undertaken exhaustive geological mapping and rock and soils geochemical surveys involving thousands of assay samples to establish where these interesting veins may be reflecting a substantial gold deposit, perhaps with large associated zones of disseminated gold mineralization in their enclosing rock formation.

This effort is progressing better than expected from a strategic perspective, and a series of trenching of targets aimed at yielding refined drilling targets for large gold deposits has been established. An aggressive trenching program involving several thousand feet of aggregate length in some 30 trenches on up to a dozen sites carefully selected for their gold-bearing geological potential commenced during the most recent quarter. Bedrock mineralization exposed by this trenching will be subjected to intensive channel sampling. Diamond core drilling previously planned for this year could not be accomplished due to the unavailability of core drilling contractors for the current season. Diamond core drilling of the hardrock exploration targets is being planned for as part of the 2008 exploration activities, provided funds are available and a drilling service company can be retained.

Geophysical Exploration Program

A ground magnetometer survey is being employed with significant success. Zones of suspected gold mineralization that are completely hidden by overburden have been identified. This survey is approximately half done and by the end of this field season some 100 line miles of digital magnetic data will have been created and used to identify or delineate many prospects on the property. Many of these will be exposed by trenching prior to the completion of the current exploration season.

Broken Hills West, Nevada

Acquisition of the Broken Hills West property in 2006 was in keeping with our goal to acquire additional gold exploration properties elsewhere in the Americas that will allow us to conduct field operations year round.

The Broken Hills West gold exploration property is located in the Fallon-Manhattan Mineral Belt of west-central Nevada in Mineral County 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property. The property consists of 28 unpatented federal lode mining claims, six of which were staked by us this quarter, located on U.S. Bureau of Land Management ground. The 28 mining claims, each of 20 acres size, are contiguous and constitute a single claim block of 560 acres. We have entered into a forty year mining lease with the private party who located and owns these mining claims. The lease gives us the right to explore, develop and mine the property.

The work we have done effectively defines an exploration drilling target for high-grade gold at depth within the silica vein system where it may join into a root zone along or within the major fault. In addition, the hematitic breccia has weakly anomalous gold values that may represent leakage from mineralization at depth, and the tectonic breccia may represent a separate target.

During the most recent quarter, we continued our exploration of the Broken Hills West property. We have completed a geochemical survey on approximately 450 rock and soil samples and are evaluating the results to determine what, if any, additional exploratory activities will be undertaken, and in what order, to appropriately balance the scope of our exploration objectives across all our properties.

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

During the quarter ended June 30, we began our initial exploration activities, with surface soil and rock samples being taken across one of the more promising areas of the property. Samples taken consisted of exposed quartz vein, loose soils, and stream bed sediments. These samples have been sent for analysis, the results of which will be announced when completed.

Corporate Expansion Developments

We continue to aggressively pursue additional exploration prospects. We have signed a letter of intent with a party in Mexico and are in the early evaluation stages of a property located in Sonora State of northern Mexico. This is in keeping with our strategy of negotiating the acquisition of high-quality, early-stage gold exploration properties in places politically favorable for mining, primarily in the continental U.S., Mexico, and Brazil.

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

On June 30, 2007 we had total liabilities of $1,370,665 and total assets of $5,608,330.  This compares to total liabilities of $1,174,113 and total assets of about $4,933,420 on December 31, 2006.  As of June 30, 2007, the Company’s liabilities consist of $881,374 convertible debenture, net of discounts, $4,932 accrued interest, $50,000 for environmental clean up, and $378,330 in outstanding accounts payable.  The increase in liabilities compared to December 31, 2006 is due to an increase in accounts payable and other accrued liabilities which was partially offset by a reduction in commissions payable in a private placement which closed on December 27, 2006. The increase in trade accounts payable and accrued liabilities resulted from increased vendor, contractor and employee transactions as we executed our large exploration program in the second quarter of 2007. The carrying value of the convertible debenture increased due to the continuing amortization of a discount previously recognized.  The increase in total assets was due to increases in cash resulting from exercise of Class A and Class B warrants, reduced by cash payments to vendors, contractors and employees conducting exploration activities.  Additionally, cash was used to acquire equipment required to conduct exploration activities, satisfy advance payment requirements to contractors, and purchase historical gold specimens for marketing and promotional purposes from a previous Company owner.

Our principal source of liquidity during the six months ended June 30, 2007 has been through debt and equity financing and exercises of warrants associated with previous private placement activities. Financing activities provided cash of $2,090,873 and $2,167,712 during the six months ended June 30, 2007 and 2006, respectively.  We used cash in operating activities of $1,641,753 and $479,636 during the six months ended June 30, 2007 and 2006, respectively.  Additionally, we used a total of $1,707,616 of cash in investing activities to purchase $1,030,053 of short-term investments and $677,563 to purchase equipment during the six months ended June 30, 2007, compared to $348,858 to purchase equipment and an additional $11,813 to acquire equipment through a capital lease during the six months ended June 30, 2006.

During the six months ended June 30, 2007, we issued a total of 6,494,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 issued for Class B Warrants exercised, for net cash proceeds of $1,195,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related to that individual’s holdings of our common stock.

Exploration costs for calendar 2007, including acquisitions of capital equipment, are expected to total approximately $3.8 million compared to approximately $1.2 million for calendar 2006. This planned increase reflects the progressive nature of the exploration activities to be conducted at the Chandalar property, as well as the beginning of exploration activities at the Broken Hills West and Pedra de Fogo properties. Additionally, due to the full employment of human resources and mineral exploration service companies (including drilling) within the mining industry, anticipated costs for drilling and other field expenses are expected to be higher for comparable services in 2007. The 2007 drilling program is intended to provide us with sufficient data to begin a feasibility study for the placer deposits in the Little Squaw Creek.

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

Our President and Chief Financial Officer have also determined that the disclosure controls and procedures are  adequately designed and effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s President and Chief Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

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

Gold Dust Mines has filed a response with the Court denying most of our claims. This legal action is ongoing. The court has set a jury trial date of November 24, 2008. While we expect the court to rule favorably in our behalf, we do not expect a quick resolution to this action. Should an eventual ruling be not in our favor, our ability to execute our exploration plans would not be materially affected; however, we are committed to vigorously defending our title to claims at all of our properties.

Except for the foregoing, neither we nor any of our property are currently subject to any material legal proceedings or other regulatory or governmental proceedings.  We are not aware of any proceeding that a governmental authority is contemplating relating to us or our properties.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

We completed the following sale of unregistered securities during the six months ended June 30, 2007:

During the six months ended June 30, 2007, we issued a total of 6,494,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,425,194 issued for Class B Warrants exercised, for net cash proceeds of $1,195,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.  The common shares issued upon exercise of the Class A and Class B Warrants within the United States or by or for the account or benefit of a “U.S. Person”, as that term is defined in Rule 902 under Regulation S under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), or to a person within the United States were issued by the Company pursuant to an exemption from the registration requirements of the U.S. Securities Act provided by Rule 506 of Regulation D under the U.S. Securities Act.  The common shares issued upon exercise of the Class A and Class B Warrants outside the United States and by or for the account or benefit of non-U.S. Persons or persons outside the United States were issued by the Company pursuant to an exemption from registration requirements of the U.S. Securities Act provided by Rule 903 of Regulation S under the U.S. Securities Act.

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

Date:  August 17, 2007

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2007

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

17