Form 10QSB
period 2007-09-30
LITTLE SQUAW GOLD MINING CO
filed 2007-11-13
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at October 29, 2007:      36,399,133

Transitional Small Business format (check one):   Yes     No

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets, September 30, 2007 and December 31, 2006

1

Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and from the date of inception on March 26, 1959 through September 30, 2007

2

Statements of Cash Flows for the nine month period ended September 30, 2007 and 2006 and from the date of inception on March 26, 1959 through September 30, 2007

3

Notes to Financial Statements

5

Item 2:  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

9

Item 3:  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

21

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3:  Default Upon Senior Securities

22

Item 4:  Submission of Matters to a Vote of Security Holders

22

Item 5:  Other Information

22

Item 6:  Exhibits

22

Signatures

23

PART I

ITEM 1.  FINANCIAL STATEMENTS

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Balance Sheets
September 30, 2007 and December 31, 2006
	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 1,236,796	$ 4,086,897
Short-term investments	1,030,359	-
Interest receivable	30,478	-
Prepaid expenses	197,846	44,226
Total current assets	2,495,479	4,131,123

Plant, equipment, and mining claims:
Equipment, net of depreciation	919,800	345,235
Mining and mineral properties	342,853	332,854
Total plant, equipment and mining claims	1,262,653	678,089

Other assets:
Deferred financing costs	50,558	83,057
Other assets	137,499	41,151
Total other assets	188,057	124,208

Total assets	$ 3,946,189	$ 4,933,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 200,805	$ 71,574
Accrued commissions payable	-	180,720
Accrued liabilities – other	69,274	20,564
Accrued interest payable	20,055	5,096
Capital lease payable – due within one year	-	22,061
Total current liabilities	290,134	300,015

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	914,292	824,098
Total long-term liabilities	964,292	874,098

Total liabilities	1,254,426	1,174,113

Stockholders' equity:
Preferred stock; no par value, 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock; $0.10 par value, 200,000,000 shares authorized;
36,399,133 and 29,864,172 issued and outstanding, respectively	3,639,913	2,986,417
Additional paid-in capital	6,813,499	5,172,644
Deficit accumulated during the exploration stage	(7,761,649)	(4,399,754)
Total stockholders’ equity	2,691,763	3,759,307

Total liabilities and stockholders' equity	$ 3,946,189	$ 4,933,420

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2007	2006	2007	2006	2007
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Expenses:
Exploration expense	1,258,793	586,667	2,355,741	917,101	3,573,474
Management fees and salaries	64,044	36,900	313,694	128,625	1,505,376
Professional services	69,293	8,662	165,669	92,537	1,107,176
Other general and admin expense	92,441	46,150	323,181	201,763	845,452
Office supplies and other expense	3,067	159	41,303	9,959	298,839
Directors' fees	900	9,400	13,400	20,900	137,675
Directors' fees – non cash	-	-	-	44,250	187,450
Mineral property maintenance	6,114	2,535	12,530	10,415	56,547
Depreciation	44,801	15,830	117,386	35,357	175,048
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Other costs of operations	-	-	-	-	8,030
Total expenses	1,539,453	706,303	3,342,904	1,460,907	8,088,741

Other (income) expense:
Interest income	(32,085)	(18,740)	(149,018)	(56,208)	(248,557)
Interest expense and finance costs	58,874	55,043	168,009	164,501	450,988
Total other (income) expense	26,789	36,303	18,991	108,293	202,431

Net loss	$ 1,566,242	$ 742,606	$ 3,361,895	$ 1,569,200	$ 7,761,649

Net loss per common share	$ 0.04	$ 0.03	$ 0.10	$ 0.06	$ 1.04

Weighted average common
shares outstanding-basic	36,385,497	26,811,869	35,026,688	25,015,838	7,468,690

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (3,361,895)	$ (1,569,200)	$ (7,761,649)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	117,386	35,357	175,541
Common stock, warrants, and options
issued for salaries and fees	53,500	102,148	556,150
Common stock issued for interest	29,917	-	91,397
Compensation expense under SFAS 123R
for stock option grants	78,000	58,715	136,715
Amortization of discount on convertible
debenture for value of warrant	45,097	42,957	107,146
Amortization of discount on convertible
debenture for beneficial conversion feature	45,097	42,957	107,146
Amortization of deferred financing costs	32,499	32,499	79,442

Change in:
Interest receivable	(30,478)	2,386	(30,478)
Prepaid expenses	(153,620)	(50,886)	(197,846)
Other assets	(96,348)	(14,790)	(137,499)
Accounts payable, other	129,231	52,895	200,805
Accounts payable, related party	-	-	20,000
Accrued interest payable	14,959	13,479	20,055
Accrued compensation, related party	-	-	255,450
Accrued commission payable, other	(180,720)	-	19,323
Accrued payroll and payroll taxes	48,710	13,224	69,274
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(3,228,665)	(1,238,259)	(6,150,278)

Cash flows from investing activities:
Purchases of short-term investments	(1,030,359)	-	(1,030,359)
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,000
Additions to property, plant, equipment, and
unrecovered promotional and exploratory costs	(691,951)	(369,805)	(1,111,407)
Additions to mining and mineral properties - direct
costs for claim staking and acquisition	(9,999)	(11,813)	(342,853)

Net cash used - investing activities	(1,732,309)	(381,618)	(1,797,677)

Cash flows from financing activities:
Proceeds from related party debt	-	-	100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)

			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007

Proceeds allocated to beneficial conversion feature
of convertible debenture	$ -	$ -	$ 150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock, net of offering costs	1,972,934	2,086,081	8,054,979
Proceeds from exercise of warrants and options for common stock	160,000	101,000	261,000
Payments on capital lease payable	(22,061)	(788)	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,110,873	2,186,294	9,184,752

Net increase (decrease) in cash and cash equivalents	(2,850,101)	566,417	1,236,796

Cash and cash equivalents, beginning of period	4,086,897	891,380	0
Cash and cash equivalents, end of period	$ 1,236,796	$ 1,457,797	$ 1,236,796

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 35,000
Additions to property, plant and equipment
Acquired through capital lease	$ -	$ 23,053	$ 23,053
Related party liabilities compensation
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ 31,398	$ 30,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

	September 30,	September 30,
For periods ended	2007	2006
Stock options	515,000	415,000
Selling agent options	225,900	-
Warrants	4,647,807	9,597,000
Convertible debenture	5,000,000	5,000,000
Total possible dilution	10,388,707	15,012,000

For the periods ended September 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the nine months ended September 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”.  This Statement amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this Statement had no material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the nine months ended September 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

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

2.

RECLASSIFICATIONS:

The Statement of Operations presented herein contains reclassifications of expenses for the period from inception (March 26, 1959) through September 30, 2007 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

3.

2003 SHARE INCENTIVE PLAN:

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s financial statements for the nine months ended September 30, 2007 reflect the impact of this adoption.

During the nine months ended September 30, 2007, the Company recognized stock based compensation of $78,000.  Stock-based non-cash compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 was $58,715, which is the total weighted average grant-date fair value of the options granted and vested during the period, and was recorded to Professional services and Other general and administrative expenses in the Unaudited Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation. A total of 1,200,000 shares are authorized under the Plan, of which 525,000 restricted common shares have been issued and are included in the outstanding shares of the Company.

Little Squaw Gold Mining Company

Notes to Financial Statements (Unaudited)

3.

2003 SHARE INCENTIVE PLAN, continued:

Stock Options, Continued:

For the period ended September 30, 2007, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

4.58% - 4.79%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

109% - 128%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is the 10-year life of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)
Options outstanding at the beginning of the period	415,000	$ 0.38
Granted	100,000	$ 1.07
Exercised	0	$ 0.00
Forfeited	0	$ 0.00
Options outstanding at the end of the period	515,000	$ 0.51	8.4
Options exercisable at the end of the period	515,000	$ 0.51	8.4
Options available for future grants	160,000

Common Stock and Stock Warrants

During the nine month period ended September 30, 2007, we issued a total of 6,534,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,505,194 issued for Class B Warrants exercised, for net cash proceeds of $1,235,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

Stock and Option Grants to Affiliates

There were grants of 50,000 shares of common stock and 100,000 options to an affiliate, Rodney Blakestad, during the quarter ended September 30, 2007 as part of his employment agreement as Vice President of Exploration.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Plan of Operation

We, Little Squaw Gold Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Little Squaw is an exploration-stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). We are primarily an exploration stage company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, we believe that the payback to stakeholders for successful exploration is normally greatest during the discovery phase of an exploration program.

We, Little Squaw Gold Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Little Squaw is an exploration-stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). Based on capital returns, the back for successful exploration is very high.

None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer gold production on our Chandalar property, the property is still in the exploration stage. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture there can be made. There is no assurance that a commercially viable deposit will be proven through exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then either joint venture or sell the properties to qualified major mining companies. Under certain circumstances, we may choose to develop a mineral deposit discovery. We intend to focus our activities only on projects that are primarily gold deposits.

As a result of our favorable drill results described below on the alluvial deposits on our Chandalar property, we are currently evaluating the potential of beginning an extraction program that may generate significant revenues and cash flow beginning as early as summer of 2009. We do not intend to conduct hard rock mining operations on our own account at this time.

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

Completion of the 2007 Exploration Program

As scheduled, we completed our planned seasonal field exploration activities on the Chandalar property mid-September, with demobilization activities wrapping up at the end of September. Our accomplishments fall into three key categories: 1) delineation of a large placer gold deposit recently identified by drilling in Little Squaw Creek, 2) development of hard-rock gold prospects by excavator trenching at a number of promising sites along geologic faults crossing the property, and 3) completion of a geophysical program related to enhancing the hard-rock gold exploration program. Additionally, we completed considerable upgrading of the local infrastructure, including new roads, extension of the Squaw Lake airstrip and an upgraded exploration base camp.  The Squaw Lake airstrip can now accommodate larger aircraft, which will allow for air transportation of larger pieces and volumes of cargo, substantially reducing our air freighting costs and dependency on transportation of supplies and equipment over the winter ice road, which is available only during late winter to spring ice breakup.

Results of Exploratory Drilling in Little Squaw Creek Drainage

This exploration front involves reverse circulation (“RC”) rotary drilling of the Little Squaw Creek gravels (or alluvium) to eventually establish placer gold reserves that are compliant with SEC Industry Guide 7 criteria.

The original 1905 gold strike in Little Squaw Creek consisted of gold nuggets showing in the gravel beds of the upper reaches of the creek where old records show about 30,000 ounces of gold averaging one ounce per cubic yard (yd³) were produced (including nuggets ranging up to 10 ounces).  The geology of the creek drainage is highly favorable for vastly larger but lower grade placer gold deposits, the nature and extent of which were beyond the development capabilities of early miners. We realized the large undeveloped prospective zone in the creek drainage as an attractive discovery target which is now bearing good results.

An extensive delineation drilling program designed to determine the extent of this promising find was initiated during the second quarter of 2007, and was completed during the third quarter. This program incorporated a reverse-circulation rotary drill and involves a grid consisting of 10 lines of boreholes spaced 500 feet apart that are perpendicular to Little Squaw Creek from its upper reaches to beyond the outlet of the stream valley. These holes are generally spaced 50 to 100 feet apart along the drill lines and range from 150 to 200 feet in depth. A total of 15,550 feet of drilling was accomplished in 111 drill holes, of which 99 were completed to their targeted depths. The seasonal drilling program concluded on September 15, 2007.

The drilling spans about a mile along Little Squaw Creek. It tests a channel deposit of exposed alluvial (fluvial) gravel fill in the upper reaches of the creek, which were found to transform into a buried alluvial fan in the lower reaches of the creek. Its objective was to determine the particulate gold content in the gravels of the historical water courses underlying the flowing creek, which is geologically the most promising prospect for alluvial gold deposition, as well as its right and left limits (the subterranean contacts between gravel fill and bedrock on the right and left sides of the stream when looking downstream). The drilling found a near-surface layer of glacial clays 45 to 80 feet thick (averaging 74 feet) containing traces of gold mineralization in the lower reaches of the creek. This layer overlies a 25 to 124-foot-thick layer (averaging 86 feet) of mineralized material consisting of gold-bearing stream gravel sitting atop bedrock. Our geologists interpret this to be a preserved ancient alluvial fan connected to the channel deposit of gravels in the upper reaches of Little Squaw

Creek where the drilling found gold-bearing gravels from five feet thick up to 200 feet thick across the various drill lines. The mineralized sectors of these channel gravels generally average between 125 and 150 feet thick.

The quantities of native gold being systematically recovered from the drill samples indicate that potentially economic levels of gold exist in the extensive subsurface gravel stratum. Substrate samples were collected continuously every 5 feet down the boreholes. A total of 3,110 drill samples were collected, and sample results have been received for 921 (30 percent) of those samples reported to date. The sample results were and are being obtained via a sophisticated sample-reduction process that recovered the native gold contained in the drill cuttings. This process of staged, or sequential, gravity gold separations started in the field and finished in a highly controlled laboratory environment. The recovered gold was then weighed on electronic scales accurate to a tenth of a milligram, and a photographic record of it made. Subsequently, engineering calculations were made to determine the content of gold in each yd³ of gravel. This work is still in progress, with partial results reported below. We will release additional factual results as the work is completed.

The Company has retained the services of Jeffrey O. Keener, a well-recognized consulting geologist and placer mining specialist in Alaska, to help direct the placer evaluation drilling program and manage the drill sample reduction process. Mr. Keener’s company, Metallogeny, Inc. is currently processing all of the remaining drill samples to precisely determine the gold values they may represent. Metallogeny is an independent private company based in Fairbanks, Alaska, that specializes in placer gold deposit evaluations. It has been responsible for all sample collection at the borehole sites and preliminary field analyses of the samples. Furthermore, Metallogeny has had exclusive possession of all borehole samples, thereby providing independent sample security from the time of borehole extraction through transport to the Fairbanks laboratory, including completion of the sample processing protocol.

Following are details of reportable results as of the date of this filing:

Preliminary Estimates of Mineralized Material

Our 2007 placer gold drilling project has outlined an estimated 7.5 million yd³ of mineralized material on the Little Squaw Creek drainage located on our Chandalar, Alaska, mining property. This estimate of mineralized volume is based on the cross sectional analyses of the ten drill lines that transect the drainage at regular intervals. Spatial limits and overall grade of the gold-bearing gravels containing the potentially economic “Mineralized Horizon” have not yet been determined. The placer gold deposit remains open for expansion in three directions. The Company sees exploration potential for an additional 30 million yd³ of mineralized gravels within the Little Squaw Creek and adjacent Big Squaw Creek drainages.

Mr. Keener of Metallogeny has remarked: “We knew there was a possibility of finding rich placer concentrations on Little Squaw Creek; however, we are learning that the paystreak is wider, thicker, and longer than previously known. I am very impressed with the magnitude of our discovery and feel that the mineral deposit has the potential to become a significant economic gold resource for Little Squaw Gold Mining Company.”

Metallogeny has reported the results of two borehole lines; Drill Line 4 and Drill Line 3, in order of announcement. The average recoverable gold value for the two borehole lines reported to date is $15.16 per yd³ based on a gold price of $600 per ounce (see the Company’s press releases of August 23 and September 10). At a $700-per-ounce gold price, the average value for the two borehole lines is $17.69 per yd³.

Drill Line 4:

In August we announced that the exploration program had generated exceptionally strong values for Line 4, a thick section of gravel Mineralized Horizon of up to $52.48 per yd³ over 110 vertical feet (based on a price of $600 per ounce).

Final sample reduction results for all 16 drill holes on Line 4 show the Mineralized Horizon to average 82 feet thick with an average recoverable gold value of $15.80 per yd³. The table below summarizes these drill hole sample results. Noteworthy, the east half of the line averages about 78 feet thick at $25.59 per yd³ in contrast to the west half which averages about 86 feet thick at $6.93 per yd³.

2007 Placer Drilling Program Reverse Circulation Drill Hole Summary Little Squaw Creek - Line 4 (800 feet long) As of August 22, 2007
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Depth (ft)	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
		Thickness (ft)	Thickness (ft)	($/bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	UNCUT	UNCUT
East Half Of Line							East end of line 4
1East	85.0	45.0	40.0	$ 46.74	$ 46.74	20' @ $75.72/bcy	Includes 5' @ $158.57/bcy
1	115.0	63.0	52.0	$ 15.75	$ 15.75
2	136.0	76.0	60.0	$ 19.32	$ 19.32
3		45.0	abandoned
3B	149.0	51.0	98.0	$ 21.49	$ 21.49	40' @ $49.80/bcy	Includes 5' @ $121.30/bcy
4	150.0	78.0	72.0	$ 17.10	$ 17.37
5	157.0	72.0	85.0	$ 5.37	$ 5.37
6	175.0	65.0	110.0	$ 23.48	$ 52.48	25' @ $193.35/bcy	Includes 5' @ $821.38/bcy
7	188.0	83.0	105.0	$ 16.88	$ 23.63
Average =	144.4	66.6	77.8	$ 19.29	$ 25.59
Yards =	48.1	22.2	25.9

West Half Of Line
8	193.0	82.0	111.0	$ 1.81	$ 1.81
9	186.0	88.0	98.0	$ 4.50	$ 4.50	20' @ $51.67/bcy	Includes 5' @ $100.36/bcy
10	168.0	80.0	88.0	$ 2.30	$ 2.30	15' @ $49.75/bcy	Includes 5' @ $76.10/bcy
11	149.0	82.0	67.0	$ 7.72	$ 7.72	10' @ $75.08/bcy	Includes 5' @ $132.58/bcy
12	155.0	83.0	72.0	$ 6.29	$ 6.29	10' @ $70.42/bcy	Includes 5' @ $110.55/bcy
13	162.0	82.0	80.0	$ 28.86	$ 31.22	45' @ $119.66/bcy	Includes 5' @ $880.11/bcy
14	168.0	77.0	91.0	$ 3.03	$ 3.03
15	158.0	79.0	79.0	$ 2.12	$ 2.12
Average =	167.4	81.6	85.8	$ 6.66	$ 6.93		West end of line 4

This potentially economic Mineralized Horizon is an ancient fluvial fan deposit of stream gravels lying on schist bedrock, overlain by about 75 feet of glacial overburden (clay and cobbles) containing sparse gold values. The continuous five-foot sample intervals within the Mineralized Horizon range in value from $-0- to $880 per yd³. The drill holes are spaced about 50 feet apart along Line 4, crossways testing more than 800 feet—the width of the Mineralized Horizon. The Mineralized Horizon on Line 4 is open on both ends to further extension by additional drilling.

Drill Line 3:

In September, we announced that the wide, thick section of gravel Mineralized Horizon defined on Line 4 carries unabated to Line 3, a parallel line located 500 feet downstream. A five-foot intercept of $1,917.74 per yd³ occurs in Hole 7 East (based on a gold price of $600 per ounce). The table below summarizes Line 3 drill hole sample results.

Little Squaw Creek - Line 3 (1,188 feet long)
As of September 7, 2007

Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade Includes
Number	Depth (ft)	Overburden	Gravel	Fluvial Gravel	Best Intercept
		Thickness (ft)	Thickness (ft)	($/bcy)	Over $50.00/bcy	Comments
				CUT & UNCUT
9 East	114.0	89.0	25.0	$ 27.37	5' @ $174.30/bcy	Only pay interval in hole. East end line 3
7 East	128.0	74.0	54.0	$ 48.47	5' @ $1,917.74/bcy	No nuggets > 150 mg
5 East	138.0	64.0	74.0	$ 20.22	15' @ $59.03/bcy	Includes 5' @ $153.60/bcy
3 East	147.0	49.0	98.0	$ 13.18
1	159.0	48.0	111.0	$ 10.44	10' @ $82.24/bcy	Includes 5' @ $107.18/bcy
3	174.0	63.0	111.0	$ 14.95	15' @ $58.85/bcy	Includes 5' @ 67.54/bcy
5	165.0	64.0	101.0	$ 10.42	5' @ $53.97/bcy
7	173.0	82.0	91.0	$ 8.91	10' @ $56.95/bcy	Includes 5' @ $81.83/bcy
9	193.0	88.0	105.0	$ 8.57	5' @ $62.81/bcy
12	210.0	86.0	124.0	$ 10.96	10' @ $112.16/bcy	Includes 5' @ $139.26/bcy. No bedrock
10 Hole Averages =	160.1	70.7	89.4	$ 14.57
Yards =	53.4	23.6	29.8

15.5	210.0	110.0	100.0	$ 1.22		Last interval = 5' @ $27.15. No bedrock. West
						end of line 3
Avg Of Entire Line =	164.6	74.3	90.4	$ 12.14
Yards =	54.9	24.8	30.1

Legend:	ft = feet; bcy = bank cubic yards (in-situ cubic yards); mg = milligrams
	Gold price at $600 per ounce; fineness = 850
	Swell factor for dry samples = 150%, Slime loss factor for wet samples = 15%
	Cut = Gold nuggets >150 mg cut to 150 mg for purpose of calculating value/cubic yard
	Uncut = Entire gold nugget of > 150 mg entered into calculating value/cubic yard
	Cut & Uncut = Same values for both; no nuggets recovered

Overall, final sample values for drill Line 3 are as strong as they are for Line 4, with the Mineralized Horizon showing remarkable consistency and continuity. Sample reduction results for 10 of the 11 drill holes on Line 3 show the Mineralized Horizon to average a thickness of 90 feet with a weighted average recoverable gold value of $14.51 per yd³, versus a thickness of 82 feet with a weighted average recoverable gold value of $15.80 per yd³ for Line 4. Glacial overburden on Line 3 averages a thickness of 71 feet, compared to a thickness of 74 feet on Line 4. The Mineralized Horizon on Line 3 is at least 1,000 feet wide; while on Line 4 it is at least 800 feet wide. The drill holes are spaced about 100 feet apart on Line 3, whereas on Line 4 they are about 50 feet apart.

Drill Hole 15.5 on Line 3 is a 175-foot step out to the west of Hole 12 and may have tagged the western limit of the potentially economic Mineralized Horizon. That hole used the maximum available drill stem of 210 feet without reaching bedrock. Its last five-foot sample runs $27.15 per yd³, indicating the underlying bedrock contact should contain high values. About 1,200 feet to the east, bedrock rises to 114 feet in Hole 9 East, and the placer gold deposit essentially remains open to the east, as well as downstream northward towards Line 2 — a distance of some 500 feet, where drilling is in progress.

Encouragingly, initial field processing of drill samples from the majority of the dill holes on most of the other drill lines show gold recovery values similar to Lines 3 and 4 over similar Mineralized Horizon thicknesses. The continuity of the Mineralized Horizon for the length of the drilling on Little Squaw Creek appears to be very good with the exception of a possible short break at a constriction in the drainage where the channel gravels open up and merge into the buried alluvial fan.

We believe the gold-bearing gravel fill in the Little Squaw Creek drainage of our Chandalar property is comparable to the paystreaks of many historic placer deposits in Alaska that were profitable mining ventures. It is easily accessible near our newly expanded airstrip. We expect a continuation of drilling during the 2008 field season will further establish the size and grade of the potentially economic Mineralized Horizon which we might rapidly exploit into cash flow for the Company. We intend to use this development as a stepping stone to explore the multimillion-ounce potential of the hard rock deposits that are the source of this placer gold.

Hard-Rock Exploration

Historical workings and records clearly indicate that gold deposits of economic significance have been mined in the past on the Chandalar property. These workings were limited to exposed surface veins of quartz. The veins sporadically occur within large deep-seated fault structures often miles in length that cut across the property. We have undertaken exhaustive geological mapping and rock and soils geochemical surveys involving thousands of assay samples to establish where these interesting veins may be reflecting a substantial gold deposit, perhaps with large associated zones of disseminated gold mineralization in their enclosing rock formation.

During the 2007 exploration season, we executed on our planned trenching program on several hard-rock targets. Bedrock mineralization exposed by our trenching program was subjected to intensive, continuous length rock chip channel sampling. Diamond core drilling previously planned for this year could not be accomplished due to the unavailability of core drilling contractors for the current season. Diamond core drilling of the hard-rock exploration targets is being planned for as part of the 2008 exploration activities, provided funds are available and a drilling service company can be retained.

There are thirty-five hardrock gold prospects on the Company's 23-square-mile claim block. Several of these prospects are the source of the gold in the promising placer gold deposit the Company drilled on Little Squaw Creek. In conjunction with that drilling, the Company engaged in an extensive surface prospecting program to locate new sites of gold mineralization and also attempt to delimit it on many of the known prospects. That work involved a ground magnetic geophysical survey of 28 line miles on sixteen prospect areas, the collection and analyses of about 800 surface rock and soil samples, and a trenching program using its own excavator to obtain subsurface samples on many of these prospects. Some of the trenching was designed to explore for disseminated, bulk-tonnage-style mineralization that may be associated with the big fault structures. Forty-one trenches aggregating approximately one mile in length were dug with more than 550 rock-chip channel samples collected. Ten of those trenches were subsequently reclaimed.

We have reported on the 2007 trenching results on three targets:

Pallasgreen Prospect

We exposed important gold mineralization during an excavator trenching program on the Pallasgreen prospect. The trench cut a 30-foot-wide structure that assays 11.43 parts per million (ppm) gold, or 0.333 ounces gold per short ton (oz Au/st).

Thirty feet represents the approximate true width of the Pallasgreen structure. Continuous five-foot-long rock-chip samples were taken across the structure at a depth of about ten feet by an independent professional geologist. The 11.43 ppm gold represents the weighted average of the sample results, which is skewed by one five-foot sample assaying 59.2 ppm (1.727 oz Au/st). The structure is composed of a strong fault zone in schist containing clay fault gouge, several sulfide-bearing quartz veins, and breccia composed of quartz shards embayed in limonite, or iron oxide cement.

Geologic mapping with magnetic and soil sample surveys show the mineralization to be at least 400 feet long within a structure potentially a mile or more in length. This discovery lies within a large grassy meadow underlain by frozen soil (permafrost). Two additional trenches were attempted to cut strike extensions of the structure, which we anticipate will be completed in the 2008 field once the permafrost in the open trenches thaws. Subsequent diamond core drilling is planned to explore the mineralized zones within the Pallasgreen structure provided funding is available and we can secure a drill contractor for the project.

Pioneer Prospect

Excavator trenching on the Pioneer prospect cut a 25-foot-wide structure that assays 10.33 ppm gold, (0.302 oz Au/st).

The Pioneer structure is a west-trending fault zone traced for six miles across the northern sector of the Company’s mining claims. Gold mineralization occurs intermittently along the structure. The erosion of this mineralization feeds gold particles into the Little Squaw Creek placer gold deposit. Trenching targeted a 2,000-foot-long gold-in-soil geochemical anomaly. A series of four trenches have tested the geochemical anomaly over 540 feet of strike length, exposing gold mineralization over 320 feet. Gold values are hosted in irregular pinching and swelling quartz lenses and stringers that impregnate a thick fault zone, or shear zone, cutting schist bedrock.

In trench PN-31, two sets of samples that crosscut the shear zone show a weighted average of 25 feet true thickness at 6.49 ppm (0.190 oz Au/st). One set runs 10.33 ppm gold (0.302 oz Au/st), as reported above. The second set across the same shear zone assays 25 feet at 2.62 ppm gold (0.077 oz Au/st). This variability reflects the presence of free gold particles irregularly dispersed in the sheared and crushed rock.

Samples of quartz veins exposed in a shallow trench 45 feet and 90 feet to the west of trench PN-31 assay 25.50 ppm gold (0.745 oz Au/st) over a width of 3 feet, and 71.40 ppm gold (2.085 oz Au/st) over a width of 2.5 feet, respectively. Trench PN-30 is 230 feet east of PN-31 and again cuts the shear zone-hosted vein system, showing a true thickness of 7 feet at 5.58 ppm gold (0.163 oz Au/st). Adjacent rocks in the footwall of this intercept show strongly anomalous gold at 0.20 ppm over 45 feet true thickness. Trench PN-29 cut the shear zone 540 feet to the east of trench PN-31, but only traces of gold were detected. This trench also exposed a greenstone (or diorite) intrusion that invades the schist, which may have some bearing on the presence (or lack) of gold mineralization.

The strong gold mineralization found thus far in the Pioneer shear zone extends for at least 320 feet and is open-ended to the west. We believe that, with these dimensions and its proximity to our Pallasgreen discovery, the Pioneer prospect is an excellent drilling target where we could potentially discover a significant deposit of gold in the coming year. We plan to drill a series diamond drill core holes in the gold-bearing Pioneer shear zone during the 2008 field season provided funds are available and a drilling contractor can be secured to do the job.

Summit Prospect

Excavator trenching on the Summit prospect cut a 20-foot-wide structure that assays 10.58 ppm gold, or 0.309 oz Au/st. (This equates to 10.58 grams per metric ton or 0.340 ounces gold per metric ton.)

The Summit structure is a west-trending shear zone traced for over a mile across the central sector of the Company's Chandalar mining claims, where prospecting has identified gold mineralization occurring over at least 1,800 feet of its strike length. Gold values are hosted in irregular pinching and swelling quartz lenses and stringers that impregnate a thick fault zone, or shear zone, cutting schist bedrock. Company records show that former mining lessees extracted 2,043 tons averaging 1.54 oz Au/st from two short tunnels driven into the structure.

Trench SUM-10 cut the Summit structure about 300 feet beyond the western limits of old tunnels and revealed 20 feet (true thickness) at 10.58 ppm (0.309 oz Au/st). This is a sample length to grade-weighted average and includes a five-foot zone that assays 41.80 ppm gold (1.221 oz Au/st). A small exposure 45 feet east of the trench (towards the tunnels) assays 16.25 ppm gold (0.475 oz Au/st) over one foot. Additionally, an exposure about 100 feet west of Trench SUM-10 assays 1.94 ppm gold (0.057 oz/Au/st) over 4.5 feet. Trench SUM-10 is the only trench that cut the main Summit structure during the recent exploration campaign. Trench SUM-8 was dug in the footwall of the Summit structure near the old tunnels and was not extended to cross the main structure. It intersected 40 feet of 0.58 ppm gold (0.017 oz Au/st) associated with a zone of thin, sheeted, quartz veins.

Trench SUM-10 was dug to follow up on and check the results of drill hole SUM-10, a reconnaissance reverse-circulation percussion (or hammer) hole drilled in 2006. Hole SUM-10 hit 45 feet of 0.69 ppm gold (0.020 oz Au/st), including 5 feet of 3.24 ppm gold (0.095 oz Au/st), at a point approximately 50 feet below where the trench was later dug. This hole also intersected a parallel hanging wall zone of 10 feet of 0.97 ppm gold (0.028 oz Au/st), which Trench SUM-10 did not extend to. The variability between trench and drill hole sample assay results likely reflects a nugget effect caused by the presence of free gold particles irregularly dispersed in the sheared and crushed rock. It may also show that the reconnaissance percussion drilling was not an effective tool in gaining quantitative information.

In 2006, the Company drilled three reconnaissance percussion drill holes under the old tunnels. Drill hole SUM-7 returned 45 feet of 1.36 ppm gold (0.04 oz Au/st), including 5 feet at 5.71 ppm gold (0.167 oz Au/st); drill hole SUM-8 returned 10 feet at 9.05 ppm gold (0.264 oz Au/st) plus 45 feet at 0.52 ppm gold (0.015 oz Au/st); and hole SUM-9 returned 85 feet at 0.69 ppm gold (0.028 oz Au/st), including 5 feet at 5.52 ppm gold (0.161 oz Au/st).

To summarize, combined reconnaissance-level drill and excavator trenching data, together with historic mill recovery records, indicate auriferous quartz veins occur within wider aureoles of lower-grade, sheeted veins and disseminated gold values. Exploration results thus far indicate mineralized widths of 10 to 60 feet containing average grades of 0.5 to 10 ppm gold (0.015 to 0.292 oz Au/st). The 1,800-foot-long Summit mineralized system, controlled by the Summit structure, is open in both directions. Soil sampling and ground magnetic surveys indicate that gold mineralization extends another 1,500 feet to the east, where further trenching is planned. The Company intends to commence diamond core drilling of the Summit structure in the summer of 2008 provided funds are available and a drilling contractor can be secured to do the job.

We believe that there is a reasonable expectation that a large, bulk-tonnage, low-grade gold deposit may exist at the Summit prospect.

Broken Hills West, Nevada

The Company is attempting to enhance its chances of making a gold deposit discovery and to mitigate its risks in doing so by expanding its exploration activities beyond its Chandalar property into various other favorable geologic provinces and mining friendly regions, and to places where its field activities will be less affected by climate. The Broken Hills West property was acquired in 2006 in keeping with this strategy. The property is located in west central Nevada near Reno, and is accessible by paved highway. We lease 28 unpatented federal lode mining claims covering 560 acres from a private prospector. The property is in a prolific gold producing area. We acquired it on the basis of favorable geology and surface geochemistry. Tertiary felsic volcanic, high angle Walker Lane structures and widespread hydrothermal alteration and associated iron-oxide impregnations are thought to be associated with hidden high-grade epithermal vein mineralization.

During the current quarter ended September 30, 2007, we continued with our surface evaluation started earlier in the year. A detailed geologic map was finalized in conjunction with the collection and analyses of about 80 rock samples. A soil sample grid covering the entire claim block was completed with 400 samples collected and analyzed. The results of this work support but do not significantly enhance our original target concepts for finding a blind (or buried) gold vein system. We have yet to recognize a definitive drill target. The next stage of evaluation will involve a geophysical survey incorporating induced potential and ground magnetometry. We intend to undertake this work in early 2008 provided funds are available and a suitable geophysical contractor can be engaged to do it.

Pedra de Fogo, Brazil

In March of 2007, we acquired the Pedra de Fogo gold exploration property in Goias State, south central Brazil.  The property covers about 45 square miles of prospective Precambrian greenstone geologic terrain within a prolific mining region between two large producing gold mines: Chapada, 30 miles to the east, and Crixas, 20 miles to the south. Past production and current resources for both mines total 8.7 million ounces of gold. Our property is located near the town of Reisopolis and road access is excellent. This acquisition is consistent with our philosophy to geographically diversify our gold exploration activities into prospective and politically friendly areas and to extend our capabilities to conduct field work year-round.

We acquired the property under a 20-year mining lease agreement with private prospectors.  The prospectors, both of whom are geologists, also provided us with a significant technical data package, including geologic, stream-sediment, and soil-geochemical maps. The property mine rights cover strong and continuous geochemical gold anomalies in stream sediments that we confirmed through due diligence sampling.  Earlier this year, we initiated an aggressive exploration program to identify the source(s) of the geochemical gold anomalies.

During the quarter ended September 30, 2007, we continued our initial exploration activities, with surface soil and rock samples being taken broadly across the property. In October, we announced that the recently completed orientation soil geochemical survey identified four substantial gold-anomalous areas...

A total of 470 soil samples and 28 rock samples were collected for this survey along a series of east-west and north-south sample lines. These lines crossed over areas previously identified by stream sediment sampling as having gold source areas within several large drainages. Bedrock in this region is largely concealed by thick, subtropical, lateritic soil. The largest gold-anomalous area recognized so far is about 1,500 feet wide and extends north-south over 3 miles across several drainage basins on the east side of the property. Consulting geologists working the program believe this target is associated with a stratum of banded iron formation.

All four target zones found by the soil sampling are open-ended and appear to identify source areas for the gold recognized in the earlier stream sediment sampling. The soil anomalies are all linear, trending northward, and range from 1,500 to 3,000 feet in width by 1 to 3 miles in length. One possible source area was identified by rock chip sampling of small isolated outcrop of quartzite that yielded 0.544 ppm gold near where a series soil samples assay 0.131 to 1.44 ppm gold.

Each of the gold-in-soil anomalies is also coincident with geochemical anomalies for the gold mineralization pathfinder elements of copper, zinc, arsenic and barium. Although the geochemically anomalous values are subdued, they are typically an order of magnitude above background for all five of these elements. The level of the anomalous values may be due in part to the shallow (hand) sampling method used. It is expected that mechanical auger sampling will generate stronger anomalous results.

We are encouraged by the consistency, continuity and size of the gold anomalies we've found in the soil mantle. The coincidence of gold occurring with not only four pathfinder elements, but also with key stratigraphic layers in the greenstone sequence is also promising.

Mechanized follow-up soil sampling and trenching are planned in the coming months to better examine the cause and extent of the gold anomalies we have identified, provided adequate funds are available..

Corporate Expansion Developments

We continue to aggressively pursue additional exploration property acquisitions within selected countries in the Americas, primarily in the continental U.S., Mexico, and Brazil, in our efforts to expand the asset base and exploration opportunities for the Company. We have signed a letter of intent to enter into a mining lease agreement with a prospector for a gold property located in State of Sonora in northern Mexico. This arrangement temporarily ties up the mineral estate while we negotiate for access rights with the rancher owning the surface. There are numerous old drill holes on this property which contain significant intercepts of strong gold values. There is no assurance that we will be able to successfully conclude all negotiations necessary for us to conduct operations on the property.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund future exploration and working capital requirements. Our plans for the long term continuation as a going concern include financing future operations through sales of common stock and/or debt and the eventual vending or profitable development, either by ourselves or through qualified operator partnerships, of our mining properties.  Our plans may also, at some future point, include the formation of exploration, development or mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property. During the second half of 2006 and the first quarter of 2007, we were successful in obtaining financing for operations through 2007.

On September 30, 2007 we had total liabilities of $1,254,426 and total assets of $3,946,189.  This compares to total liabilities of $1,174,113 and total assets of about $4,933,420 on December 31, 2006.  As of September 30, 2007, the Company’s liabilities consist of $914,292 convertible debenture, net of discounts, $20,055 accrued interest, $50,000 for environmental clean up, $200,805 in outstanding accounts payable and $69,274 accrued other liabilities.  The increase in liabilities compared to December 31, 2006 is due to an increase in accounts payable and other accrued liabilities which was partially offset by a reduction in commissions payable in a private placement which closed on December 27, 2006. The increase in trade accounts payable and accrued liabilities resulted from increased vendor, contractor and employee transactions as we executed our large exploration program in the second and third quarters of 2007. The carrying value of the convertible debenture increased due to the continuing amortization of a discount previously recognized.  The decrease in total assets was due to cash payments to vendors, contractors and employees conducting exploration activities, partially offset by increases in cash inflows from exercise of Class A and Class B warrants. Additionally, cash was used to acquire equipment required to conduct exploration activities, satisfy advance payment requirements to contractors, and purchase gold specimens that had been mined from the Chandalar property for marketing and promotional purposes.

Our principal source of liquidity during the nine months ended September 30, 2007 has been through debt and equity financing and exercises of warrants associated with previous private placement activities. Financing activities provided cash of $2,110,873 and $2,186,294 during the nine months ended September 30, 2007 and 2006, respectively.  We used cash in operating activities of $3,228,665 and $1,238,259 during the nine months ended September 30, 2007 and 2006, respectively.  Additionally, we used a total of $1,732,309 of cash in investing activities to purchase $1,030,359 of short-term investments, $9,999 to acquire additional claims and $691,951 to purchase equipment during the nine months ended September 30, 2007, compared to $369,805 to purchase equipment, $11,813 to stake additional claims and an additional $23,503 to acquire equipment through a capital lease during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we issued a total of 6,534,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,505,194 issued for Class B Warrants exercised, for net cash proceeds of $1,235,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related to that individual’s holdings of our common stock.

Exploration costs for the final quarter of calendar 2007 are expected to be between $300 and $500 thousand, significantly less than amounts spent during the second and third quarter as a result of the wind-up of seasonal exploration activities in Alaska. Total exploration costs for calendar 2007, including acquisitions of capital equipment, are expected to total between $2.7 million and $2.9 million compared to approximately $1.2 million for calendar 2006. This planned increase reflects the progressive nature of the exploration activities being conducted at the Chandalar property, as well as the beginning of exploration activities at the Broken Hills West and Pedra de Fogo properties. Additionally, due to the full employment of human resources and mineral exploration service companies (including drilling) within the mining industry, anticipated costs for drilling and other field expenses are expected to be higher for comparable services in 2007. The 2007 drilling program in the Little Squaw Creek drainage on our Chandalar, Alaska property resulted in the discovery of a large placer gold deposit that is potentially commercially viable, and expenditures there in the coming year are expected to sharply increase as we move it into an advance exploration phase.

To meet the funding requirements of future property acquisitions and exploration activities at our properties, we anticipate continuing to explore financing opportunities, including issuing equity or debt. We believe we have sufficient funds and financing to continue operations at a fully-staffed level for the next 12 months.  However, without additional successful financing during 2007 or early 2008, we may not have sufficient funds to enter into a full exploration program in 2008. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

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

Except for the foregoing, neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory or governmental proceedings.  We are not aware of any proceeding that a governmental authority is contemplating relating to us or our properties.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

We completed the following sale of unregistered securities during the nine months ended September 30, 2007:

During the nine months ended September 30, 2007, we issued a total of 6,534,961 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,465,194 issued for Class B Warrants exercised, for net cash proceeds of $1,215,934, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his new employment as Vice President of Exploration, 28,767 shares issued for satisfaction of interest on the convertible debenture, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.  The common shares issued upon exercise of the Class A and Class B Warrants within the United States or by or for the account or benefit of a “U.S. Person”, as that term is defined in Rule 902 under Regulation S under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), or to a person within the United States were issued by the Company pursuant to an exemption from the registration requirements of the U.S. Securities Act provided by Rule 506 of Regulation D under the U.S. Securities Act.  The common shares issued upon exercise of the Class A and Class B Warrants outside the United States and by or for the account or benefit of non-U.S. Persons or persons outside the United States were issued by the Company pursuant to an exemption from registration requirements of the U.S. Securities Act provided by Rule 903 of Regulation S under the U.S. Securities Act.

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

Date:  November 13, 2007

LITTLE SQUAW GOLD MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2007

LITTLE SQUAW GOLD MINING COMPANY

By   /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer