Form 10KSB
period 2007-12-31
LITTLE SQUAW GOLD MINING CO
filed 2008-04-14
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to  ____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the price at close of market on March 10, 2008 of $0.65, the aggregate market value of the Registrant’s common stock held by non-affiliates was $22,670,472.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 10, 2008, 36,444,112 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 5, 2008 have been incorporated by reference into Part III, items 10,11, 12, 13 and 14 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes[  ]           No [X]

GLOSSARY OF TERMS

ADIT:  An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

AGGRADATIONAL PLACER:  A placer deposit resulting from the up-building performed by a stream in order to establish or maintain uniformity of grade or slope. It involves the natural filling up of a bed of a water course at any point of weakening of the current, by deposition of detritus and valuable heavy minerals (gold). Fanlike graded plains are often formed by the continual shifting of the streams at the foot of a declivity.  This can result in the deposition of an unusually thick sequence of heavy minerals of stacked streaks and disseminations throughout the entire thickness of the aggraded sedimentary section. Such placer deposits are potentially amenable to low cost bulk mining techniques.

ALLUVIUM:  A general term for all detrital deposits that result from the operations of modern streams and rivers, including the sediments (gravel, sand and  silt) laid down in stream and river beds, flood plains, lakes, fans at the foot of mountain slopes, and estuaries.

ALLUVIAL FAN:  A cone-shaped deposit of alluvium made by a stream where it runs out onto a level plain meets a slower stream. The fans generally form where streams issue from mountains onto lowland. It is steepest near the mouth of the valley where its apex points upstream and it slopes gently and convexly outward with gradually decreasing gradient.

ALTERED ROCKS:  Bedrock wherein the minerals constituting it have been wholly or partially converted to other minerals, commonly chlorite or sericite, by the action or cooking of hot gasses and water (hydrothermal fluids) rising from deep within the earth.

ASSAY:  A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

ASSESSMENT WORK (ANNUAL LABOR):  The annual work upon an unpatented mining claim on the federal public domain necessary under the United States law, or in the case of public state land of the laws of the individual states, for the maintenance of the possessory title thereto.

AUREOLES:  A zone surrounding an igneous or quartz intrusion in which the character of the surrounding rock has been altered by heat and introduced hot liquids.

AURIFEROUS:  Said of a substance or mineral-bearing deposit that contains gold.

BANK MEASURE (BANK CUBIC YARD:  The measurement of material in place, such as gravel in a deposit before excavation. In placer work, values are normally reported as dollars and cents per cubic yard, and unless specified otherwise, this means a cubic yard in place, or bank measure. This is usually reported by the notation of “bcy”.

BRECCIA:  A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BEDROCK PLACER:  A generally thin section of gravels hosting a concentration or streak of heavy minerals oftentimes lying beneath less mineralized gravels and resting on solid rock (bedrock) beneath the gravel sequence. The concentrations or streaks are usually of irregular shape and tend to be discontinuously distributed. Relatively high cost selective mining techniques are generally employed.

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

FINE GOLD:  Pure gold, i.e., gold of 1000 fineness.

FINENESS:  The portion of pure gold in bullion or in a natural alloy expressed in parts per thousand. Natural gold is not found in pure form; it contains varying proportions of silver, copper, and other substances. For example, a piece of natural gold containing 150 parts of silver and 50 parts of copper per thousand and the remainder pure gold would be 800 fine.

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

GRAVEL:  An unconsolidated deposit of pebbles, cobbles, or boulders that has been water washed and with at least somewhat rounded particles. Sand, silt and clay are usually mixed in too.

GRAVITY SEPARATION:  The treatment of mineral particles which exploits the differences between their specific gravities in the recovery process.

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

LOOSE CUBIC YARD:  All placer mining reserves and resources are reported in bank cubic yards, but production and costs are reported in loose cubic yards. Loose cubic yards are calculated as the reserve plus the swell or void spaces. This is usually reported by the notation of “lcy”.

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

MESOTHERMAL:  Said of a mineral deposit formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids at considerable depth within the earth.

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

NATIVE GOLD (RAW GOLD):  Metallic gold found naturally in that state. See fineness.

NUGGET:  A water-worn piece of native gold. The term is restricted to relatively large sizes, not mere “colors” or minute particles. Fragments and lumps of vein gold are not called nuggets because the idea of alluvial origin is implicit.  For use in this report, anything larger than 150 milligrams is considered a nugget, and its weight specially treated in reporting the drill sample results so as to mitigate its skewing effects on the values reported.

ORE:  Material that can be mined and processed at a positive cash flow under current economic circumstances.

PALEOCHANNEL:  A remnant of a stream channel cut in older rock and filled with sediments of younger overlying rock; a buried stream channel.

PANNING:  Washing gravel or other material in a miner’s pan to recover gold or other heavy minerals. Gold is eighteen times heaver than water and rapidly concentrates in the bottom of the pan when the pan is agitated.

PARTS PER MILLION (PPM):  A standard unit of measure for assays. One ppm = 0.0292 Troy oz./ton.

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

PAY HORIZON:  Placer miner vernacular for the vertical section in a placer deposit containing significant, and possibly economic values.

PLACER & PLACER DEPOSIT:  A mass of gravel, sand or similar material resulting from the crumbling and erosion of solid rocks and containing particles or nuggets of gold or other heavy minerals such as platinum or tin that have been derived from the rocks or veins. A placer is an area where gold or other heavy minerals are or can be obtained by washing sand or gravel. Placer deposits are formed by attrition by river or stream action of the lighter rocks leaving the relatively inert, tough, and heavy minerals in a concentrated layer, generally along the contact of the alluvial material with the underlying bedrock. The term PLACER applies to ancient gravels as well as to recent deposits and to underground (drifts mines) as well as to surface deposits.

PLACER MINING:  That form of mining in which the surficial detritus is washed for gold or other valuable heavy minerals. There are deposits of detrital material containing gold which lie too deep to be profitably extracted by surface mining and which must be worked by drifting, or tunneling, beneath the overlying barren material.

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

TURBIDITE:  A sedimentary rock deposited from a turbidity current, and characterized by graded bedding.

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

LITTLE SQUAW GOLD MINING COMPANY

FORM 10-KSB

December 31, 2007

TABLE OF CONTENTS

PART I

7

ITEM 1. DESCRIPTION OF BUSINESS

7

ITEM 2.  DESCRIPTION OF PROPERTIES

14

ITEM 3.  LEGAL PROCEEDINGS

50

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

51

PART II

52

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  52

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

53

ITEM 7.  FINANCIAL STATEMENTS

63

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  92

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

92

ITEM 8B.  OTHER INFORMATION

92

PART III

93

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  93

ITEM 10.  EXECUTIVE COMPENSATION

93

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  94

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

95

ITEM 13.  EXHIBITS

96

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

97

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our properties being in the exploration stage;

•

risks related our mineral operations being subject to government regulation;

•

risks related to our ability to obtain additional capital to develop our resources, if any;

•

risks related to mineral exploration activities;

•

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our mineral properties;

•

risks related the possible dilution of our common stock from additional financing activities; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Incorporated in Alaska on March 26, 1959 and publicly traded since October 9, 1970, Little Squaw controls the Chandalar gold mining district in Alaska. In August of 2006, its on-going search for properties resulted in the acquisition of the Broken Hills West gold property in Nevada.  Then in March 2007, we acquired the Pedra de Fogo property in Goias Province in Brazil and in November of 2007, we acquired the Marisol gold exploration property in northern Sonora State, Mexico.  Management intends to grow the company through mineral property acquisitions, and although we are focusing our quest for such properties in the Americas, we may act on targets of opportunity any place in the world where we deem the risk/reward ratio acceptable. Our executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203, and our phone number there is (509) 624-5831.

We are an Exploration Stage company.  None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer production on our Chandalar property, the property is at an early stage of exploration.  The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is slight; however, our 2007 drilling program on an alluvial gold has indicated the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold at this writing.  While sufficient data has not yet been obtained to produce SEC Industry Form 7 compliant resource, we believe that sufficient data has been collected to complete a Canadian National Instrument 43-101 or similar report on this alluvial deposit. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture on any of them can be made.  There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

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

As a result of our favorable drill results described below on the alluvial gold deposits on our Chandalar property, we are currently evaluating the potential of beginning an extraction program that may generate significant revenues and cash flow beginning as early as summer of 2011. We do not intend to conduct hard rock mining operations on our own account at this time.

Conducting mining operations on our own account is a secondary objective at this time.  An alluvial gold mining operation could be implemented in order to finance the continuing hard rock exploration activities to locate what we believe to be a larger hard rock gold deposit higher in the terrain that is the source of the alluvial deposit.  Our primary objective is to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our mineral properties, and then joint venture or sell those properties to qualified major mining companies. We intend to focus our activities only on projects that are primarily gold deposits.

At this time we have four exploration stage mineral properties. Our principal property is in Alaska and is referred to as the Chandalar property.  A second property is in Nevada, known as the Broken Hills West property. In March of 2007, we acquired the Pedra de Fogo (“Rock of Fire”) gold exploration property in Goias State, south central Brazil. In November of 2007, we acquired the Marisol gold exploration property in northern Sonora State, Mexico.  Contingent on the success of a private placement, or PIPE offering currently in progress, our focus during 2008 will continue to be drilling exploration of the Chandalar and Marisol properties while surface evaluation activities involving geochemical and geophysical surveys are conducted on the Nevada and Brazil properties in preparation for possible drilling exploration in 2009 and beyond.  With the acquisition of the Nevada, Brazil and Mexico properties, our exploration field activities will not be restricted to just the summer months as it is in Alaska.

We are continuing our search for gold properties elsewhere in Nevada, in other states and in other countries in the Americas. We limit our searches to places where we believe the political risk is reasonable, that have well established mining codes, and where we believe the local operating environment is conducive to sustainable development. We are not engaged in any form of greenfield exploration or regional reconnaissance programs in our quest for new gold properties. Instead, we identify available properties owned by others where the presence of gold or gold drilling targets has already been established, then proceed with detailed geologic examinations and title due diligences before entering into mining agreements on those properties. Some ten examinations were made in Nevada during 2007, as well as one in Brazil.

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

Total recorded production from the Chandalar mining district is about 86,000 ounces, although actual historic production was probably much greater than the recorded production.  Recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 7,692 ounces from the Mikado and Little Squaw Mines combined, and 1,347 ounces from the Summit mine.  A total of 76,738 ounces of gold came from placer deposits.  Most of the placer production was derived from the Big Creek and Little Squaw Creek drainages, with some additional production from the Tobin Creek drainage.

In 1972 and 1976, we acquired all of the lode mining claims in the Chandalar district except for seven unpatented federal mining claims held by the Anderson Partnership. In 1978, we acquired all of the placer mining claims in the Chandalar district.  In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the unpatented federal mining claims were converted to State of Alaska Traditional mining claims, including the seven claims of the Anderson Partnership. During 2003, we purchased the seven Traditional mining claims from the Anderson Partnership for $35,000.  In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims, in 2004 we staked another eight 160-acre MTRSC claims, in 2005 we staked one more 160-acre MTRSC claim, and in 2006 we staked five more 160-acre MTRSC claims which were subsequently dropped after being evaluated in 2007, with two more 160-acre MTRSC claims staked in 2007, thereby increasing our Chandalar property to its present size of about 14,800 acres.

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of gold from placer operations. We estimate that at least another 468 ounces of gold were produced by a lessee between 2004 and 2007 that has not yet been reported to us. All production of native (or raw) gold on the property has been previously reported as 848 fineness (1,000 fine is pure gold); however, recent analyses of ten test samples we submitted to a certified laboratory has determined the gold purity to average 88.26 fine in Little Squaw Creek where all the samples came from.  This raw gold is a natural alloy containing about 88.3% gold, 6.8% silver, 0.4% iron and a mix of other metallic element impurities.

The unpatented claims are located on property that was formerly all owned by the federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.  By that date we had converted all previously held unpatented federal mining claims into unpatented state mining claims.

In November of 1989 and May of 1990 we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of $7,500 per creek drainage mined plus a ten percent (10%) royalty of all raw placer gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. our former management), and was to consist of the coarsest and largest particles of all gold produced. Little Squaw received the remaining eight percent (8%) of the gold royalty.  During 1998 and 1999, Gold Dust’s placer mining lease was limited to Big Creek and its tributary, St. Mary’s Creek. There was no mining conducted in 2000, 2001, 2002 or 2003.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid.  In February 2000, the owners of Gold Dust, Mr. and Mrs. Delmer Ackels

(guarantors of Gold Dust’s obligations to us) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. We believe the Ackels’ bankruptcy does not discharge Gold Dust of its obligations to pay Little Squaw. Our mining lease with Gold Dust is the sole asset of Gold Dust.

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

We allowed some of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. That financial crisis was precipitated by the failure of Gold Dust Mines to make its 1999 annual mining lease payment to us and their failure to have paid the annual state mining claim rental on the claims covered by the mining lease. The individuals who own Gold Dust Mines, Inc. (Mr. & Mrs. Delmer Ackels) continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002 on the basis of a verbal agreement between our former management and Gold Dust to extend its mining lease.

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

Since 2003 we have accomplished work on all of our Chandalar mining claims sufficient to meet all annual state assessment work requirements for them, and assessment work affidavits for such have been duly and timely recorded in the appropriate recording district (Fairbanks, AK).

In 2003, Little Squaw Gold Mining Company came under new control, with Richard R. Walters taking over as our President.  Since then, new board members have been elected and a new management team has been assembled.  We believe the makeup of the Board of Directors and management is a competitive and operational strength, with board members who cumulatively have hundreds of years combined experience in the mining industry and a management team who have great depth of experience in the technical areas in which each one serves.

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

On January 1, 2007 our Board of Directors changed Mr. Robert Pate’s position with the Company from Vice President to Vice president of Operations and made him the Project Manager for the Chandalar project. A new consulting contract was signed with Mr. Barker on February 1, 2007 designating him as the Technical Manager of the Chandalar project reporting to Mr. Pate. The 2007 exploration program expanded our understanding of several hard rock gold prospects through trenching and associated sampling. In all, forty prospect areas (five new ones were discovered in 2007) were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected an analyzed. Forty-five trenches using an excavator for 5,927 feet were accomplished, of which

4,954 feet cut into bed rock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

The bigger success came as a result of the reverse circulation drilling program conducted on the Little Squaw Creek drainage.  A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent contractor, Metallogeny Inc., to conduct all sampling in our drilling program, complete all drill sample gold recovery, or valuation, and report the results of their work. Metallogeny was also charged with the drill sample security. An analysis of the results and resource calculations for a body of mineralized material that was discovered by the drilling are currently being done. These results, when completed in the near future, will be presented to the public in a full report.  We believe that there is body of evidence and basis for establishing the size and gold content of an SEC Industry Form 7 compliant ore reserve within this alluvial deposit. The Chandalar project cost for 2007 totals $2,468,475.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential.  We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us.  In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties. Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a lessee of the property, has overstaked five of our Traditional state mining claims in his own name. We have filed a civil suit to clear title to those claims (see Legal Proceedings), and also take possession of 29 other claims he staked on a creek covered by his mining lease.

Employees

We have four full-time management employees at this time, being the Vice President of Operations, Vice President of Exploration, Manager of Investor Relations and Camp Manager to manage the site logistics of the Chandalar project and be a permanent caretaker of the camp and equipment on the Chandalar project. On a seasonal basis, we add additional employees or contract resources to advance our exploration plans. We rely on consulting contracts for some of our management and administrative personnel needs, including the persons who act as our President/Chief Executive Officer and Chief Financial Officer.  These contracts will expire on January 31, 2009 and on December 31, 2008, respectively, unless renewed by the compensation committee of our Board of Directors.

Regulation

Our activities in the United States and in other countries are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

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

Our Chandalar property contains an inactive small mining mill site with tailings impoundments, last used in 1983.  The mill was capable of processing 100 tons of ore per day.  A grand total of 11,918 tons were put through the mill, and into two small adjacent tailings impoundments.  A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “D.E.C.”) to the Division of Mining of the Department of Natural Resources states: “Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990.  We subsequently reclaimed the tailings impoundments, and expect that no further remedial action will be required.  Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.  Concerning a related matter, the Alaska D.E.C. has identified a small area of low-level mercury contamination in a graveled staging area next to the mill and has designated it to be a medium priority assessment site in its state contaminated sites database. We have accrued a $50,000 liability to execute a remediation plan proposed by us and approved by the Alaska D.E.C.  Other than this minor mercury contamination, we know of no matters of concern to the Alaska D.E.C. regarding our and our predecessors’ exploration and production activities on the properties.

Title to Properties

A major portion of our mineral rights consist of “unpatented” lode mining claims created and maintained on federal and deeded state lands in accordance with the laws governing federal and Alaska state mining claims. We have no unpatented mining claims on federal land in the Chandalar mining district, but do maintain unpatented state mining claims there. All of our claims comprising our Broken Hills West property are unpatented federal lode mining claims. All of the mining claims we have leased from others in Brazil and Mexico are federal claims on private lands. In both Brazil and Mexico the surface and subsurface ownership rights are severed to the extent that the underlying minerals belong to the peoples of those countries and are administered by the appropriate federal agencies. They are effectively unpatented mining claims whereon we may extract minerals by concessions issued according to the mining laws of the country.  Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of complex federal and state laws and regulations. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal and state governments.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims.

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

A locator of a federal mining claim in the United States may obtain a patent (fee simple title) from the federal government after proving that an economically mineable discovery exists. After a patent has been granted, the claim becomes private property. Since 1994, the U.S. Federal Bureau of Land Management has been prohibited by Acts of Congress from accepting any new mineral patent applications. It is unknown how long this moratorium will continue. The locator of a mining claim on land belonging to the State of Alaska does not have an option to patent the claim. Rights to deposits of minerals on Alaska state land that is open to claim staking may be acquired by discovery, location and recording as prescribed in Alaska state statutes (AS 38.05.185 – 38.05.275). The locator has the exclusive right of possession and extraction of the minerals in or on the claim, subject to state statutes governing mining claims.

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

On February 16, 2007, we filed a civil complaint against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, seeking, among other things, injunctive relief and eviction of Mr. Ackels from four of our claims. The mining claims in contest are a small portion of our Chandalar property. As such and based on our technical evaluation of them, we believe they are not material to the property’s exploration and ore body discovery potential. We are aware of small placer gold deposits on those claims that may have incented Mr. Ackels to challenge their validity. Our local base of operations is sited on one of those claims, and attempted development of that claim by Mr. Ackels could significantly disrupt our exploration program. A complete discussion of the complaint we filed against Mr. Ackels and his company, Gold Dust Mines, Inc., appears in the Legal Proceedings section of this document.

Taxes Pertaining to Mining

Alaska and Nevada have tax and regulatory policies that are widely viewed by the mining industry as offering the most favorable environments for establishing new mines in the United States. The mining taxation regimes in Alaska and Nevada have been stable for many years. There is always discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. Although management has no reason to believe that new mining taxation laws which could adversely impact our Chandalar and Broken Hills properties will materialize, such event could and may happen in the future.

There is, however, movement in the U.S. Congress to enact legislation that would impose some form of a gross revenue tax or income tax on mines on federal lands. Our Chandalar project does not involve any federal land, but our Broken Hills West property is entirely on federal land. We cannot predict if or when such proposed legislation would be enacted.

There is a 3% gross sales state mining tax royalty for gold produced in Brazil. Mexico does not impose a mineral royalty or collect an economic rent from mining properties. Alternatively, Mexico does impose an annual tax on capital as a form of minimum tax. We are not aware of any legislative efforts to change the mining taxation structures in Brazil or Mexico.

ITEM 2.  DESCRIPTION OF PROPERTIES

Broken Hills West, Nevada

The Company’s focus is on the drilling exploration of its flagship Chandalar gold property located above the Arctic Circle in Alaska. Acquisition of the Broken Hills West property is in keeping with our goal to acquire additional gold exploration properties elsewhere in the Americas that will allow us to conduct field operations year round.

The Broken Hills West gold exploration property is located in the Walker Lane Belt of west-central Nevada in Mineral County 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property. The mineral rights are secured by 22 unpatented federal lode mining claims located on U.S. Bureau of Land Management ground. A private prospector known as “the David C. and Debra J. Knight Living Trust” (the “Trust”) is the original locator of the claims, and is the current owner. We lease 28 unpatented federal lode mining claims covering 560 acres from a private prospector. The property is in a prolific gold producing area. We acquired it on the basis of favorable geology and surface geochemistry. Tertiary felsic volcanic, high angle structures and widespread hydrothermal alteration and associated iron-oxide impregnations are thought to be associated with hidden high-grade epithermal vein mineralization.

On August 25, 2006 we entered into a Binding Letter Agreement with the Trust for the property that outlined terms for a final agreement. On October 16, 2006, the Letter Agreement was replaced by a 40-year Mining Lease. The effective date of the Mining lease, however, is September 14, 2006, on which date the first lease payment was made. The terms of the Mining Lease give us the right to terminate it at any time subject to due notice, and calls for us to make annual lease payments of $12,500 for the next five years, increasing to $17,500 annually thereafter. We have the option to purchase the mineral rights for $220,000 at any time, subject to a 2.5% net Smelter Return Royalty (“NSR”) to be retained by the Trust. We also have the right to buy down the NSR to 1% by paying the owner a sum of between $1.5 million and $5 million, depending on the price of gold.

The Mining Lease and the federal lode claims are in good standing. We made the second year’s lease payment of $12,500 to the Trust on September 14, 2007. We spent a total of approximately $37,000 on the Broken Hills West property during 2007, including the leasehold payment, compared with approximately $36,000 for similar expenditures in 2006.

The Broken Hills West mining claims were acquired in 2006 on the recommendations of two independent consulting geologists retained by us. The consultants spent two weeks examining the property, taking 166 outcrop and float samples for trace element analyses and making a detailed 1:2,400 scale geologic map.  Geologically, the property is underlain by Tertiary age rhyodacite, dacitic tuffs, and andesite. Mineralization is centered near a major west-trending fault where a series of quartz veins cross silicified rhyodacite on its south side and hematitic tuff and breccia on its north side. The zone of hematitic tuff is 500 feet wide and 3,000 feet long, and includes a 200-foot wide tectonic breccia exposed intermittently for some 2,000 feet. A 500-foot wide zone of strong hydrothermal alteration (argillic phase) borders the hematitic tuff on the north.

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

During 2007, we continued with our surface evaluation. A detailed geologic map was finalized in conjunction with the collection and analyses of about 80 rock samples. A soil sample grid covering the entire claim block was completed with 400 samples collected and analyzed. The results of this work support but do not significantly enhance our original target concepts for finding a blind (or buried) gold vein system. We have yet to recognize a definitive drill target. The next stage of evaluation will involve a geophysical survey incorporating induced potential and ground magnetometry. We have received a $15,125 bid from a qualified geophysical contractor to complete our designated 60 line miles of survey. We intend to undertake this work in early 2008 provided funds are available and a suitable geophysical contractor can be engaged to do it.

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

The Chandalar district has a history of prior production, but there is no current production, except for some small-scale placer operations by an independent miner, Mr. Delmer Ackels, on inlier claims to our claim block (See Legal Proceedings).  We may begin gold production on a portion of the property known as the Little Squaw Creek drainage, where a gold deposit has been discovered and partially drilled out during our 2007 exploration work. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in neighboring Siberia. Our discovery contrasts to others in Alaska that are commonly know as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

We consider Alaska to be the most favorable jurisdiction in the United States for the development of mining projects. Our Chandalar property lies within politically favorable terrain, all either being on state land or land we own.  Alaska has honored its constitution’s mandate to encourage natural resource development by assisting miners with grants, low-interest loans, road/plant construction, a three-year mining tax moratorium, and a bottom-line tax write-off of the first $20 million in exploration costs for each new mine. The nation’s wealthiest state has no income or sales tax and distributes annual dividends to its citizens from the burgeoning $37 billion Permanent Fund (at December 31, 2007) established for its 604,000 eligible residents. Alaska’s favorable status may become tainted as recent activities by environmental groups have been promoting an agenda which would stop all mining activities within the state.  We believe that this movement will not gain traction, but such activities may point toward possible heightened scrutiny of future mining projects.

Map 1 – Location of the Chandalar, Alaska Mining District

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at a latitude of about 67°30'.  The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (Map 1).  The center of the district is approximately 70 miles north of the Arctic Circle.

Access to Chandalar is either by aircraft from Fairbanks, or overland during the winter season only via a 60-mile-long trail from Coldfoot to Chandalar Lake and then by unimproved road to Tobin Creek on our property.  Multiengine cargo aircraft can land at the state-maintained 4,700 foot airfield at Chandalar Lake or at our 4,200 foot Squaw Lake airstrip. Coldfoot is an important road traffic service center on the Dalton Highway.  The Dalton Highway, which parallels the Trans-Alaska Pipeline, is the only road to the Prudhoe Bay oil fields on Alaska’s North Slope, and it is part of the state’s highway network.

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

This lawsuit represented a re-assertion of traditional access rights across federal land gained at the time of statehood, and was intended to set precedence for establishing the state’s unrestricted right-of-way to more than 600 other similarly qualified historic trails within Alaska as established by Revised Federal Statute 2477. However, this settlement without trial avoided the possibility of setting such a precedent. The final judgment does not specify the Coldfoot to Chandalar Trail to be an RS 2477 route, but it does say that it is to be treated as if it were one.

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

Geographically, the Chandalar district is situated in rugged terrain just within the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks. The region has undergone glaciation due to multiple ice advances originating from the north and, while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation.  The district is characterized by deeply incised creek valleys that are actively down-cutting the terrain.  The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion.  Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms. Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys.  The higher elevations are characterized by arctic tundra.

LITTLE SQUAW GOLD MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
Big Squaw Creek
Little Squaw Creek
McNett Fork Creek
Boulder Creek
Exploration Camp
Mill
Creek
Little McLellan Creek
Tobin
Big Creek
T 32 N
T 31 N
R 4 W
R 3 W
R 2 W
LEGEND
LSGMC-Patented federal claims subject to 2% royalty
LSGMC-Traditional state 40 acre claims subject to 2% royalty
LSGMC- Claims purchased from prior management-not subject to 2% royalty
LSGMC-Super MTRSC 160 acre state claims not subject to 2% royalty
Del Ackels state MTRSC 40 acre claims, not held by LSGMC
Airstrip
CLAIM-Ack no num 2-28-08.cdr

Map 2 – Chandalar Mining Claim Block

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

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 14,800 acres (23.1 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to cover most of the known gold bearing zones within an area approximately five miles by five miles. Within the claim block, we own in fee 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, there are twenty-seven Traditional 40-acre State of Alaska claims lying largely within ninety-three 160-acre MTRSC claims, which are also State of Alaska claims.  The federal patented claims cover the most important of the known gold-bearing structures. Both classes of state mining claims, totaling one hundred twenty Traditional and MTRSC claims, provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

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

In the 2005/2006 assessment year, which ended on August 31, 2006, we spent $1,156,621 on work that qualified for annual labor requirements. Our combined excess value credit for the two classes of claims is $1,200,663, with $5,073 expiring on September 1, 2007, $38,969 expiring on September 1, 2008, and $1,156,621 expiring on September 1, 2009.

In the 2007/2008 assessment year, which ended on August 31, 2007, we spent $1,742,768 on work that qualified for annual labor requirements. Our combined excess value credit for the two classes of claims is $2,905,536, with $2,373 expiring on September 1, 2008, $8,038 expiring on September 1, 2009, $1,152,357 expiring on September 1, 2010, and $1,742,768 expiring on September 1, 2011.

Our annual holding costs for the entire block of mining claims will vary according to the number, type and age of the state mining claims that we maintain in a particular year. Our claim block and is not subject to any local taxation, including our private property (patented federal mining claims), as it does not lie within any borough or municipality.

The annual labor requirement for our Chandalar holdings is $100 per each Traditional 40-acre claim and $400 per each MTRSC 160-acre claim. Currently, the combined annual labor requirement for our claims is $39,100.

The annual rental fee for our state mining claims is $130 for each Traditional 40-acre claim and $100 for each MTRSC 160-acre claim. The total annual rental obligation for the Chandalar property is currently $12,605, and the rental fees are fully paid through November 30, 2008.

The total current annual combined mining claims assessment work and rental holding costs for our Chandalar property is $51,705, which are included in mineral property maintenance expense and professional services expenses on our statement of operation.  The details of our mining claims holding costs are shown in Table 1.

Table 1 – 2008 Mining Claims Holding Costs
Number Of Claims	Type Of Claims	$ Rate Rent/Assess	2008 $ Rental	2008 $ Assessment
19	Traditional	130/100	2,470	1,900
7	Traditional	130/100	910	700
1	Traditional	25/55/100	25	100
64	MTRSC	100/220/400	6,400	25,600
24	MTRSC	100/220/400	2,400	9,600
5	MTRSC	100/220/400	300	2,000
2	MTRSC	100/220/400	100	0
120			$12,605	$39,100

Annual Holding Costs				$51,705

Our former management holds a mineral production royalty reservation on some mining claims within the Chandalar claim block.  It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production. The royalty on placer gold production is an “in kind” royalty to consist of the coarsest and largest particles of all gold produced. All of the patented federal mining claims are subject to this royalty, as are 19 of the 21 Traditional unpatented state mining claims. The royalty is applicable to about 1,185 acres of the 14,800 acre property.  We have an option agreement to purchase the royalty for a one time cash payment of $250,000.  The option terminates on June 23, 2013, if not exercised on or before that date.

Our rights to four of our mineral claims are currently a matter of legal action against a long-term lessee, Gold Dust Mines, a private company wholly owned by Mr. & Mrs. Delmer Ackels (the Ackels) of Fairbanks, Alaska. See Item 3 Legal Proceedings for a full discussion of the history, nature and current status of this legal action.

We believe that the trespass of Gold Dust Mines and the Ackels on a tiny fraction of our stakeholder mineral rights (about one percent, or covering less than 170 acres in total) at Chandalar does not materially adversely affect our company as being a mineral exploration asset for Little Squaw, nor do we believe it would adversely affect our long term operations there should we find a mineable gold deposit on our claims. We also believe the four claims that are in conflict do not represent a significant portion of the overall mineral endowment of our Chandalar property. We do consider, however, that any Ackels’ placer mining activities on one of our Traditional state mining claims on upper Little Squaw Creek would interfere with our district exploration operations, as that is the location of our main camp and operations support facilities. Should a court find in favor of the Ackels and Gold Dust Mines, the ultimate affect on the Company’s exploration and development of its Chandalar property would not be material. In such case, we would incur the loss of a very small potential placer gold resource, and it could be temporarily detrimental to our ongoing exploration work in the sense that it would cause machinery congestion on the access roads, degradation of those roads, and also cost us an undetermined amount of time and expense in the relocation our exploration camp and supply facilities.

Chandalar Geology

Lode gold occurs at Chandalar as high-grade quartz veins within large northwest-trending shear zones in Paleozoic (probably Devonian age) schists.  To date more than thirty-five gold-bearing quartz veins or swarms of gold-bearing quartz veins have been identified on the property.  Our geologists classify the Chandalar gold-bearing quartz veins as sediment-hosted, orogenic, low-sulfide mesothermal deposits. The quartz veins are classified as being of mesothermal or metamorphic orogenic origin.  Mesothermal vein systems commonly have great vertical range, and at Chandalar the vertical extent of the gold mineralization is known to be in excess of 1,500 feet.  The gold-bearing quartz veins are typically one to six feet thick, with exceptional thicknesses of up to twelve feet in parts of the Mikado mine.  Portions of some of the veins where they display a ribbon appearance are of particularly good gold grade, often in the multi-ounce per ton range.   Some of the veins are known to be more than a thousand feet long, and occur intermittently along laterally extensive shear zones; the Mikado shear for example, has been identified over a strike length of six miles. The main area of economic concern is demonstration of good continuity of the quartz lodes and of the high-grade gold occurrences within those quartz lodes. A thick blanket of frozen soil, rock scree and talus and landslides covers an estimated 80 to 90 percent of the property, largely concealing the gold-quartz veins, making their exploration and discovery challenging.

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

Drilling of the veins by previous operators is either extremely limited or, in most cases, non-existent.  A low-grade gold aureole may occur around some of the high-grade gold-quartz veins where chloritically and sericitically altered rocks contain stockworks and sections of thin sheeted quartz veinlets.  These aureoles, which extend outwards as much as 100 feet at the Mikado mine, have never been tested for low-grade bulk tonnage mining potential.  The Mikado mine is one site that may host high-grade gold-quartz vein deposits within low-grade bulk tonnage deposit. Substantial drilling and engineering work will be required to determine if such a potential deposit exists in a commercially viable quantity.

2004 and 2005 Chandalar Field Programs

During the 2004 summer field season we conducted a two-phase reconnaissance surface and underground sampling program on the Chandalar property. A deep soil sampling technique developed by us was employed to identify gold anomalies that may reflect hidden gold-quartz veins.  The highlight of the first phase was the re-discovery of the historic Pioneer prospect.  The Pioneer quartz vein is partially exposed in some old trenches and prospect pits. The Pioneer prospect, which is associated with a major shear zone at least three miles long, contains high-grade gold values of unknown extent.  A channel sample across the vein assayed 2.30 ounces of gold per ton over a width of 2.5 feet.

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

Our Chandalar mining claims cover all or major portions of three main drainages and lesser parts of a fourth drainage that radiate from the areas in which the gold-bearing quartz veins and associated shear zones are located. They include most of the areas where placer gold mining operations occurred in the past, as well as substantial portions of these drainages that have never been mined.  The placer gold deposits in the Chandalar district are characterized by high-grade concentrations of native gold that occur in multiple horizons in second and third order streams in the vicinity of auriferous quartz lodes.  At least 76,700 ounces of gold are known to have been produced from four placer deposits at Chandalar, with recovery of some nuggets, the largest of which was 10.6 ounces, according to records in our possession.  The placer gold deposits were exploited by both open-cut and underground drift mining methods limited to unconsolidated but frozen gravels.  Limited drilling by previous operators indicates that certain areas on the property, especially along Little Squaw Creek and Big Squaw Creek have potential for the discovery of significant quantities of placer gold.  Substantial drilling and engineering work will be required to determine if such potential deposits exist in commercially viable quantities.

Progress was made during the 2004 and 2005 Chandalar project summer field seasons in defining geological features helpful in planning future drilling campaigns. The primary focus of the 2005 geological field program was to technically assess a suite of the prospects defined by the 2004 program. These programs methodically built a suite of substantive drilling targets through prospect scale geologic mapping and intensive prospect site sampling at some 35 sites.  We believe that this work was successful in effectively advancing ten quartz lode gold prospects to the drilling stage for initial drilling in 2006. Drill targets include both high-grade quartz vein underground deposits and targets for lower-grade deposits of disseminated gold within hydrothermally altered wall rocks of quartz veins, which may be amenable to surface bulk mining methods.  The Project Manager at the time, Mr. Barker, advanced a proposal to make an initial test of the ten targets with 10,000 feet of drilling in 2006, which, following appraisal of the results, was to have lead to an intensified drilling proposal on selected hardrock sites in 2007.  The aim of the 2007 drilling would be to begin establishing a mineral resource on some sites where good drill intercepts were obtained. Unfortunately, we were unable to obtain a diamond core drill in 2007 to test those sites.

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

All of the 2006 geological field and drilling data, together with assay results tables, has been compiled and the Project Manager, Mr. Barker, completed a written report detailing the findings that the program. His report, Annual Report of Findings for 2006, dated March 15, 2007, is available on our website at www.littlesquawgold.com.

We began our 2006 Chandalar exploration program late in the first quarter of 2006 by mobilizing heavy machinery, camp construction materials and supplies by “cat train” over the Coldfoot to Chandalar winter haulage trail to a site within our Chandalar mining claim block. The field program was supported throughout the summer by aircraft, and the program was also demobilized by aircraft late in the third quarter. A 20-man exploration and drilling camp was set up. We reconditioned and upgraded the Squaw Lake airfield to accommodate multi-engine aircraft and established an adjacent bulk fuel offloading and temporary storage depot.

An Anchorage, Alaska based drilling service company was contracted to perform the drilling at Chandalar using a reverse circulation (RC) drilling unit. RC drilling produces chips of rock called cuttings. Ultimately, at 7,763 feet, the drilling fell short of its 10,000-foot goal because of a combination of difficult factors.

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

In the spring of 2006, we entered into a geological mapping service contact with Pacific Rim Geological Consultants of Fairbanks, Alaska. By October, their geological team had completed a 1:20,000 scale geological map of the Chandalar mining district, encompassing about fifty square miles. This work has resulted in a technical report to us dated January 23, 2007 and titled “Geology of the Chandalar Mining District, East Central Brooks Range, Northern Alaska”. One objective of this work has been to identify any linkage between gold mineralization and specific geological features that may be helpful in further exploring the gold deposits of the district. The report contains twelve enumerated observations and recommendations that bear on the mineral endowment of our property, and the Chandalar district as a whole. The report singles out calcium carbonate stratigraphic units within turbidite stratigraphic units as being an important ore forming control where the fault feeder zones cross cut them.

2006 Chandalar Sampling and Assaying Parameters

In 2006, we took about 2,100 various types of samples for assay, including 1,128 drill samples. All of the 2006 assay results for rock, soil, stream sediment and drill samples reported in this document were collected by us or independent contractors working for us.  All of these samples are preliminary and strictly of a reconnaissance nature.  In many cases the samples were not taken across the full width of the quartz veins, and therefore the samples do not represent a quantitative measurement of the gold content of the veins, nor should they be interpreted to indicate that mineralization is present in a quantity and grade that would represent an economically viable ore deposit. The soil samples are also strictly of a reconnaissance nature, taken to define zones of gold mineralization concealed by soil and vegetation cover.  Geochemical analysis using atomic adsorption methods were applied to the soil and stream sediment samples.  Our drilling was done using a reverse circulation percussion drill. We collected a continuous progression of five-foot sample intervals of the drill cuttings for the entire length of each hole.

All of our rock and drill chip samples were assayed by ALS Chemex USA Inc. in Sparks, Nevada using fire assays with a gravimetric or Atomic Adsorption finish for gold.  (ALS Chemex operates under ISO certification and is a global provider of assays to mineral exploration and mining companies.)  Of the 1,128 samples of drill cuttings, metallic screen assaying procedures were applied to 130 of the samples. Metallic screen assaying is an industry accepted assaying procedure that is used to mitigate possible gold nugget effects on the assay results.

Approximately eight percent (8%) of the drill cuttings samples and two and one-half percent (2.5%) of the surface rock and soil samples were involved in a check assay program we conducted. A series of coarse rejects and pulps from samples assayed by our primary assayer, ALS Chemex, were submitted to Alaska Assay Laboratory in Fairbanks, Alaska for re-assay and statistical comparisons to the original assay received from Chemex, and previously publicly reported by us.. A scatter gram showed most of the re-assays to be slightly higher, a factor we have attributed to employment of slightly different sample preparation techniques. We are satisfied the check assay program confirms the quality of the original assays.

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

On July 22, 2006 we initiated a drilling program intended to provide an initial, or reconnaissance, test of some ten of thirty targets developed by previous geological field work.  In all, 7,763 feet of RC drilling was accomplished in thirty-nine drill holes on nine separate prospects. Ten of those holes were abandoned or lost prior to reaching their targets due to poor ground conditions, and the planned drilling of the Pallasgeen prospect was not accomplished. All of the drill holes were drilled at angles designed to intercept their targeted quartz veins or mineralized structures at right angles in order to obtain their approximate true widths. The prospect sites and the targeted mineralized structures where the 2006 drilling took place and detailed drilling data are detailed in Mr. Barker’s March 15, 2007 report which is available on our web site.

2006 Chandalar Prospects Drilling Conclusions

The 2006 drilling program was basically successful in meeting its objective. It was a scout program using percussion RC drilling to make initial tests on as many prospects as possible in order to determine which of them may be worthy of continued, more detailed drilling.  Diamond core drilling is now necessary to define resources in ore shoots. An analysis of the drilling sample assay results for each of the nine prospects concludes that follow-up diamond core drilling should be accomplished on four of them as soon as sufficient financing is obtained and an appropriate drill rig can be contracted. These are the Little Squaw, Summit, Eneveloe and Ratchet Ridge. Extensive trenching (using our excavator) with attendant geologic mapping and rock chip sampling is warranted on the Jupiter and the Kiska. No further work was planned on the Crystal or Uranus, and those drill sites have been reclaimed.  Complete reports of the 2006 drilling and trenching results are included in our 2006 Form 10-KSB.

Due to the demand for core drilling machines for 2007, we were unable in securing a suitable rig to complete the planned diamond core drilling on the four prospects listed above.  Our tentative exploration plan for 2008 calls for drilling these prospects, contingent on having sufficient funds to do so.

Little Squaw Prospect

First explored in 1909, a small reserve of 2,000 tons grading 53.08 g/t (1.55 oz/ton) gold was estimated in a high-grade shoot of auriferous vein quartz containing visible gold (Note: This is not an SEC Industry Guide 7 compliant resource).  Our records indicate at least 625 ounces of gold have been produced.  Old exploratory mine workings include two adit levels, each about 300 ft long, connected by a winze, and a 76 foot-raise to the discovery outcrop. In 2006 we drilled seven reverse-circulation holes totaling 1,608 feet to explore the known and suspected auxiliary, or side veins.

Quartz vein mineralization is localized along a south-dipping fault, and on the 100 Level, gold is confined to the footwall zone of a composite vein.  A 9 to 12 inch banded ribbon gold-quartz zone contains disseminated and thin seams of arsenopyrite, mica, scorodite, pyrite, and trace galena.  The vein can be traced westerly about 1,800 feet from the 100 Level, and is open to extension beyond that.  Aerial imagery and float mapping tentatively extends the Little Squaw shear zones along a 110° strike eastward to the Crystal prospect, about one mile east.

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

Summit prospect is a large fault or shear zone 100 or more feet wide that contains multiple veins and lenses of gold-bearing quartz. In 2006, we drilled seven reverse-circulation holes totaling 1,555 feet along a 1,200-foot segment of the mineralized system. Drilling near the old mine workings indicates very good discovery potential.  There, good exploration potential is indicated by results in SUM 7, 8, 9, and 10, which returned values from 3.24 to 9.05 g/t (0.095 to 0.264 oz/t) gold including a 5-foot intercept of 16.15 g/t (0.457 oz/ton) gold in SUM 8, signaling the presence of a high grade ore shoot (>1 oz/ton). Definition and step out drilling are required to delineate the continuity of the higher grade drill intercepts. SUM 12 is an intriguing hole that bottomed in a 95-foot section of low grade (0.28 g/t, or 0.008 oz/ton) gold mineralization, the last 35 feet averaging 0.44 g/t (0.013 oz Au/ton); the hole bottomed in mineralized rock. The 2006 drilling did show that lower grade gold values are present in wider zones within the carbonaceous schist, as in hole SUM 12, and not associated with large quartz veins.

The results of the 2006 drilling, trenching, and soil samples indicate potential for discovery of a large tonnage, low-grade deposit on the Summit prospect. The multi-veined, sheared and hydrothermally altered structure has been traced for 4,500 feet of strike length, and is open in both directions and to depth. Wide spaced orientation holes have probed less than a quarter of its identified strike length.

Kiska Prospect

A 1945 Company report mentions a stibnite-quartz showing referred to as the Little Kiska on a hillside between the Mikado and the Star claim groups, but no specific location is given. In 2006 we found that gold could be readily panned from soil along a projected strike of a buried quartz structure in the general vicinity of the old reports.  We accomplished a soil sample grid that was successful in outlining a geochemical anomaly averaging 1.03 g/t (0.030 oz/t) gold over at least 75 feet by more than 1,700 feet. We cut one trench, where rock chip sample assays ranged from 1.25 to 422.00 g/t (0.037  to 12.322 oz/ton) gold over scattered narrow intervals. It indicates the gold in soil anomaly is caused by of a wide zone of many small irregular and intermittent quartz veins and lenses and zones of fault gouge with gold.

Seven scout drill holes were drilled from five sites totaling 1,435 feet were subsequently drilled along the length of the Kiska soil geochemical anomaly, including five holes that ended in gold mineralization.  Of the seven holes, four did not reach their intended depth. Anomalous gold values were present in most of the drill holes, but assays were quite low.  The two best drill hole intervals are 10 feet in KIS 17 with 1.10 g/t (0.032 oz/t) gold and 20 feet in KIS 18 with 0.70 g/t (0.021) gold.

We believe the Kiska prospect deserves continued examination by an extensive trenching program with emphasize on identifying bulk tonnage potential in future programs.

Eneveloe Prospect

Eneveloe is a large gold-bearing quartz vein that has been traced for several thousand feet by geological mapping. We are in possession of reports dating back to 1911 of samples assaying 11.30 to 29.80 g/t (0.330 to 0.870 oz /ton) gold taken from the 15 to 20-foot wide quartz vein outcrop that is the present site of an old tunnel. In 1981 a former lessee of the property calculated a small inferred resource of 5,356 ounces at 31.10 g/t (1.000 oz /ton) gold based on drilling they did (Note: This is not an SEC Industry Guide 7 compliant resource). In 2006, we drilled five holes totaling 910 feet from two sites about 300 feet apart.

We drilled reverse circulation drill holes ENV 20, 21, & 22 in 2006.  In drill hole ENV 20 the interval between 60 feet to 85 feet averages 5.85 g/t (0.171 oz/ton) gold within which the interval 60 to 65 feet assayed 25.41 g/t (0.742 oz /ton) gold.  Hole ENV 21, angled to the east of the others, also reported the quartz vein zone, albeit thinner and lower grade, which averaged 2.60 g/t (0.076 oz /ton) gold over 15 feet.  Hole ENV 22 had a weak intercept of 5 feet of 0.78 g/t (0.023 oz/ton) gold, but the hole was stopped short of its target.  Based on the combined data, mineralization on the vein system appears to extend west farther than previously thought. Stream sediment from Robbins Gulch, 1,800 feet west of the drill site, assayed a very high 0.60 g/t gold.

Holes ENV 26 and 27 were drilled to search for an eastward extension of the aforementioned “ore” shoot.  Neither hole showed any significant intercepts, suggesting either it dissipates to the east, or the zone of quartz veining has been offset to the north, as suggested by the geochemically anomalous gold in soil values in that area.

Continued drilling of the Eneveloe prospect is warranted in the future, particularly to chase the down dip extension of the mineralization in hole ENV 20, and to scout the vein to the west of the drilled area.

Jupiter Prospect

Jupiter is another large gold-bearing quartz vein close to and sub-parallel to the Eneveloe vein. Rock chip sampling shows it contains about 3 g/t (0.088 oz/t) gold. Three holes were drilled in 2006 to target the talus-covered projection of the vein. Only drill hole JUP 25 was successfully completed. The Jupiter vein remains open to exploration to the east and west, where geological mapping indicates it extends for hundreds of feet. Continued exploration by trenching is warranted.

Ratchet Ridge Prospect

The 2006 drilling found the first occurrence of hydrothermally altered greenstone intrusive rock that has been recorded on the Chandalar property. Drill hole RR 33 encountered what appears to be a geochemically gold enriched rock suspected to be listwanite. Listwanite is named after the mafic rock in the Mother Lode gold mining districts of northern California where its silicate minerals have been replaced by carbonate minerals during gold mineralizing episodes. There, it usually occurs near gold ore shoots within quartz veins where they approach mafic intrusives. Although this drilling discovered only geochemically anomalous gold mineralization, Ratchet Ridge remains an intriguing prospect deserving of additional drilling.

Crystal Prospect

Early day prospectors discovered the Crystal prospect, and by 1908 a four-ton bulk sample had been mined from quartz veins and packed to an improvised stamp mill at nearby Spring Creek.  According to reports in the Company’s records, the shipped ore mill recovery averaged 1,464.19 g/t (42.574 oz /ton) gold, with total production of 188.32 ounces of gold.  A 2004 chip sample from a 0.67 ft-wide banded zone at the Crystal assayed 113.20 g/t (3.305 oz/ton) gold. There are several quartz veins present at the Crystal, however, bedrock of gray micaceous schist and black carbonaceous phyllite to schist is complexly faulted and individual veins cannot be traced more than a few tens of feet.  In 2006, we attempted two reverse-circulation drill holes; hole CRY 30 was to undercut the old workings and hole CRY 31 was targeted to undercut a quartz vein we exposed by trenching about 200 feet to the east of CRY 30.  Neither drill hole intercepted their intended targets, probably because they are off set by faults. The last 35 feet of drill hole CRY 30 intersected geochemically gold anomalous altered carbonaceous schist with minor mixed quartz and hematitic alteration. This rock is similar to what was drilled in Summit drill hole SUM 12, and could have touched on a large zone of low grade gold mineralization. Additional trenching and structural mapping and sampling of the veins to the west are planned.

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

Un-drilled Chandalar Prospects

In addition to the 2006 field season drilling, field examination work continued on a suite of more than 27 other gold showings scatter over the Chandalar claim block. Detailed geological prospecting and evaluation was accomplished on some 18 of those having the following names: Pallasgreen-Drumlummon, Aurora Gulch, Big Creek Bowl, Big Squaw Creek, Bonanza, Boulder Creek, Chandalar, Indicate-Tonapah, Kelty-Caribou, Mellow Bench, Mikado-Big Tobin, Mikado Pedro, Northern Lights, Pioneer, Prospector East, Rock Glacier, St. Marys, and Woodchuck. Our examination work determined that no further work should be done on five of these prospects, which are the St. Marys, Mikado-Pedro, Boulder Creek, Big Squaw and Woodchuck. Evaluation work, including some geophysics, will continue on thirteen of the prospects in the future. The Pallasgreen-Drumlummon and Aurora Gulch show exceptional merit at this time, and are worthy of expanded comments as follows:

Pallasgreen-Drumlummon

The Pallasgreen-Drumlummon was on the docket to be drilled in 2006. However exceptionally muddy access roads prevented access to its drill sites. The Pallasgreen site shows a prominent outcrop of iron-stained quartz, first prospected in the early 1900s by a couple of small pits; the nearby Drumlummon does not outcrop. The two prospects are geologically similar and in close proximity, apparently displaced by a fault zone, and traceable for about one mile.

Typical of other district gold-quartz veins, the Pallasgreen-Drumlummon prospects are controlled by, and are aligned to, northwesterly altered shear zones striking 105° to 115°.  Quartz veins follow hydrothermal alteration zones 75 to 100 feet wide that exhibit magnetic low fields also striking northwest. Sampling of the Drumlummon included a soil grid in 2006, but only a few sporadic gold-arsenic anomalies were found.  Samples of vein material found in float contained 0.03 to 1.16 g/t (0.001 to 0.034 oz/t) gold.  .

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

Aurora Gulch

We first identified this unique prospect in the 2006. There is no record or evidence of previous work having been done. The Aurora Gulch prospect represents a type of gold-arsenic mineralization that differs from the classical mesothermal quartz veins typical of the Chandalar district.  At the Aurora, geochemical gold-arsenic values with a distil antimony halo are concentrated in carbonaceous schist and dolomite below an altered structural contact with overlying gently folded greenstone sills.  The underlying metasediments are cut by one, probably two deep-seated west-northwesterly shear zones that are intersected by both northwest and northeast prominent faults. Geochemically anomalous gold values have been found in soil, stream sediment, and rock samples.  Stream sediment values are up to 0.45 g/t (0.014 oz/t) gold, and soil values range up to 2.78g/t (0.089 oz/t) gold.  An area approximately 1,200 feet square of geochemically anomalous gold and arsenic is enveloped by a zone of variable sericite-silicic-hematite-carbonate hydrothermally altered schist, mostly underlying the lowermost greenstone sill. Highly geochemically anomalous antimony occurs on the perimeter of the gold geochemical anomaly. Gold mineralization observed to date occurs as pods and lenses of sulfide quartz distributed within sheared and isoclinally folded black schist.  A quartz veinlet stockwork in unfoliated dolomite seen only in float assayed 38.80 g/t (1.248 oz/t) gold.

Aurora Gulch shows good potential for developing a target for a large disseminated type gold deposit that is not controlled by quartz veins, as is currently seen to be typical of the Chandalar district. Very little bedrock is exposed for examination. Most of the map area is talus or tundra covered; consequently, extensive trenching is the next logical step.

2006 Chandalar Placer Gold Deposit Evaluation

In conjunction with the end of the first seasonal lode gold exploratory drilling program on our Chandalar property, we retained the services of Mr. Jeffrey O. Keener to conduct a preliminary field examination of the placer  (or alluvial) gold deposits on Little Squaw Creek and Big Squaw Creek. Mr. Keener is a well recognized consulting geologist and placer mining specialist in Alaska who has evaluated 38 Alaskan and western U.S. placer gold deposits, of which ten have been brought into production on his advice. Mr. Keener’s report to us comes under the letterhead of NordWand Enterprize, his private mineral exploration company, and is titled Letter of Recommendation: Chandalar Placers, October 1, 2006.

Placers are secondary gold deposits derived by erosion of weathered outcrops of large lodes (gold-quartz veins) located up-stream. Placer gold consists of gold particles found as dust, flakes and nuggets in the gravel deposits of stream channels and creek beds. A number of placer gold deposits have been previously identified around the Chandalar property, where four creeks have seen historic placer gold production, mainly by “old timers” using hand mining methods. The recorded placer gold mining production at Chandalar exceeds 76,700 ounces, of which 29,000 ounces is documented to have come from small open-cut and underground (drift or tunnel) mining on Little Squaw Creek. Placer mining gold grades are measured in ounces per cubic yard (opy) of gravel, with results usually in the hundredths (0.01’s) of an ounce range being of potential economic range at current gold prices. The historic underground mining on Little Squaw Creek averaged 0.96 opy. In the last decade, independent miners, who had leased creeks on the Chandalar property and used mechanized placer mining equipment, reported their “break-even” gold grade was between 0.02 and 0.03 opy.

During his field examination, Mr. Keener mapped and sampled old miners’ workings, and excavated sampling pits on Little Squaw Creek to depths of 20 feet. He used an analytical gold panning technique to sample and measure the gold contents of various sites, finding gold grades of between 0.017 opy and 0.157 opy in various strata within the gravel beds.  His immediate aim was to investigate the recovery of gold from a reconnaissance drilling program performed in 1997 by a former lessee, Daglow Exploration, Inc. (now a defunct Australian company). A November 11, 1997 report authored by Mr. Gary Fitch, Economic Geologist, and titled Placer Gold Drilling and Evaluation, Little Squaw Creek and Big Squaw Creek, Chandalar Mining District, Alaska, provides the Daglow drilling results. Daglow supplied the report to us under terms of their mining lease. It remains as an internal Company document. Mr. Fitch estimated that a possible deposit (i.e. mineralized material) of 194,000 ounces of gold contained in 2.3 million cubic yards of placer gravel (an average grade of 0.084 opy) may remain unmined in Little Squaw Creek. (We note that this reference is not an SEC Industry Guide 7 compliant resource.)

Mr. Keener reported that a mine model is a pre-requisite in weighing economic criteria against the any potentially drilled resource. He noted that in 2002, the U.S. Bureau of Land Management conducted a pre-feasibility study of mining in the Koyukuk Mining District, just west of the Chandalar region (Coldwell, J.R., BLM Tech. Rpt. 38). They estimated that for a large placer mine supported by a 100-mile long winter trail, a paygrade of  $3.26 per loose cubic yard for all material moved would be required to break-even. Applying the average gold price of $310 per ounce for 2002, the cut-off grade is 0.011 ounces per cubic yard. We estimate that average grades of 0.010 opy could be profitable at Chandalar given current gold price (~$900/oz) and using bulk mining methods.

The basic conclusion of Mr. Keener’s report is summed up in the following quotes taken from his report: “The presence of high-grade placer gold deposits on Little Squaw Creek is well-established and clearly has the potential to provide a significant gold resource for the Company ...... If proven, these deposits can be brought into production within a relatively short time. Furthermore, additional placer resources that may occur on nearby gold-bearing creeks controlled by the Company will substantially enhance the value of the Chandalar mineral properties.”

Mr. Keener recommended in his report that a drilling program be conducted in 2007 to define our placer gold resources with the goal of developing probable and proven reserves on the Little Squaw Creek stream. He also advised reconnaissance drilling should commence on Big Squaw Creek to explore for “pay streaks” in the deeper gravels downstream of the old workings. He noted that additional placer exploration targets on the Company’s properties have also been identified and should be drilled in the future.

Completion of the 2007 Exploration Program

Mr. Barker, Project Technical Manager, has provided us with a series of short geologic prospect evaluation reports from which much of the information below is drawn. He is currently preparing a Canadian National Inurnment 43-101 formatted report in collaboration with J. O. Kenner and R. B. Murray that covers the 2007 hardrock and placer, (or alluvial) gold programs at Chandalar. That report will present the status of the Chandalar project and provide recommendations and budgets for moving the project forward. It will be posted on our web site when completed.

Prior to the 2007 exploration season, despite our best efforts, we were unable to secure a diamond core drill contract to execute the previously identified drill plan on the hard rock prospects. In order to advance the hardrock exploration in both a time and cost effective manner, management revised the 2007 hardrock exploration plan to focus on other activities which could be concluded with the equipment available to us by ownership or by contract. That work has enhanced the hard-rock exploration targets, and diamond core drilling will be accomplished in the future, provided funds are available and a drilling service company can be retained.

We were able to execute the placer gold drilling program as intended using a contracted reverse circulation rotary drill, as reported below.

Our 2007 accomplishments fall into three key categories: 1) discovery and drilling delineation of a large placer gold deposit in Little Squaw Creek, 2) development of hard-rock gold prospects by excavator trenching at a number of promising sites along major geologic faults crossing the property, and 3) completion of a geophysical program related to enhancing the hard-rock gold exploration program.

Additionally, we completed considerable upgrading of the local infrastructure, including new roads, an upgraded 25-man exploration base camp and extension of the Squaw Lake airfield to over 4,200 in length.  The Squaw Lake airstrip can now accommodate large, multiengine aircraft, which will allow for air transportation of larger pieces and volumes of cargo, substantially reducing our air freighting costs and dependency on transportation of supplies and equipment over the winter ice road, which is available generally only from December 1 to April 15 of each year, depending on spring ice breakup.

Hard-Rock Exploration

Historical workings and records clearly indicate that gold deposits of economic significance have been mined in the past on the Chandalar property. These workings were limited to exposed surface veins of quartz. The veins sporadically occur within large deep-seated fault structures often miles in length that cut across the property. Over the last four field seasons we have undertaken exhaustive geological mapping and rock and soils geochemical surveys involving taking some 3,285 surface samples for assay to establish where these interesting veins may be reflecting a substantial gold deposit, perhaps with large associated zones of disseminated gold mineralization either in their enclosing rock formation or in underlying metasedimentary formations.

During the 2007 exploration season, we executed on our planned trenching program on sixteen of the now forty (five more were discovered in 2007) hard-rock gold prospects on the Company's 23-square-mile claim block. All forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected and analyzed. Forty-five trenches were dug using our excavator. Frozen soil (permafrost) prevented penetration to bedrock in seven trenches that are being allowed to stand open for a year until they thaw and can be sampled in a follow-up program. Three other trenches did not encounter bedrock because the soil cover was too thick. In all, 5,927 feet were accomplished, of which 4,954 feet cut into bedrock and were sampled. A total of 534 trench samples were taken continuously along the lengths of all bedrock trenches. Ten of those trenches were subsequently reclaimed. Trenching was largely designed to explore for disseminated, bulk-tonnage-style mineralization that may be associated with the big fault structures. Indeed, the assay results from the hardrock trenching showed significant widespread gold mineralization within multiple geologic structures. These findings confirm that we are dealing with a large, strong and substantially underexplored system of gold mineralization at Chandalar.

Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles. The major mineralized structures all show distinct magnetic lows. We have been successful in tracing mineralized structures under covered areas applying this simple geophysical technique.

Several of the hardrock prospects are the source of the gold in the promising placer gold deposit we drilled on Little Squaw Creek.

A summary of some of the main hardrock prospects follows:

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

Geologic mapping with magnetic and soil sample surveys show the mineralization to be at least 400 feet long within a structure potentially a mile or more in length. This discovery lies within a large grassy meadow underlain by permafrost. Two additional trenches were attempted to cut strike extensions of the structure, which we anticipate will be completed in the 2008 field once the permafrost in the open trenches thaws. Subsequent diamond core drilling is planned to explore the mineralized zones within the Pallasgreen structure provided funding is available and we can secure a drill contractor for the project.

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

To summarize for the Summit, combined reconnaissance-level drill and excavator trenching data, together with historic mill recovery records, indicate auriferous quartz veins occur within wider aureoles of lower-grade, sheeted veins and disseminated gold values. Exploration results thus far indicate mineralized widths of 10 to 60 feet containing average grades of 0.5 to 10 ppm gold (0.015 to 0.292 oz Au/st). The 1,800-foot-long Summit mineralized system, controlled by the Summit structure, is open in both directions. Soil sampling and ground magnetic surveys indicate that gold mineralization extends another 1,500 feet to the east, where further trenching is planned. We intend to commence diamond core drilling of the Summit structure in the summer of 2008 provided funds are available and a drilling contractor can be secured to do the job.

We believe that there is a reasonable expectation that a large, bulk-tonnage, low-grade gold deposit may exist at the Summit prospect.

Mikado Prospect

Trenching at the Mikado prospect yielded the most interesting results. A small mine on this prospect is known to have produced about 6,800 tons of ore averaging about 1.5 ounces gold per short ton (46.65 grams gold per tonne) from an open-ended ore shoot. The controlling structure is a major, 8-mile-long fault that contains quartz veins. An extensive vein system that is largely enveloped in, or marginal to, wider zones of low-grade gold values was traced for 4,000 feet by a series of seven new and eight old trenches, soil sampling, and a ground magnetic survey. The system occurs over an elevation rise of about 800 feet and is composed of several sub-parallel zones. Three hundred seventeen of the 534 trench samples taken in 2007 came from the Mikado. The average mineralized trench intercept is 24 feet at 0.023 ounces gold per short ton (7.3 meters at 0.79 grams gold per tonne).

Rock alteration within the Mikado vein system is most argillic, with common clay-filled seams and cavities in punky schist bedrock.  Minor secondary white mica was also noted.  Intense shear zones up to 10 feet thick or more are generally present and bleached, foliated wall rock is variably argillized to either side of the shears.  Farther outboard of the shear zones epidote and pervasive hematite on foliation is seen in the schist host rock.  The more intense shear zones also contain small lenses of pulverized quartz and clay, and are commonly associated with iron- and arsenic- oxide staining.  Mineralized stockwork, sheeted veining, and fracture-controlled dissemination zones are typically outboard of the more intense shear zones.

The enveloping and marginal low-grade auriferous zones occur over widths 20 to 80 feet wide, and locally up to 150 feet wide generally with an average grade of 0.2 to 1.2 ppm gold.  Within these zones disseminated gold values and auriferous planar or sheeted veinlets can contain 0.15 to 2 ppm gold over individual sampling intervals. In addition to the lower grade mineralization, they will host one or several larger quartz veins that can average an ounce of gold across several feet. The larger veins are mostly pulverized quartz variably stained with iron and arsenic oxides and crudely banded seams of gouge and clay. Arsenic values of 500 to >10,000 ppm and elevated antimony of 6 to 30 ppm are generally present in these zones

The persistent gold mineralization with association of hydrothermal alteration and the magnitude of its controlling structure make the Mikado prospect a prime target for drill testing. In summary, the Mikado vein system was found in 2007 to be a large body of continuous and pronounced alteration with at least low-grade but also continuous mineralization.  A large tonnage potential exists given the sheer size and likelihood that the system continues along strike and extends to depth.

Summary of Trenching Results

We believe we have identified promising gold showings within a favorable geologic setting at Chandalar. Continued systematic exploration of this system of gold mineralization could result in the discovery of a commercial gold deposit.

Summary assay results for the 2007 trenches dug on various Chandalar prospects are shown in Table 2. These represent continuous rock-chip channel samples taken along the walls of the trenches cut into bedrock.

Table 2 - CHANDALAR 2007 TRENCH ASSAYS

(Note: Trenches that did not reach bedrock or had no significant gold values are not shown)

TRENCH #	Prospect	Interval Feet	Footage	Gold oz/st	Gold ppm
1	Chandalar	0 - 10	10	0.028	0.95
3	Bonanza	0 - 7	7	0.009	0.32
6	Bonanza	0 - 17	17	0.056	1.93
8	Summit	25 - 27 167 - 207	2 40	0.053 0.017	1.83 0.58
9	Summit	0 - 2	2	0.008	0.28
10	Summit	8 - 28	20	0.309	10.58
15	Chiga	25 - 49	24	0.032	1.11
16	Kiska	7.5 - 22.5	15	0.008	0.26
17	Kiska	52 - 60	8	0.022	0.77
18	Kiska	5.5 - 42	36.5	0.015	0.51
19	Mikado	108 - 118 167 - 205	10 38	0.057 0.017	1.95 0.58
20	Mikado	53 - 133 161 - 214 300 - 310 435 - 470	80 53 10 35	0.010 0.015 0.034 0.036	0.35 0.52 1.18 1.22
21	Mikado	81.5 -146	64.5	0.011	0.36
22	Mikado	2 - 52	50	0.013	0.45
23	Mikado	0 - 58 68 – 78 143 – 155 175 - 190	58 10 12 15	0.011 0.006 0.023 0.006	0.36 0.21 0.78 0.20
2E	Mikado	10 - 40 70 -110 130 - 150	30 40 20	0.006 0.039 0.018	0.22 1.35 0.63
4E	Mikado	0 - 8.3	8.3	0.040	1.36
24	Big Cr Bowl	0 - 48	48	0.009	0.31
26	Pallasgreen	33.5 - 68.5	35	0.287	9.82
30	Pioneer	22 - 70 100 - 130	48 30	0.047	1.62 0.23
31	Pioneer	28 - 53 NW 28 - 53 SE	25 25	0.301 0.077	10.32 2.62
40	Mikado	140 - 180 200 - 230	40 30	0.013 0.008	0.43 0.26
41	Mikado	86 - 112 155 - 170 333 - 377 402 - 422 467 - 487 497 -527 557 - 567	26 15 44 20 20 30 10	0.016 0.006 0.006 0.010 0.010 0.008 0.043	0.55 0.21 0.22 0.34 0.35 0.26 1.46
42	Big Cr Bowl	150 - 210	60	0.006	0.21

2007 Exploration of the Little Squaw Creek Alluvial Deposit

During 2006, independent placer mining consultant Mr. Keener identified three targets in the vicinity of our exploration camp that may contain significant resources of placer gold: Little Squaw Bench, Spring Creek, and Big Squaw Creek. The most significant is the Little Squaw Creek, where early day drift-miners produced 29,237 ounces of gold, according to our records. A reconnaissance drilling program by a former lessee in 1997 outlined what they called an inferred resource of 194,000 ounces of placer gold. (We note that this reference is not an SEC Industry Guide 7 compliant resource.) This drilling basically found that the mineralization mined in the Bench extends from the Bench for a long distance down Little Squaw Creek. To the west of the Bench lies Spring Creek on which no previous prospecting is known to have occurred, but appears to be an old channel of Big Squaw Creek. The third target is the Big Squaw Creek drainage where early day placer gold hand-mining occurred on its upper parts, but is not known to have been productive on its downstream reaches.

Mr. Keener proposed to make seven lines of rotary reverse circulation drill holes at 500-foot intervals across Little Squaw Creek starting on the Little Squaw Bench and extending almost a mile downstream. The proposed drill holes were spaced about 50 feet apart along each line, for a total of 70 holes. The gravel, or alluvial, depth to bedrock is known to be 46 to 164 feet. The drill program goal for Little Squaw Creek was proposed at 10,000 feet. Mr. Keener considered the magnitude of this proposed program with its density of drill holes to be sufficient for discovery of any significant placer, or alluvial, gold deposit that may exist in the drainage.

Mr. Keener also proposed scout drilling for placer gold deposits on Spring Creek and Big Squaw Creek. He recommended making two widely spaced drill lines of five holes each on each of these targets. This scout drilling is intended to expose the subsurface characteristics of the stream channels, investigate their glacial gravels and silt/clay strata for placer gold, and the presence of any potential resource for more detailed exploration. The drill lines on both target areas would be spaced 2,000 to 4,000 feet apart and each line’s drill holes are placed 100 to 200 feet apart. The depth to bedrock on both drainages was known.  The scout drilling program on Spring Creek and Big Squaw Creek was to be for 3,000 feet of drilling in 20 holes.

We are unaware of any independently certified laboratory that performs the type artesian service required of placer gold assaying. We contracted Metallogeny, Inc., Mr. Keener’s privately owned company, to independently perform the drill site sample collection and analyses of the 2007 placer gold drilling program. Security of samples and quality control of the assaying work were addressed in the contract and strictly maintained.

Drill hole sampling and assaying of placer (alluvial) drill cuttings of gravels requires a meticulous procedure that differs substantially from normal fire and chemical assaying procedures used for rock and drill core samples. In our case, all of the drill cuttings for each five feet drilled are collected in five gallon buckets. It takes about three of these buckets (partially filled) to contain one five foot sample, which amounts to 0.97 cubic foot for a five and seven eights inc (5 7/8”) diameter drill hole. The samples are then transported to a location where their volumes and mass are carefully measured, after which they are concentrated with a small, hydraulic screening/sluicing plant. The volume of oversize tails off the screen is measured in a graduated bucket and discarded. The reduced samples amount to less than two gallons, which are then carefully hand panned to a high-grade concentrate when colors of gold can be counted and their mass estimated. The pan concentrates, approximately one to two hundred grams, are then transferred into a labeled ziplock bag for further detailed analysis in a laboratory. In the analysis, measured sample volumes are compared to theoretical volumes based on the drill tooling specifications. A correction factor is then derived for each sample. The recovery factor is used to adjust the gold grade for excessive or deficient amounts of sample material. This factor is also used to judge the integrity of the hole (i.e. collapse or blow-out) and overall recovery performance of the drilling system. The pan concentrates are then double-panned in a controlled environment or laboratory. All visible colors of gold are extracted, dried, counted, and weighed to the nearest milligram. A digital image of the sample is collected and labeled. The sample of gold is then placed in individual sample vials or combined with other samples for the same drill hole. Reject pan concentrates are saved for later amalgamation to test for lost values and to analyze for the heavy mineral suite. Empirical data are entered onto a spreadsheet, where formulas are created to calculate volume recovery, correction for swell and recovery, oregrade, and paygrade. Stratigraphic notes and other data about the drill hole are also entered onto the spreadsheet to create a complete log of the hole.

For our 2007 exploration season, because we were unable to secure a core drill to advance our drilling program of hard rock prospects, we refocused our efforts on moving forward with the placer drilling plan for the Little Squaw Creek alluvial gold deposit.  We implemented a rotary reverse circulation placer drilling program with the following objectives:

•

First, to establish SEC Industry Form 7 compliant reserves in Little Squaw Creek,

•

Second, to set the stage for expanded placer gold resource drilling in adjacent drainages, and

•

Third, to complete the proposed 90-hole 13,000 foot program all according to recommendations of independent placer mining consultant Mr. Keener.

The rotary drill was mobilized to Chandalar over the winter trail in March 2007. Drilling started on June 18th on the Spring Creek site after being delayed by some mechanical problems with the drill. The Spring Creek site quickly thawed and became too muddy to operate in. Four holes were attempted in Spring Creek, but all flooded out. The drill was then moved to Little Squaw Creek were 107 holes were drilled throughout the summer. The drill was moved to the lower reaches of Big Squaw Creek on September 14th and drilled two scout holes. The drilling season ended on September 16th, and the drill was de-mobilized to Fairbanks on September 23rd using a Hercules C-130 cargo aircraft.

Due to generally favorable seasonal drill conditions, we exceeded our goal of 90 drilled holes and a total of 13,000 feet. We drilled 113 holes for a total of 15,535 feet of drill samples on the property during the 2007 summer field season (see table 3 below).

Table 3 - CHANDALAR 2007 Drilling Statistics Summary

Exploration Targets	Planned Number of Drill Lines	Planned Number of Holes	Planned Total Footage (feet)	Number of Holes Collared Holes	Completed Footage	Number of Abandoned Holes
Little Squaw Creek (Bench)	7	70	10,000	107	14,985	20
Spring Creek	2	10	1,500	4	168	4
Big Squaw Creek	2	10	1,500	2	382	1
Total	11	90	13,000	113	15,535	25

Twenty-five drill holes did not reach bedrock and were abandoned due to caving or ground swelling or were terminated at the full extent (210 feet) of the available drill rod. None of the four Spring Creek holes that were attempted penetrated sufficiently to test the exploration target. A few traces of gold were found in the drill samples. The two scout holes drilled on Big Squaw Creek found non-economic levels of gold scattered through the fluvial gravel, and it appears to be concentrated in greater amounts at depth. The Big Squaw Creek drill holes did not reached bedrock, and it is questionable whether any in Spring Creek did either.

On Little Squaw Creek, seventy-three drill holes intersected the “Pay Horizon” (the mineralized stratum of gravel from which significant or potentially economic quantities of gold can be recovered). Some of those holes did not completely penetrate it. The Pay Horizon thickness-weighted average recoverable gold grade for the 73 drill holes is 0.0247 ounces per bank cubic yard. This equates to $22.27 per cubic yard (yd3) over a thickness of 83 feet (28 yards) using the current gold price of about $900/oz (see table 4  and Maps 3, 4 and 5 below). We believe the order of magnitude of drilled mineralized material is in the many millions of cubic yards, and that the drill sample results confirm our opinion that we have discovered an industrial-scale placer gold deposit of potential commercial significance. Spatial limits and overall grade of the gold-bearing gravels containing the potentially economic Pay Horizon have not yet been determined. The placer gold deposit remains open for expansion in three directions

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results

2007 Placer Drilling Program
Little Squaw Creek Summary of Drill Hole Cut Pay Grades
As of February 15, 2008

	Reverse Circulation Drilling					All nuggets > 150 mg cut to 150 mg
	Pay Grade = $ value per bcy of extractable gold					Valuations use gold recovered @ 850 fine
	bcy = bank cubic yards (in situ)

Table at Gold Price = $900/oz
Drill Line Mineralized Material Summary
Line	Number	Bedrock	Glacial or Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For
	Of Drill Holes	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel
	With Pay	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Comments
	Grade	Average	Average	Average	CUT	CUT
1.2	5	111.0	50.0	58.0	0.0135	$ 12.15	800' gap in center of line
2	4	175.0	65.5	110.5	0.0173	$ 15.59	570' gap in center of line
3	11	154.4	70.6	84.0	0.0347	$ 31.25
4	16	150.5	71.3	79.1	0.0249	$ 22.41
4.4	1	118.0	55.0	105.0	0.0165	$ 14.88
4.6	1	165.0	45.0	120.0	0.0259	$ 23.27	West limit defined. Lines 4.7 & 4.8 only traces gold
5	4	126.3	37.5	88.8	0.0156	$ 14.05	200' gap in center of line. West limit defined. Hit cavities - old mine workings?
6	2	83.3	15.0	68.3	0.0107	$ 9.63
7	4	109.3	16.3	96.3	0.0307	$ 27.59	West limit defined
8	7	154.0	44.3	104.1	0.0263	$ 23.65
8.6	3	97.3	45.0	34.0	0.0214	$ 19.26	Hit cavities - old mine workings
9	4	125.0	45.0	82.0	0.0349	$ 31.42
9.9	1	118.0	5.0	115.0	0.0089	$ 8.01
10	10	143.6	59.3	72.9	0.0226	$ 20.37	Hit cavities - old mine workings
Weighted Avg. =	73	139.4	54.8	82.6	0.0247	$ 22.27
Yards =		46.5	18.3	27.5

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 1.2 (1,345 feet long)
Line	Number	Bedrock	Glacial or Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For
	Of Drill Holes	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel
	With Pay	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Comments
	Grade	Average	Average	Average	CUT	CUT
9 East	85.0	70.0	15.0	0.0028	$ 2.52
7 East	85.0	50.0	35.0	0.0110	$ 9.89
5 East	100.0	40.0	60.0	0.0238	$ 21.39	10' @ $82.36
3 East	130.0	50.0	65.0	0.0049	$ 4.43
1 East	115.0	55.0	55.0	0.0068	$ 6.08
1	125.0	55.0	75.0	0.0189	$ 16.98	10' @ $73.85	Includes 5' of bedrock
5 Hole Average =	111.0	50.0	58.0	0.0135	$ 12.15		800' separates hole 1 from hole 18
Yards =	37.0	16.7	19.3

18	95.0	55.0	40.0	0.0031	$ 2.82		No bedrock

Drill Line 2 (1,225 feet long)
Line	Number	Bedrock	Glacial or Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For
	Of Drill Holes	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel
	With Pay	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Comments
	Grade	Average	Average	Average	CUT	CUT
6 East	70.0	64.0	16.0	0.0052	$ 4.67
4 East	97.0	56.0	42.0	0.0070	$ 6.32
2 East	105.0	49.0	57.0	0.0184	$ 16.53
8	189.5	68.0	122.5	0.0179	$ 16.11	10' @ $118.81
10	195.5	72.0	124.5	0.0155	$ 13.97	5' @ $87.93
12	210.0	73.0	138.0	0.0180	$ 16.22	15' @ $67.61	Also 5' @ $75.96; No bedrock
4 Hole Average =	175.0	65.5	110.5	0.0173	$ 15.59		570' separates hole 2E from hole 8
Yards =	58.3	21.8	36.8

15	200.0	75.0	126.0	0.0066	$ 5.96
19	200.0	75.0	126.0	0.0066	$ 5.97		No bedrock

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 3 (1,400 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT	($bcy)
12 East	97.5	70.0	30.0	0.1057	$ 95.13	10' @ $233.14	Secondary channel?
9 East	114.0	89.0	25.0	0.0555	$ 49.94	5' @ $221.97	Only pay interval in hole.
7 East	128.0	74.0	54.0	0.1613	$ 145.17	5' @ $1,366.06	No nugget effect
5 East	138.0	64.0	74.0	0.0385	$ 34.65	15' @$82.94
3 East	147.0	49.0	98.0	0.0219	$ 19.67	5' @ $94.36
1	159.0	48.0	111.0	0.0219	$ 19.74	10' @ $88.60
3	174.0	63.0	111.0	0.0308	$ 27.75	5' @ $85.20	Also 5' @ $71.66
5	165.0	64.0	101.0	0.0195	$ 17.52	5' @ $77.32	Also 5' @ $72.82
7	173.0	82.0	91.0	0.0171	$ 15.35	10' @ $74.22
9	193.0	88.0	105.0	0.0167	$ 15.03	5' @ $86.65
12	210.0	86.0	124.0	0.0218	$ 19.61	15' @ $96.02	No bedrock
11 Hole Average =	154.4	70.6	84.0	0.0347	$ 31.25
Yards =	51.5	23.5	28.0
15.5	210.0	110.0	100.0	0.0023	$ 2.07		Last interval = 5' @ $34.64; No bedrock

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 4 (1,070 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
5 East	75.0	60.0	15.0	0.0874	$ 78.68		Incl. 5' bedrock; Secondary channel?
1 East	85.0	45.0	40.0	0.0827	$ 74.39	25' @ $94.32
1	115.0	63.0	52.0	0.0233	$ 20.97
2	136.0	65.0	71.0	0.0300	$ 27.03
3B	149.0	60.0	89.0	0.0432	$ 38.90	20' @ $80.45	Also 5' @ $135.14
4	150.0	75.0	75.0	0.0221	$ 19.88
5	157.0	72.0	85.0	0.0075	$ 6.71
6	172.0	65.0	107.0	0.0347	$ 31.26	10' @ $89.82	Uncut = 10' @ $602.58; Also 5' @ $104.28
7	188.0	83.0	105.0	0.0245	$ 22.08	10' @ $128.17	Uncut = 10' @ $228.03; Also 5' @ $104.20
8	193.0	75.0	118.0	0.0024	$ 2.13
9	186.0	75.0	111.0	0.0134	$ 12.08	5' @ $90.53
10	168.0	70.0	96.0	0.0082	$ 7.41
11	149.0	85.0	64.0	0.0186	$ 16.77	10' @ $67.68
12	155.0	83.0	72.0	0.0168	$ 15.09	10' @ $70.18
13	162.0	85.0	77.0	0.0686	$ 61.71	10' @ $346.70	Uncut = 10' @ $707.52
14	168.0	80.0	88.0	0.0099	$ 8.88
16 Hole Average =	150.5	71.3	79.1	0.0249	$ 22.41
Yards =	50.2	23.8	26.4
15	158.0	80.0	78.0	0.0052	$ 4.71

Drill Line 4.4 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	118.0	55.0	105.0	0.0165	$ 14.88

Drill Line 4.6 (330 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	165.0	45.0	120.0	0.0259	$ 23.27	25' @ $212.15
Yards =	55.0	15.0	40.0

5	110.0	50.0	60.0	0.0015	$ 1.37
7	85.0	70.0	15.0	0.0095	$ 8.57
9	70.0	55.0	15.0	0.0046	$ 4.10

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 4.7 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	150.0	15.0	135.0	0.0031	$ 2.81		Includes 5' of bedrock

Drill Line 4.8 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	145.0	20.0	105.0	0.0028	$ 2.51		Does not include botton 15' of gravel

Drill Line 5 (600 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
5 East	110.0	50.0	60.0	0.0134	$ 12.05
3 East	145.0	40.0	105.0	0.0311	$ 27.96	15' @ $88.44	Includes 5' of bedrock
1B	135.0	35.0	100.0	0.0067	$ 6.06		No bedrock. Hit cavities - old mine work
2B	115.0	25.0	90.0	0.0089	$ 8.04
4 Hole Average =	126.3	37.5	88.8	0.0156	$ 14.05		200' separates hole 3E from hole 11B
Yards =	42.1	12.5	29.6

1	43.0	0.0	43.0	0.0048	$ 4.28		Incomplete hole
2	55.0	40.0	15.0	0.0021	$ 1.91		Incomplete hole
3	67.0	30.0	37.0	0.0104	$ 9.38		Incomplete hole
3B	105.0	40.0	65.0	0.0029	$ 2.57
4	68.0	0.0	68.0	0.0000	$ -		Incomplete hole. Traces Au
4B	95.0	0.0	95.0	0.0000	$ -		Traces Au
5	85.0	0.0	85.0	0.0000	$ -		Traces Au. Clayey sediments
6	60.0	0.0	60.0	0.0000	$ -		Clayey sediments
7	65.0	0.0	65.0	0.0000	$ -		Clayey sediments

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 6 (50 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	135.0	20.0	115.0	0.0130	$ 11.73	5' @ $146.81	Includes 5' bedrock
2	115.0	25.0	90.0	0.0077	$ 6.95	5' @$67.42
2 Hole Average =	83.3	15.0	68.3	0.0107	$ 9.63
Yards =	27.8	5.0	22.8

Drill Line 7 (400 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
3 East	111.0	25.0	88.0	0.0177	$ 15.93	10' @ $85.57	Includes some bed rock
2 East	107.0	30.0	80.0	0.0478	$ 43.02	20' @ $82.53	Includes some bed rock
1 East	125.0	5.0	126.0	0.0381	$ 34.29	30' @ $73.12	Includes some bed rock
1	94.0	5.0	91.0	0.0178	$ 16.02	5' @ $142.89	Includes some bed rock
4 Hole Average =	109.3	16.3	96.3	0.0307	$ 27.59
Yards =	36.4	5.4	32.1
2	92.0	0.0	90.0	0.0002	$ 0.20
3	105.0	15.0	90.0	0.0019	$ 1.70
4	96.0	5.0	85.0	0.0007	$ 0.59

Drill Line 8 (350 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	150.0	30.0	120.0	0.0111	$ 9.99		No bedrock
2	128.0	20.0	110.0	0.0794	$ 71.46	20' @ $162.21	Also 10' @ $112.66; Includes some bed rock;
3	176.0	65.0	113.0	0.0269	$ 24.21	15' @ $78.01	Also 5' @ $55.18; Includes some bed rock
4B	194.0	60.0	136.0	0.0206	$ 18.54	10' @ $68.00	Also 5' @ $65.46; Includes some bed rock
5	155.0	65.0	90.0	0.0090	$ 8.10		No bedrock
6B	155.0	20.0	95.0	0.0128	$ 11.52		Includes some bed rock
7	120.0	50.0	65.0	0.0188	$ 16.92	5' @ $94.38	Includes some bed rock
7 Hole Average =	154.0	44.3	104.1	0.0263	$ 23.65
Yards =	51.3	14.8	34.7

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 8.6 (150 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	97.0	45.0	5.0	0.0163	$ 14.67		Hit cavity - old mine workings
2	95.0	40.0	45.0	0.0229	$ 20.61	10' @ $67.14
3	100.0	50.0	52.0	0.0206	$ 18.54	5' @ $98.02	Includes some bed rock
3 Hole Average =	97.3	45.0	34.0	0.0214	$ 19.26
Yards =	32.4	15.0	11.3

Drill Line 9 (200 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	104.0	35.0	71.0	0.0178	$ 16.02	5' @ $167.52	Includes some bed rock
2	118.0	40.0	80.0	0.0926	$ 83.36	10' @ $579.92	Also 5' @ $162.06; Includes some bed rock
3	139.0	55.0	86.0	0.0124	$ 11.16
4	139.0	50.0	91.0	0.0188	$ 16.92		Includes some bed rock
4 Hole Average =	125.0	45.0	82.0	0.0349	$ 31.42
Yards =	31.3	11.3	20.5

Drill Line 9.9 (Single hole)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	118.0	5.0	115.0	0.0089	$ 8.01

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 10 (500 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT	($bcy)
1	79	50.0	81.0	0.0027	$ 2.43		Includes some bed rock
2	120.0	45.0	77.0	0.0097	$ 8.73		Includes some bed rock
3	148.0	55.0	70.0	0.0192	$ 17.28		Includes some bed rock
4	161.0	65.0	90.0	0.1061	$ 95.49	30' @ $182.01	Also 5' @ $151.10; Includes some bedrock
5	161.0	80.0	83.0	0.0111	$ 9.99		Includes some bed rock
6	167.0	88.0	73.0	0.0122	$ 10.98		No bedrock; hit caves - old mine workings
7	200.0	70.0	105.0	0.0107	$ 9.63		No bedrock
8	175.0	75.0	50.0	0.0128	$ 11.52		Includes some bed rock
9	90.0	40.0	50.0	0.0011	$ 0.99		No bedrock; hole abandoned
10	135.0	25.0	50.0	0.0202	$ 18.18		No bedrock
10 Hole Average =	143.6	59.3	72.9	0.0226	$ 20.37
Yards =	47.9	19.8	24.3

Map 3 – 2007 Drill Hole Pattern in Little Squaw Creek Channel and Alluvial Fan

Map 4 – Example of Little Squaw Creek Drill hole and Gold Recovery Cross Section across the Alluvial Fan

LINE 4-TOTAL Little Squaw Creek
WEST
EAST
COLLAR ELEVATION (FEET)
H-15
H-14
H-13
H-12
H-11
H-10
H-9
H-8
H-7
H-6B
H-5
H-4
H-3B
H-2
H-1
H-1E
H-5E
BASE LINE
LITTLE SQUAW CREEK
GLACIAL SEDIMENTS
FLUVIAL
BEDROCK
BEDROCK
mg gold per 5 ft interval
6-10 mg
11-39
≥40
surface
glacial
fluvial
bedrock
NOTE: gold contents represented above by drill-interval are based on physical weighing of recovered gold particles
Prepared for :
Little Squaw Gold Mining Co.
Compiled by:
J C Barker Consulting Geologist CPG
REV 11-12-07

Map 5 – Example of Little Squaw Creek Drill Hole and Gold Recovery Cross Section across the Channel (Gulch Portion)

LINE 8
Little Squaw Creek
WEST
EAST
COLLAR ELEVATION (FEET)
BASE LINE
H-7
H-6B
H-5
H-4B
H-3
H-2
road
H-1
LITTLE SQUAW CREEK
MIXED FLUVIAL & GLACIAL SEDIMENTS
BEDROCK
mg gold per 5 ft interval
6-10 mg
11-39
≥40
surface
glacial
fluvial
bedrock
y=2
x=1
REV 11-15-07

Prepared for:
Little Squaw Gold Mining Co.
Compiled by:
J C Barker Consulting Geologist CPG

NOTE: gold contents represented above by drill-interval are based on physical weighing of recovered gold particles

All the drill lines are perpendicular to the water channel flow and linear direction of the gently northward sloping gravel deposits. The borehole pattern involved ten lines spaced 500 feet apart that cross the gravel Pay Horizon at right angles, with the holes drilled at 50- to 100-foot intervals along the lines.  Substrate borehole samples were collected continuously every five feet and processed via a sophisticated sample-reduction process that recovers the native gold contained in the drill cuttings. A total of 3,110 drill samples were collected and processed as described above with the drill hole sample summary results presented in Table 4.

Based on a publicly available February 2002 government study, we believe the value of the placer gold gravels at Chandalar falls within potentially economically extractable limits. U.S. Bureau of Land Management (BLM) Alaska Technical Report 38 is titled, “Economic Prefeasibility Studies of Mining in the Koyukuk Mining District, Northern Alaska.” The Koyukuk mining district lies immediately west of the Chandalar mining district within the same mountain range. According to economic modeling in the report, placer mines having access and geology similar to the Little Squaw Creek deposit, required a recoverable metal value of $4.62/yd3 to be economic, based on a Discounted Cash-Flow Rate-of-Return calculation using a 15% discount rate. The BLM report states dollar values in loose cubic yards (mined), whereas the Company states the recoverable gold value in bank cubic yards (in ground). If a normal expansion factor of 30% is applied to convert bank to loose cubic yards, then an estimated recoverable metal value of about $6.01 would be required to yield a 15% return on investment. The inflation-adjusted amount is $8.27 yd3 in today’s dollars (Bureau of Labor Standards Indices — Producer Price Index Industry Data for Construction, Sand, and Gravel Mining). The size of the Little Squaw Creek deposit and the scale of a potential mining operation there would exceed any of those in the BLM study, and would gain economies of scale not reflected in the BLM study.

We believe our Little Squaw Creek alluvial gold deposit discovery is the first of its kind in Alaska. Our geologists characterize it as an aggradational placer gold deposit. Although unique in Alaska, many similar deposits exist in neighboring Siberia in what is known as the Central Kolyma Area where cumulative past production is said to be on the order of 77 million ounces. All other alluvial gold deposits in Alaska are commonly referred to as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces (see maps 4 and 5). Aggradational placer gold deposits are generally more conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits.

 The plan view of the Little Squaw Creek gold deposit (see map 3) shows it to be somewhat funnel-shaped. The deposit has been divided into two distinct geomorphological zones: a Channel (aka Gulch), or narrower portion, and a Fan, or apron portion. A thick paleo-Channel (Gulch) deposit of mineralized gravel is defined by drill lines 5 through 10 in the upper reaches of Little Squaw Creek. It is dammed by a subterranean band, or ledge, of erosionally resistant greenstone that it breached sometime in the past, disgorging itself northward to become a broad alluvial Fan (similar to a fossilized delta). This wide, thick fan of gold-bearing stream gravels is defined by drill lines 1.2 through 4, where it is buried under gold-barren glacial sediments. The Fan portion of the deposit averages 83 feet thick (28 yards) and it is overlain by glacial overburden (mud, sand and cobbles) containing sparse gold values that average 58 feet (19 yards) thick. The drilling results from lines 3, 4 and 5 also indicate that a younger gold-bearing stream channel possibly overlies the Fan along its east side. All these unconsolidated sedimentary strata lay on schist bedrock. The drilling does not define the limits of the Fan, nor of the overlying more recent channel deposits. The system of gold-bearing fan gravels is open to expansion to the north, east and west.

Scoping Study on Chandalar Alluvial Deposit

We have commissioned a scoping study to determine if the value of our alluvial gold deposit on Little Squaw Creek falls within economically extractable limits. This scoping study is being done by Metallogeny, Inc. in cooperation a consulting state licensed and registered mining engineer with Alaska placer gold mining expertise. They are to create and cost-out a preliminary mine design and produce cash flow and sensitivity analyses for a quantity of mineralized material they will calculate for the deposit. The ultimate objective of this combined effort is to establish an SEC Industry Guide 7 compliant mineral reserve. We expect the results of the scoping study to set the course for our future activities at Chandalar. Any future work program recommendations await the final results of the scoping study. If economic viability is indicated, we expect that about 60,000 feet more of reverse circulation drilling will be need to prove up resources and explore for extensions of the mineralized gravels.

Subsequent to the end of the year, in March of 2008, we received draft results of that independent economic scoping study.  The study’s preliminary conclusion says that gold-bearing gravels on Little Squaw Creek contain 231,000 ounces of recoverable gold that could be extracted at a cash cost of $442 per ounce and a full cost, including capital amortization, of $711 per ounce. Once we receive a final version of this draft study, we will make it publicly available on our web site. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase profitable mine life while decreasing unit costs.

The draft scoping study examines an open-pit mine plan that would begin with production at 30,000 ounces of gold per year and yield an average of 21,000 ounces of gold per year over an 11-year mine life. Required start-up capital is estimated at $17.9 million dollars with life-of-mine capital costs at $30.6 million. Cash flow analyses run at $900-per-ounce gold show a 33 percent internal rate of return on capital investment with a 3.6-year payback. Cumulative net revenues are projected to total $204 million (after transport cost deduction and refining losses), net cash flow projection totals $44 million and the net present value of cash flow projection totals $12 million using a 15% discount rate. The team responsible for the scoping study is lead by a consulting licensed mining engineer experienced in the operation of alluvial gold mines.

It is management’s opinion that we have discovered a commercially viable, industrial-scale alluvial gold deposit that is geologically unique to Alaska but similar to the big alluvial gold deposits being mined in neighboring Siberia. We have defined more than 8 million cubic yards of near-surface pay gravels where we believe we can gain the economies of scale in a surface bulk-mining operation. This amount could double as drilling progresses. We believe that this alluvial gold deposit can be streamlined into production because it does not require the use and permitting of milling, chemicals and tailings ponds in the gold recovery process.

In making this announcement, we do not purport to have a U.S. Securities and Exchange Industry Guide 7 compliant mineral resource.  We do, however, believe that the quantity of mineralized material as defined in the scoping study falls within the definition of resource classifications by the Canadian Institute of Mining.

We are proceeding with more in-depth engineering studies as we prepare for an aggressive summer drilling program which will be financed by a private placement offering. Should we unsuccessful in this financing effort the drilling program will of necessity be deferred until sufficient funds can be raised to fund those drilling operations.

Livengood Bench, Alaska

On December 28, 2007, we entered into an Exclusivity Agreement (“the Agreement”) on the Livengood Bench placer gold mine in Alaska.  The Livengood Bench property is located 75 miles north of Fairbanks, Alaska and has paved-road access. The mine has produced over 400,000 ounces of placer gold, but was placed on care and maintenance in 2000 due to low gold prices. The existing database indicates the presence of 12.8 million cubic yards of gold-bearing alluvium (gravel) believed to contain about 355,000 ounces gold. The exclusivity fee under the Agreement was $100,000. The Agreement afforded us the exclusive right to conduct a comprehensive analysis of the property, make commercial viability studies and possibly enter into a definitive agreement for the purchase of the property. On February 15, 2008, our Board of Directors heard a report by a due diligence and commercial scoping committee organized for the purpose of evaluating the Livengood Bench property.  The Board of Directors concluded the property was not a suitable investment for Little Squaw. We then canceled the Exclusivity Agreement and released our potential interest in the property.

Marisol Property, Sonora State, Mexico

On November 27, 2007 we acquired the Marisol gold property located near the U.S. border south of Tucson in Sonora State, Mexico.

The favorable geological environments in Mexico, and Sonora State, in particular, provide many precious-metals exploration opportunities. Marisol lies in the Cucurpe Mining District where some 2 million ounces of gold have been produced primarily from epithermal-type deposits. Current gold resources for the district are thought to be on the order of 3 million ounces.

Management believes that acquisition of this drill-ready property is another example of our commitment to building value for our investors by focusing on highly prospective gold exploration assets concurrently with our diversification across politically supportive jurisdictions in the Americas.  Specifically, Mexico combines favorable geology with stable political, social, and economic factors. Mexico has a thirty-four percent (34%) National Income Tax rate, but imposes no State Mining Tax Royalties and allows comparatively liberal depreciation of mining assets for the purposes of calculating the net tax due. The ability to work year-round in Mexico will counterbalance the seasonal campaigns on our Alaska property.

We have formed and registered a wholly owned subsidiary, Minera LSG, S.A. de C.V. ("Minera LSG"), to hold our assets in Mexico. Minera LSG has an option to acquire 100 percent of the Marisol property mineral rights by making staged semi-annual payments totaling $2,500,000 over five years ending on October 22, 2012. A residual 1.25 percent net smelter return royalty may be purchased for $1,500,000. A second agreement requires annual payments to surface owners for access, water usage, and rights to explore and develop the property. Payments made under these agreements during 2007 totaled $51,750.  In addition, a finder's fee of $10,000 was paid in the form of common stock to an independent party.

The 1,411-acre Marisol property is in northern Sonora State, 130 miles south of Tucson, Arizona, and 8 miles from the principal highway between Nogales and Hermosillo, Sonora. Marisol exhibits good potential to host bulk-tonnage gold-silver deposits that may be amenable to low-cost open-pit and heap leaching mining methods. The property exhibits two subparallel, northeast-trending, gold-silver mineralized structures separated at the surface by 230 feet of argillic/sericite-altered Jura-Cretaceous age siltstone, limy siltstone and clastic sediments. These sediments are similar in texture and composition to some of those hosting the epithermal Carlin Trend (Nevada) gold deposits. They are also similar to those at the Santa Gertrudis mine, 30 miles northeast of Marisol, which produced more than 300,000 ounces of gold from similar northeast-trending structures between 1991 and 1997.

The Marisol deposit occurs adjacent to a major southeast-trending structure termed the "Mojave-Sonora Megashear." The megashear is believed to be a left-lateral transform fault system that stretches from central Sonora to south-central California. A number of gold mines are located along this structure, including La Herridura, the largest producing gold mine in Mexico with reserves of more than 5 million ounces, and the San Francisco mine, which is 12 miles west of Marisol with more than a million ounces of combined gold production and resources.

Surface rock samples collected by us confirmed good gold values from the mineralized zones. Two samples from the walls of small-scale mining operations conducted in the 1940’s returned values of 2.3 and 4.6 ppm gold(0.067 and 0.134 oz Au/st). Chip-channel samples from the surface zone to the southeast returned gold values up to 8.8 ppm gold (0.257 oz Au/st) over 6.5 feet. Old drilling records indicate this mineralization continues to depth. The mineralized structures can be traced by intermittent historic small-scale mine excavations along a distance exceeding 1.5 miles. Geologic mapping and geochemical sampling have disclosed additional areas of hydrothermal alteration and potential mineralization that may be related to mineralized structures not previously recognized.

In February 2008, we organized and began implementation of a 5,000-foot drilling campaign as 10 diamond core drill holes. This drilling is designed to verify depth extensions of mineralization under and around the old mining area, and is in progress as of the date on this report. Our geologists’ initial examination found indications that the zone of gold mineralization may extend far beyond the old mining area. An exploration program that includes geological mapping and rock and soil geochemical sample surveys to define the limits of mineralization is also in progress.

Pedra de Fogo, Brazil

In March of 2007, we acquired the Pedra de Fogo gold exploration property in Goias State, south central Brazil.  The property covers about 45 square miles of prospective Precambrian age greenstone geologic terrain within a prolific mining region between two large producing gold mines: Chapada, 30 miles to the east, and Crixas, 20 miles to the south. Past production and current resources for both mines total 8.7 million ounces of gold. Our property is located near the town of Reisopolis and road access is excellent. This acquisition is consistent with our philosophy to geographically diversify our gold exploration activities into prospective and politically friendly areas and to extend our capabilities to conduct field work year-round.

We acquired the property under a 20-year mining lease agreement with private prospectors.  The prospectors, both of whom are geologists, also provided us with a significant technical data package, including geologic, stream-sediment, and soil-geochemical maps. The property covers strong and continuous geochemical gold anomalies in stream sediments that we confirmed through due diligence sampling.  The mine rights consist of a series of federal claims, or concessions that underlie private property, mainly small cattle ranches. We have arranged for access permission with the affected ranch owners in order to carry out our explorations.

Shortly after acquisition, we initiated an aggressive exploration program to identify the source(s) of the geochemical gold anomalies.  Our initial exploration activities included surface soil and rock samples being taken broadly across the property. In October, we announced that the completed orientation soil geochemical survey identified four substantial gold-anomalous areas. A total of 470 soil samples and 28 rock samples were collected for this survey along a series of east-west and north-south sample lines. These lines crossed over areas previously identified by stream sediment sampling as having gold source areas within several large drainages

Bedrock in this region is largely concealed by thick, subtropical, lateritic soil. The largest gold-anomalous area recognized so far is about 1,500 feet wide and extends north-south over three miles across several drainage basins on the east side of the property. Consulting geologists working the program believe this target is associated with a stratum of banded iron formation.

All four target zones found by the soil sampling are open-ended and appear to identify source areas for the gold recognized in the earlier stream sediment sampling. The soil anomalies are all linear, trending northward, and range from 1,500 to 3,000 feet in width by one to three miles in length. One possible source area was identified by rock chip sampling of small isolated outcrop of quartzite that yielded 0.544 ppm gold (0.016 oz Au/st) near where a series soil samples assay 0.131 to 1.44 ppm gold (0.004 to 0.042 oz Au/st).

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

Mechanized follow-up soil sampling and trenching are planned in the coming months to better examine the cause and extent of the gold anomalies we have identified, provided adequate funds are available. Additional areas with similar gold signatures in previous stream-sediment samples will also be sampled.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2007, we filed a civil complaint in the Superior Court for the State of Alaska, Fourth Judicial District, at Fairbanks (Case No. 4FA-07-1131 Civil) against defendant Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, alleging breach of contract, breach of fiduciary  duty, trespass, and conversion of gold, information and personal property, and seeking quiet title, ejectment, return of property, and damages, all in relation to a dispute over claims on our Chandalar property. The complaint involves four state mining claims owned by us, covering approximately 160 acres in the Chandalar Mining District of Alaska, hereinafter referred to as the Contested Mining Claims, such Contested Mining Claims consisting of less than 1% of our current total claims at Chandalar.

On October 1, 1989, we entered into a ten-year lease with Gold Dust Mines, Inc. (“Gold Dust Mines”), for certain of our placer mining properties, including some of the Contested Mining Claims. A provision in the lease allowed for its extension for up to forty years more. The lease permitted Gold Dust Mines to use the properties for gold placer mining purposes and to stake claims in the name of Little Squaw in exchange for lease and royalty payments.  Pursuant to the lease, Gold Dust Mines conducted activities from 1990 into 2003 on the leased placer mining properties, including routinely performing the annual assessment work on all of our Chandalar Traditional state mining claims, as required by the terms of the mining lease.  In 1996, pursuant to notice from Gold Dust Mines that it was abandoning placer mining operations on certain properties, the lease was amended to limit Gold Dust Mines’ lease to properties along Big Creek and St. Mary’s Creek.

We allowed some of our claims to lapse in 2000 for lack of funds to maintain them because for a series of years Gold Dust did not make its annual leasehold payments to us, nor pay to us the annual state rental fees on the claims it had leased from us, as required by the lease. The Ackels did continue doing the mandatory annual assessment work on our remaining claims on our behalf, as required by the lease, through the year 2002 by a verbal understanding with former management effectively extending the lease.  In July of 2003, the Ackels located twenty-one 40-acre MTRSC state mining claims on their own behalf in some of the areas previously vacated by us. The area of the claims we had to relinquish in 2000 was largely recovered September of 2003 when we re-staked it with 160-acre MTRSC state mining claims. Some of the Ackels’/Gold Dust’s claims are now inliers to our Chandalar mining claim block, and some of those as well are located partially or wholly over four Traditional 40-acre state mining claims continually held by us or our predecessors since 1987. The Ackels conducted seasonal placer gold mining operations on Big Creek during 2005 and 2006 on one of those claims that is now in conflict. The Ackels also conducted placer mining operations on Big Creek in 2007 that may have extracted gold from a second claim in conflict, to be determined by a claim boundary survey yet to be conducted. We maintain that we are the senior locator of all the mining claims where Ackels has overstaked us, and we believe our claims were and continue to be in good legal standing. We intend to maintain and defend our claimholder rights.

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

Other than routine litigation incidental to our business, there are no pending legal proceedings in which the Company is a party or any of their respective properties is subject. There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our Common stock is traded on the NASD OTC Bulletin Board under the symbol “LITS”.  The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2006 and 2007.

Fiscal Year

High Closing

Low Closing

2006

First Quarter

$0.80

$0.25

Second Quarter

$1.37

$0.65

Third Quarter

$1.70

$1.10

Fourth Quarter

$1.60

$1.15

2007

First Quarter

$1.46

$1.04

Second Quarter

$1.21

$0.92

Third Quarter

$1.20

$0.72

Fourth Quarter

$0.84

$0.77

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2007 there were 2,957 shareholders of record of our common stock and approximately 1,169 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During 2007, we issued 60,000 shares and 100,000 options to purchase shares of our Company’s common stock under our Restated 2003 Share Incentive Plan. Subsequent to 2006 issues, at December 31, 2007, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	515,000	$0.51	210,000
Equity compensation plans not approved by security holders	0	0	0
Total	515,000	$0.51	210,000

Issuer Purchase of Equity Securities

During 2007, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Results of the 2007 Summer Exploration Season

Broken Hills West, Nevada

During 2007, we continued with our surface evaluation. A detailed geologic map was finalized in conjunction with the collection and analyses of about 80 rock samples. A soil sample grid covering the entire claim block was completed with 400 samples collected and analyzed. The results of this work support but do not significantly enhance our original target concepts for finding a blind (or buried) gold vein system. We have yet to recognize a definitive drill target. The next stage of evaluation will involve a geophysical survey incorporating induced potential and ground magnetometry.

Chandalar, Alaska

The 2007 seasonal exploration program for our Chandalar property built on the foundational work performed in 2004 through 2006.  With our inability to secure a diamond core drill for the summer exploration season, we refocused our exploratory efforts toward trenching and sampling on hard rock prospects, and reverse circulation drilling on the alluvial deposit identified by Jeff Keener of Metallogeny, Inc. during the analysis of 2006 exploration activities.

In February 2008, we received the final drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages. The complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit of potential commercial significance (see our November 10, 2007 and February 14, 2008 press releases) on the Little Squaw Creek. The scout drilling results on Spring Creek were insufficient to assess its potential to host a gold deposit. The scout drilling results on Big Squaw Creek were encouraging. Additional drilling is required to fully assess all three drainages.

The placer gold drilling project has outlined a large body in the many millions of cubic yards of mineralized material as gold-bearing gravels on the Little Squaw Creek drainage. This discovery is thought to be unique in the history of Alaska mineral deposits because it is an unusual type of placer gold deposit called an aggradational placer, in contrast to the bedrock placer gold deposits so well known in Alaska. Spatial limits and overall gold grade of the alluvium containing the potentially economic “Pay Horizon” have not yet been determined, and will require a couple of hundred more drill holes. The length-weighted average grade of the drill holes that penetrated the Pay Horizon is 0.0247 ounces of gold per cubic yard (yd3). We believe the volume of mineralized material, the indicated grade of it and the disseminated nature of the gold in the aggradational type of gold deposit it is should make our discovery amenable to bulk mining and processing methods. We further believe that in acquiring such economies of scale together with the simple gold recovery gravity methods that would be employed constitute a potentially viable industrial-scale gold mining opportunity for us. Accordingly, we have commissioned a scoping study to determine if the value of our alluvial gold deposit falls within economically extractable limits. This scoping study is being done by a professional service contractor, Metallogeny, Inc. in cooperation a consulting state licensed and registered mining engineer with Alaska placer gold mining expertise. The ultimate objective of this combined effort is to establish an SEC Industry Guide 7 compliant gold reserve. We expect the results of the scoping study to set the course for our future activities at Chandalar. Any future work program recommendations await the results of the scoping study. If economic viability is indicated, we expect that about 60,000 feet more of reverse circulation drilling will be need to fully evaluate the deposit. We currently do not have sufficient funds to execute such a program.

Marisol, Sonora State, Mexico

This property was acquired late in 2007 and no exploration work was completed on it beyond the preliminary work performed during the due diligence period prior to acquisition. Surface rock samples collected by us earlier in 2007 confirmed good gold values from the mineralized zones. Two samples from the walls of small-scale mining operations conducted in the 1940’s returned values of 2.3 ppm and 4.6 ppm gold. Chip-channel samples from the surface zone to the southeast returned gold values up to 8.8 ppm gold over 6.5 feet. Old drilling records indicate this mineralization continues to depth. The mineralized structures can be traced by intermittent historic small-scale mine excavations along a distance exceeding 1.5 miles. Geologic mapping and geochemical sampling have disclosed additional areas of hydrothermal alteration and potential mineralization that may be related to mineralized structures not previously recognized. Two contacted diamond drill core rigs have been mobilized to the property and are currently performing the planned 10 hole 5,000-foot drill program. The drilling progress has been slow because of mechanical problems with both drills. Both drills belong to a Mexican drilling company based in Hermosillo, Mexico.

Pedra de Fogo, Brazil

Shortly after acquisition in March of 2007, we initiated an aggressive exploration program to identify the source(s) of stream sediment geochemical gold anomalies. These anomalies had found and reported by previous workers in the 1980’s.  Our initial exploration activities included surface soil and rock samples being taken broadly across the property. A completed orientation soil geochemical survey identified four substantial gold-anomalous areas within several large drainages. All four target zones found by the soil sampling are open-ended and appear to identify source areas for the gold. The soil anomalies are all linear and range from 1,500 to 3,000 feet in width by 1 to 3 miles in length. One possible source area was identified by rock chip sampling of small isolated outcrop of quartzite that yielded 0.544 ppm gold near where a series soil samples assay 0.131 to 1.44 ppm gold. Each of the gold-in-soil anomalies is also coincident with geochemical anomalies for the gold mineralization pathfinder elements of copper, zinc, arsenic and barium.

 We are encouraged by the consistency, continuity and size of the gold anomalies we've found in the soil mantle. The coincidence of gold occurring with not only four pathfinder elements, but also with key stratigraphic layers in the greenstone sequence is also promising. We anticipate the next phase of our exploration will be to involve a substantial motorized soil auguring sample campaign and to engage in trenching using an excavator as well, provided sufficient funding is available.

2008 Exploration Plans

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2008 drilling activities.  We estimate that it would take about five million dollars to complete our 2008 exploration plans for all of our properties in Alaska, Nevada, Mexico and Brazil, and to sustaining our corporation at current levels. While we believe that we will be successful in obtaining the necessary financing for 2008, we can not assure that financing may be obtained on terms acceptable to us.  Should we be unable to secure financing, we would take the necessary measures to secure, maintain and protect our corporation and its assets until our financing efforts bear fruit.

Broken Hills West, Nevada

In times of limited cash, exploration priorities must be established. As a result, no significant exploration activities are currently planned for 2008 on this property.  The results of the exploration work performed in 2007 will be further analyzed to determine future exploration activities when sufficient funds become available. The next stage of evaluation would involve a geophysical survey incorporating induced potential and ground magnetometry. We would intend to undertake this work in early 2008 provided funds are available and a suitable geophysical contractor can be engaged to do it.

Chandalar, Alaska

We believe that we accumulated sufficient data during the 2007 placer drilling to establish that we have a significant and potentially commercial gold deposit discovery.  We also think that additional drilling of this placer gold deposit will be need to set ore reserves and to expand the size of  body of mineralization. (This would take about 300 drill holes over two years, accumulating to about 60,000 feet of drilling.) Additionally, we have laid the ground work to secure a diamond core drill to execute the hard rock drill plan formulated during the 2006 drilling season but deferred in 2007.  All exploration activities in Chandalar are contingent upon successful financing during March and April of 2008.  If financing is not obtained by in the Spring of 2008, the window of opportunity to organize a significant exploration program in Alaska for 2008 will close.

Marisol, Sonora State, Mexico

We have contracted and paid for diamond core drilling currently being performed on the Marisol property.  We will likely complete the 5,000-foot drilling campaign in 10 diamond core drill holes, designed to verify depth extensions of mineralization under and around the old mining area. Our exploration work has found indications that the zone of gold mineralization may extend far beyond the old mining area. A planned near-term exploration program includes geological mapping and rock and soil geochemical sample surveys to define the limits of mineralization. If we are unsuccessful in securing adequate financing, we may be required to suspend the surface exploration program until sufficient financing can be obtained. If sufficient funds are not forthcoming during the first half of 2008, we would take measures to retrench activities at Marisol including finding a joint venture partner or terminating the mining lease agreement.

Pedra de Fogo

By contract, we are required to perform a minimum of $100,000 in 2008 on exploration activities on this property to preserve our interest in it.  We are committed to dedicate sufficient resources to accomplish that.   If we are successful in obtaining financing we may re-energize our exploration plans to include the outlined mechanized follow-up soil sampling and trenching to better examine the cause and extent of the gold anomalies we have identified. Additional areas with similar gold signatures in previous stream-sediment samples may also be sampled.

Report on Chandalar Alluvial Deposit

Subsequent to the end of the year, in March of 2008, we received draft results of an independent economic scoping study on our alluvial gold deposit discovery in the Little Squaw Creek drainage located on our wholly owned Chandalar, Alaska, mining property.  The study concludes gold-bearing gravels contain 231,000 ounces of recoverable gold that could be extracted at a cash cost of $442 per ounce and a full cost, including amortization of capital expenses, of $711 per ounce. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase profitable mine life while decreasing unit costs.

The scoping study examines an open-pit mine plan that would begin with production at 30,000 ounces of gold per year and yield an average of 21,000 ounces of gold per year over an 11-year mine life. Required start-up capital is estimated at $17.9 million dollars with life-of-mine capital costs at $30.6 million. Cash flow analyses run at $900-per-ounce gold show a 33 percent internal rate of return on capital investment with a 3.6-year payback. Cumulative net revenues are projected to total $204 million (after transport cost deduction and refining losses), net cash flow projection totals $44 million and the net present value of cash flow projection totals $12 million using a 15% discount rate. The scoping study was done by a consulting licensed mining engineer experienced in the operation of alluvial gold mines.

It is management’s opinion that we have discovered a commercially viable, industrial-scale alluvial gold deposit that is geologically unique to Alaska but similar to the big alluvial gold deposits being mined in neighboring Siberia. We have defined more than 8 million cubic yards of near-surface pay gravels where we believe we can gain the economies of scale in a surface bulk-mining operation. This amount could double as drilling progresses. We believe that this alluvial gold deposit can be streamlined into production because it does not require the use and permitting of milling, chemicals and tailings ponds in the gold recovery process.

In making this announcement, we do not purport to have a U.S. Securities and Exchange Industry Guide 7 compliant mineral resource.  We do, however, believe that the quantity of mineralized material as defined in the scoping study falls within the definition of resource classifications by the Canadian Institute of Mining.

We are proceeding with more in-depth engineering studies as we prepare for an aggressive summer drilling program which will be financed by a private placement offering. Should we unsuccessful in this financing effort the drilling program will of necessity be deferred until sufficient funds can be raised to fund those drilling operations.

Liquidity and Capital Resources

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties.  With the recent reported success in our determination of the size an alluvial ore body in the Little Squaw Creek drainage, we are exploring the economics of beginning a mining operation of our own to fund ongoing hard rock exploration activities and the needs of our corporation in general. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

In December of 2006, we were successful in obtaining approximately $3 million in financing for operations through 2007.  In January and February of 2007, the exercise price of the Class B Warrants increased from $0.35 to $0.50 per share.  As a result, early in 2007, we received $1,215,933 cash proceeds from exercises of 3,465,194 Class B warrants as holders exercised their warrants prior to the increase in exercise price.  Additionally, we received $777,000 cash proceeds from exercises of 2,590,000 Class A warrants and cash proceeds of $140,000 from an exercise of 400,000 2005 Private Placement warrants. Our common stock is currently not trading above the price threshold that would permit us, at our option, to call both the Class A warrants and the Class B warrants to generate additional cash.

On December 31, 2007, we had total assets of $3,245,800 and total liabilities of $1,296,892.  This compares to total assets of $4,933,420 and total liabilities of $1,174,113 on December 31, 2006. The decrease in assets was due largely to decreases in cash, offset by increases in property, plant equipment and mining claims and other assets. Cash decreased in spite of the cash generated from warrant exercises, as significant cash was invested in exploration and operating activities in our sizable 2007 exploration plan, and in the purchases of large equipment required to execute the 2007 exploration activities. When compared to 2006, liabilities increased slightly for 2007 due to increases in current liabilities attributable to additional accounts payable resulting from increased spending year over year, offset by the payment of accrued commissions related to a private placement which closed near the end of 2006 and an increase in the carrying value of the Convertible Debenture due to amortization of the beneficial conversion feature.

As of December 31, 2007, our assets consisted of $1,483,885 of cash and cash equivalents, $31,561 of restricted cash, $768 of interest receivable, $185,135 of prepaid expenses, $39,725 of unamortized deferred finance costs, $898,898 of equipment, net of depreciation, $502,604 of mining properties and claims and $103,224 of other assets, represented by gold specimens from the Chandalar property purchased from a previous owner.  As of December 31, 2007, our liabilities consisted of $251,607 of outstanding accounts payable, $19,831 in accrued liabilities, $5,096 accrued interest payable, $940,716 of convertible debenture and $50,000 for accrued remediation costs. The Convertible Debenture has a face amount of $1,000,000 and is reflected on our financial statement net of an unamortized discount of $29,642 for the fair value of the debenture’s beneficial conversion feature.

As of December 31, 2007, we had current assets of $1,741,074, including cash and cash equivalents of $1,483,885; current liabilities of $1,246,892, including the Convertible Debenture, net of discounts, of $970,716; and working capital of $494,092.  This compares to current assets of $ 4,131,123, including cash and cash equivalents of $4,086,897; current liabilities of $300,015; and working capital of $3,381,108 as of December 31, 2006.  The decreases in balances for 2007 reflect the application of the cash proceeds of the successful private placements that occurred late in 2006, together with cash generated from exercise of warrants in January and February of 2007, toward increased exploration and operational activities, an increase in property, plant and equipment and mining claims, the payment in 2007 of a commission liability for the December 2006 placement, the classification of the Convertible Debenture as current liability due to its maturity with 12 months, and an increase in accounts payable for increased spending at the end of 2007 compared to 2006.

Net loss for 2007 was $4,142,832 compared to a net loss of $2,004,404 for the year ended December 31, 2006.  The increase in net loss for 2007 was due to significant increases in exploration expense and nearly all categories of spending as we implemented a significant exploration program across multiple properties in 2007. Exploration expenses increased 129% as we executed a two-pronged exploration program at our Chandalar Alaska property;

trenching and sampling of hard rock deposits and drilling of the alluvial deposit on the Little Squaw Creek drainage.  Additionally, initial exploratory programs were executed on the Broken Hills West property in Nevada and the Pedro de Fogo property in Brazil.  All other expenses of the company increased to support the exploration activity. Interest income increased due to the significant balances of invested cash when compared with 2006 as a result of a large private placement which occurred at the close of 2006.  Interest expense increased somewhat due to the increased undiscounted balance of the convertible debenture as it nears maturity and recognition of the remaining balance of unamortized discount related to the associated Class A Warrant due to its exercise into common stock during 2007.

Our principal source of liquidity during 2007 and 2006 has been through debt and equity financing.  Financing activities provided cash of $2,110,872 and $4,986,074 during the years ended December 31, 2007 and 2006, respectively.  We used cash in operating activities of $3,800,496 and $1,408,589 during the years ended December 31, 2007 and 2006, respectively, due to increased spending in exploration and nearly all categories of spending as we implemented the significant exploration program for 2007. We used cash of $913,388 in investing activities to purchase equipment, purchase rights to additional claims in Nevada and Livengood Bench in Alaska and increasing restricted cash to secure a letter of credit for the return of a drill to contracted vendor.

Exploration costs for calendar 2007, including acquisitions of capital equipment, direct exploration costs, professional services and management overhead to support the exploration program, totaled approximately $4.153 million compared to earlier estimates of $3.317 million for the total of these costs, an increase of approximately $836,033, or approximately 125% of planned spending.  This is partially due to the additional reverse circulation drilling we were able to complete due to late-season favorable drilling conditions.  We planned 90 drilled holes for a total of 13,000 feet, and we actually drilled 113 holes for a total of 15,550 feet of drill samples on the property during the 2007 summer field season, 99 of which were completed to targeted depths.

With the success of our private placement in December of 2006 and warrant exercises in early 2007, we were successful in attracting sufficient funds and financing to continue operations into the Spring of 2008.  To meet the funding requirements of future property acquisitions and exploration activities at our properties in Alaska, Nevada, Mexico and Brazil, we will need to be successful in 2008 in raising investment funds through private placements of Company securities. In 2008 and beyond, we intend to continue to explore financing opportunities, including issuing equity or debt. As of the date of this filing, we are working with interested investors in placing Company securities in sufficient amounts to fund our operating requirements at a fully-staffed level for the next 12 months.  However, without additional financing during 2008, we may not have sufficient funds to fund the 2009 drilling and other exploration activities on our properties in Alaska and Nevada.  If we are unsuccessful in attracting additional financing in the Spring of 2008 sufficient to fund exploration activities for 2008, we will implement only those strategies which will maintain property and asset value until additional financing can be obtained. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

Private Placement Offerings

As of April 7, 2008, we are self-promoting a private placement with several of our current shareholders and have received cash remittances totaling $583,098. Commitment of the private placement funds is represented by signed subscription agreements and transfer of the money into a segregated account owned by us. We intend to close on the $583,098 on or about April 8, 2008 and target April 18 as a final closing date on anticipated additional funding. The private placement offering is for a maximum of $5,000,000 with no minimum.  Under the terms of a revised subscription agreement, we agree to sell an investor units at $0.60 per unit, each unit consisting of one share of our common stock and one half of a two-year warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year.  The warrant is callable at any time should the price exceed $2.00 per share for five consecutive trading days.

Some placements of these units will be subject to a cash finder's fee paid to some individuals for introductions to potential buyers. Finder's fee agreements are required in advance, with each will specifying the party to whom the finder intends to recommend to us prior to our conversation with the intended party. The finder's fee is 6% cash of any sale we make to the finder's contact. There will be no Options or Warrants involved in any finder's compensation. The first million dollars of the amount mentioned above involves no finder’s fees.

The potential dilution if all units are sold and all warrants exercised would be to increase our outstanding shares by 34% from approximately 36.4 million to approximately 49 million.

We believe that with significant success of this private placement, our cash requirements for the next 12 months of operation will be met.

Consulting Agreement

On November 26, 2007, we entered into a Consulting Agreement with Baron Group USA, LLC (“Baron”) of New York City.  Under the terms of a Consulting Agreement, we agreed to pay Baron, as consultant, a cash finder’s fee in an amount equal to 8% of the gross proceeds received by us in a private placement.  In addition, Baron would receive common share purchase warrants representing 10% of the number of warrants issued to investors in a private placement with the same terms and conditions as those of the financing investors. During the term of the agreement, Baron was the exclusive and sole representative for us. Baron had the right to engage qualified broker-dealers in connection with providing services in connection with a Private Placement, provided that such broker-dealers were properly registered and agreed to comply with the terms of the agreement.  Efforts to close a private placement of our securities were unsuccessful, for reasons which in our opinion were within the control of Baron.  On March 5, 2008, the agreement was terminated by mutual consent of both parties, effective immediately.  Baron ceased providing any services under the agreement and we are no longer under any obligation to pay Baron any compensation of any kind under the agreement.

We believe that we will be successful in placing sufficient securities using our own contacts that will enable us to secure sufficient funds to pay for our 2008 activities with a much lower placement cost.

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

Private Placements

On various dates in January and February 2007, we issued 90,000 shares of common stock as a result of exercise of 90,000 Class A warrants at $0.30 per common share, resulting in $27,000 proceeds received by us.

On various dates in January and February 2007, we issued 3,465,194 shares of common stock as a result of exercise of 3,465,194 Class B warrants at $0.35 per common share, resulting in $1,215,933 net proceeds received by us.

On March 8, 2007, we issued 2,500,000 shares of common stock as a result of exercise of 2,500,000 Class A warrants at $0.30 per common share, resulting in $750,000 proceeds received by us.

On March 8, 2007, we issued 400,000 shares of common stock as a result of exercise of 400,000 other warrants from a 2005 private placement at $0.35 per common share, resulting in $140,000 proceeds received by us.

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

Convertible Debenture

On November 21, 2005, we closed a private placement, issuing a 6% Convertible Debenture in the principal amount of $1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  Cash proceeds to us, net of cash fees to the placement agent was $900,000. The Debenture is convertible into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments.  The Warrant was exercised on March 8, 2007, to acquire 2,500,000 common shares at an exercise price of $0.30 per share.  The Convertible Debenture is transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common stock is sustained at or above $0.50 per share for five (5) consecutive trading days.  The Class A Warrant also contained a mandatory conversion provision which granted us, at our option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common shares is sustained at or above $0.75 per share for five consecutive trading days.

On June 1, 2007, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $29,917 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 28,767 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 24, 2006.  On that date Little Squaw’s common stock closed at $1.04 per share.

On December 1, 2007, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $30,082 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 34,979 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was November 24, 2006.  On that date Little Squaw’s common stock closed at $0.86 per share.

In connection with the placement, we issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of $0.30 until November 21, 2008.  This Class A Warrant includes the same mandatory conversion provision as the warrant issued to the debenture holder.  The fair value of this warrant was estimated using the Black-Scholes option pricing model.  The warrant with a fair value of $30,000 is included in deferred financing costs, bringing the total to $130,000 with the cash fee paid to the agent as described above.  The deferred financing costs are being amortized over the life of the convertible debenture, which resulted in amortization of $43,332 and $43,332 to interest expense being recorded in 2007 and 2006, respectively.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, we were required to allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature.  In accordance with EIFT No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we recorded a discount in the amount of $150,000. This discount is being amortized over the life of the convertible debenture, which resulted in accretion of $ and $57,276 to the convertible debenture being recorded in 2007 and 2006, respectively.

Also, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the 6% Convertible Debenture were accounting for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the 6% Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 are presented as a component of additional paid-in capital in shareholder’s equity.  This discount was being amortized over the life of the Convertible Debenture, with the remaining unamortized discount expensed in full when the Warrant was exercised.  As a result, amortization of discounts totaling $87,951 and $57,276 were recognized as interest expense for the years ended December 31, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have entered into contracts with various individuals or companies which require minimum future payments or investments in exploration activities to satisfy the terms of the contract:

•

In December 2007, we paid $100,000 as part of a cancelable Exclusivity Agreement on a potential purchase of the Livengood Bench property in Alaska.  In February 2008, the agreement was terminated by the Board of Directors as described elsewhere in this filing, and the non-refundable fee was forfeited. After February 2008, no further obligation exists under this agreement.

•

In November 2007, we acquired the Marisol property in Northern Sonora State, Mexico under a cancelable agreement.  Under terms of that agreement, we are obligated to remit a total of $80,000 in 2008 to maintain our rights under the agreement.

•

In March 2007, we acquired the Pedra de Fogo property in Goias State, Brazil under a cancelable agreement.  We are obligated to invest $100,000 in exploration expenses and remit $14,000 in fees to the principals to the contact during 2008 to maintain our rights under the agreement.

•

In November 2007, we entered into an Investor Relations contract with Coal Harbor Communications of Vancouver, British Columbia.  Under terms of the agreement, we are required to remit $6,000 per month for investor relations service fees, as well as issue 18,000 common shares and 50,000 non-qualified stock options to purchase our common shares each quarter beginning January 1, 2008 for as long as the agreement is in effect, currently one year. If shareholders fail to approve the 2008 Share Incentive Plan at our next meeting of shareholders, we are not obligated to remit the non-qualified stock options.

With the exception of management consulting contracts, the Convertible Debenture described above and the contracts listed above, we had no material contractual obligations as of December 31, 2007.

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

Significant Equipment Purchases and Requirements

In 2007, we paid approximately $720,000 in cash for capital equipment to support the 2007 summer exploration season. The main capital items were a D6R Caterpillar dozer, a Caterpillar road grader and two tracked vehicles. These additional assets improved our ability to handle heavy drill apparatus and large drill samples, to maintain the roads and airstrips on the property and to operate more effectively in the inclement weather that is common to the area at Chandalar. We don’t anticipate the need for similar spending on capital equipment during 2008 for the exploration program.  Should we determine that an economic ore body exists at Chandalar sufficient to warrant production, additional financing efforts would be required to fund the operation, including the acquisition of any capital equipment required to mine the ore body.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Little Squaw Gold Mining Company

We have audited the accompanying balance sheets of Little Squaw Gold Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Squaw Gold Mining Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 8, 2008

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Balance Sheets

December 31, 2007 and 2006

2007

2006

ASSETS

Current assets:

Cash and cash equivalents

$

1,483,885

$

4,086,897

Restricted cash

31,561

-

Interest receivable

768

-

Prepaid expenses and other assets

185,135

64,476

Deferred financing costs

        39,725

                 -

Total current assets

    1,741,074

    4,151,373

Property, plant, equipment, and mining claims:

Equipment, net of accumulated depreciation

898,898

345,235

Mining properties and claims

       502,604

       332,854

Total property, plant, equipment and mining claims

    1,401,502

      678,089

Other assets:

Deferred financing costs

-

83,057

Other assets

       103,224

         20,901

Total other assets

       103,224

      103,958

Total assets

$

 3,245,800

$

 4,933,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

251,607

$

71,574

Accrued commissions payable

-

180,720

Accrued liabilities – other

19,831

20,564

Accrued interest payable

5,096

5,096

Capital lease payable – due within one year

-

22,061

Convertible debenture, net of discounts – due within one year

      970,358

                 -

Total current liabilities

   1,246,892

       300,015

Long-term liabilities:

Accrued remediation costs

50,000

50,000

Convertible debenture, net of discounts

                -

       824,098

   Total long-term liabilities

        50,000

      874,098

Total liabilities

    1,296,892

   1,174,113

Stockholders' equity:

Preferred stock; no par value, 10,000,000

shares authorized;  no shares issued or outstanding

Common stock; $0.10 par value, 200,000,000 shares authorized;

36,444,112 and 29,864,172 issued and outstanding, respectively

3,644,411

2,986,417

Additional paid-in capital

6,847,083

5,172,644

Deficit accumulated during the exploration stage

  (8,542,586)

  (4,399,754)

Total stockholders’ equity

    1,948,908

    3,759,307

Total liabilities and stockholders' equity

$

 3,245,800

$

 4,933,420

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Operations

From Inception

Years Ended

(March 26, 1959)

December 31,

Through

2007

2006

December 31, 2007

Revenue:

Royalties, net

$

-

$

-

$

398,752

Lease and rental

-

-

99,330

Gold sales and other

                   -

                   -

           31,441

                   -

                   -

         529,523

Expenses:

Exploration expense

2,640,987

1,152,256

3,858,720

Management fees and salaries

349,750

172,725

1,541,432

Professional services

266,158

125,251

1,207,666

Other general and administrative expense

519,880

243,477

1,042,351

Office supplies and other expense

50,575

13,315

307,911

Directors' fees – cash

20,300

27,800

144,575

Directors' fees – share based

-

44,250

187,450

Mineral property maintenance

17,157

23,462

61,173

Depreciation

162,971

51,568

220,633

Reclamation and miscellaneous

-

-

115,102

Loss on partnership venture

-

-

53,402

Equipment repairs

-

-

25,170

Other costs of operations

                   -

                    -

            8,030

       4,027,778

       1,854,104

       8,773,615

Other (income) expense:

Interest income

(168,302)

(69,092)

(267,841)

Interest expense

          283,356

          219,392

          566,355

Total other (income) expense

          115,054

          150,300

          298,494

Net loss

$

    4,142,832

$

    2,004,404

$

    8,542,586

Net loss per common share – basic

$                0.12

$

                0.08

Weighted average common

shares outstanding-basic

        35,376,426

       25,508,227

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

From Inception (March 26, 1959) Through December 31, 2007

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

Par value of stock issued

24,420

2,442

management fees

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

From Inception (March 26, 1959) Through December 31, 2007

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

1,300

1,500

Issuance of shares

Purchase of assets of

Par value of stock issued

336,003

33,600

Chandalar Mining &

Milling Co.

Net loss

(2,270)

34,130

1972

Issuance of shares

Purchase of assets of

Par value of stock issued

413,997

41,400

Chandalar Mining &

Milling Co.

Issuance of shares

Additional exploratory

Dollar value of liabilities paid

55,657

5,566

15,805

costs through

payment of

Chandalar Mining &

Milling Co. liabilities

Receipt of treasury stock

(125,688)

(12,569)

(977)

$

(13,546)

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

From Inception (March 26, 1959) Through December 31, 2007

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

Par value of stock issued

1,100,100

$

110,010

Mikado Gold Mines

Net loss

(15,822)

94,188

1978

Issuance of shares

Mining claims

Par value of stock issued

400,000

40,000

Issuance of shares

Directors' fees

Approximate market price per share

40,000

4,000

$

3,200

Issuance of shares

Management fees,

Approximate market price per share

109,524

10,952

8,762

notes payable, and

accrued interest

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

From Inception (March 26, 1959) Through December 31, 2007

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

Directors' fees

1,080

Issuance of shares

Settlement of stock

Approximate market price when option

58,860

5,886

(5,886)

option

was granted

Issuance of shares

Settlement of stock

Approximate market price when

right

right was granted

19,500

1,950

(1,950)

Net loss

$

(46,961)

$

(22,181)

1989

Issuance of shares

Settlement of stock

Approximate market price when option

option

was granted

68,888

6,889

(6,889)

Issuance of shares

Settlement of stock

Approximate market price when right

right

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

From Inception (March 26, 1959) Through December 31, 2007

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

$

351,237

$

(1,221,460)

$

(8,174)

$

(31,547)

2002

Net loss

          (12,691)

          (12,691)

Balances, December 31, 2002

8,468,506

846,850

351,237

(1,234,151)

(8,174)

(44,238)

2003

Issuance of shares and warrants

Conversion of related

Fair value of shares issued

1,930,130

193,013

19,323

212,336

party debts

Issuance of shares and warrants

To reimburse payment of

Fair value of shares issued

150,000

15,000

15,000

professional service fees

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

Fair value of shares issued

824,370

82,437

82,437

party debts

Issuance of shares and warrants

Success award

Fair value of shares issued

887,500

88,750

88,750

Issuance of shares through warrant

exercise ($0.20)

X

1,090,000

109,000

109,000

218,000

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2007

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

Issuance of shares through warrant

exercise of ($0.40)

X

173,611

$

17,361

$

52,952

$

70,313

Issuance of treasury shares (67,103)   Officer promotion

Fair value of shares issued

2,026

$

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

70,000

105,000

175,000

Discount of convertible debenture

Discount

Fair value of warrant issued

150,000

150,000

for value of detached warrant

issued

Discount of convertible debenture

Discount

Intrinsic method

150,000

150,000

for beneficial conversion feature

Issuance of warrant for

Financing costs

Fair value of warrant issued

30,000

30,000

deferred finance costs

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2007

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

670,337

1,230,337

Issuance of shares

Professional services

Fair value of shares issued

25,000

2,500

10,000

12,500

Issuance of shares

Corporate management exp

Fair value of shares issued

25,000

2,500

7,500

10,000

Issuance of shares

Investor expense

Fair value of shares issued

25,000

2,500

13,250

15,750

Issuance of shares

Director’s fees

Fair value of shares issued

50,000

5,000

27,500

32,500

SFAS 123R stock option expense

Compensation expense

Fair value of options issued

58,715

58,715

Issuance of shares

Interest expense

Fair value of shares issued

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

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity

From Inception (March 26, 1959) Through December 31, 2007

Deficit

Accumulated

Additional

During the

Shares Issued for

Basis of Assignment of Amount

Common stock

Paid-in

Exploration

Treasury

Year

Transaction

Cash

Non-cash Consideration

      for Non-cash Consideration

Shares

Par Value

    Capital

      Stage

  Stock

Total

2007

Issuance of shares

by exercise of Class A

Warrants, net

X

2,590,000

$

259,000

$

518,000

$

777,000

Issuance of shares

by exercise of Class B

Warrants, net

X

3,465,194

346,519

869,414

1,215,933

Issuance of shares

by exercise of 2005 Private

Placement Warrants, net

X

400,000

40,000

100,000

140,000

Issuance of shares

Adjustments - other

1,000

100

               (100)

-

Issuance of shares

Corporate Management

Fair value of shares issued

50,000

5,000

48,500

53,500

Issuance of shares

Interest expense

Fair value of shares issued

63,746

6,374

53,626

60,000

SFAS 123R stock option expense

Compensation expense

Fair value of options issued

78,000

78,000

Issuance of shares

Mineral properties and claims

Fair value of shares issued

10,000

1,000

7,000

8,000

Net loss

$    (4,142,832)

    (4,142,832)

Balance, December 31, 2007

  36,444,112

$

     3,644,410

$

     6,847,084

$

   (8,542,586)

$

                  0

$

    1,948,908

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2007

2006

2007

Cash flows from operating activities:

Net loss

$

(4,142,832)

$

(2,004,404)

$

(8,542,586)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

162,971

51,568

221,126

Loss on sale of equipment

3,443

-

3,443

Common stock, warrants, and options

issued for salaries and fees

53,500

70,750

556,150

Common stock issued for interest

60,000

61,480

121,480

Compensation expense under SFAS 123R

for stock option grants

78,000

58,715

136,715

Amortization of discount on convertible

debenture for value of warrant

87,951

57,276

150,000

Amortization of discount on convertible

debenture for beneficial conversion feature

58,309

57,276

120,358

Amortization of deferred financing costs

43,332

43,332

90,275

Change in:

Interest receivable

(768)

2,386

(768)

Prepaid expenses and other current assets

(120,659)

(53,748)

(202,385)

Other assets

(82,323)

(14,790)

(103,224)

Accounts payable

180,033

61,765

251,607

Accounts payable, related party

-

-

20,000

Other accrued liabilities

(733)

20,564

19,830

Accrued interest payable

-

(1,479)

5,096

Accrued compensation, related party

-

-

255,450

Accrued commissions payable

(180,720)

180,720

19,323

Convertible success award, Walters LITS

-

-

88,750

Accrued remediation costs

                   -

                   -

           50,000

Net cash used by operating activities

     (3,800,496)

       (1,408,589)

      (6,739,360)

Cash flows from investing activities:

Receipts attributable to unrecovered

promotional and exploratory costs

-

-

626,942

Proceeds from the sale of equipment

324

-

60,324

Purchases of equipment, and unrecovered

promotional and exploratory costs

(720,401)

(370,155)

(1,139,857)

Additions to mining properties and claims - direct

costs for claim staking and acquisition

        (161,750)

           (11,813)

         (477,354)

Change in restricted cash

          (31,561)

                     -

          (31,561)

Net cash used by investing activities

        (913,388)

        (381,968)

        (961,506)

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Statements of Cash Flows

From Inception

(March 26, 1959)

Year Ended

Through

December 31,

December 31,

2007

2006

2007

Cash flows from financing activities:

Proceeds from related party debt

-

-

100,000

Payments on related party debt

-

-

(100,000)

Proceeds from issuing convertible debenture

-

-

700,000

Proceeds from issuance of warrants in connection

with issuance of convertible debenture

-

-

150,000

Proceeds allocated to beneficial conversion feature

of convertible debenture

-

-

150,000

Payment of financing costs from cash proceeds of

convertible debenture

-

-

(100,000)

Proceeds from issuance of common stock in

connection with exercise of options and

warrants, net of offering costs

2,132,933

101,000

2,233,933

Proceeds from issuance of common stock, net of

offering costs

-

4,886,066

6,082,045

Payments on capital lease payable

(22,061)

(992)

(23,053)

Acquisitions of treasury stock

                    -

                   -

           (8,174)

Net cash provided by financing activities

       2,110,872

       4,986,074

       9,184,751

Net increase (decrease ) in cash and

   cash equivalents

(2,603,012)

3,195,517

1,483,885

Cash and cash equivalents, beginning of year

       4,086,897

          891,380

                      -

Cash and cash equivalents, end of year

$

    1,483,885

$

    4,086,897

$

    1,483,885

Supplemental disclosures of cash flow information:

Cash paid for interest

$                 -

$

            1,597

$

        45,453

Non-cash investing and financing activities:

Mining claims purchased - common stock

$

            8,000

$

                   -

$

          43,000

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

The Company is an exploration stage company and has incurred losses since its inception.  The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Enterprise

The Company's financial statements are prepared in according with the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

Cash and Cash Equivalents and Restricted Cash

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.  At December 31, 2007 and 2006, the Company’s cash deposits, held in bank certificates of deposit and money market accounts, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits. At December 31, 2007, included in Cash and cash equivalents were $600,000 of certificates of deposits with original maturities of 90 days or less. The Restricted cash of $31,561 secures a letter of credit issued to guarantee the return of drilling equipment to the vender.  The equipment was returned at the conclusion of the 2007 drilling season.  The letter of credit expires June 30, 2008, or earlier when canceled due to satisfaction of terms of the return of equipment, at which time the restriction will be removed.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or shares of the Company’s common stock issued.  The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.  All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight line basis. Of the Company’s assets, $691,245 are being depreciated over lives of five years and $421,872 are being depreciated over seven years, resulting in total depreciation expense of $162,971 and $51,568 being recognized for 2007 and 2006, respectively.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

Net Loss Per Share

Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The dilutive effect of convertible and exercisable securities would be:

For years ended December 31,

2007

2006

Stock options

515,000

415,000

Selling agent options

225,900

225,900

Warrants

4,647,807

11,103,001

Convertible debenture

   5,000,000

    5,000,000

Total possible dilution

10,388,707

16,743,901

At December 31, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Mining Properties and Claims

The Company capitalizes costs for mining properties and claims in accordance with EIFT 04-02, which when applied to the Company, generally requires capitalization of costs of acquiring mineral properties, while costs to maintain mineral rights and leases are expensed as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, interest receivable, accounts payable and interest payable approximated their fair values as of December 31, 2007 and 2006. The convertible debenture approximated its fair value after consideration of the fair value of the related embedded beneficial conversion feature of $29,642 and $87,951 and detached warrants of $29,642 and $87,951 for the years ended December 31, 2007 and 2006, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s financing activities are amortized using the effective interest method over the three year life of the financing.  For the year ended December 31, 2005, the Company incurred deferred financing costs in the form of $100,000 cash paid and $30,000 of warrants issued to a placement agent in connection with the Company’s issue of a convertible debenture. The fair value of the warrants was estimated using the Black-Scholes option pricing model.  There was $43,332 of amortization of deferred financing costs included in interest expense for each of the years ended December 31, 2007 and 2006, respectively.  The convertible debenture and associated warrants are discussed in Note 5 “Convertible Debenture” of these financial statements.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets.  A corresponding asset is also recorded and depreciated over the life of the asset.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Derivatives

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.  Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Fair value considerations required by these pronouncements is estimated using the Black-Scholes option pricing model.  Note 5 “Convertible Debenture” of these financial statements contains details of application of these pronouncements to a Convertible Debenture issued by the Company in 2005.  No transactions in 2007 meet the definition of a derivative.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” using the modified-prospective transition method.  Under this transition method, the Company recognized stock-based compensation expense for stock-based awards granted subsequent to the year ended December 31, 2005 in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

At December 31, 2007 and 2006, the Company had a stock plan for key employees, non-employee directors and management consultants which, is more fully described in Note 6. Management’s adoption of SFAS No. 123R resulted in $78,000 and $58,715 of stock-based compensation expense recorded in 2007 and 2006, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

On January 1, 2007, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

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

(An Exploration Stage Company)

Notes to Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

•

Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as a result of the adoption of SFAS No. 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined that there will be little or no effect on its consolidated financial statements, upon adoption of SFAS No. 141 (R) or SFAS No. 160, due to the absence of noncontrolling interests being held by the Company.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

3.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS

Plant and Equipment

Located on the Company’s unpatented state mining claims in the Chandalar District are certain buildings, including milling buildings and other mining equipment that are fully depreciated and have no book value. Accordingly, the Company has removed its cost basis and the associated accumulated depreciation from its financial statements.

Equipment

At December 31, 2007 and 2006, the Company’s equipment was as follows:

2007

2006

Exploration equipment

$

737,313

$

255,094

Vehicles and rolling stock

337,806

121,952

Office and other equipment

        37,998

         21,096

Total

$

 1,113,117

$

    398,142

Accumulated depreciation and amortization

    (214,219)

       (52,907)

Equipment, net of depreciation

       and amortization

$

   898,898

$

   345,235

 Mining Properties and Claims

At December 31, 2007 and 2006, the Company’s mining properties and claims were as follows:

2007

2006

Chandalar property and claims

$

264,000

$

264,000

2003 purchased claims

35,000

35,000

Unpatented state claims staked

33,854

33,854

Marisol claims

         69,750

         -

Livengood claims, exclusivity agreement

       100,000

                 -

Total

$

    502,604

$

   332,854

Subsequent to the end of 2007, the Company’s Board of Directors completed its consideration of the Livengood property and determined that its economics was not a compatible investment for the Company.  In accordance with that decision, in February 2008, the Company surrendered its exclusivity rights to the Livengood claims and wrote-off the $100,000.

4.

RELATED PARTY TRANSACTIONS

During 2007, the Company engaged a consulting firm owned by its Chief Financial Officer to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $20,662 to this related party. During 2007 and 2006, Company securities were issued to certain of its officers and a director in connection with the appointment of each person to their respective positions.  Full disclosure of issuance of these securities is contained in Note 6.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

5.

CONVERTIBLE DEBENTURE

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of $1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor.  The Debenture is convertible at any time at the option of the holder into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments. The Warrant was exercised on March 8, 2007 to acquire 2,500,000 common shares at an exercise price of $0.30 per share.  The Convertible Debenture matures on November 21, 2008.  The Convertible Debenture is transferable. The Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days.  The Class A Warrant also contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the Warrant in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares was sustained at or above $0.75 per share for five consecutive trading days.

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

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, the Company was required to allocate value to the Warrant issued with the Debenture, and to record a discount on the Debenture for the fair value of its beneficial conversion feature.  In accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded a discount in the amount of $150,000. This discount is being amortized over the life of the Convertible Debenture, which resulted in accretion of $58,309 and $57,276 to the Convertible Debenture being recorded as interest expense for the years ended December 31, 2007 and 2006, respectively.

Also, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the Convertible Debenture were accounted for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor are to be allocated to the Debenture and the Warrant in proportion to their respective fair values.  The fair value of the Warrants was estimated using the Black-Scholes option pricing model.  The Warrants with a fair value of $150,000 were presented as a component of additional paid-in capital in shareholders’ equity.  This discount was being amortized over the life of the Convertible Debenture, with the remaining unamortized discount expensed in full when the Warrant was exercised.  As a result, amortization of discounts totaling $87,951 and $57,276 were recognized as interest expense for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006 the effect of the Convertible Debenture would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

For the year ended December 31, 2007, the Company issued a total of 6,579,940 shares of common stock, including 2,590,000 shares issued for Class A Warrants exercised, for net cash proceeds of $777,000, 3,465,194 issued for Class B Warrants exercised, for net cash proceeds of $1,215,922, 400,000 shares of other warrants exercised, for net cash proceeds of $140,000, 50,000 shares issued to Rodney Blakestad as part of his employment as Vice President of Exploration, 63,746 shares issued for satisfaction of interest on the convertible debenture, 10,000 shares issued to an individual for a finder’s fee on acquisition of the Marisol property, and 1,000 shares issued to an existing shareholder to correct Company records related that individual’s holdings of our common stock.

Common Stock Issued to Directors, Officers and Management

On February 13, 2006, the Board of Directors of the Company elected Mr. William Schara as a director to fill a director vacancy created by the September 13, 2005 resignation of Mr. Jackie Stephens. In connection with Mr. Schara’s election, the Company issued 50,000 shares of Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result, the Company recognized $32,500 of share based expense in 2006 estimated by the fair value of the shares issued, and $20,150 of share based expense estimated by the fair value of the options issued.

On March 1, 2006, the Board of Directors appointed Ted R. Sharp as Chief Financial Officer, Secretary, and Treasurer of the Company.  The Company entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.  In connection with Mr. Sharp’s appointment, the Company issued 25,000 shares of Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result, the Company recognized management fees in 2006 of $10,000 of share based expense estimated by the fair value of the shares issued, and $7,600 of share based expense estimated by the fair value of the options issued.

Also on March 1, 2006, the Board of Directors approved the appointment of Mr. Bob Pate as Vice President. The Company entered into a management consulting contract with Mr. Pate, engaging him on a part-time basis.  In connection with Mr. Pate’s appointment, the Company issued 25,000 shares of Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result, the Company recognized professional service expenses in 2006 of $12,500 of share based expense estimated by the fair value of the shares issued, and $11,750 of share based expense estimated by the fair value of the options issued.

On March 6, 2006, the Company contracted with Ms. Susan Schenk as Manager of Investor Relations to assist in improving awareness of Little Squaw in equity markets. The Company entered into a management consulting contract with Ms. Schenk, engaging her on a part-time basis.  In connection with Ms. Schenk’s appointment, the Company issued 25,000 shares of Common Stock and 50,000 Stock Options under the Restated 2003 Share Incentive Plan. As a result the Company recognized in 2006 other general and administrative expenses of $15,750 of share based expense estimated by the fair value of the shares issued, and $19,215 of share based expense estimated by the fair value of the options issued.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

On May 1, 2007 the Board of Directors of the Company appointed Rodney A. Blakestad Vice President of Exploration. In connection with Mr. Blakestad’s appointment the Company granted 50,000 shares of Common Stock and 100,000 Stock Options under the Restated 2003 Share Incentive Plan on May 7th, 2007 as part of his employment agreement. As a result the Company recognized $78,000 of share based expense for 2007 using the fair value of the options issued at the date of grant estimated by the fair value of the options issued. .

Common Stock Issued for Property

On November 27, 2007, the Company issued 10,000 common shares under the Revised 2003 Share Incentive Plan to Mr. Steve Hubbard as a finders fee payment related to the acquisition of a mineral exploration property as provided for in a Finder’s Agreement dated October 20, 2007. The services were provided in relation to the acquisition of the Marisol mineral exploration property in Sonora State, Mexico. An amount of $8,000 was capitalized to Mining properties and claims in connection with the issuance based on the market price of the shares at the date of issuance.

Common Stock Issued for Interest Expense on Convertible Debenture

On June 1, 2007 and again on December 1, 2007, the Company issued stock to RAB Capital PLC, the holder of the Convertible Debenture, to satisfy interest payment obligations as provided in the Debenture agreement.  After calculating the interest due on the Debenture at 6%, the close price of the Company’s common stock five (5) business days prior to the interest payment date is used to calculate the number of common shares required to be issued to satisfy the interest obligation.  Accordingly, the Company issued 28,767 shares on June 1, 2007 and 34,979 shares on December 1, 2007. Interest expense of $60,000 was recorded for 2007 in connection with the issuance based on the value of the shares issued.

Private Placements

On January 31, 2006, the Company closed the first traunch of a private placement of 3,895,000 units, at a price of $0.25 per unit for gross proceeds of $973,750.  Each unit consisted of one share of common stock and one half of one (1/2) Class B Warrant.  Each whole Class B Warrant is exercisable to acquire one additional share of common stock at an exercise price of $0.35 per share during the one-year period commencing on the Closing Date, $0.50 per share during the second year following the Closing Date, and $0.65 per share during the third year following the Closing Date. Additionally, each Class B Warrant contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of each whole Warrant if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days.  In connection with this portion of the placement, the Company paid an Agent’s commission of 10% of the gross proceeds and issued the agent 389,500 Class B Warrants.

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

Stock Warrants:

For the years ended December 31, 2007 and 2006, the Company had the following types of stock purchase warrants outstanding:

2005 Private Placement Warrants

In 2005, warrants were issued in connection with the Company’s private placement of its common stock on August 12, 2005, and are exercisable at $0.30, $0.35 and $0.40 per common share in the respective three successive years and expire in the third and fourth quarters of 2008, three years from their purchase date.  These warrants contain no mandatory conversion provision.  At December 31, 2007 and 2006 there were 500,000 and 900,000 of these warrants were issued and outstanding, respectively.

Class A Warrants

The Class A Warrants were issued in connection with the Company’s private placement of its common stock on November 21, 2005, and are exercisable at $0.30 per common share and expire on November 21, 2008.  The Class A Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.75 per share for five consecutive trading days. At December 31, 2007 and 2006 there were 410,000 and 3,000,000 Class A Warrants issued and outstanding with exercise privileges for a total of 410,000 and 3,000,000 common shares, respectively.

Class B Warrants

The Class B Warrants were issued in connection with the Company’s private placement of its common stock on January 31, 2006 and February 24, 2006, and expire three years from the date of issuance in 2009. The Class B Warrants are exercisable at $0.35 per common share in the first year, $0.50 per common share in the second year and $0.65 per common share in the third year. The Class B Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days. At December 31, 2007 and 2006 there were 2,231,806 and 5,697,000 Class B Warrants issued and outstanding, respectively.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class C Warrants

The Class C Warrants were issued in connection with the Company’s private placement of its common stock on December 27, 2006, and are exercisable at $1.50 per common share and expire two years from the date of issuance on December 27, 2008.  The Class C Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $2.00 per share for five consecutive trading days. At December 31, 2007 and 2006, there were 1,506,001 Class C Warrants issued and outstanding, respectively.

The following is a summary of warrants for 2007 and 2006:

	Shares	Exercise Price	Expiration Date
2005 Private Placement Warrants:
Outstanding and exercisable at December 31, 2005	1,200,000	0.30-0.40
Warrants exercised	300,000	0.30
Outstanding and exercisable at December 31, 2006	900,000	0.35-0.40
Warrants exercised	400,000	0.35
Outstanding and exercisable at December 31, 2007	500,000	0.40	July – December of 2008
Class A Warrants:
Outstanding and exercisable at December 31, 2005	3,000,000	0.30
Outstanding and exercisable at December 31, 2006	3,000,000	0.30
Warrants exercised	2,590,000	0.30
Outstanding and exercisable at December 31, 2007	410,000	0.30	November 21, 2008
Class B Warrants:
Outstanding and exercisable at December 31, 2005	-	-
Warrants granted	5,697,000	0.35-0.65
Outstanding and exercisable at December 31, 2006	5,697,000	0.35-0.65
Warrants exercised	3,465,194	0.35-0.50
Outstanding and exercisable at December 31, 2007	2,231,806	0.50-0.65	January – March of 2009
Class C Warrants:
Outstanding and exercisable at December 31, 2005	-	-
Warrants granted (1)	1,506,001	1.50
Outstanding and exercisable at December 31, 2006	1,506,001	1.50
Outstanding and exercisable at December 31, 2007	1,506,001	1.50	December 27, 2008
Weighted average exercise of warrants outstanding at December 31, 2007	4,647,807	0.30-1.50	2008-2009

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s Financial Statements for the year ended December 31, 2007, reflect the impact of this adoption.

In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based non-cash compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006, was $78,000 and $58,715, respectively, which is the total weighted average grant-date fair value of the options granted and vested during the year, and was recorded to Professional services and Other general and administrative expenses in the Statement of Operations.  The effect of the adoption of SFAS 123(R) on basic loss per share was nil.

Stock Options:

Under the Company’s Restated 2003 Share Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company.  The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.  In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 6 months following such cessation.  Accordingly, on March 13, 2006, 55,000 options held by a former director were forfeited. A total of 1,200,000 shares are authorized for award as shares, nonqualified stock options or incentive stock options under the Plan. There is a total of 210,000 shares available for grant in the Plan, and 515,000 options exercisable and outstanding at December 31, 2007.

For the period ended December 31, 2007, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2007	2006

Risk-free interest rate	4.79%	4.58% - 4.79%
Expected dividend yield	--	--
Expected term	5 years	10 years
Expected volatility	76.1%	109% - 128%

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

6.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options, Continued:

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of stock options granted is from the date of the grant.  The expected volatility is based on historical volatility.

A summary of stock option transactions for the years ended December 31, 2007 and 2006 are as follows:

	Shares	Weighted-Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	(50,000)	$ 0.22
Forfeited	(55,000)	$ 0.22
Options outstanding at December 31, 2006	415,000	$ 0.38	8.5	$456,850
Granted	100,000	$ 1.07
Exercised	-	-
Forfeited	-	-
Options outstanding and exercisable at December 31, 2007	515,000	$ 0.51	7.9	$427,450
Options available for future grants	210,000

As of December 31, 2007, there was no unrecognized compensation cost related to unvested stock options. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2007 and 2006 were $1.07 and $0.52, respectively, per share. There were no options exercised during 2007. The total intrinsic value of options exercised during 2006 was $67,500. The Company received proceeds of $0 and $11,000 for the exercise of options in 2007 and 2006, respectively.

7.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site contained elevated levels of mercury. In response to the notification, the Company engaged a professional mineral engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 160 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site. Management determined that its accrual for remediation should be adjusted based upon estimated general and administrative costs included in the remediation effort and the affect of inflation on the 1994 cost estimate.  Accordingly, the Company increased the accrual, at December 31, 2007 the Company has estimated a potential undiscounted cash cost of $50,000 to remediate the site. The Company maintains its position that this accrual is sufficient to fund the yet to be expended remediation activities. The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

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

8.

INCOME TAXES

At December 31, 2007 and 2006, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected future tax rate of 34%.  Following are the components of such assets and allowances at December 31, 2007 and 2006:

2007

2006

Deferred tax assets arising from:

Unrecovered promotional and exploratory costs

$

127,000

$

127,000

Non-deductible accrued remediation costs

17,000

17,000

Non-deductible share based compensation

46,000

20,000

Net operating loss carryforwards

    2,487,000

    1,095,000

2,677,000

1,259,000

Less valuation allowance

   (2,677,000)

   (1,259,000)

Net deferred tax assets

$

                0

$

               0

At December 31, 2007 and 2006, the Company had federal tax-basis net operating loss carryforwards totaling $7,313,453 and $3,220,817, respectively, which will expire in various amounts from 2008 through 2026.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during June 2003, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2007, this limitation is applicable to accumulated net operating losses of approximately $91,796, which were incurred prior to the change of ownership and would limit the use of the Company’s respective, existing losses.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

8.

INCOME TAXES, CONTINUED:

Net operating losses expire as follows:

December 31,

2008

19,205

2009

-

2010

-

2011

-

2012

8,318

Thereafter

    7,285,930

       Total

$ 7,313,453

9.

SUBSEQUENT EVENTS

As of April 7, 2008, the Company is self-promoting a private placement with several of its current shareholders and has received cash remittances totaling $583,098. Commitment of the private placement funds is represented by signed subscription agreements and transfer of the money into a segregated account owned by the Company. The Company intends to close on the $583,098 on or about April 8, 2008 and targets April 18 as a final closing date on anticipated additional funding. The private placement offering is for a maximum of $5,000,000 with no minimum.  Under the terms of a revised subscription agreement, the Company agrees to sell an investor units at $0.60 per unit, each unit consisting of one share of common stock and one half of a two-year warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year.  The warrant is callable at any time should the price exceed $2.00 per share for five consecutive trading days.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

There is hereby incorporated by reference the information under the captions “Composition of Board of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended December 31, 2007.

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

ITEM 10.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the captions “Executive Compensation and Related Information” and “Executive Compensation Agreements and Summary of Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended December 31, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Approval of 2008 Equity Incentive Plan and Issuance of Shares of Common Stock of the Company Pursuant to the Plan” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended December 31, 2007.

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

•

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

During 2007, we engaged Sharp Executive Associates, Inc., a consulting firm owned by our Chief Financial Officer to assist the Company in its compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $20,662 to this related party. There were no related party transactions December 31, 2006.

ITEM 13.  EXHIBITS

Other than  contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-KSB:

(a)          Exhibits

Exhibit Number	Description
3.1 (1)	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004
3.2(2)	Articles of Incorporation and Amendments through 1977
3.3(3)	Bylaws
10.16(3)	Form of Subscription Agreement related to private placement of units (2006)
10.17(3)	Form of Class B Warrant
10.18(3)	Independent Contractor Agreement, dated as of March 1, 2006, between Little Squaw and Ted Sharp
10.19(4)	Oral agreement to extend Independent Contractor Agreement, Richard Walters
10.20(5)	Private Placement Agreement with Strata Partners dated October 13, 2006
10.21(5)	Form of Subscription Agreement related to private place of units (December 2006)
10.22(5)	Form of Class C Warrant Certificate
10.23(5)	40 Year Lease, Broken Hills West Mining
10.24(5)	Independent Contractor Agreement, dated as of January 1, 2007, between Little Squaw and Ted Sharp
10.25	Oral agreement to extend Independent Contractor Agreement, Ted Sharp, CPA and Sharp Executive Associates, Inc.
10.26	Oral agreement to extend Independent Contractor Agreement, Richard Walters
10.27	Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, original Spanish document
10.28	Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, English translation
10.29

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, original Spanish document

10.30

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, English translation

10.31	Sarbanes- Oxley Consulting Engagement Letter with Sharp Executive Associates, Inc., dated March 13, 2007
10.32	Consulting Agreement with Baron Group, LLC, dated November 26, 2007
10.33	Termination Letter of Consulting Agreement with Baron Group, LLC, dated March 5, 2008
10.34	Investor Relations Agreement with Coal Harbor Communications, Inc., dated November 19, 2007
14.1(2)	Code of Ethics
23.1(2)	Consent of Melvin Klohn, a licensed professional geologist
23.2(2)	Consent of Pacific Rim Geological Consultants, Inc., of Fairbanks Alaska
23.3(2)	Consent of James C. Barker, a Certified Professional Geologist
23.4(2)	Consent of BlueMap Geomatics Ltd. located in Vancouver, British Columbia
23.5(5)	Consent of Jeffrey Keener, NordWand Enterprise, Fairbanks, Alaska
23.6	Consent of Thomas K. Bundtzen, Pacific Rim Geological Consulting, Inc., Fairbanks, Alaska
23.7	Consent of Gary Fitch, a Professional Geologist
31.1	Certification of the President pursuant to Rule 13a-14
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of the President pursuant to Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 1350

(1) Incorporated by reference to Form 10KSB as filed March 29, 2004.

(2) Incorporated by reference to Form SB-2 as filed December 30, 2005.

(3) Incorporated by reference to Form SB-2/A as filed July 6, 2006

(4) Incorporated by reference to Form SB-2/A as filed August 7, 2006

(5) Incorporated by reference to Form SB-2 as filed February 26, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Audit Committee Report” and “Ratification of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:     /s/ Richard R. Walters

Richard R. Walters, President

Date:  April 8, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

LITTLE SQUAW GOLD MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  April 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 8, 2008

            /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 8, 2008

           /s/ James K. Duff

James K. Duff, Director

Date:

April 8, 2008

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

April 8, 2008

             /s/ James A. Fish

James A. Fish, Director

Date:

April 8, 2008

            /s/ William Orchow

William Orchow, Director

Date:

April 8, 2008

           /s/ William Schara

William Schara, Director

Date:

April 8, 2008

          /s/ Richard R. Walters

Richard R. Walters, Director