Form 10-Q
period 2008-03-31
LITTLE SQUAW GOLD MINING CO
filed 2008-05-15
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the Registrant is    a large accelerated filer,   an accelerated file,   a non-accelerated filer, or     a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at May 4, 2008:      37,460,178

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, March 31, 2008 and December 31, 2007

3

Consolidated Statements of Operations for the three month period ended March 31, 2008 and 2007 and from the date of inception on March 26, 1959 through March 31, 2008

4

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from the date of inception on March 26, 1959 through March 31, 2008

5

Notes to Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 4:  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 5:  Other Information

17

Item 6:  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(unaudited)

March 31,

December 31,

2008

2007

ASSETS

Current assets:

Cash and cash equivalents

$

659,289

$

 1,483,885

Restricted cash

31,799

 31,561

Interest receivable

-

768

Prepaid expenses and other assets

185,142

 185,135

Deferred financing costs

            28,892

             39,725

Total current assets

          905,122

        1,741,074

Property, plant, equipment, and mining claims:

Equipment, net of accumulated depreciation

855,044

898,898

Mining properties and claims

          416,604

          502,604

Total property, plant, equipment and mining claims

       1,271,648

       1,401,502

Other assets:

Other assets

           99,437

         103,224

Total other assets

           99,437

         103,224

Total assets

$

    2,276,207

$

  3,245,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

86,642

$

251,607

Accrued liabilities – other

26,066

19,831

Accrued interest payable

20,055

5,096

Convertible debenture, net of discounts – due within one year

          983,259

          970,358

Total current liabilities

        1,116,022

       1,246,892

Long-term liabilities:

Stock subscriptions payable

159,000

-

Accrued remediation costs

           50,000

            50,000

Total long-term liabilities

         209,000

            50,000

Total liabilities

       1,325,022

       1,296,892

Stockholders' equity:

   Preferred stock; no par value, 10,000,000

shares authorized; no shares issued or outstanding

-

-

   Common stock; $0.10 par value, 200,000,000 shares authorized;

36,470,512 and 36,444,112 issued and outstanding, respectively

3,647,051

3,644,411

   Additional paid-in capital

6,866,355

6,847,083

   Deficit accumulated during the exploration stage

      (9,562,221)

      (8,542,586)        Total stockholders’ equity                                                                                                       951,185                    1,948,908

Total liabilities and stockholders' equity

$

    2,276,207

$

   3,245,800

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(A Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

From Inception

(March 26, 1959)

Three Months Ended

Through

March 31,

March 31,

2008

2007

2008

Revenue:

Royalties, net

$

398,752

Lease and rental

99,330

Gold sales and other

                31,441

              529,523

Expenses:

Exploration expense

$

426,177

$

280,088

4,284,897

Management fees and salaries

70,875

54,900

1,612,307

Professional services

74,477

55,997

1,282,142

Other general and administrative expense

162,760

70,881

1,205,111

Office supplies and other expense

13,980

14,600

321,892

Directors' fees

6,500

8,100

151,075

Directors' fees – share based

-

-

187,450

Mineral property maintenance

36,036

2,951

97,210

Depreciation

45,586

28,894

266,218

Reclamation and miscellaneous

 -

-

115,102

Loss on partnership venture

-

-

53,402

Equipment repairs

-

-

25,170

Other costs of operations

-

-

8,030

Loss on disposal of mining properties

             100,000

                          -

              100,000

             936,391

               516,411

           9,710,006

Other (income) expense:

Interest income

(6,952)

  (65,367)

  (274,793)

Interest expense and finance costs

               90,196

                 54,705

              656,531

Total other (income) expense

                83,244

                (10,662)

              381,738

Net loss

$

       1,019,635

$

          505,749

$

         9,562,221

Net loss per common share - basic

$

                0.03

$

                0.02

Weighted average common

  shares outstanding - basic

36,457,239

32,465,311

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (unaudited)

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

Three Months Ended

Through

March 31,

March 31,

2008

2007

2008

Cash flows from operating activities:

Net loss

Net loss

$

(1,019,635)

$

(505,749)

$

(9,562,221)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

45,586

28,894

266,712

Loss on disposal of mining property

100,000

-

100,000

Loss on sale of equipment

-

-

3,443

Common stock, warrants, and options

issued for salaries and fees

21,912

-

714,777

Common stock issued for interest

-

-

121,480

Amortization of discount on convertible

debenture for value of warrant

-

14,319

150,000

Amortization of discount on convertible

debenture for beneficial conversion feature

12,902

14,319

133,260

Amortization of deferred financing costs

10,833

10,833

101,108

Change in:

Accrued interest receivable

768

(3,855)

-

Prepaid expenses and other current assets

(8)

(51,780)

(202,393)

Other assets

3,787

-

(99,437)

Accounts payable, other

(164,966)

66,922

86,641

Accounts payable, related party

-

-

20,000

Other accrued liabilities

6,235

-

26,065

Accrued interest payable

14,959

14,795

20,055

Accrued compensation, related party

-

-

255,450

Accrued commission payable

-

(180,720)

19,323

Convertible success award, Walters LITS

-

-

88,750

Accrued remediation costs

                       -

                          -

                50,000

Net cash used by operating activities

           (967,627)

              (592,022)

           (7,706,987)

Cash flows from investing activities:

Purchases of short-term investments

-

(1,000,000)

-

Receipts attributable to unrecovered

promotional, exploratory, and development costs

-

-

626,942

Proceeds from the sale of equipment

-

-

60,324

Purchases of equipment, and unrecovered

promotional and exploratory costs

(1,731)

(663,600)

(1,141,588)

Change in restricted cash

(238)

(31,799)

Additions to mining properties and claims - direct

costs for claim staking and acquisition

             (14,000)

           (491,354)

Net cash used - investing activities

             (15,969)

        (1,663,600)

           (977,475)

The accompanying notes are an integral part of these financial statements.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (unaudited)

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

2008

2007

2008

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

-

1,975,818

2,233,933

Proceeds from stock subscription

159,000

-

159,000

Proceeds from issuance of common stock, net of

offering costs

-

-

6,082,045

Payments on capital lease payable

-

(22,061)

(23,053)

Acquisitions of treasury stock

                       -

                        -

                (8,174)

Net cash provided - financing activities

            159,000

          1,953,757

         9,343,751

Net increase (decrease) in cash and

cash equivalents

(824,596)

(301,865)

659,289

Cash and cash equivalents, beginning of period

          1,483,885

         4,086,897

                        -

Cash and cash equivalents, end of period

$

          659,289

$

        3,785,032

$

        659,289

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

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Consolidation of and Accounting for Subsidiary

During the quarter ended March 31, 2008, the Company implemented operation of a subsidiary in Mexico to account for expenses related to an exploration property in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of both the Balance Sheet and Statement of Operations for the period then ended, with all intercompany balances and investment accounts eliminated.  The Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances, under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”.

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

	March 31,	March 31,
For periods ended	2008	2007

Stock options	515,000	465,000
Selling agent options	225,900	-
Warrants	4,647,807	9,897,000
Convertible debenture	5,000,000	5,000,000
Total possible dilution	10,388,707	15,362,000

For the periods ended March 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate a material impact on our results of operations and financial position as a result of adopting SFAS 157 for non-financial assets and non-financial liabilities.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.

The fair value measurement;

b.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

At March 31, 2008, the Company had no assets or liabilities that are accounted for at fair value on a recurring basis.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.

Little Squaw Gold Mining Company

(An Exploration Stage Company)

Notes to Financial Statements

2.         RECLASSIFICATIONS

The Statements of Operations presented herein contains reclassifications of expenses for the Inception to Date (March 26, 1959) through March 31, 2008 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

3.

2003 SHARE INCENTIVE PLAN:

Stock Options:

As of March 31, 2008, there was a total of 183,600 shares available for grant in the 2003 Share Incentive Plan, and 515,000 options exercisable and outstanding, with no unrecognized compensation cost related to unvested stock options.

Common Stock and Stock Warrants

During the quarter ended March 31, 2008, we issued 26,400 shares of common stock under the Plan to an investor relations firm for associated expense of $21,912 recorded in Other general and administrative expense.

Stock and Option Grants to Affiliates

There were no grants or exercises of stock or options to affiliates during the quarter ended March 31, 2008.

4.

SUBSEQUENT EVENTS

On April 8, 2008, the Company closed a private placement of 971,666 Units, at a price of $0.60 per unit, each unit consisting of one share of our common stock and one half of a two-year Class D warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year.  The Company received net proceeds of $582,987 in connection with the private placement. The Company granted registration rights to the investors.

At a meeting of shareholders on May 5, 2008, the shareholders approved the 2008 Equity Incentive Plan (the "2008 Plan").  The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Little Squaw Mining Company Restated 2003 Share Incentive Plan (the "Current Plan"), subject to adjustment.  As in the Current Plan, the 2008 Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock or restricted stock units and stock appreciation rights.

Also at that meeting, shareholders approved a change in the name of the Company to Goldrich Mining Company.

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

At this time we have four exploration stage mineral properties. Our principal property is in Alaska and is referred to as the Chandalar property.  A second property is in Nevada, known as the Broken Hills West property. A third property is the Marisol gold exploration property in northern Sonora State, Mexico. The fourth property is the Pedra de Fogo (“Rock of Fire”) gold exploration property in Goias State, south central Brazil. Contingent on the success of a private placement, our focus will continue to be drilling exploration of the Chandalar and Marisol properties with possible surface evaluation activities involving geochemical and geophysical surveys conducted on the Nevada and Brazil properties in preparation for possible drilling exploration in 2009 and beyond.  With the acquisition of the Nevada, Brazil and Mexico properties, our exploration field activities will not be restricted to just the summer months as it is in Alaska.

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

The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  We control 14,800 acres of unpatented State of Alaska mining claims consisting of 120 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.

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

Broken Hills West, Nevada

The Broken Hills West gold exploration property is located in the Walker Lane Belt of west-central Nevada in Mineral County 15 miles north of the town of Gabbs. A paved highway, State Route 361, runs through the property. The mineral rights are secured by 28 unpatented federal lode mining claims located on U.S. Bureau of Land Management ground. A private prospector known as “the David C. and Debra J. Knight Living Trust” (the “Trust”) is the original locator of the claims, and is the current owner. The 28 unpatented federal lode mining claims cover 560 acres. The property is in a prolific gold producing area. We acquired it on the basis of favorable geology and surface geochemistry. Tertiary felsic volcanic, high angle structures and widespread hydrothermal alteration and associated iron-oxide impregnations are thought to be associated with hidden high-grade epithermal vein mineralization.

Marisol Property, Sonora State, Mexico

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

2008 Exploration Plans

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2008 drilling activities beyond the current drill program in Mexico.  We estimate that it would take about five million dollars to complete our 2008 exploration plans for all of our properties in Alaska, Nevada, Mexico and Brazil, and to sustaining our corporation at current levels. While we believe that we will be successful in obtaining additional financing, we can not assure that financing may be obtained on terms acceptable to us or that it will be obtained within a time frame sufficient to fund 2008 exploration activities. Due to the limited funds currently available to us, we are taking the necessary measures to secure, maintain and protect our corporation and its assets until our financing efforts bear fruit.  These actions may include divesting ourselves of properties for which contractual exploration costs or claims maintenance fees could exhaust our available cash.

Broken Hills West, Nevada

In times of limited cash, exploration priorities must be established. As a result, no significant exploration activities are currently planned for 2008 on this property.  The results of the exploration work performed in 2007 will be further analyzed to determine future exploration activities when sufficient funds become available. The next stage of evaluation would involve a geophysical survey incorporating induced potential and ground magnetometry. These activities would not be planned or undertaken without availability of additional funds to engage a suitable geophysical contractor to do it. If sufficient funds are not forthcoming during the first half of 2008, we would take measures to retrench activities at Broken Hills West which may include finding a joint venture partner or terminating the mining lease agreement. There are no work commitments mandated by our lease.

Chandalar, Alaska

We believe that we accumulated sufficient data during the 2007 placer drilling to establish that we have a significant and potentially commercial gold deposit discovery.  We also think that additional drilling of this placer gold deposit will be needed to set ore reserves and to expand the size of the body of mineralization. This would take about 300 drill holes over two years, accumulating to about 60,000 feet of drilling. All exploration activities in Chandalar are contingent upon successful financing during March and April of 2008.  Because of our inability to secure financing in the Spring of 2008, the window of opportunity to organize a significant exploration program involving drilling in Alaska for 2008 has closed. A lesser program of geology and trenching could be initiated at any time during the coming summer field season.

Marisol, Sonora State, Mexico

We have contracted and paid for diamond core drilling currently being performed on the Marisol property. We are engaged in a 10 to 12 hole 5,000 to 6,000 foot diamond core drilling program to test the Marisol property for gold deposits that may occur associated with the fault system. We have identified two subparallel zones of gold mineralization in the area of old mine workings. These can be traced for more than 4,000 feet along a NE-SW strike distance. Drilling of this zone commenced in February, and, to date, four drill holes for 1,791 feet have been completed. Multiple holes are being drilled from each site in a vertical fan array to define the orientation of the two mineralized structures. The drilling has encountered broad zones of hydrothermal alteration (argillic sericite-calcite) and calcite-quartz veinlets of variable density within the formation of Jura-Cretaceous sedimentary rocks. Multiple intercepts of narrow quartz veins, which commonly carry high-grade precious metal values on the surface, are observed in the core.   The drill core is logged and sampled in the field. A core cutting saw is used to split the core into equal parts; half of the core is then bagged for assay and shipped to the ALS-Chemex sample preparation facility in Hermosillo, Mexico (ALS-Chemex maintains ISO 9001:2000 certification at all its facilities). All assay results for the drill cores are pending.

Our exploration work has found indications that the zone of gold mineralization may extend far beyond the old mining area. A planned near-term exploration program includes geological mapping and rock and soil geochemical sample surveys to define the limits of mineralization.

If we are unsuccessful in securing adequate financing, we may be required to suspend the surface exploration program until sufficient financing can be obtained. If sufficient funds are not forthcoming during the first half of 2008, we would take measures to retrench activities at Marisol which may include finding a joint venture partner or terminating the mining lease agreement.

Pedra de Fogo

By contract, we are required to perform a minimum of $100,000 in 2008 on exploration activities on this property to preserve our interest in it. If we are successful in obtaining financing we may re-energize our exploration plans to include the outlined mechanized follow-up soil sampling and trenching to better examine the cause and extent of the gold anomalies we have identified. Additional areas with similar gold signatures in previous stream-sediment samples may also be sampled.  If sufficient funds are not forthcoming during the first half of 2008, we would take measures to retrench activities at Pedra de Fogo which may include finding a joint venture partner or terminating the mining lease agreement.

Report on Chandalar Alluvial Deposit

During March of 2008 we received a draft report, and subsequent to the end of the quarter, in April 2008 we have received the final report of an independent conceptual economic scoping study on its alluvial gold deposit discovery in the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property (see the Company’s press releases of March 19, 2008 and April 30, 2008).  The study concludes gold-bearing gravels contain a minimum of 216,602 ounces of recoverable gold within a global resource of 243,621 ounces that could be extracted at a cash cost of about $500 per ounce. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase mine life and lower unit costs.

The table below sets out the resource data.

Little Squaw Creek Alluvial Gold Deposit Resources
Category	Pay bcy	Ounces of Gold per bcy	Ounces of Gold	Overburden bcy	Total Material bcy	Strip Ratio OB/Pay
Measured	3,197,376	0.0252	80,524
Indicated	5,602,888	0.0243	136,078
Subtotal	8,800,264	0.0246	216,602	10,064,960	18,865,224	1.14
Inferred	1,232,005	0.0219	27,019
Total	10,032,270	0.0243	243,621	8,832,955	18,865,224	0.88

bcy = bank cubic yard, which is the measurement of material in place before excavation.

Measured + Indicated with a 45 degree highwall slope and inferred resources included as interburden.

The scoping study was done by an independent licensed mining engineer experienced in the operation of Alaskan alluvial gold mines. The resource calculations are based on data from 100 drill holes and were made using the cross sectional method that is described in detail in the Society for Mining, Metallurgy, and Exploration, Inc. (SME) Mining Engineering Handbook.

We do not purport to have a U.S. Securities and Exchange Commission (SEC) Industry Guide 7 compliant mineral resource.  We do, however, believe that the quantity of mineralized material as defined in the table qualifies as a Canadian National Instrument 43-101 compliant resource.

It is our opinion that we have discovered a commercially viable, industrial-scale alluvial gold deposit that is geologically unique to Alaska but similar to the big alluvial gold deposits being mined in neighboring Siberia. We have defined more than 8 million cubic yards of near-surface pay gravels where we believe we can gain the economies of scale in a surface bulk-mining operation. This amount could double as drilling progresses. We believe that this alluvial gold deposit can be streamlined into production because it does not require the use and permitting of milling and chemicals in the gold recovery process.

An open-pit mine plan was prepared based on the measured and indicated portion of the estimated resources using a conventional drill, blast and haul mining method. The discounted cash flow (DCF) based on the conceptualized mine plan generates a positive internal rate of return at the current price of gold. The mine would produce an average of about 20,000 ounces of gold annually for at least 10 years.

The projected cash operating cost of $503 per ounce (4/20/08) is particularly sensitive to escalating energy prices, which have been greatly responsible for rising production cost at most mining operations. This production cost compares favorably to those at other Alaskan gold mines: NovaGold’s Rock Creek mine projected to be $467 per ounce (12/31/07), and Teck Cominco and Sumitomo Metal Mining’s Pogo mine operating at $515 per ounce (12/31/07).

We believe that additional drilling will advance all of the inferred and indicated resources into measured resources at roughly the same grades indicated in the table, and will also substantially increase the size of the deposit. The deposit is open to expansion by drilling in three directions; drilling has also indicated the existence of a separate, higher-level gold-bearing stream channel overlying the east side of the known deposit. The possibility exists to double the sizes of the current resources.

This order-of-magnitude scoping analysis was prepared to determine the economic viability of a remote, bulk, open-pit placer mining operation at Chandalar. The complete report is available to the public on the Company’s web site. The study suggests that the deposit may offer a return on investment at today’s gold price. The author of the report recommends conducting in-fill development drilling to solidify the inferred resources, to add the inferred resources to the mine plan, and to conduct a Preliminary Feasibility Study to convert the measured and indicated resources into proven and probable reserves. These recommendations are subject to a positive return on the Preliminary Feasibility Study and DCF and the permitting of the property for legal and economic extraction. Pending these accomplishments and complete mine permitting, the surface alluvial gold deposit would then contain SEC Guide 7 compliant reserves.

We are proceeding with more in-depth engineering studies as we prepare for an aggressive drilling program which will be financed by a private placement offering prior to the 2009 summer exploration season. Should we be unsuccessful in a financing effort the drilling program will of necessity be deferred until sufficient funds can be raised to fund those drilling operations.

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

On March 31, 2008 we had total liabilities of $1,325,022 and total assets of $2,276,207.  This compares to total liabilities of $1,296,892 and total assets of $3,245,800 on December 31, 2007.  As of March 31, 2008, the Company’s liabilities consist of $983,259 convertible debenture, net of discounts, $20,055 accrued interest, $50,000 for environmental clean up, $159,000 for stock subscriptions payable, $26,066 for accrued liabilities,  and $86,642 in outstanding accounts payable.  The increase in liabilities compared to December 31, 2007 was due to an increase in the convertible debenture resulting from the continuing amortization of discounts previously recognized as the debenture moves toward maturity, and an increase in stock subscriptions payable at the end of March 2008 as we prepared to close on a private placement early in the second quarter of 2008.  These increases were offset by a decrease in accounts payable as exploration activities consummated in the end of 2007 were paid for in 2008.  The decrease in total assets was due to a decrease in cash as we paid for continuing operations of the Company during the first quarter without commensurate cash inflows from financing activities.

Our principal source of liquidity during the respective three month periods ended March 31, 2008 and 2007, has been through cash on hand at the beginning of 2008 and equity financing and exercises of warrants associated with previous private placement activities during the first quarter of 2007, respectively. Financing activities provided cash of $159,000 and $1,953,757 during the three months ended March 31, 2008 and 2007, respectively.  We used cash in operating activities of $967,627 and $592,022 during the three months ended March 31, 2008 and 2007, respectively.  Additionally, we used a total of $15,969 of cash in investing activities, largely for payment of mining and mineral property maintenance during the three months ended March 31, 2008, compared to $1,663,600 to purchase $1,000,000 of short-term investments and $663,600 to purchase equipment during the three months ended March 31, 2007.

During the quarter ended March 31, 2008, we issued 26,400 shares of common stock to an investor relations firm for associated expense of $21,912 recorded in Other general and administrative expense.

Exploration costs for calendar 2008 are expected to be well off of the pace of calendar 2007, which totaled $3.8 million. We were unable to attract capital funding during the first quarter of 2008 sufficient to plan and execute similar significant exploration activities during 2008.  On April 8, 2008, subsequent to the end of the quarter, we closed on a private placement of approximately $583,000, but this is only sufficient to maintain the critical operating activities of the Company until additional financing can be obtained. While we are continuing to take action to attract additional funding, we anticipate that, due to the short window of opportunity to prepare for the summer exploration season at our Chandalar property, our activities there will be limited to those that can be executed without significant supply or equipment shipments and may be limited to caretaking activities until additional funding can be obtained. Until additional funding can be secured, management has planned and initiated a spending reduction plan which will result in lower operating costs and may include disposition of some mining properties as we continue to establish the priorities of spending in an environment of limited cash resources.

We believe that we currently have sufficient cash for company operations until approximately October 2008. To assure the continuing operations of the Company, we will need to raise additional funds through debt or equity. We can not assure you that we will be successful at attracting capital or debt on terms acceptable to us.

Convertible Debenture

On November 21, 2008, the 6% Convertible Debenture in the principal amount of $1,000,000 matures.  At the inception, the debenture had a detached 2,500,000 Class A Warrant. The Debenture is convertible into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments.  The Warrant was exercised on March 8, 2007, to acquire 2,500,000 common shares at an exercise price of $0.30 per share.  The Convertible Debenture is transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common stock is sustained at or above $0.50 per share for five (5) consecutive trading days.  The holder, RAB Special Situations Fund Limited, currently holds approximately 2,577,096 shares, or approximately 7% of the outstanding shares of the Company.  Due to the 9.99% limitation, we do not have the contractual ability to convert the entire debenture into common stock, and unless additional funds can be attracted through a private placement, we will not have the cash resources to pay the remaining obligation in cash.  We have entered into discussions with the holder to extend the due date of the debenture for some period to provide for the ability to pay or convert the debenture at some future date.  We can not assure you that we will be successful in negotiating extended terms for the debenture.

Subsequent Events

On April 8, 2008, we closed a private placement of 971,666 Units, at a price of $0.60 per unit, each unit consisting of one share of our common stock and one half of a two-year Class D warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year.  We net proceeds of $582,987 in connection with the private placement. We granted registration rights to the investors.

At a meeting of shareholders on May 5, 2008, the shareholders approved the 2008 Equity Incentive Plan (the "2008 Plan").  The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Little Squaw Mining Company Restated 2003 Share Incentive Plan (the "Current Plan"), subject to adjustment.  As in the Current Plan, the 2008 Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock or restricted stock units and stock appreciation rights.

Also at that meeting, shareholders approved a change in the name of the Company to Goldrich Mining Company.

Off-Balance Sheet Arrangements

None.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the quarter ended March 31, 2008, we issued 26,400 shares of common stock to an investor relations firm for associated expense of $21,912 recorded in Other general and administrative expense. The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Item 5.  Other Information

The Company's Corporate Governance and Nominating Committee adopted a charter on May 7, 2007.  This Charter contains Corporate Governance Guidelines and is available for review at the Company's website at www.littlesquawgold.com.  The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders.  Additional information is presented in the Proxy Statement filed on April 15, 2008 in the section entitled Corporate Governance; that information is incorporated by reference.

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

Date:  May 14, 2008

LITTLE SQUAW GOLD MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2008

LITTLE SQUAW GOLD MINING COMPANY

By    /s/ Ted R.. Sharp

Ted R. Sharp, Chief Financial Officer