Form 10-Q
period 2008-06-30
GOLDRICH MINING CO
filed 2008-08-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

 (Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3412 S. Lincoln Drive
Spokane, Washington	99203-1650
(Address of Principal Executive Offices)	(Zip Code)

(509) 624-5831

(Registrant’s Telephone Number, including Area Code)

LITTLE SQUAW GOLD MINING COMPANY

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the Registrant is ☐  a large accelerated filer, ☐ an accelerated file, ☐ a non-accelerated filer, or  ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 4, 2008:      37,598,858

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and
2007 and from the date of inception on March 26, 1959 through June 30, 2008	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and
from the date of inception on March 26, 1959 through June 30, 2008	5

Notes to Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4: Controls and Procedures	16

PART II – OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 4: Submission of Matters to a Vote of Security Holders	17

Item 5: Other Information	18

Item 6: Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 538,385	$ 1,483,885
Restricted cash	-	31,561
Interest receivable	-	768
Prepaid expenses	142,239	132,589
Other current assets	111,310	52,546
Deferred financing costs	18,059	39,725
Total current assets	809,993	1,741,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	806,604	898,898
Mining properties and claims	430,187	502,604
Total property, plant, equipment and mining claims	1,236,791	1,401,502

Other assets:
Other assets	101,935	103,224
Total other assets	101,935	103,224

Total assets	$ 2,148,719	$ 3,245,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 101,897	$ 251,607
Accrued liabilities – other	46,200	19,831
Accrued interest payable	4,932	5,096
Convertible debenture, net of discounts	995,857	970,358
Total current liabilities	1,148,886	1,246,892

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Total long-term liabilities	50,000	50,000

Total liabilities	1,198,886	1,296,892

Stockholders' equity:
Preferred stock; no par value, 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.10 par value, 200,000,000 shares authorized;
37,520,034 and 36,444,112 issued and outstanding, respectively	3,752,034	3,644,411
Additional paid-in capital	7,385,074	6,847,083
Deficit accumulated during the exploration stage	(10,187,275)	(8,542,586)
Total stockholders’ equity	949,833	1,948,908
Total liabilities and stockholders' equity	$ 2,148,719	$ 3,245,800

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30		June 30,
	2008	2007	2008	2007	2008
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Operating Expenses:
Exploration expense	280,893	820,583	707,070	1,100,671	4,565,790
Management fees and salaries	71,865	194,750	142,740	249,650	1,684,172
Professional services	60,011	36,997	134,487	92,994	1,342,153
Other general and admin expense	130,441	159,859	293,201	230,740	1,335,552
Office supplies and other expense	13,679	23,636	27,660	38,236	335,571
Directors' fees	5,000	4,400	11,500	12,500	156,075
Directors' fees – share based	-	-	-	-	187,450
Mineral property maintenance	(26,404)	3,464	9,632	6,415	70,805
Depreciation	45,438	43,691	91,024	72,585	311,657
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Other costs of operations	(757)	-	(757)	-	7,273
Loss on disposal of mining properties and equipment	14,945	-	114,945	-	114,945
Total operating expenses	595,111	1,287,380	1,531,502	1,803,791	10,305,117

Other (income) expense:
Interest income	(2,024)	(51,566)	(8,976)	(116,933)	(276,817)
Interest expense and finance costs	44,091	54,430	134,287	109,135	700,622
Gain on foreign currency translation	(12,124)	-	(12,124)	-	(12,124)
Total other (income) expense	29,943	2,864	113,187	(7,798)	411,681

Net loss	$ 625,054	$ 1,290,244	$ 1,644,689	$ 1,795,993	$ 10,187,275

Net loss per common share	$ 0.02	$ 0.04	$ 0.04	$ 0.05	$ 1.29

Weighted average common
shares outstanding-basic	37,403,990	36,221,901	36,931,977	34,336,605	7,915,037

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (unaudited)
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$ (1,644,689)	$ (1,795,993)	$ (10,187,275)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,024	72,585	312,150
Loss on disposal of mining property	114,000	-	114,000
Loss on sale of equipment	945	-	4,388
Common stock, warrants, and options
issued for salaries and fees	32,532	131,500	725,397
Common stock issued for interest	30,082	29,917	151,562
Amortization of discount on convertible
debenture for value of warrant	-	28,638	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	25,499	28,638	145,857
Amortization of deferred financing costs	21,666	21,666	111,941

Change in:
Accrued interest receivable	768	(17,094)	-
Prepaid expenses	(9,650)	(206,599)	(142,239)
Other assets	1,289	(96,348)	(101,935)
Other current assets	(58,764)	-	(111,310)
Accounts payable	(149,709)	342,221	101,897
Accrued liabilities - other	26,369	-	46,200
Accrued interest payable	(164)	(164)	4,932
Accrued compensation, related party	-	-	255,450
Accrued commission payable	-	(180,720)	22,072
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(1,518,802)	(1,641,753)	(8,258,163)

Cash flows from investing activities:
Purchases of short-term investments	-	(1,030,053)	-
Receipts attributable to unrecovered	-
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,324
Purchases of equipment, and unrecovered
promotional and exploratory costs	325	(677,563)	(1,139,532)
Release of restricted cash	31,561	-	-
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(41,583)	-	(518,937)
Net cash used - investing activities	(9,697)	(1,707,616)	(971,203)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued (unaudited)

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants, net of offering cost	-	2,112,934	2,233,933
Proceeds from issuance of common stock, net of offering
costs	582,999	-	6,665,044
Payments on capital lease payable		(22,061)	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	582,999	2,090,873	9,767,751

Net increase (decrease) in cash and cash equivalents	(945,500)	(1,258,496)	538,385

Cash and cash equivalents, beginning of period	1,483,885	4,086,897	-
Cash and cash equivalents, end of period	$ 538,385	$ 2,828,401	$ 538,385

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
Acquired through capital lease	$ -	$ -	$ 23,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Effective May 23, 2008, the name of the Company was changed from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC).  All citations to the company name have been changed to Goldrich Mining Company in these financial statements and notes thereto.

Consolidation of and Accounting for Subsidiary

During the six month period ended June 30, 2008, the Company implemented operation of a subsidiary in Mexico to account for expenses related to an exploration property in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation for the period then ended, with all intercompany balances and investment accounts eliminated.  The functional currency for the Mexico subsidiary is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at the period-end exchange rate, and non-monetary assets and liabilities are translated at historical rates, with income and expenses translated at the average exchange rate for the current period. All realized and unrealized transaction gains and losses have been included in the current period net loss.

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

	June 30,	June 30,
For periods ended	2008	2007

Stock options	615,000	515,000
Selling agent options	0	225,900
Warrants	5,133,640	4,687,807
Convertible debenture	5,000,000	5,000,000
Total possible dilution	10,748,640	10,428,707

For the periods ended June 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1.

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of operations;

2.

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

At June 30, 2008, the company has no financial assets or liabilities that are measured at fair value on a recurring basis.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the six-months ended June 30, 2008.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

RECLASSIFICATIONS:

The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein contain reclassifications of expenses and cash flows from operating activities for the period from Inception (March 26, 1959) through June 30, 2008 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

3.

SHARE INCENTIVE PLANS:

Stock Options:

On May 5, 2008, the shareholders of the Company approved the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Little Squaw Mining Company Restated 2003 Share Incentive Plan, subject to adjustment.  As of June 30, 2008, there were a total of 4,215,600 shares available for grant in the 2008 Plan, and 615,000 options exercisable and outstanding, with no unrecognized compensation cost related to unvested stock options.

Salary Reduction and Stock Compensation

The May 5, 2008 regular meeting of the Board of Directors authorized a temporary reduction of 50% in salaries for Robert Pate, Rod Blakestad, Susan Schenk and professional fees for Richard Walters effective

June 1, 2008 until the Company’s financial situation significantly improves.  In exchange, the Company would offer shares of common stock to Company employees and officers affected by the reduction as compensation for their reduction in salary.  The number of shares to be issued at the end of each month would equate to the value of each person’s salary or professional fee reduction, plus 20%. These shares would be issued from the 2008 Share Incentive Plan and the number of shares would be based on the market price for the Company's stock as of the date of issuance of the shares.  A total of 78,516 shares were issued subsequent to the end of the quarter for a total of $23,555 in Exploration expense, Management fees and salaries, and Other general and administration expense.

Common Stock and Stock Warrants

During the quarter ended June 30, 2008, we issued 18,000 shares of common stock under the Plan to an investor relations firm for associated expense of $10,620 recorded in Other general and administrative expense.

Stock and Option Grants to Affiliates

There were no grants or exercises of stock or options to affiliates during the quarter ended June 30, 2008.

4.

SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2008, we issued 78,516 shares of common stock under the 2008 Equity Incentive Plan for salaries and fees for the 3-month period ended June 30, 2008.  The associated expense of $23,555 for these shares was recognized in the 3-month period ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Name Change

Effective May 23, 2008, as approved by the shareholders in our annual shareholder meeting on May 5, 2008, the name of the Company was changed from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC).  Our Board of Directors proposed the name change for several reasons.  The use of the word "squaw" in the Company's name has been criticized as a word that is considered by many to be condescending to certain cultures.  Because of negative connotations associated with that word, we also have found it to be a distractive obstacle when discussing financing arrangements with investment banks and financial institutions.    The Company's name historically has been associated with the geographic area around Little Squaw Creek in Alaska since the Company's incorporation in Alaska in 1959.  Our patented and unpatented mining claims have been located in that area exclusively until 2006.  Recently, however, we have had claims and interests in properties in other mining areas.  Our Board of Directors believed that it was no longer appropriate for the Company's name to be limited by its initial, historic beginnings.  The Company's primary business purpose is locating, exploring, and developing gold mining properties of all types in multiple geographies.  The name should be more descriptive of its gold exploration business activities.

In our discussion of exploration activities, references to geographic features or areas whose names include “squaw” will continue to be referred to by those names in our description of properties, claims, creeks, lakes and the like.

Plan of Operation

We, Goldrich Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Goldrich Mining is an Exploration Stage company by U.S. Securities and Exchange Commission (SEC) definition. We intend to remain solely an exploration company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, the payback for successful exploration is very high.

We are an exploration stage company.  None of the properties that we own or control contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.  Although there is a history of past lode and placer gold production on our Chandalar property, the property is at an early stage of exploration. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture can be made. There is no assurance that a commercially viable gold deposit will be proven through exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of the properties and then either joint venture or sell the properties to qualified parties, including major mining companies. Under certain circumstances, we may choose to develop a mineral deposit discovery. We intend to focus our activities only on projects that are primarily gold deposits.

Due to the financial condition of the company and its inability to obtain adequate financing, we relinquished our interests in the Broken Hills West, Nevada and Pedra de Fogo, Brazil properties on May 23, 2008 and June 3, 2008, respectively. We expensed $14,000 of previously capitalized mining claims for these properties during the quarter. This leaves us with two exploration stage mineral properties: our principal property in Alaska is referred to as the Chandalar property, and our second property is Marisol gold exploration property in the State of Sonora, Mexico. With the acquisition of the Mexico property, our exploration field activities are not restricted to just the summer months as they are in Alaska.

Chandalar, Alaska

The Chandalar gold property is our flagship property. It is an exploration stage property. Goldrich Mining’s management was attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at mining grades of 0.1 to over 1 oz Au/ton gold. We believe that our dominant land control eliminates the risk of finding potential ore deposits being located within competitor claims. Summarily, the scale of the Chandalar district gold quartz vein frequency and length, and the number of gold anomalies and exposures compare favorably to similar attributes of productive mining districts.

The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  We control 16,680 acres of unpatented State of Alaska mining claims consisting of 134 claims.  State mining claims provide exploration and mining rights to both lode and placer mineral deposits.

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

Marisol Property, Sonora State, Mexico

The Marisol property is in northern Sonora state, 130 miles south of Tucson, Arizona, and 8 miles from the principal highway between Nogales and Hermosillo, Sonora.  The Marisol lease contains a purchase option for 4 contiguous federal mining concessions, or mining claims, that cover 1,411 acres.  This property was acquired late in 2007 and no exploration work was completed on it prior to the end of the year beyond the preliminary work performed during the acquisition due diligence period.  Surface rock samples collected by us prior to leasing the property confirmed good gold values from the mineralized zones.

The geology at Marisol exhibits good potential to host bulk-tonnage gold-silver deposits that may be amenable to low-cost open-pit and heap leaching mining methods. The prospect occurs adjacent to a major southeast-trending structure termed the "Mojave-Sonora Megashear."  The megashear is believed to be a left-lateral transform fault system that stretches from central Sonora to south-central California.  A number of gold mines are located along this structure, including La Herridura, the largest producing gold mine in Mexico with reserves of more than 5 million ounces, and the San Francisco mine, which is 12 miles west of Marisol with more than a million ounces of combined gold production and resources.

The Marisol property exhibits two subparallel, northeast-trending, gold-silver mineralized structures separated at the surface by 230 feet of argillic/sericite-altered Jura-Cretaceous age siltstone, limy siltstone and clastic sediments.  These sediments are similar in texture and composition to some of those hosting the epithermal Carlin Trend (Nevada) gold deposits.  They are also similar to those at the Santa Gertrudis mine, 30 miles northeast of Marisol, which produced more than 300,000 ounces of gold from similar northeast-trending structures between 1991 and 1997.  No gold of record has been produced from the Marisol gold exploration property, although historical artisanal mine workings evidence that some small scale of gold production had occurred.

In January 2008, we organized and began an exploration program that included geological mapping, rock and soil geochemical sample surveys and diamond core drilling.  Our drilling program using a local Mexican drilling contractor was initiated in mid February, 2008 and was terminated on July 8, 2008.  Ten holes were drilled for a total of 4,358 feet of the 5,000 feet we had planned to drill.  The drill contractor performed quite poorly, producing an average drilling rate of only 24 feet per day.  The diamond-core drill holes were part of our program to evaluate the grade and continuity of mineralization near the series of old underground workings.

Initial results of gold analyses for eight of the ten Marisol drill holes have been received.   The principal mineralized structure varies from an apparent true thickness of 9.84 feet reporting 0.433 ppm gold (hole MAR-8), to 36.25 feet thick of 1.628 ppm gold (hole MAR-3), with a weighted average thickness of 19.7 feet, having a grade of 1.60 ppm gold (0.0514 oz Au/t).  Drill results are as yet incomplete.

We have formed and registered a wholly owned subsidiary, Minera LSG, S.A. de C.V. ("Minera LSG"), to hold our assets in Mexico.

2008 Exploration Plans

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2008 exploration activities.  We estimate that it would take about five million dollars to complete our 2008 exploration plans including drilling for our properties in Alaska and Mexico properties, and to sustain our corporation at current levels. While we continue attempts to finance the Company and its exploration programs, we can not assure that financing may be obtained on terms acceptable to us. Should we be unable to secure financing, we would take the necessary measures to secure, maintain and protect our corporation and its assets until our financing efforts bear fruit.

Chandalar, Alaska

We believe that we accumulated sufficient data during the 2007 placer drilling campaign on Little Squaw Creek to establish that we have a significant and potentially commercial gold deposit discovery.  We drilled 113 holes for a total of 15,535 feet, generating 3,031 samples that were tested for alluvial gold content.  We also think that additional drilling of this placer gold deposit will be needed to set ore reserves and to expand the size of the body of mineralization.  We estimate this would take about 300 more drill holes over two years, accumulating to about 60,000 feet of drilling yielding some 11,000 more samples. Additionally, we have laid the ground work to secure a diamond core drill to execute the hard rock drill plan formulated during the 2006 drilling season but deferred in 2007.  At the date of this writing, the window of opportunity to organize a significant exploration program involving drilling in Alaska for 2008 has closed. We have deferred all drilling plans at Chandalar for 2008 because of lack of sufficient funding. The property has effectively been put into a care and maintenance mode, although a small amount of geological work involving some trenching is being done.  All exploration activities on Chandalar in future field seasons and years are contingent upon our ongoing attempts to successfully finance the Company.

Marisol, Sonora State, Mexico

As of the date of this writing, our management has not made a full analysis of the Marisol exploration program results. Management’s preliminary assessment is the drilling shows potentially economic grades exist at Marisol, but the mineralization where drill tested may not be sufficiently thick to support bulk mining. Our exploration work has identified other undrilled zones of mineralization elsewhere on the property that remain as targets for gold deposit discovery. Management intends to make a decision on whether or not to continue work on the property prior to the next lease payment due on October 22, 2008. If we are unsuccessful in securing adequate financing, we may be required to terminate the mining lease and option to purchase the property, or perhaps alternatively, to suspend any newly proposed exploration program on Marisol until sufficient financing can be obtained. If sufficient funds are not forthcoming before October 2008, we would take measures to retrench activities at Marisol including finding a joint venture partner.

Report on Chandalar Alluvial Gold Deposit

In April of 2008, we received the results of an independent conceptual economic scoping study on our alluvial gold deposit discovery in the Little Squaw Creek drainage located on our wholly owned Chandalar, Alaska, mining property.   We commissioned the study to determine if the value of our alluvial gold deposit on Little Squaw Creek might fall within economically extractable limits. Mr. Paul Martin was retained to make an order of magnitude economic scoping of a preliminary surface mine plan he also designed. Martin is a consulting Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise.

Using a reserve calculation method described by the Society for Mining, Metallurgical, & Exploration (i.e. the cross sectional method in the SME Mining Engineering Handbook, Volume 1, pages 352 and 353), Mr. Martin determined the drilling indicates the presence of about 8.8 million cubic yards of gravel running about 0.0246 ounces of gold per cubic yard. The extraction of this mineralized material would require the removal of about 10 million yards of barren gravels. We note that this is not an SEC Industry Guide 7 compliant reserve. He then concludes that the gold-bearing gravels on Little Squaw Creek may contain about 216,600 ounces of potentially recoverable gold that might be extractable at a cash cost of $503 per ounce and a full cost, including capital amortization, of $750 per ounce. His conceptual economic study examines an open-pit mine plan that would begin with production at 30,000 ounces of gold per year and yield an average of 19,000 ounces of gold per year over an 11-year mine life. Required start-up capital is estimated at $22 million dollars with life-of-mine capital costs at $32 million. Cash flow analyses on the conceptual mine plan run at $900-per-ounce gold show a 25 percent internal rate of return on capital investment with a 3.8-year payback. Cumulative net revenues are projected to total $191 million (after transport cost deduction and refining losses), net cash flow projection totals $32 million and the net present value of cash flow projection totals $20 million using a 5% discount rate.  Mr. Martin’s report can be found on our website at www.goldrichmining.com

Engineer Martin’s conceptual economic study recommends conducting in-fill development drilling to define ore reserves, pending a positive Preliminary Feasibility Study. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size could significantly increase projections for profitable mine life while decreasing unit costs. Substantial additional sampling, drilling and geological and engineering work would have to be completed to confirm the presence of proven and probable reserves that meet SEC Industry Guide 7 criteria, and no assurance can be given that any such reserves will eventually be defined for the Little Squaw Creek alluvial gold deposit.

It is management’s opinion that Goldrich has discovered a commercially viable, industrial-scale (capable of producing +25,000 oz gold per year) alluvial gold deposit that is geologically unique to Alaska but similar to big alluvial gold deposits being mined in neighboring Siberia. We believe that this alluvial gold deposit can be streamlined into production because it does not require the use and permitting of milling and chemicals in the gold recovery process. Alaska has more than 200 operating placer mines, and has a specially designed permitting process for alluvial gold mines that expedites their operating plan approvals.

In making these statements, we do not purport to have a U.S. Securities and Exchange Industry Guide 7 compliant mineral reserve.  We do, however, believe that the quantity of mineralized material as defined in the scoping study falls within the definition of resource classifications by the Canadian Institute of Mining.

We are proceeding with more in-depth engineering studies as we prepare for the next drilling program which will be financed by a private placement offering. Should we unsuccessful in this financing effort the drilling program will of necessity be deferred until sufficient funds can be raised to fund those drilling operations.

Liquidity and Capital Resources

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties.  With the recent reported success in our determination of an alluvial gold deposit in the Little Squaw Creek drainage, we are exploring the economics of beginning a mining operation of our own to fund ongoing hard rock exploration activities and the needs of our corporation in general. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

On June 30, 2008 we had total liabilities of $1,198,886 and total assets of $2,148,719.  This compares to total liabilities of $1,296,892 and total assets of $3,245,800 on December 31, 2007.  As of June 30, 2008, the Company’s liabilities consist of $995,857 convertible debenture, net of discounts, $4,932 accrued interest, $50,000 for environmental clean up, $46,200 for accrued liabilities, and $101,897 in outstanding accounts payable.  The decrease in liabilities compared to December 31, 2007 was due to a decrease in accounts payable as exploration activities consummated in the end of 2007 were paid for in 2008 in conjunction with a significant reduction in spending in 2008 as we scaled back exploration activities commensurate with available cash funding.  The decrease was somewhat offset by an increase in the convertible debenture resulting from the continuing amortization of discounts previously recognized as the debenture moves toward maturity. The decrease in total assets was due to a decrease in cash as we paid for continuing operations of the Company during the first quarter without commensurate cash inflows from financing activities.

Our principal source of liquidity during the respective six-month period ended June 30, 2008, has been the availability of cash on hand at the beginning of 2008 and a cash infusion from a private placement of common stock and warrants. Financing activities provided cash of $582,999 from the private placement and $2,112,934 from exercises of warrants during the six-months ended June 30, 2008 and 2007, respectively.  We used cash in operating activities of $1,518,802 and $1,641,753 during the six-months ended June 30, 2008 and 2007, respectively.  Additionally, we used a total of $9,697 of cash in investing activities, largely for payments of $41,703 in mining and mineral property maintenance, offset by the release of restricted cash, during the six-months ended June 30, 2008, compared to $1,707,616 to purchase $1,030,053 of short-term investments and $677,563 to purchase equipment during the six-months ended June 30, 2007.

Results of Operations

As reported in earlier filings, with our lack of success in attracting equity or debt financing to fund 2008 exploration activities, we deferred the majority of our exploration work planned for 2008 into the future when sufficient cash could be available. Those reductions and deferrals of expenses are reflected in the decreases in most areas of 2008 expenses compared with 2007 for both the three and six months periods ended June 30.  For the 3-month period ended June 30, 2008 total operating expenses decreased $692,269 compared to the same period in 2007.  Exploration expense showed the largest decrease; to $280,893 for the 3-month period ended June 30, 2008 from $820,583 for the comparable period of 2007 for a total decrease of $539,690.  Management fees and salaries are $71,865 for the 3-month period ended June 30, 2008 compared to $194,750 for the 3-month period ended June 30, 2007 for a total decrease of $122,885. Management fees decreased for the 3-month period ended June 30, 2008 due to a non-recurrence of 2007 expense related to the issuance of shares and stock options to a new officer in 2007.  Finally, professional fees increased to $60,011 and $134,487 for the three and six-month periods ended June 30, 2008 as a result of engagement of qualified technical professionals to analyze, evaluate and report on the 2007 Chandalar drill results and formulate an on-going exploration plan for the hard rock and alluvial prospects and resources located on that property.

During the quarter ended June 30, 2008, we issued 18,000 shares of common stock to an investor relations firm for associated expense of $10,620 recorded in other general and administrative expense.  Additionally, we granted 50,000 stock options at $0.83 and 50,000 stock options at $0.59 to this firm as compensation for investor relations services.  The grant prices of both grants were measured at the closing price of our common shares on the date of grant.

Exploration and exploration-related costs for calendar 2008 are expected to be well off of the pace of calendar 2007, which totaled $3.8 million. We were unable to attract capital funding during the first quarter of 2008 sufficient to plan and execute similar significant exploration activities during 2008.  On April 8, 2008 we closed on a private placement of approximately $583,000, but this is only sufficient to maintain the critical operating activities of the Company until additional financing can be obtained. While we are continuing to take action to attract additional funding, the short window of opportunity to complete additional work during the summer exploration season at our Chandalar property has closed. Our activities there have been, and will be, limited to those that can be executed without significant supply or equipment shipments and may be limited to caretaking activities until additional funding can be obtained. Until additional funding can be secured, management has planned and initiated a spending reduction plan which will result in lower operating costs, including the disposing of the Nevada and Brazil mining properties as we continue to establish the priorities of spending in an environment of limited cash resources.

We believe that we currently have sufficient cash for company operations until approximately October 2008. To assure the continuing operations of the Company, we will need to raise additional funds through debt or identified equity sources.  We can not assure you that we will be successful at attracting capital or debt on terms acceptable to us.  We have filed a Form S-1 with the Securities and Exchange Commission on August 5, 2008 to register the shares and warrants of the April 8 private placement.

Salary Reduction and Stock Compensation

At the May 5, 2008 regular meeting of the Board of Directors authorized a temporary reduction of 50% in salary for certain managers and officers effective June 1, 2008 until our financial situation significantly improved.  In exchange, we offered shares of common stock to these affected employees and officers as compensation for their reduction in salary.  The number of shares to be issued at the end of each month would equate to the value of each person’s salary or professional fee reduction, plus 20%. These shares would be issued from the 2008 Share Incentive Plan and the number of shares would be based on the market price for the Company's stock as of the date of issuance of the shares.  A total of 78,516 shares were issued subsequent to the end of the quarter for a total of $23,555 in Exploration expense, Management fees and salaries, and Other general and administration expense.

On August 1, 2008, the Company notified three management employees that they would be laid off effective September 1, 2008 unless the Company is successful in attracting sufficient cash infusions to continue salary payments as previously scheduled.

Convertible Debenture

On November 21, 2008, the 6% Convertible Debenture in the principal amount of $1,000,000 matures.  At the inception, the debenture had a detached 2,500,000 Class A Warrant. The Debenture is convertible into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments.  The Warrant was exercised on March 8, 2007, to acquire 2,500,000 common shares at an exercise price of $0.30 per share.  The Convertible Debenture is transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common stock is sustained at or above $0.50 per share for five (5) consecutive trading days.  The holder, RAB Special Situations Fund Limited, currently holds approximately 2,577,096 shares, or approximately 7% of the outstanding shares of the Company.  Due to the 9.99% limitation, we do not have the contractual ability to convert the entire debenture into common stock, and unless additional funds can be attracted through a private placement, we will not have the cash resources to pay the remaining obligation in cash.  We have entered into discussions with the holder to extend the due date of the debenture for some period to provide for the ability to pay or convert the debenture at some future date. We can not assure you that we will be successful in negotiating extended terms for the debenture. Should we be unable to negotiate extended terms, the debenture would be in default, and the holder would have the right to convert any unpaid principal and interest into shares of our common stock, subject to the above limitation, and may pursue other remedies under the laws of the State of Washington.

On June 1, 2008, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $30,082 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 60,164 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 27, 2008.  On that date our common stock closed at $0.50 per share.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the quarter ended June 30, 2008, we issued 18,000 shares of common stock to an investor relations firm for associated expense of $10,620 recorded in Other general and administrative expense. The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Subsequent to the quarter ended June 30, 2008 we issued 78,516 shares of common stock under the 2008 Equity Incentive Plan for salaries and fees for the 3-month period ended June 30, 2008.  The associated expense of $23,555 for these shares was recognized in 3-month period ended June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Goldrich Mining Company (name changed from Little Squaw Gold Mining Company during the meeting) was held on May 5, 2008, adjourned and reconvened on May 12, 2008 Four matters were presented for a vote of shareholders. The number of shares of Common Stock of Goldrich Mining Company, the only class of voting securities of the Corporation entitled to vote at the meeting, was 36,444,112.  Such number represented the total issued and outstanding shares of the Company as of March 20, 2008, the record date established by the Board of Directors for determining shareholder eligibility to vote at the meeting. Each of the shares voting at the meeting was entitled to one vote. There were represented personally or by proxy at the Annual Meeting shareholders holding an aggregate of 25,381,800 shares of the Company's common stock, representing 69.89 percent of the total shares eligible to vote; a quorum was present. There were represented personally or by proxy at the Adjourned Annual Meeting shareholders holding an aggregate of 25,742,229 shares of the Company's common stock, representing 70.63 percent of the total shares eligible to vote.

Votes of the shareholders received and tabulated at the adjourned Annual Meeting are as follows:

A.

The Board of Directors presented to the shareholders the following eight nominees for election as Directors for a term of one year.  These person were all incumbents and represent all members of the Board of Directors. The tabulation of the votes cast is as follows:

	For	Withheld	% For
Richard R. Walters	25,601,250	11,197	99.45%
Charles G. Bigelow	25,601,250	11,197	99.45%
James K. Duff	25,601,250	11,197	99.45%
James A. Fish	25,600,250	12,197	99.45%
Kenneth S. Eickerman	25,600,750	11,697	99.45%
William Orchow	25,601,250	11,197	99.45%
William V. Schara	25,601,250	11,197	99.45%
David S. Atkinson	25,593,167	19,280	99.42%

B.

The Board of Directors presented to the shareholders a proposal to ratify the engagement of DeCoria, Maichel & Teague, P.S. as the independent registered public accounting firm to perform the 2008 Audit of the Company's consolidated financial statements.  The following is a tabulation of the votes cast:

	For	Against	Abstain
DeCoria, Maichel & Teague P.S.	25,567,184	99,054	78,990
% of shares represented	99.32%	0.37%	0.31%

C.

The Board of Directors presented a proposal to the shareholders to approve the change of name of the Company to Goldrich Mining Company.  The following is a tabulation of the votes cast on this proposal:

	For	Against	Abstain
Change of Name	23,107,366	916,264	1,717,498
% of shares represented	89.76%	3.56%	6.67%

D.

The Board of Directors presented a proposal to the shareholders to approve the 2008 Equity Incentive Plan with an increase in the share reserve to 5,400,000, including the 1,200,000 reserve of the 2003 Option Plan, resulting in an increase in the reserve of 4,200,000 shares.  The following is a tabulation of the votes cast on this proposal:

	For	Against	Abstain
2008 Equity Incentive Plan	14,544,737	1,092,841	175,301
% of shares represented	56.60%	4.25%	0.68%

Item 5.  Other Information

On August 5, subsequent to the end of the June 30 quarter, we filed a registration statement with the Securities and Exchange Commission on Form S-1 which includes all information disclosed by the Company for the three month period ended March 31, 2008, as well as disclosure of certain exploration, management and shareholder matters through the date of its filing.  Additional information and property technical reports are available on our website at www.goldrichmining.com.

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

Date:  August 14, 2008

GOLDRICH MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2008

GOLDRICH MINING COMPANY

By    /s/ Ted R.. Sharp

Ted R. Sharp, Chief Financial Officer