Form 10-Q
period 2008-09-30
GOLDRICH MINING CO
filed 2008-11-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at November 14, 2008:      38,716,126

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2008
and 2007 and from the date of inception on March 26, 1959 through September 30, 2008	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and
from the date of inception on March 26, 1959 through September 30 , 2008	5

Notes to Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4: Controls and Procedures	17

PART II – OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 4: Submission of Matters to a Vote of Security Holders	18

Item 5: Other Information	18

Item 6: Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 178,515	$ 1,483,885
Restricted cash	159	31,561
Interest receivable	-	768
Prepaid expenses	123,941	132,589
Other current assets	108,850	52,546
Deferred financing costs	7,226	39,725
Total current assets	418,691	1,741,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	761,330	898,898
Mining properties and claims	424,801	502,604
Total property, plant, equipment and mining claims	1,186,131	1,401,502

Other assets:
Other assets	101,789	103,224
Total other assets	101,789	103,224
Total assets	$ 1,706,611	$ 3,245,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 72,208	$ 251,607
Accrued liabilities – other	18,365	19,831
Deferred manager and director fees	27,085	-
Accrued interest payable	20,055	5,096
Convertible debenture, net of discounts	1,000,000	970,358
Total current liabilities	1,137,713	1,246,892

Long-term liabilities:
Accrued remediation costs	50,000	50,000
Total long-term liabilities	50,000	50,000

Total liabilities	1,187,713	1,296,892

Stockholders' equity:
Preferred stock; no par value, 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.10 par value, 200,000,000 shares authorized;
38,716,126 and 36,444,112 issued and outstanding, respectively	3,871,613	3,644,411
Additional paid-in capital	7,863,474	6,847,083
Deficit accumulated during the exploration stage	(11,216,189)	(8,542,586)
Total stockholders’ equity	518,898	1,948,908
Total liabilities and stockholders' equity	$ 1,706,611	$ 3,245,800

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Operations (unaudited)

					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2008	2007	2008	2007	2008
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	-	-	-	31,441
Total revenue	-	-	-	-	529,523

Operating Expenses:
Exploration expense	204,498	1,258,793	911,568	2,355,741	4,770,288
Management fees and salaries	184,805	64,044	327,545	313,694	1,868,977
Professional services	42,413	69,293	176,899	165,669	1,384,565
Other general and admin expense	82,712	92,441	375,157	323,181	1,425,537
Office expense	4,187	3,067	31,847	41,303	339,759
Directors' fees	4,400	900	15,900	13,400	160,475
Directors' fees - share based, (non-cash)	406,000	-	406,000	-	593,450
Mineral property maintenance	6,115	6,114	15,747	12,530	76,920
Depreciation	45,898	44,801	136,922	117,386	357,555
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss on disposal of mining properties and equipment	60	-	115,005	-	115,005
Total operating expenses	981,088	1,539,453	2,512,590	3,342,904	11,286,205

Other (income) expense:
Interest income	(75)	(32,085)	(9,051)	(149,018)	(276,892)
Interest expense and finance costs	30,115	58,874	164,402	168,009	730,737
Gain on foreign currency translation	17,786	-	5,662	-	5,662
Total other (income) expense	47,826	26,789	161,013	18,991	459,507

Net loss	$ 1,028,914	$ 1,566,242	$ 2,673,603	$ 3,361,895	$ 11,216,189

Net loss per common share	$ 0.03	$ 0.04	$ 0.07	$ 0.10	$ 1.39

Weighted average common
shares outstanding-basic	38,716,126	36,385,497	37,285,796	35,026,688	8,068,119

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (unaudited)
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$ (2,673,603)	$ (3,361,895)	$ (11,216,189)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	136,922	117,386	358,049
Loss on disposal of mining property	114,000	-	114,000
Loss on sale of equipment	945	-	4,388
Common stock, warrants, and options
issued for salaries and fees	288,510	53,500	844,661
Common stock issued for interest	30,082	29,917	151,562
Compensation expense under SFAS 123R for stock option grants	342,000	78,000	478,715
Amortization of discount on convertible
debenture for value of warrant	-	45,097	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	29,642	45,097	150,000
Amortization of deferred financing costs	32,499	32,499	122,774

Change in:
Accrued interest receivable	768	(30,478)	-
Prepaid expenses	8,648	(153,620)	(123,941)
Other assets	1,435	-	(101,789)
Other current assets	(56,304)	(96,348)	(108,850)
Accounts payable	(179,399)	129,231	72,208
Accrued liabilities – other	(1,466)	48,710	18,364
Accrued interest payable	14,959	14,959	20,055
Accrued compensation, related party	27,085	-	282,535
Accrued commission payable and other	-	(180,720)	22,073
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(1,883,277)	(3,228,665)	(8,622,635)

Cash flows from investing activities:
Purchases of short-term investments	-	(1,030,359)	-
Receipts attributable to unrecovered	-	-	-
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	60,324
Purchases of equipment, and unrecovered
promotional and exploratory costs	(297)	(691,951)	(1,140,156)
Change in restricted cash	31,402	-	(159)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(36,197)	(9,999)	(513,551)
Net cash used - investing activities	(5,092)	(1,732,309)	(966,600)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued (unaudited)

			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30 ,
	2008	2007	2008

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants net of offering cost	-	160,000	2,233,933
Proceeds from issuance of common stock, net of offering
Costs	582,999	1,972,934	6,665,044
Payments on capital lease payable		(22,061)	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	582,999	2,110,873	9,767,750

Net increase (decrease) in cash and cash equivalents	(1,305,370)	(2,850,101)	178,515

Cash and cash equivalents, beginning of period	1,483,885	4,086,897	-
Cash and cash equivalents, end of period	$ 178,515	$ 1,236,796	$ 178,515

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
Acquired through capital lease	$ -	$ -	$ 23,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

Consolidation of and Accounting for Subsidiary

During the nine-month period ended September 30, 2008, the Company implemented operation of a subsidiary in Mexico to account for expenses related to an exploration property in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation for the period then ended, with all intercompany balances and investment accounts eliminated.  The functional currency for the Mexico subsidiary is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at the period-end exchange rate, and non-monetary assets and liabilities are translated at historical rates, with income and expenses translated at the average exchange rate for the current period. All realized and unrealized transaction gains and losses have been included in the current period net loss.

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

	September 30,	September 30,
For periods ended	2008	2007

Stock options	2,315,000	515,000
Selling agent options	0	225,900
Warrants	5,133,640	4,647,807
Convertible debenture	5,000,000	5,000,000
Total possible dilution	12,448,640	10,388,707

For the periods ended September 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

At September 30, 2008, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the nine-months ended September 30, 2008.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION, CONTINUED:

New Accounting Pronouncements, Continued:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”  (“GAAP”) which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP in the United States. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

2.  GOING CONCERN:

The accompanying consolidated financial statements have been prepared under the assumption that Goldrich will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, Goldrich incurred losses and negative cash flows from operating activities for the nine months ended September 30, 2008, and at the end of the quarter did not have sufficient cash reserves to cover normal operating expenditures for the next 12 months. Goldrich also has working capital of approximately $281,000, excluding the $1,000,000 Convertible Debenture which matures on November 21, 2008.  The Company has the right to convert this debt obligation into common stock at the maturity date at a conversion price of $0.20 per share.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should Goldrich be unable to continue as a going concern.

Goldrich’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability.  Potential sources of cash, or relief of demand for cash, include a long-term extension of the Convertible Debenture, additional external debt, the sale of shares of Company stock or alternative methods such as mergers or sale of Company assets.  No assurances can be given, however, that Goldrich will be able to obtain any of these potential sources of cash.  Goldrich currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

With the extension of the Convertible Debenture and the closing of additional funding described in Subsequent Events, the Company will have sufficient cash to fund company operations until approximately April or May 2009. The cash inflow from the additional funding allows the Company to continue to pay the costs of maintaining and preserving company assets and minimal operating costs, and gives management additional time to solicit funding under hopefully improved market conditions in 2009. To assure the continuing operations of the Company, the Company will need to raise additional funds through debt or identified equity sources in 2009.

3.  RECLASSIFICATIONS:

The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein contain reclassifications of expenses and cash flows from operating activities for the period from Inception (March 26, 1959) through September 30, 2008 to conform to revisions in the Company’s financial reporting. The nature of these reclassifications was to segregate Exploration Expenses and report them as a separate item on the Statements of Operations. These reclassifications had no effect on the reported Net Loss or Loss per Share for the periods.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.  COMMITMENTS AND CONTINGENCIES:

The Company is pursuing legal action against a prior lessee/operator of our Chandalar property in which the Company claims that he and his company, Del Ackels and Gold Dust Mines, Inc., had improperly overstaked certain of the Company’s claims.  That legal action is ongoing, with a trial by jury set to begin on November 24, 2008.  The Company’s law firm has estimated that the legal fees to complete the trial may require as much as $150,000. If the Company were to be unsuccessful in its challenge, the presence of the disputed claims may affect its ability to efficiently mine the alluvial deposit, which is almost entirely on undisputed claims, but would not significantly affect the Company’s ability to continue exploration activities on the hard rock prospects on its Chandalar property.  The potential legal fees have been included in the cash requirements estimated by management.

5.  SHARE INCENTIVE PLANS:

Stock Options:

On May 5, 2008, the shareholders of the Company approved the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Little Squaw Mining Company Restated 2003 Share Incentive Plan, subject to adjustment.

On August 27, 2008, the Company issued 1,800,000 options to Directors and Officers for a total of $342,000 recorded to Management fees and salaries and Director fees. As of September 30, 2008, there were a total of 3,069,816 shares available for grant in the 2008 Plan, and 2,315,000 options exercisable and outstanding, with no unrecognized compensation cost related to unvested stock options.  There were no exercises of stock options by affiliates during the quarter ended September 30, 2008.

For the quarter ended September 30, 2008, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate

2.16%

Expected dividend yield

           --

Expected term

10 years

Expected volatility

128%

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.  SHARE INCENTIVE PLANS, CONTINUED:

Salary Reduction and Stock Compensation

The May 5, 2008 regular meeting of the Board of Directors authorized a temporary reduction of 50% in salaries for Robert Pate, Rod Blakestad, Susan Schenk and professional fees for Richard Walters effective

June 1, 2008 until the Company’s financial situation significantly improves.  In exchange, the Company would offer shares of common stock to Company employees and officers affected by the reduction as compensation for their reduction in salary.  The number of shares to be issued at the end of each month would equate to the value of each person’s salary or professional fee reduction, plus 20%. These shares would be issued from the 2008 Share Incentive Plan and the number of shares would be based on the market price for the Company's stock as of the date of issuance of the shares.  Shares totaling 295,784 were issued during the quarter ended September 30, 2008 for a total of $79,665 recognized as Exploration expense, Management fees and salaries, and Other general and administration expense.

Due to continued financial stresses on the Company, the three employees subject to the 50% stock compensation arrangement were terminated on September 1, 2008, and the Company has no further stock obligations to those persons.  Mr. Walters continued to receive 50% of his fees in stock for the balance of the quarter ended September 30, 2008, and for subsequent periods.

Stock Grants to Affiliates

There were grants of 900,000 shares of stock to Directors and Officers for $180,000 recorded to Management fees and salaries and Director fees.  These are included in the disclosure above.

6.  SUBSEQUENT EVENTS:

In November 2008, subsequent to the close of the quarter, the Company successfully negotiated a short-term extension of the maturity date of the Convertible Debenture held by RAB Special Situations Fund Limited from November 21, 2008 to February 27, 2009.  Both parties agree that it would be in their mutual best interests to negotiate a long-term extension to the $1,000,000 Convertible Debenture during the short-term extension period.

In October and November 2008, subsequent to the end of the quarter, the Company received additional cash and commitments to contribute cash, and is likely to close on approximately $175,000 to $225,000 of additional financing from existing shareholders in the form of a yet-to-close offering of convertible preferred shares of the Company’s stock. This offering is expected to close during the fourth quarter of 2008.  The issue price of convertible preferred shares is expected to be at $1 per share, with three-year conversion rights at six common shares for each convertible preferred share.  The shares will have voting rights equal to the number of underlying shares into which they are convertible and will carry a cumulative dividend rate of 5%.  The final terms of the series of preferred stock will be determined prior to closing the private placement.

In October 2008, subsequent to the close of the quarter, the Company relinquished its interests in the Marisol, Mexico property. An expense of approximately $84,000 will be recorded in the fourth quarter of 2008 as a loss on the sale or abandonment of mineral properties as a result of this relinquished property.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Name Change

Effective May 23, 2008, as approved by the shareholders in our annual shareholder meeting on May 5, 2008, the name of the Company was changed from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC).  Our Board of Directors believed that it was no longer appropriate for the Company's name to be limited by its initial, historic beginnings.  The Company's primary business purpose is locating, exploring, and developing gold mining properties of all types in multiple geographies.  We believe the new name to be more descriptive of the Company’s gold exploration business activities.

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

Due to the financial condition of the Company and its inability to obtain adequate financing, we relinquished our interests in the Broken Hills West, Nevada and Pedra de Fogo, Brazil properties on May 23, 2008 and June 3, 2008, respectively. Subsequent to the close of the September 2008 quarter, we also relinquished our interests in the Marisol, Mexico property on October 15, 2008. An expense of approximately $84,000 will be recorded in the fourth quarter of 2008 as a loss on the sale or abandonment of mineral properties as a result of this relinquished property. This leaves us with one exploration stage mineral property; our principal property in Alaska, which is referred to as the Chandalar property

Chandalar, Alaska

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

Marisol Property, Sonora State, Mexico

On August 25, 2008, we reported the drill results on the Marisol property in northern Sonora State, Mexico as reported in an 8-K filing made on August 29.  While analysis of the results showed some interesting areas of potential future exploration work, we were financially unable to pursue further activities on this property.  Lease payments to secure the property to our benefit for an additional six months were due on October 22, 2008.  Due to lack of sufficient funds to pursue all corporate priorities, we elected not to remit the next six months’ lease payments to the owners of the surface and mineral rights.  By this action, we relinquished our interests in the Marisol, Mexico property on October 15, 2008.  We had completed the reclamation of all our drill sites on the property and received a letter of environmental reclamation requirement compliance and liability release from the appropriate Mexican authority.

2008 Exploration Plans

Due to the brutal equity market conditions in the United States, Canada and around the world, we were unsuccessful in our efforts to secure sufficient financing to accomplish our planned 2008 exploration activities.  We estimated that it would have taken about five million dollars to complete our 2008 exploration plans, including drilling for our properties in Alaska and Mexico properties, and to sustain our corporation at normal activity levels. As a result, we have depleted our cash to pay for the costs of winding up the limited exploration activities undertaken during the summer of 2008.  While we continue attempts to finance the Company and its exploration programs, we cannot assure that financing may be obtained on terms acceptable to us. Until we are able to secure financing, we would have taken the necessary financial austerity measures to secure, maintain and protect our corporation and its assets until our financing efforts bear fruit.

Chandalar, Alaska

We believe that we accumulated sufficient data during the 2007 placer drilling campaign on Little Squaw Creek to establish that we have a significant and potentially commercial gold deposit discovery.  We drilled 113 holes for a total of 15,535 feet, generating 3,031 samples that were tested for alluvial gold content.  We also think that additional drilling of this placer gold deposit will be needed to set ore reserves and to expand the size of the body of mineralization.  We estimate this would take about 300 more drill holes over two years, accumulating to about 60,000 feet of drilling yielding some 11,000 more samples. We deferred all drilling plans at Chandalar for 2008 because of lack of sufficient funding. The property has effectively been put into a care and maintenance mode, although a small amount of geological work involving some geochemical sampling and trenching was done during the summer of 2008.  All exploration activities on Chandalar in future field seasons and years are contingent upon our ongoing attempts to successfully finance the Company.

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

The findings of Mr. Martin’s April report have been included in our 8-K and 10-Q filings with the SEC in recent months. We are working with Canadian market authorities to revise the report to attain acceptance as a 43-101 report, which we believe will enhance our ability to attract future investment funds or partners on the subject property, either of which may provide the funding we need to begin production or attract a joint venture partner on the alluvial deposit, attract additional investors, and/or funding from investors to renew our exploration efforts on the hard rock prospects that are considered to be the source of the alluvial deposit.  We continue to engage Mr. Martin to apply additional software modeling of the drill results and make the necessary modifications to finalize and accepted 43-101 report. Mr. Martin’s report can be found on our website at www.goldrichmining.com

Engineer Martin’s conceptual economic study recommends conducting in-fill development drilling to define ore reserves, pending a positive Preliminary Feasibility Study. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size could significantly increase projections for profitable mine life while decreasing unit costs. Substantial additional sampling, drilling and geological and engineering work would have to be completed to confirm the presence of proven and probable reserves that meet SEC Industry Guide 7 criteria, and no assurance can be given that any such reserves will eventually be defined for the Little Squaw Creek alluvial gold deposit.

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

Liquidity and Capital Resources

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties.

The Company currently requires additional cash to sustain existing operations and to meet current obligations and ongoing capital requirements.  The Notes to our unaudited consolidated financial statements for the period ended September 30, 2008 contain a “going concern” disclosure in which we express doubt about our ability to continue in business. We have been successful in negotiating a short-term extension of the maturity date of the Convertible Debenture held by RAB Special Situations Fund Limited from November 21, 2008 to February 27, 2009.  Both parties agree that it would be in our mutual best interests to negotiate a long-term extension to the $1,000,000 Convertible Debenture during the short-term extension period.

Subsequent to the end of the quarter, we received additional cash and commitments, and are likely to close on approximately $175,000 to $225,000 of additional financing from existing shareholders in the form of an offering of convertible preferred shares of the Company’s stock during the fourth quarter of 2008.  The issue price of convertible preferred shares is expected to be at $1 per share, with three-year conversion rights at six common shares for each convertible preferred share.  The shares will have voting rights equal to the number of underlying shares into which they are convertible and will carry a cumulative dividend rate of 5%.  The final terms of the series of preferred stock will be determined prior to closing the private placement.

We believe that, with the closing of the additional funding noted above, we will have sufficient cash to fund company operations until approximately March or April 2009. The cash inflow allows the Company to continue to pay the costs of maintaining and preserving company assets and minimal operating costs, and gives us additional time to solicit funding under hopefully improved market conditions in 2009. To assure the continuing operations of the Company, we will need to raise additional funds through debt or identified equity sources in 2009.  We cannot assure you that we will be successful at attracting capital or debt on terms acceptable to us or current stakeholders.

The current equity market conditions in the United States, Canada and in the broader international markets have precluded us from accomplishing our financing objectives for 2008. As a result we have depleted our cash reserves to levels that no longer support our normal business activities for the long term.  We have insufficient cash to support normal business activities beyond the necessary caretaker and asset preservation requirements. Effective September 1, 2008, we terminated all employees except those required to oversee physical assets at our Chandalar property until the winter snows could provide a certain level of access protection.  At this writing, we have no employees and no available cash to execute on any exploration plans.

With the recent reported determination of an alluvial gold deposit in the Little Squaw Creek drainage, we are exploring the economics of formation of mining joint ventures with senior mining company partners or investor groups on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

We have previously reported the status of a legal action against a prior lessee/operator of our Chandalar property in which we claim that he and his company, Del Ackels and Gold Dust Mines, Inc., had improperly overstaked certain of our claims.  That legal action is ongoing, with a trial by jury set to begin on November 24, 2008.  Our law firm has estimated that the legal fees to complete the trial if it occupies the full time allotted for it will require approximately $150,000. If we were to be unsuccessful in our challenge, we believe that the presence of the disputed claims may affect our ability to efficiently mine the alluvial deposit, which is almost entirely on undisputed claims, but would not significantly affect our ability to continue exploration activities on the hard rock prospects on our Chandalar property.  The potential legal fees have been included in the cash requirements estimated by management above.

On September 30, 2008 we had total liabilities of $1,187,713 and total assets of $1,706,611.  This compares to total liabilities of $1,296,892 and total assets of $3,245,800 on December 31, 2007.  As of September 30, 2008,

the Company’s liabilities consist of $1,000,000 convertible debenture, $20,055 accrued interest, $50,000 for environmental cleanup, $18,365 for accrued liabilities, $72,208 in outstanding accounts payable and $27,085 and in deferred manager and director fees.  The decrease in liabilities compared to December 31, 2007 was due to a decrease in accounts payable as exploration activities consummated in the end of 2007 were paid for in 2008 in conjunction with a significant reduction in spending in 2008 as we scaled back exploration activities commensurate with available cash funding.  The decrease was somewhat offset by an increase in the convertible debenture resulting from the continuing amortization of discounts previously recognized as the debenture moves toward maturity. The decrease in total assets was due to a decrease in cash as we paid for continuing operations of the Company during the nine-month period without commensurate cash inflows from financing activities.

Our principal source of liquidity during the nine-month period ended September 30, 2008, was the availability of cash on hand at the beginning of 2008 and a cash infusion from a private placement of common stock and warrants during the nine-month period. Financing activities provided cash of $582,999 from the private placement and $2,110,873 from exercises of warrants during the nine-month periods ended September 30, 2008 and 2007, respectively.  We used cash in operating activities of $1,883,277 and $3,228,665 during the nine months ended September 30, 2008 and 2007, respectively.  Additionally, we used a total of $5,092 of cash in investing activities, largely for payments of $36,197 in mining and mineral properties, offset by the release of restricted cash, during the nine months ended September 30, 2008, compared to $1,732,309 to purchase $1,030,053 of short-term investments, $9,999 to acquire or stake additional mining claims and $691,951 to purchase equipment during the nine months ended September 30, 2007.

Results of Operations

As reported in earlier filings, with our lack of success in attracting equity or debt financing to fund 2008 exploration activities, we deferred the majority of our exploration work planned for 2008 into the future when sufficient cash could be available. Those reductions and deferrals of expenses are reflected in the decreases in most areas of 2008 expenses compared with 2007 for both the three and nine-month periods ended September 30.  For the three-month period ended September 30, 2008 total operating expenses decreased $558,365 compared to the same period in 2007.  Exploration expense showed the largest decrease; to $204,498 for the three-month period ended September 30, 2008 from $1,258,793 for the comparable period of 2007 for a total decrease of $1,054,295. This decrease is a result of our reduced exploration activities in 2008 when compared with 2007. Management fees and salaries are $184,805 for the three-month period ended September 30, 2008 compared to $64,044 for the three-month period ended September 30, 2007 for a total increase of $120,761. Management fees increased for the three-month period ended September 30, 2008 due to expenses related to the issuance of shares and stock options to the President and CFO during the quarter.  Share-based Directors’ fees were $406,000 in the most recent quarter as a result of issuance of shares and stock options to directors of the Company. No similar issuances to officers or directors were made in the previous 6 months of 2008 or in any of 2007. Finally, professional fees decreased to $42,413 for the three-month period and increased to $176,899 for the nine-month period ended September 30, 2008 as a result of engagement of qualified technical professionals to analyze, evaluate and report on the 2007 Chandalar drill results and formulate an on-going exploration plan for the hard rock and alluvial prospects and resources located on that property.

Salary Reduction and Stock Compensation

At the May 5, 2008 regular meeting of the Board of Directors authorized a temporary reduction of 50% in salary for certain managers and officers effective June 1, 2008 until our financial situation significantly improved.  In exchange, we offered shares of common stock to these affected employees and officers as compensation for their reduction in salary.  The number of shares to be issued at the end of each month would equate to the value of each person’s salary or professional fee reduction, plus 20%. These shares would be issued from the 2008 Share Incentive Plan and the number of shares would be based on the market price for the Company's stock as of the date of issuance of the shares. Shares totaling 295,784 were issued during the quarter ended September 30, 2008 for a total of $79,665 in Exploration expense, Management fees and salaries, and Other general and administration expense.

Due to continued financial stresses on the Company, the three employees subject to the 50% stock compensation arrangement were terminated on September 1, 2008, and the Company has no further stock obligations to those persons.  Mr. Walters continued to receive 50% of his fees in stock for the balance of the quarter ended September 30, 2008, and for subsequent periods.

Convertible Debenture

On November 21, 2008, the 6% Convertible Debenture in the principal amount of $1,000,000 matures.  At the inception, the debenture had a detached 2,500,000 Class A Warrant. The Debenture is convertible into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments.  The Warrant was exercised on March 8, 2007, to acquire 2,500,000 common shares at an exercise price of $0.30 per share.  The Convertible Debenture is transferable. The 6% Convertible Debenture contains a mandatory conversion provision which grants us, at our option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of our common stock is sustained at or above $0.50 per share for five (5) consecutive trading days.  The holder, RAB Special Situations Fund Limited, currently holds approximately 2,577,096 shares, or approximately 7% of the outstanding shares of the Company.  We will not have the cash resources to pay the remaining obligation in cash at the maturity date. However, at the maturity date, we have the contractual ability to convert the entire debenture and accrued interest into common stock.  In negotiations with the holder, we do not believe it is in the Companies best interest to force conversion and issue the estimated additional 5,300,000 shares of stock required by the conversion of the principal and interest balances, given current market conditions. We have been successful in negotiating a short-term extension of the maturity date of the Convertible Debenture from November 21, 2008 to February 27, 2009.  Both parties agree that it would be in our mutual best interests to negotiate a long-term extension to the $1,000,000 Convertible Debenture during the short-term extension period.  We cannot assure you that we will be successful in negotiating extended terms for the debenture on terms acceptable to us.

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

Date:  November 14, 2008

GOLDRICH MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2008

GOLDRICH MINING COMPANY

By    /s/ Ted R.. Sharp

Ted R. Sharp, Chief Financial Officer