Form 10-K
period 2008-12-31
GOLDRICH MINING CO
filed 2009-04-03
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Goldrich Mining Company

(Exact Name of Registrant as specified in its charter)

ALASKA	001-06412	91-0742812
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3412 S. Lincoln Drive, Spokane WA	99203-1650
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                            (509) 624-5831

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12 (g) of the Act:       Common stock, Par Value $0.10

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[  ] Yes   [X] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,795,128 as of June 30, 2008, based on the last sales price of $0.30 per share of the Company’s common stock on the National Association of Securities Dealers OTCBB.

State the number of shares outstanding of each of the issuer’s classes of common equity: 44,219,713 shares of common stock as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Not Applicable.

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

SCHIST: A metamorphic rock that occurs in thin layers and can be readily split or cleaved because of having a foliated or parallel structure.

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

GOLDRICH MINING COMPANY

FORM 10-K

December 31, 2008

TABLE OF CONTENTS

PART I

7

ITEM 1. BUSINESS

7

ITEM 1A.  RISK FACTORS

16

ITEM 1B  UNRESOLVED STAFF COMMENTS

25

ITEM 2.  DESCRIPTION OF PROPERTIES

26

ITEM 3.  LEGAL PROCEEDINGS

55

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

57

PART II

57

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

57

ITEM 6.  SELECTED FINANCIAL DATA

59

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITION AND RESULTS OF OPERATION

59

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

65

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

64

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

95

ITEM 9A(T).  CONTROLS AND PROCEDURES

95

ITEM 9B.  OTHER INFORMATION

95

PART III

96

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE

GOVERNANCE

96

ITEM 11.  EXECUTIVE COMPENSATION

101

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

106

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

109

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

109

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

110

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Anlaysis of Results of Operation or Plan of Operation” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PART I

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our”refer to Goldrich Mining Company.

ITEM 1. BUSINESS

Overview

We, Goldrich Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Goldrich is an exploration-stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). We are primarily an exploration stage company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, we believe that the payback to stakeholders for successful exploration is normally greatest during the discovery phase of an exploration program.

Effective May 23, 2008, as approved by the shareholders in our annual shareholder meeting on May 5, 2008, the name of the Company was changed from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC).  Our Board of Directors believed that it was no longer appropriate for the Company's name to be limited by its initial, historic beginnings.  Our primary business purpose is locating, exploring, and developing gold mining properties of all types in multiple geographies.  We believe the new name to be more descriptive of the Company’s gold exploration business activities.

Incorporated in Alaska on March 26, 1959 originally as Little Squaw Mining Company, then amended in 1977 to Little Squaw Gold Mining Company, and publicly traded since October 9, 1970, Goldrich controls the Chandalar gold mining district in Alaska. Our executive offices are located at 3412 S. Lincoln Dr., Spokane, WA 99203, and our phone number there is (509) 624-5831.

We are an Exploration Stage company.   Our only mineral property at this time is the Chandalar property, located in northen Alaska. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company.  Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.   Although there is a history of past lode and placer production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.   The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time; however, our 2007 drilling program on an alluvial gold has indicated the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold at this writing.  While sufficient data has not yet been obtained to produce an SEC Industry Form 7 compliant reserve, we believe that sufficient data has been collected, for example, to complete a Canadian National Instrument 43-101 or similar report on this alluvial deposit. A great deal of further work is required on our properties before a final determination as to the economic and legal feasibility of a mining venture on any of them can be made.  There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar.  We cannot assure you that funds expended on our properties will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our Chandalar, Alaska property or other properties we may acquire, and then either joint venture or sell the properties to qualified major mining companies. Under certain circumstances, we may choose to develop a mineral deposit discovery. We intend to focus our activities only on projects and deposits where the principal economic value lies in gold mineralzation.

As a result of our favorable drill results described below on the alluvial gold deposits on our Chandalar property, we are currently evaluating the potential of beginning an extraction program that may generate significant revenues and cash flow beginning as early as summer of 2012. We do not intend to conduct hard rock mining operations on our own account at this time.

Conducting mining operations on our own account is a secondary objective at this time.  An alluvial gold mining operation could be implemented in order to finance the continuing hard rock exploration activities to locate what we believe to be a larger hard rock gold deposit higher in the terrain that is the source of the alluvial deposit.

Our sole exploration property is in Alaska and is referred to as the Chandalar property.  We are in a cash conservation mode, and are focused on preservation of the integrity of our Chandalar mineral holdings pending a corporate cash infusion.  Contingent on the success of a private placement, or PIPE offering currently in progress, our focus during 2009 will be continued exploration drilling of our Chandalar property.

In years past, we searched for gold properties elsewhere in Alaska, in other states and in other countries in the Americas. We limited our searches to places where we believe the political risk is reasonable, that have well established mining codes, and where we believe the local operating environment is conducive to sustainable development. We do not engaged in any form of greenfield exploration or regional reconnaissance programs in our quest for new gold properties. Instead, we identify available properties owned by others where the presence of gold or gold drilling targets has already been established, then, at such times as the company is properly financed, proceed with detailed geologic examinations and title due diligences before entering into mining agreements on those

properties.   In August of 2006, we acquired the Broken Hills West gold property in Nevada.  Then in March 2007, we acquired the Pedra de Fogo property in Goias Province in Brazil and in November of 2007, we acquired the Marisol gold exploration property in northern Sonora State, Mexico.   We relinquished all of these properties over the course of 2008 in a move to conserve our cash.  Ultimately, we intend to continue attempts to grow the company through mineral property acquisitions within in the Americas, but we may act on targets of opportunity any place in the world where we deem the risk/reward ratio acceptable.

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

In 1972 and 1976, we acquired all of the unpatented and patented federal lode mining claims in the Chandalar district except for seven unpatented federal lode mining claims held by the Anderson Partnership. The patented federal claims are fee simple land. In 1978, we acquired all of the unpatented federal placer mining claims in the Chandalar district.  In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the unpatented federal lode and placer mining claims were converted to State of Alaska Traditional mining claims, including the seven claims of the Anderson Partnership. Unlike the federal government, the State of Alaska does not distinguish between lode and placer mining claims and accordingly all state claims are treated the same under the state’s mining statutes.  During 2003, we purchased the seven Traditional mining claims from the Anderson Partnership for $35,000.  In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims, in 2004 we staked another eight 160-acre MTRSC claims, in 2005 we staked one more 160-acre MTRSC claim, and in 2006 we staked five more 160-acre MTRSC claims which were subsequently dropped after being evaluated in 2007, with two more 160-acre MTRSC claims staked in 2007, and twelve more 160-acre MTRSC claims plus two 40-acre MTRSC claims in 2008,  thereby increasing our Chandalar property to its present size of about 17,100 acres.

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of gold from placer operations. We estimate that at least another 468 ounces of gold were produced by a lessee between 2004 and 2007 that was not reported to us. All production of native (or raw) gold on the property has been previously reported as 848 fineness (1,000 fine is pure gold); however, recent analyses of ten test samples we submitted to a certified laboratory has determined the gold purity to average 88.26 fine in Little Squaw Creek where all the samples came from.  This raw gold is a natural alloy containing about 88.3% gold, 6.8% silver, 0.4% iron and a mix of other metallic element impurities.

The unpatented claims are located on property that was formerly all owned by the federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska.  By that date we had converted all previously held unpatented federal mining claims into unpatented state mining claims.

In November of 1989 and May of 1990 we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our placer mining interests located on the Big Creek, St. Mary's Creek,

Little Squaw Creek, Big Squaw Creek, and Tobin Creek.  The lease provided for annual advance rentals of $7,500 per creek drainage mined plus a ten percent (10%) royalty of all raw placer gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. our former management), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.  During 1998 and 1999, Gold Dust’s placer mining lease was limited to Big Creek and its tributary, St. Mary’s Creek. There was no mining conducted in 2000, 2001, 2002 or 2003.  Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee on the creek drainage it mined and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid.  In February 2000, the owners of Gold Dust, Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust’s obligations to us) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. We questioned in a recent civil we brought against Gold Dust and the Ackels whether or not the Ackels’ bankruptcy discharged Gold Dust of its obligations to pay Goldrich. Our mining lease with Gold Dust was the sole asset of Gold Dust. See Item 3 containing the Legal Proceedings section of this document.

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

We allowed some of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. That financial crisis was precipitated by the failure of Gold Dust Mines to make its 1999 annual mining lease payment to us and their failure to have paid the annual state mining claim rental on the claims covered by the mining lease. The individuals who own Gold Dust Mines, Inc. (Mr. & Mrs. Delmer Ackels) continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002 on the basis of a verbal agreement between our former management and Gold Dust to extend its mining lease.   The existence of this extension of the lease was later contested by Gold Dust in civil court proceedings whereby a trial jury determined in favor of Goldrich that the lease had been extended by the course of conduct of the parties from October, 1999 to October, 2003 (See the “Legal Proceedings” section of this document). Consequently, 20 claims the Ackels staked in this interim were awarded to us. The jury verdict is currently subject to a Final Ruling by the court to be issued in the coming months. The Ackels have the right to contest the pending Final Ruling in the Alaska Supreme Court.  See Item 3 containing the Legal Proceedings section of this document.

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

In 2003, Goldrich Mining Company came under new control, with Richard R. Walters taking over as our President.  Since then, new board members have been elected and a new management team has been assembled.  We believe the makeup of the Board of Directors and management provides us with operational strength a and competitive edge in the industry. Our board members cumulatively have hundreds of years combined experience in the mining industry, and our management team, which has been recently cut back during the current economic downturn, has great depth of experience.

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

In 2004 we also commissioned a remote sensing technical study of the Chandalar district by an independent contractor, BlueMap Geomatics Ltd. located in Vancouver, British Columbia, who studied high altitude air photography available for the region.  The purpose of the study was to identify geological structures that may be associated with gold occurrences in a schist belt containing greenstones. Numerous geological features, mostly linear and curvilinear, were identified. Major linears, especially where they may form a regional rift, are an excellent exploration tool in the search for gold. The principal recommendation was to make field examinations of known gold occurrences in relation to the linears and other structural features identified by the study.  The report is titled “Structural and Lithological Features observed from Air Photo Mosaic, Little Squaw Gold Mining Project, Chandalar, Alaska, USA” August 8, 2004 by James A. Turner, Professional Geologist.

A field program to follow up on the work recommended by Pacific Rim was completed during the 2004 summer field season by James C. Barker, an independent Certified Professional Geologist licensed to practice in Alaska and under contract to us.  Mr. Barker was one of the two co-authors of the Pacific Rim report.  The 2004 field work and subsequent data analyses and reporting was completed at a cost of about $77,000. A detailed technical description of the activity and results are contained in a December 20, 2004 report by Mr. Barker titled “Summary of Field Investigations 2004”.

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

During 2004 we staked additional claims at Chandalar and completed a two-phase summer field program, conducted by Mr. Barker, under contract, on our Chandalar property.  The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets.  Several prospects of previously unevaluated or unknown gold mineralization were found.

During 2005 we completed a modest prospecting and geologic mapping program on Chandalar, which was limited by our lack of funds. That work was again successful in identifying additional gold prospects within our claim block, and also in developing specific drilling targets on several of the prospects.

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

During early 2006, we acquired sufficient funds to undertake a substantial exploration program on the Chandalar property.  On January 10, 2006, we entered into a consulting contract with Mr. Barker designating him as the Project Manager for the 2006 Chandalar exploration program.  During the 2006 summer field season, a geological contractor made a 1:20,000 scale geologic map of the Chandalar district, and we drilled 39 reverse circulation drill holes for 7,763 feet on nine of some thirty gold prospects within our Chandalar claim block. In the process, several miles of old roads were repaired and three miles of new roads were constructed. We established a semi-permanent exploration base camp (Mello Bench camp) capable of housing 20 people, and accomplished environmental clean ups of two abandoned mining camp sites that predate our management takeover in 2003. Major capital items purchased were a mid-sized excavator, a small tractor, a pick-up truck and twelve ATVs. Our project expenses, including capital equipment was about $1.765 million. A detailed technical description of the activity and results are contained in a March 15, 2007 report by Mr. Barker titled  “Chandalar Mining District, A Report of Findings and Recommendations for 2006”.  Additionally, Thomas K. Bundtzen reported to us on the 2006 geologic mapping program of the mining district in a January 23, 2007 report titled “Geology of the Chandalar Mining District, East Central Brooks Range, Northern Alaska”.

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

The bigger success came as a result of the reverse circulation drilling program conducted on the Little Squaw Creek drainage.  A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent contractor, Metallogeny Inc., to conduct all sampling in our drilling program, complete all drill sample gold recovery, or valuation, and report the results of their work. Metallogeny was also charged with the drill sample security. An analysis of the results and resource calculations for a body of mineralized material that was discovered by the drilling are currently being done. The Chandalar project cost for 2007 totaled $2,468,475.

It took until March of 2008 for Metallogeny to complete the analytical processing of the 3,031 drill samples and report the final results of the samples gold contents. These results and a full account of the 2007 field work are presented in two reports: “Evaluation of the Chandalar, Alaska Mining Property” dated May 5, 2008 by J. C. Barker, R. B. Murray and J. O. Keener, and  “Follow-up 2007 Geologic Mapping, Structural Analysis, and Evaluation of Gold Deposits in Chandalar Mining District, Northern Alaska”, December 31, 2007 by Thomas K. Bundtzen. An internal memorandum by independent consultant Paul Martin, Professional Engineer, was also produced which addresses the amount of mineralized material in of our Little Squaw Creek alluvial gold deposit discovery. The Chandalar project cost for 2008 totals $507,544.

All of the above mentioned reports with the exception of the 2004 report by Mr. Turner can be accessed on our website at goldrichmining.com. Mr. Turner’s report can by obtained by making a request to us.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential.  We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us.  In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel.  Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a lessee of the property, has overstaked four of our Traditional state mining claims in his own name.  We have filed a civil suit to clear title to those claims,), and also take possession of 29 other claims he staked on a creek covered by his mining lease.  See Item 3 containing the Legal Proceedings section of this document.

Employees

On September 1, 2008, due to the inability to attract sufficient additional financing, we terminated our three full-time management employees, being the Vice President of Operations, Vice President of Exploration and Manager of Investor Relations.  We continue to have employees who act as caretakers of the camp and equipment on the Chandalar project to protect company assets during seasonal transition periods when the camp is not inhabited by company contractors, consultants or authorized representatives.  At December 31, 2008, we had no caretakers on site because the winter season precludes access to the camp by third parties. If we are successful in raising additional cash, we may re-employ members of our management staff.  On a seasonal basis, we may add additional employees or contract resources to advance our exploration plans.  We rely on consulting contracts for some of our management and administrative personnel needs, including the persons who act as our President/Chief Executive Officer and Chief Financial Officer.  Our Chief Financial Officer’s contract was renewed by the compensation committee of our Board of Directors on December 31, 2008 and is currently set to expire on December 31, 2009.  On January 7, 2009, the Board approved retention of the 2008 contract pricing into the renewed 2009 agreement, which expires on December 31, 2009, with the added ability of Mr. Walters to take a portion of his compensation in stock, due to the limited cash resources of Company.  We have no part-time or full-time employees at this time.

Seasons

We conduct exploration activities at Chandalar between late Spring and early Autumn. Access during winter months is limited to a winter snow trail, snowmobile and ski-plane. Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60 to 80° Fahrenheit.  Freezing temperatures return in late August and freeze-up typically occurs by early October.  Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods.  Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow.  Winter snow accumulations are modest. The area is essentially an arctic desert.

Regulation

Our mineral exploration activities in the United States and in other countries are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, land use, ,water use, land claims of local people and other matters involving environmental protection and taxation.  New rules and regulations may be enacted or existing rules and regulations may be applied in a manner which could limit or curtail exploration at our property.  The economics of any potential mining operation on our properties would be particularly sensitive to changes in the State of Alaska's tax regimes. It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated mining claim rental beginning at $0.50/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All new mining operations are exempt from the mining license tax for 3 ½ years after production begins. This generally favorable state tax regime could be reduced or eliminated.  Such an event could materially hinder our ability to finance the future exploitation of any gold deposit we might prove-up at Chandalar, or elsewhere on State of Alaska lands. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.

Environmental Risks

We are subject to a variety of federal, state and local statutes, rules and regulations in connection with our exploration activities, particularly in the United States where our only mineral property is located.  We are required to obtain various governmental permits to conduct exploration at and development of our property. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, state and local agencies.  The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.  The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and property in that we may not be able to proceed with our exploration programs. Compliance with statutory environmental quality requirements may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities.  Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities.  As a result of these matters, our operations could be suspended or cease entirely.

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

Our Chandalar property contains an inactive small mining mill site on Tobin Creek with tailings impoundments, last used in 1983.  The mill was capable of processing 100 tons of ore per day.  A grand total of 11,918 tons were put through the mill, and into two small adjacent tailings impoundments.  A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “Alaska D.E.C.”) to the Alaska Division of Mining of the Department of Natural Resources (the “Alaska D.N.R.”)states: “Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990.  We subsequently reclaimed the tailings impoundments, and expect that no further remedial action will be required.  Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.

Concerning a related matter, in 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury.  In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it to consists of approximately 160 cubic yards of earthen material that could be cleansed by proceeding it through a simple gravity washing plant.  This plan was subsequently approved by the state.  In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site.  There has been no correspondence with the Alaska.D.E.C. regarding this matter in recent years, and we are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done.  During 2008, our employees took a suite of samples at the contamination site to check the readings taken in 1990 or prior.  The results of this sampling re-confirm the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred.  An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed.  At December 31, 2008 we have accured a cash cost of $50,000 in our financial statement liabilites to remediate the site.

Title to Properties

We hold certain interests in our Chandalar property in the form of State of Alaska unpatented mining claims.   Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. There are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims and possible conflicts with other claims are not always determinable from descriptions contained in them.   The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600.

The validity of an Alaska state unpatented mining claim depends on (1) the claim having been located on state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work.  In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim.  We are diligently working and are in actual possession of all our claims at Chandalar.  Although we have no cause to believe so, the unpatented state mining claims we own or control may be invalid or the title to those claims may not be free from defects,   Our claims may be contested by the Alaska state government or challenged by third parties, which in the case of a few claims it has been by Gold Dust Mines, Inc. (see description below). We have attempted to acquire and maintain satisfactory title to our Chandalar mining property, but we do not normally obtain title opinions on our properties in the ordinary course of business, with the attendant risk that title to some or all segments our Chandalar property, particularly title to the State of Alaska unpatented mining claims, may be defective.

An important part of our Chandalar property is patented federal mining claims owned by us, except for a 2% mineral reservation held by our former management. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty.  We hold an option to purchase that 2% royalty for $250,000 cash on or before June 23, 2013.

The locator of a mining claim on land belonging to the State of Alaska does not have an option to patent the claim. Instead, rights to deposits of minerals on Alaska state land that is open to claim staking may be acquired by discovery, location and recording as prescribed in Alaska state statutes, as previously noted.  The locator has the exclusive right of possession and extraction of the minerals in or on the claim, subject to state statutes governing mining claims.  We are not in default of any annual assessment work filing or annual claim rental payment required by the state of Alaska to keep our title to the mining rights at Chandalar in good standing.

In December 2008, we received favorable jury verdicts  from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, who are former lesees of the Chandalar property.  Additionaly, the court made several rulings during the trial that were also favorable to us.  Most significantly, the court quieted title in our favor on all 4 contested state mining claims.  In addition, the jury affirmed that our claims were valid and also awarded us quiet title to 4 additional claims on Little Squaw Creek and 17 claims on upper Big Creek.  The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims.

The case is now in the post-trial motions phase, and the court has not yet issued its final Findings of Fact and jury  or its Final Judgment.  These proceedings could take several months. In this case, it is ultimately the judge who presided over the trial that will render the final decisions on our legal complaints against Gold Dust and the Ackels.  If the Final Ruling follows the jury’s findings, the defendant will be effectively evicted from the mining district and control of a mining camp to which we hold title will have been returned to us.  The defeandant has the right to appeal the court’s Final Ruling to the Alaska Supreme Court.

At this point, we believe a significantly unfavorable outcome is not probable.  We expect the court’s Final Ruling will remove the risk of a potential disruption to our exploration program; as our base exploration camp is on one of the contested claims.  Our ability to exploit our other claims in the district will be strengthened as a result of a successful defense of title to all of our claims.

 A complete discussion of the complaint we filed against Mr. Ackels and his company, Gold Dust Mines, Inc., appears in Item 3 containing the Legal Proceedings section of this document.

Taxes Pertaining to Mining

Alaska has a tax and regulatory policy that is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States.  The mining taxation regimes in Alaska has been stable for many years. There is always discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures.  Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.  Although management has no reason to believe that new mining taxation laws which could adversely impact our Chandalar property will materialize, such event could and may happen in the future.

The economics of any potential mining operation on our Chandalar property would be particularly sensitive to changes in the State of Alaska's tax regimes.   At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated mining claim rental beginning at $0.50/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All new mining operations are exempt from the mining license tax for 3 1/2 years after production begins.

ITEM 1A.  RISK FACTORS

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related to Our Operations

We have no proven or probable reserves on our Chandalar property and we may never identify any commercially exploitable mineralization.

We have no probable or proven reserves, as defined in SEC Industry Guide 7, on our Chandalar gold exploration property. On April 20, 2008, the Company received a report by an independent mining engineer of a conceptual economic scoping study on its alluvial gold deposit discovery in the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property.  The study’s conclusion says that continued drilling exploration and mineral engineering studies of the gold-bearing gravels on Little Squaw Creek to determine the economic viability of mining them is justified We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase the postulated mine life and lower projected unit costs. The results of such additional drilling might then enable us to establish proven and probable reserves as defined in SEC Industry Guide 7.

The scoping study was done by an independent licensed mining engineer experienced in the operation of Alaskan alluvial gold mines. The results of the study are based on data from 100 drill holes and were made using the cross sectional resource calculation method that is described in detail in the Society for Mining, Metallurgy, and Exploration, Inc. (SME) Mining Engineering Handbook.

The Company does not purport to have a U.S. Securities and Exchange Commission (SEC) Industry Guide 7 compliant mineral reserve.  It does, however, believe that a quantity of mineralized material as been defined by the drilling.

We have no history of commercial production.

Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. There, recorded historical production since 1904 totals 83,987 ounces of gold (not all of the gold production has been recorded). Between 1979 and 1999 we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of gold mined by our placer miner lessees. Between 1970 and 1983 combined lode production from our operations and those of our lessees was 9,039 ounces of gold from 11,819 tons.  These operations were economically marginal and did not yield profits of any significance to us. We currently have no commercial placer or lode production operation at Chandalar, and have carried on our business of exploring the property at a loss. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund our continuing operations. The establishment of or new mining operations at Chandalar will require the commitment of substantial resources toward exploration work and the completion of economic feasibility studies.  We currently do not have sufficient funds to completely explore the property nor to complete a mining feasibility study should important quantities of mineralization beyond that already known be found. We expect to incur substantial losses for the foreseeable future related to operating expenses, exploration activities and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue exploration activities.  The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control.  We may not generate any revenues or achieve profitability.

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

We may be required to raise additional capital to fund our exploration programs on the Chandalar property.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property.  We estimate that with downsizing of our current administration we currently have sufficient capital to maintain our mineral rights on the Chandalar property and our working capital requirements for the remainder of 2009; however, we have insufficient cash to support normal business activities beyond our necessary caretaker and asset preservation requirements and we will require additional financing in 2009 and beyond to fund exploration and exploitation of our properties, if warranted, to attain self-sufficient cash flows.  We expect to obtain financing by private placement offerings of debt or our equity securities similar to those by which the selling shareholders acquired their shares and under comparable terms, or by the possible exercise of outstanding warrants, the sale of a production royalty on our Chandalar property or also possibly by entering into a joint venture agreement on one or both of our properties with a senior mining company partner which could involve, in part, their purchasing our securities.  We estimate that we will require substantial additional financing thereafter, the level of which will depend on the results of our exploration work and recommendations of our management and consultants.  Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration on any or all of our properties or even a loss of property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially.  In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

Our mineralized material estimate is based on a limited amount of drilling completed to date.

The internal report of Paul L. Martin on the mineralized material estimate and data analysis for the Little Squaw Alluvial Gold Deposit on our Chandalar property is based on a limited amount of drilling completed during our 2006 and 2007 drilling programs.  These estimates have a high degree of uncertainty.  While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of mineralized materials will ever be established as proven and probable reserves.  Any mineralized material or gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

Our exploration activities may not be commercially successful.

We currently have no properties that produce gold. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs.  The focus of our current exploration plans and activities is conducting mineral exploration and deposit definition drilling at Chandalar.  The success of this gold exploration is determined in part by the following factors:

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

Actual capital costs, operating costs, production and economic returns may differ significantly from those anticipated and there are no assurances that any future development activities will result in profitable mining operations.

We do not have an operating history upon which we can base any estimates of future operating costs related to any future development of our properties.  Capital and operating costs, production and economic returns, and other estimates contained in pre-feasibility or feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs for any future development activities will not be higher than anticipated or disclosed.

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

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations at Chandalar indicate that care must be taken to ensure that proper mineral grade control is employed and that proper steps are taken to ensure that the underground mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to the mill. Mining contracts for the miners at Chandalar would include clauses addressing this issue to help ensure planned requirements are met. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties which could lead to failure of the operation.

If we make a decision to exploit our Chandalar property based on a deposit of gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world.  These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

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

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project.  Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall.  Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Title to our property may be subject to other claims.

There may be valid challenges to the title to properties we own or control which, if successful, could impair our exploration activities on them.  Title to such properties may be challenged or impugned due to unknown prior unrecorded agreements or transfers or undetected defects in titles.

A major portion of our mineral rights, represented by the Chandalar property, consist of “unpatented” lode mining claims created and maintained on  deeded state lands in accordance with the laws governing  Alaska state mining claims. We have no unpatented mining claims on federal land in the Chandalar mining district, but do have unpatented state mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of complex federal and state laws and regulations. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal and state governments.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims.

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

In December 2008, we received favorable verdicts from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels. At the conclusion of a trial by jury, we were awarded quiet title to five of our claims that had been overstaked by the defendants. In addition, we were awarded quiet title to 3 additional claims on Little Squaw Creek and 17 claims on upper Big Creek, all of which were staked by the defendant during the term of an existing lease with us. The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims. The defendant has been effectively evicted from the mining district and control of a mining camp to which we hold title has been returned to us. Our existing base of operations was situated on one of the disputed claims, and the ruling of the court removed the risk of significant disruption to our exploration program if Mr. Ackels had been successful in perfecting that claim and attempted developing it. The contested mining claims were a small portion of our Chandalar property and, while we believed them to be not material to the property’s exploration potential, our ability to exploit our other claims in the district has been strengthened as a result of the successful defense of title to all of our claims.  The results of the 20-point special verdict by the jury are subject to a final ruling by the trial judge. We expect it will be several months before publication of the Judge’s ruling. We do not expect it to materially differ from the jury’s verdicts. The defendants may appeal the final ruling to the Alaska Supreme Court. A complete discussion of the complaint we filed against Mr. Ackels and his company, Gold Dust Mines, Inc., appears in the Legal Proceedings section of this document.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, at Chandalar are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques.  Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

We depend on a single property - the Chandalar property.

Our only mineral property at this time is the Chandalar property. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company at this time.  Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.

Government regulation may adversely affect our business and planned operations.

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters in the United States.  New rules and regulations may be enacted or existing rules and regulations may be applied in a manner which could limit or curtail exploration at our two properties.  The economics of any potential mining operation on our properties would be particularly sensitive to changes in the federal and State of Alaska's tax regimes.

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

We are subject to a variety of federal, state and local statutes, rules and regulations in connection with our exploration activities, both in the United States where our property is located.  We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, state and local agencies.  The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.  The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and properties in that we may not be able to proceed with our exploration programs.

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration and mining operations.  These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain.  Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met.  In addition, all activities for which plans of operation are required will be subject to a new standard of review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

U.S. federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.  Although some mines continue to be approved in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring and mining our properties.  Compliance with statutory environmental quality requirements described above may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities.  Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities.  As a result of these matters, our operations could be suspended or cease entirely.

Title to our properties may be defective.

We hold certain interests in our properties in the form of State of Alaska unpatented mining claims.  We hold no interest in any unpatented U.S. federal mining claims. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•

The existence and sufficiency of a discovery of valuable minerals

•

Proper posting and marking of boundaries in accordance state statutes;

•

Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes

•

Whether sufficient annual assessment work has been timely and properly performed; and

•

Possible conflicts with other claims not determinable from descriptions of records.

The validity of an unpatented mining claim also depends on (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work.  In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim.  We are diligently working and are in actual possession of all our properties.  The unpatented state mining claims we own or control may be invalid, or the title to those claims may not be free from defects.  In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

Future legislation and administrative changes to the mining laws could prevent us from exploring our properties.

New Alaska state and U.S. federal laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities.   Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations.  We are at this time unaware of any proposed Alaska state or U.S. federal laws and regulations that would have an adverse impact on the future of our Chandalar property.

We do not insure against all risks.

Our insurances will not cover all the potential risks associated with our operations.  We may also be unable to maintain insurances to cover these risks at economically feasible premiums.  Insurance coverages may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurances against risks such as environmental pollution or other hazards as a result of exploration and production are not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards for which we may not be insured against or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

Our ability to operate as a going concern is in doubt.

The audit opinion and notes which accompany our consolidated financial statements for the year ended December 31, 2008, disclose a ‘going concern’ qualification to our ability to continue in business.  The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements for the year ended December 31, 2008, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2008, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. We also had working capital of approximately $185,000. These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets.  No assurances can be given, however, that we will be able to obtain any of these potential sources of cash.  We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

With the conversion of the Convertible Debenture described in the Subsequent Events note to the consolidated financial statements for the year ended December 31, 2008, we will have sufficient cash to fund our operations until approximately August of 2009. To assure our continuing operations, we will need to raise additional funds through debt or identified equity sources in 2009.

We are dependent on our key personnel.

Our success depends on our key executives: Richard R. Walters, our President, and Ted Sharp, our Chief Financial Officer.  The President and the CFO are the management personnel and the loss of their services could have a material adverse effect on us.  We have recently down-scaled our business activity for lack of funds to continue development of our property assets, and has accordingly laid off Rodney Blakestad our Vice President of Exploration, and Robert G. Pate, our Vice President of Operations and Chandalar Project Manager.  The loss of their services is not critical to sustaining the Company in its current caretaking mode.  At the point in time that we again undertake mineral exploration activities, we will need to replace these functions, either with the same personnel or with someone possessing similar skills.  Our ability to manage our mineral exploration activities at our Chandalar gold property or other locations where we may acquire mineral interests, will depend in large part on the efforts of these individuals. We may face competition for qualified personnel, and we may not be able to attract and retain such personnel.  Messrs Walters and Sharp are licensed professional independent contractors, with business management and consulting interests that are independent of the consulting agreements they currently have in place with the Company—they are not employees of the Company.

Richard R. Walters, our President, and Ted Sharp, our Chief Financial Officer, do not dedicate 100% of their time on our business.

Richard R. Walters, our President, provides services under a consulting arrangement, which permits him to provide services to other companies.  Mr. Walters also serves as a director and the Executive Vice President of Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange, with properties in Argentina.  Mr. Walters dedicates approximately 80% of his business time to Goldrich, and his duties at Marifil Mines may detract from the time Mr. Walters can spend on our business. Ted Sharp, our Chief Financial Officer, also provides services under a consulting arrangement, which permits him to provide services to other companies.  Mr. Sharp dedicates approximately 50% of his business time to Goldrich, and currently, provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp also serves part-time as Chief Financial Officer for Commodore Applied Technologies, Inc, a publicly-traded environmental solutions company and part-time as Chief Executive Officer and Chief Financial Officer of Texada Ventures, Inc, a publicly-traded company with no significant operations. Mr. Walters and Mr. Sharp often conduct business remotely by internet communication.  In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Walters and Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

Our officers and directors may have potential conflicts of interest due to their responsibilities with other entities.

The officers and directors of the Company serve as officers and/or directors of other companies in the mining industry, which may create situations where the interests of the director or officer may become conflicted. The consulting arrangements of Mr. Walters and Mr. Sharp allow them to provide services to other companies. One of our key officers, Mr. Walters, consults for other mining companies. He is an officer and director of Marifil Mines Limited, a Canadian public company listed on the Canadian Ventures Exchange, and also a director of Universal Uranium Company, a Canadian public company listed on the Canadian Ventures Exchange.   The companies to which Mr. Walters and Mr. Sharp provide services may be potential competitors with the Company at some point in the future. The directors and officers owe the Company fiduciary duties with respect to any current or future conflicts of interest.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high $0.91 and a low $0.07 during the twelve month period ended December 31, 2008.  The market price for our common stock closed at $0.065 on December 31, 2008. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration-stage companies that have often been unrelated to the operating performance of such companies.  These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of March 31, 2009, we had 44,219,713 shares of common stock issued and outstanding.  We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

1,350,000 shares of common stock issuable upon conversion of preferred shares outstanding as of March 31, 2009;

•

2,415,000 shares of common stock issuable upon vested exercise of options outstanding as of March 31, 2009; and

•

485,833 shares of common stock issuable upon exercise of warrants outstanding as of March 31, 2009.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 4,250,833 shares of common stock, and our issued and outstanding share capital would increase to 48,470,546 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  Subject to certain exceptions, a penny stock generally includes any non-NASD equity security that has a market price of less than $5.00 per share.  The market price of our common stock on the OTCBB during the period from January 1, 2007 to December 31, 2008, ranged between a high of $1.46 and a low of $0.065, and our common stock is deemed penny stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company.

ITEM 2.  PROPERTIES

Chandalar, Alaska

The Chandalar gold property is currently our only mineral property..  It is an exploration stage property.  We attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. We believe that our dominant land control eliminates the risk of finding potential ore deposits being located within competitor claims. Summarily, the scale of the Chandalar district gold quartz vein frequency and length, and the number of gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

The Chandalar district has a history of prior production, but there is no current production, except for some small-scale placer operations by an independent miner, Mr. Delmer Ackels, on inlier claims to our claim block (See in containg the Legal Proceedings section of this document).  We may begin gold production on a portion of the property known as the Little Squaw Creek drainage, where a gold deposit has been discovered and partially drilled out during our 2007 exploration work. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in neighboring Siberia.  Our discovery contrasts to others in Alaska that are commonly know as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits.  The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

We consider Alaska to be the most favorable jurisdiction in the United States for the development of mining projects.  Our Chandalar property lies within politically favorable terrain, all either being on state land or land we own.  Alaska has honored its constitution’s mandate to encourage natural resource development by assisting miners with grants, low-interest loans, road/plant construction, a three-year mining tax moratorium, and a bottom-line tax write-off of the first $20 million in exploration costs for each new mine.  The nation’s wealthiest state has no income or sales tax and distributes annual dividends to its citizens from the burgeoning $36 billion Permanent Fund (at June 30, 2008) established for its 604,000 eligible residents. Alaska’s favorable status may become tainted as recent activities by environmental groups have been promoting an agenda which would stop all mining activities within the state.  We believe that this movement will not gain traction, but such activities may point toward possible heightened scrutiny of future mining projects.

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

It is our assessment that all-weather road access into the Chandalar would dramatically enhance the economics of exploration for and development of gold deposits on our mining claims.  The state of Alaska recently obtained a right-of-way access into the Chandalar area. On April 11, 2005 the State of Alaska (the plaintiff) filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s rights-of-way for the Coldfoot to Chandalar Lake Trail.  This historic trail was originally established by miners working their Chandalar district prospects. The State of Alaska and all defendants agreed to a pre-trial settlement of the action.  The settlement was then agreed to by a U.S. District Court Judge on January 9, 2007, making it a binding final judgment. This judgment creates a permanent, sixty-foot wide public highway right-of-way for the Trail.  As is required by the judgment, the State of Alaska has already established the exact location of the route using a survey-grade Global Positioning System, and set out permanent survey markers defining the rights-of-way across the terrain..

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

A study was conducted in support of the litigation between the State of Alaska and the U.S. Department of Interior over rights-of-way on historic trails and roads originating from Section RS 2477 of the 1867 Mining Act.  A report entitled History of the Caro-Coldfoot Trail (RST 262) and the Coldfoot-Chandalar Trail (RST-9) was prepared by the Alaska Department of Natural Resources (DNR), Division of Parks and Outdoor Recreation, and Office of History and Archaeology Report Number 117, by Rolfe G. Buzzell, Ph.D., Historian.  The report is an in-depth history of mining and trail use in the Coldfoot-Caro-Chandalar areas from the 1890s to the present. It is not a copyrighted document, and the interested public can readily obtain a copy from the Company by sending a request to ir@goldrichmining.com

Geographically, the Chandalar district is situated in rugged terrain just within the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks.  The region has undergone glaciation due to multiple ice advances originating from the north and, while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation.  The district is characterized by deeply incised creek valleys that are actively down-cutting the terrain.  The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion.  Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms.  Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys.  The higher elevations are characterized by arctic tundra.

GOLDRICH MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
R 4 W
R 3 W
R 2 W
T 32 N
T 31 N
Spring Cr.
McNett Fork
Boulder Cr.
Big Squaw Cr.
Little Squaw Cr.
Woodchuck Cr.
Tobin Cr.
Squirrel Cr.
St. Mary's Cr.
McLellan Cr.
Little Cr.
Big Cr.
Exploration Camp
Mill
LITTLE SQUAW
ENEVELOE
CRYSTAL
SUMMIT
MIKADO
LEGEND
Goldrich-Patented federal mining claims and 5 acre patented mill site (Spring Creek)
Goldrich-Traditional and Quarter/Quarter Section MTRSC 40 acre state mining claims
Goldrich-Quarter Section MTRSC 160 acre state mining claims.
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by civil court jury but subject to final judgment and appeal.
Airstrip
Road
Old Mine site
Winter Trail
0 1
Mile
5 additional 40 acre MTRSC claims south of map border.
Goldrich Mining Co. 1/13/09_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60 to 80° Fahrenheit.  Freezing temperatures return in late August and freeze-up typically occurs by early October.  Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods.  Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow.  Winter snow accumulations are modest. The area is essentially an arctic desert.

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,100 acres (26.7  square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to cover most of the known gold bearing zones within an area approximately five miles by five miles. Within the claim block, we own in fee 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site.  In addition, there are twenty-seven Traditional 40-acre State of Alaska claims lying largely within a block of one-hundred-five 160-acre MTRSC claims plus two 40-acre MTRSC claims, which are all also State of Alaska claims.  The federal patented claims cover the most important of the known gold-bearing structures.  Both classes of state mining claims, totaling one-hundred-thirty-four Traditional and MTRSC claims, provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

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

In the 2006/2007 assessment year, which ended on August 31, 2007, we spent $1,742,768 on work that qualified for annual labor requirements.  Our combined excess value credit for the two classes of claims is $2,905,536, with $2,373 expiring on September 1, 2008, $8,038 expiring on September 1, 2009, $1,152,357 expiring on September 1, 2010, and $1,742,768 expiring on September 1, 2011.

In the 2007/2008 assessment year, which ended on August 31, 2008, we spent $808,035 on work that qualified for annual labor requirements.  Our combined excess value credit for the two classes of claims is $3,674,681, with

$7,711 expiring on September 1, 2009, $1,116,167 expiring on September 1, 2010, $1,742,768 expiring on September 1, 2011, and $808,035 expiring on September 1, 2012.

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

The current annual rental fee for our state mining claims is $130 for each Traditional 40-acre claim,$25 for each MTRSC 40-acre claim, and $100 for each of 41 MTRSC 160-acre claims, and $220 for each of 64 MTRSC 160-acre claims that are now over five years old.  The total annual rental obligation for the Chandalar property is currently $21,715, and the rental fees are fully paid through November 30, 2009. The amount of claim rental fee is dependent on an age bracket in which the claim falls. Our claim rental fees for 2010 will increase to $24,595.

The total current annual combined mining claims assessment work and rental holding costs for our Chandalar property is $66,615, which are included in mineral property maintenance expense and professional services expenses on our statement of operation.  The details of our mining claims holding costs are shown in Table 1.

Table 1 – 2009 Mining Claims Holding Costs
Number Of Claims	Type Of Claims	$ Rate Rent/Assess	2009 $ Rental	2009 $ Assessment
19	Traditional	130/100	2,470	1,900
7	Traditional	130/100	910	700
1	Traditional	25/55/100	55	100
64	MTRSC	100/220/400	14,800	25,600
24	MTRSC	100/220/400	2,400	9,600
3	MTRSC	100/220/400	300	1,200
2	MTRSC	100/220/400	200	800
12	MTRSC	100/220/400	1,200	4,800
2	MTRSC	25/55/100	100	200
134			$21,715	$44,900

Annual Holding Costs				$66,615

Our former management holds a mineral production royalty reservation on some mining claims within the Chandalar claim block.  It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production.  The royalty on placer gold production is an “in kind” royalty to consist of the coarsest and largest particles of all gold produced.  All of the patented federal mining claims are subject to this royalty, as are 19 of the 21 Traditional unpatented state mining claims.  The royalty is applicable to about 1,185 acres of the 17,100 acre property.  We have an option agreement to purchase the royalty for a one time cash payment of $250,000.   The option terminates on June 23, 2013, if not exercised on or before that date.

Our rights to four of our mineral claims are currently a matter of legal action against a long-term lessee, Gold Dust Mines, a private company wholly owned by Mr. & Mrs. Delmer Ackels (the Ackels) of Fairbanks, Alaska.  See Item 3 containing the Legal Proceedings section of this document for a full discussion of the history, nature and current status of this legal action.

We believe that the trespass of Gold Dust Mines and the Ackels on a tiny fraction of our stakeholder mineral rights (about one percent, or covering less than 170 acres in total) at Chandalar does not materially adversely affect our company as being a mineral exploration asset for Goldrich, nor do we believe it would adversely affect our long term operations there should we find a mineable gold deposit on our claims.  We also believe the four claims that are in conflict do not represent a significant portion of the overall mineral endowment of our Chandalar property.  We do consider, however, that any Ackels’ placer mining activities on one of our Traditional state mining claims on upper Little Squaw Creek would interfere with our district exploration operations, as that is the location of our main camp and operations support facilities.  Should the Superior Court final ruling or an appellate court find in favor of the Ackels and Gold Dust Mines, the ultimate affect on the Company’s exploration and development of its Chandalar property would not be material.  In such case, we would incur the loss of a small potential placer gold resource, and it could be temporarily detrimental to our ongoing exploration work in the sense that it would cause machinery congestion on the access roads, degradation of those roads, and also cost us an undetermined amount of time and expense in the relocation our exploration camp and supply facilities.

In December 2008, we received a favorable outcome in Alaska Superior Court to settle this civil complaint. Additionally, the court made several rulings during the trial that were also favorable to us.  Most significantly, the court quieted title in our favor to all four Contested Mining Claims.  In addition, the jury affirmed that our claims were valid and also awarded us quiet title to 4 additional claims on Little Squaw Creek and 17 claims on upper Big Creek.  The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims.

The case is now in the post-trial motions phase, and the court has not yet issued its final Findings of Fact and Conclusions of Law or its Final Judgment.  These proceedings could take several months.  In this case, it is ultimately the judge who presided over the jury trial that will render the final decisions on our legal complaints against Gold Dust and the Ackels.  If the Final Ruling follows the jury’s findings, the defendant will be effectively evicted from the mining district and control of a mining camp to which we hold title has been returned to us.  The defeandant has the right to appeal the court’s Final Ruling to the Alaska Supreme Court.

At this point, we believe a significantly unfavorable outcome is not probable.  We expect the court’s Final Ruling will remove the risk of a potential disruption to our exploration program.  Our ability to exploit our other claims in the district will be strengthened as a result of our successful defense of title to all of our claims.

Chandalar Geology

Lode gold occurs at Chandalar as high-grade quartz veins within large northwest-trending shear zones in Paleozoic (probably Devonian age) quartz-mica schists and black, often graphtic phyllites (turbidties).  We have also discovered scattered gold values disemminated in the schists. The schists evolved from rocks representing ancient sea floor sediments. We believe these rocks to be the eastern extension of the prolific Ambler Schist belt, located about 200 miles to the west along strike along the south flank of the Brooks Range. The Ambler Schist Belt is host to several world-class exhalative type or base metal volcangenic massive sulfide deposits that are enriched in gold and thought to have eminated from subsea fissures forming a continental margin rift zone in Devonian time.  We think the gold in the quartz veins at Chandalar originated in the sediments of the rift zone and has been partially re-mobilized and concentrated in the shears and and their contained quatz veins.  Our work indicates that certain schist strata may be the source of the gold in the veins. Those strata have now become one focus of our exploration attention for discovery of large tonnage low grade gold deposit.

To date more than thirty-five gold-bearing quartz veins or swarms of gold-bearing quartz veins have been identified on the property.  Our geologists classify the Chandalar gold-bearing quartz veins as sediment-hosted, orogenic, low-sulfide mesothermal deposits. The quartz veins are classified as being of mesothermal or metamorphic orogenic origin.  Mesothermal vein systems commonly have great vertical range, and at Chandalar the vertical extent of the gold mineralization is known to be in excess of 1,500 feet.  The gold-bearing quartz veins at Chandalar are typically one to six feet thick, with exceptional thicknesses of up to twelve feet in parts of the Mikado mine.  Portions of some of the veins where they display a ribbon appearance are of particularly good gold grade, often in the multi-ounce per ton range.   Some of the veins are known to be more than a thousand feet long, and occur intermittently along laterally extensive shear zones; the Mikado shear for example, has been identified over a strike length of six miles. The main area of economic concern is demonstration of good continuity of the quartz lodes and of the high-grade gold occurrences within those quartz lodes. A thick blanket of frozen soil, rock scree and talus and landslides covers an estimated 80 to 90 percent of the property, largely concealing the gold-quartz veins, making their exploration and discovery challenging.

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

2007 and 2008 Chandalar Exploration Programs

Mr. Barker, Project Technical Manager, has provided us with a series of short geologic prospect evaluation reports from which much of the information below is drawn. He is currently preparing a Canadian National Inurnment 43-101 formatted report in collaboration with J. O. Kenner and R. B. Murray that covers the 2007 hard rock and placer, (or alluvial) gold programs at Chandalar. That report will present the status of the Chandalar project and provide recommendations and budgets for moving the project forward. It will be posted on our web site when completed.

Prior to the 2007 exploration season, despite our best efforts, we were unable to secure a diamond core drill contract to execute the previously identified drill plan on the hard rock prospects.  In order to advance the hard rock exploration in both a time and cost effective manner, management revised the 2007 hard rock exploration plan to focus on other activities which could be concluded with the equipment available to us by ownership or by contract. That work has enhanced the hard-rock exploration targets, and diamond core drilling will be accomplished in the future, provided funds are available and a drilling service company can be retained.

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

We were not able to obtain sufficient funding for drilling in 2008. Because of this lack of funding, only care and maintenance of the property along with a minimal geological field program was accomplished. Prospecting work was oriented towards examination of areas where disseminated gold values in schist had been previously detected.  That involved excavation of four trenches totaling 955 feet in length, the taking of 166 rock, soil and stream sediment for assay, and the detailed geologic mapping of three prospects.  Highlights of this work were discovery of an area of mineralized schist boulders on the St. Mary’s Pass prospect where one large boulder assayed 90.8 ppm gold (2.92 ozAu/st), and a single reconnaissance soil sample taken in a meadow on the McLellan Creek prospect that assays 3.14 ppm gold (0.10 oz Au/st). The additional soil sampling results clearly define a drill target for gold disseminated in schist at the Rock Glacier prospect. Activities also included reclamation of several trenches dug inprior years, some clean up activates at the Mikado mine site, and extending the Little Squaw airstrip to 4,500 feet.

Chandalar Hard-Rock Exploration

Historical workings and records clearly indicate that gold deposits of economic significance have been mined in the past on the Chandalar property.  These workings were limited to exposed surface veins of quartz. The veins sporadically occur within large deep-seated fault structures often miles in length that cut across the property.  Over the last four field seasons we have undertaken exhaustive geological mapping and rock and soils geochemical surveys involving taking some 3,451 surface samples for assay to establish where these interesting veins may be reflecting a substantial gold deposit, perhaps with large associated zones of disseminated gold mineralization either in their enclosing schist rock formation or in similar underlying metasedimentary formations.

During the 2007 exploration season, we executed on our planned trenching program on sixteen of the now forty (five more were discovered in 2007) hard-rock gold prospects on the Company's nearly 27-square-mile claim block. All forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected and analyzed.  Forty-five trenches were dug using our excavator.  Frozen soil (permafrost) prevented penetration to bedrock in seven trenches that are being allowed to stand open until they thaw and can be sampled in a follow-up program. Three other trenches did not encounter bedrock because the soil cover was too thick. In all, 5,927 feet were accomplished, of which 4,954 feet cut into bedrock and were sampled. A total of 534 trench samples were taken continuously along the lengths of all bedrock trenches.  Ten of those trenches were subsequently reclaimed. Trenching was largely designed to explore for disseminated, bulk-tonnage-style mineralization that may be associated with the big fault structures, in the various schist formations.  Indeed, the assay results from the hard rock trenching showed significant widespread gold mineralization within multiple geologic structures and rock formations. These findings confirm that we are dealing with a large, strong and substantially underexplored system of gold mineralization at Chandalar.

Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.  The major mineralized structures all show distinct magnetic lows. We have been successful in tracing mineralized structures under covered areas applying this simple geophysical technique.

Several of the hard rock prospects are the source of the gold in the promising placer gold deposit we drilled on Little Squaw Creek.

A summary of some of the main hard rock prospects follows:

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

Geologic mapping with magnetic and soil sample surveys show the mineralization to be at least 400 feet long within a structure potentially a mile or more in length.  This discovery lies within a large grassy meadow underlain by permafrost. Two additional trenches were attempted to cut strike extensions of the structure, which we anticipate will be completed in future years once the permafrost in the open trenches thaws. Subsequent diamond core drilling is planned to explore the mineralized zones within the Pallasgreen structure provided funding is available and we can secure a drill contractor for the project.

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

The strong gold mineralization found thus far in the Pioneer shear zone extends for at least 320 feet and is open-ended to the west.  We believe that, with these dimensions and its proximity to our Pallasgreen discovery, the Pioneer prospect is an excellent drilling target where we could potentially discover a significant deposit of gold in the coming year. We plan to drill a series diamond drill core holes in the gold-bearing Pioneer shear zone during at such time as funds are available and a drilling contractor can be secured to do the job.

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

To summarize for the Summit, combined reconnaissance-level drill and excavator trenching data, together with historic mill recovery records, indicate auriferous quartz veins occur within wider aureoles of lower-grade, sheeted veins and disseminated gold values.  Exploration results thus far indicate mineralized widths of 10 to 60 feet containing average grades of 0.5 to 10 ppm gold (0.015 to 0.292 oz Au/st). The 1,800-foot-long Summit mineralized system, controlled by the Summit structure, is open in both directions. Soil sampling and ground magnetic surveys indicate that gold mineralization extends another 1,500 feet to the east, where further trenching is planned. We intend to commence diamond core drilling of the Summit structure at such time funds are available and a drilling contractor can be secured to do the job.

We believe that there is a reasonable expectation that a large, bulk-tonnage, low-grade gold deposit may exist at the Summit prospect.

Mikado Prospect

Trenching at the Mikado prospect yielded the most interesting results.  A small mine on this prospect is known to have produced about 6,800 tons of ore averaging about 1.5 ounces gold per short ton (46.65 grams gold per tonne) from an open-ended ore shoot. The controlling structure is a major, 8-mile-long fault that contains quartz veins that are sporadically mineralized with gold. An extensive vein system that is largely enveloped in, or marginal to, wider zones of low-grade gold values was traced for 4,000 feet by a series of seven new and eight old trenches, soil sampling, and a ground magnetic survey.  The system occurs over an elevation rise of about 800 feet and is composed of several sub-parallel zones.  Three hundred seventeen of the 534 trench samples taken in 2007 came from the Mikado. The average mineralized trench intercept is 24 feet at 0.023 oz Au/st.

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

The enveloping and marginal low-grade auriferous zones occur over widths 20 to 80 feet wide, and locally up to 150 feet wide generally with an average grade of 0.2 to 1.2 ppm gold.   Within these zones disseminated gold values and auriferous planar or sheeted veinlets can contain 0.15 to 2 ppm gold over individual sampling intervals. In addition to the lower grade mineralization, they will host one or several larger quartz veins that can average an ounce of gold across several feet. The larger veins are mostly pulverized quartz variably stained with iron and arsenic oxides and crudely banded seams of gouge and clay. Arsenic values of 500 to >10,000 ppm and elevated antimony of 6 to 30 ppm are generally present in these zones.

The persistent gold mineralization with association of hydrothermal alteration and the magnitude of its controlling structure make the Mikado prospect a prime target for drill testing.  In summary, the Mikado vein system has been found to be a large body of continuous and pronounced alteration with at least low-grade but also continuous mineralization.  A large tonnage potential exists given the sheer size and likelihood that the system continues along strike and extends to depth.

Aurora Gulch Prospect

We first identified this unique prospect in the 2006.  There is no record or evidence of previous work having been done.  The Aurora Gulch prospect represents a type of gold-arsenic mineralization that differs from the classical mesothermal quartz veins typical of the Chandalar district.  At the Aurora, geochemical gold-arsenic values with a distil antimony halo are concentrated in carbonaceous schist and dolomite below an altered structural contact with overlying gently folded greenstone sills.  The underlying metasediments are cut by one, probably two deep-seated west-northwesterly shear zones that are intersected by both northwest and northeast prominent faults.  Geochemically anomalous gold values have been found in soil, stream sediment, and rock samples.   An area approximately 1,200 feet square of geochemically anomalous gold and arsenic is enveloped by a zone of variable sericite-silicic-hematite-carbonate hydrothermally altered schist, mostly underlying the lowermost greenstone sill.  Highly geochemically anomalous antimony occurs on the perimeter of the gold geochemical anomaly.  Gold mineralization observed to date occurs as pods and lenses of sulfide quartz distributed within sheared and isoclinally folded black schist.  A sample of several pieces of quartz veinlet stockwork in unfoliated dolomite seen only in float and collectively weighing about ten pounds assayed 38.80 ppm gold (1.248 oz Au/t).

Aurora Gulch shows good potential for developing a target for a large disseminated type gold deposit that is not controlled by quartz veins, as is currently seen to be typical of the Chandalar district.  Very little bedrock is exposed for examination.  Most of the map area is talus or tundra covered; consequently, extensive trenching is the next logical step.

Summary of Chandalar Trenching Results

We believe we have identified promising gold showings within a favorable geologic setting at Chandalar. Continued systematic exploration of this system of gold mineralization could result in the discovery of a commercial gold deposit.

Summary assay results for the more recent trenches dug on various Chandalar prospects are shown in Table 2. These represent continuous rock-chip channel samples taken along the walls of the trenches cut into bedrock.

Table 2 - CHANDALAR MORE RECENT TRENCH ASSAYS

(Note: Trenches that did not reach bedrock or had no significant gold values are not shown)

TRENCH #	Prospect	Interval Feet	Footage	Gold oz/st	Gold ppm
1	Chandalar	0 - 10	10	0.028	0.95

3	Bonanza	0 - 7	7	0.009	0.32
6	Bonanza	0 - 17	17	0.056	1.93

8	Summit	25 - 27 167 - 207	2 40	0.053 0.017	1.83 0.58
9	Summit	0 - 2	2	0.008	0.28
10	Summit	8 - 28	20	0.309	10.58

15	Chiga	25 - 49	24	0.032	1.11

16	Kiska	7.5 - 22.5	15	0.008	0.26
17	Kiska	52 - 60	8	0.022	0.77
18	Kiska	5.5 - 42	36.5	0.015	0.51

19	Mikado	108 - 118 167 - 205	10 38	0.057 0.017	1.95 0.58
20	Mikado	53 - 133 161 - 214 300 - 310 435 - 470	80 53 10 35	0.010 0.015 0.034 0.036	0.35 0.52 1.18 1.22
21	Mikado	81.5 -146	64.5	0.011	0.36
22	Mikado	2 - 52	50	0.013	0.45
23	Mikado	0 - 58 68 – 78 143 – 155 175 - 190	58 10 12	0.011 0.006 0.023 0.006	0.36 0.21 0.78 0.20
2E	Mikado	10 - 40 70 -110 130 - 150	30 40 20	0.006 0.039 0.018	0.22 1.35 0.63
4E	Mikado	0 - 8.3	8.3	0.040	1.36

24	Big Cr Bowl	0 - 48	48	0.009	0.31

26	Pallasgreen	33.5 - 68.5	35	0.287	9.82
30	Pioneer	22 - 70 100 - 130	48 30	0.047	1.62 0.23

31	Pioneer	28 - 53 NW 28 - 53 SE	25 25	0.301 0.077	10.32 2.62

TRENCH #	Prospect	Interval Feet	Footage	Gold oz/st	Gold ppm
40	Mikado	140 - 180 200 - 230	40 30	0.013 0.008	0.43 0.26
41	Mikado	86 - 112 155 - 170 333 - 377 402 - 422 467 - 487 497 -527 557 - 567	26 15 44 20 20 30 10	0.016 0.006 0.006 0.010 0.010 0.008 0.043	0.55 0.21 0.22 0.34 0.35 0.26 1.46
42	Big Cr Bowl	150 - 210	60	0.006	0.21

Exploration of the Chandalar Little Squaw Creek Alluvial Deposit

During 2006, independent placer mining consultant Mr. Jeff Keener identified three targets in the vicinity of our exploration camp that may contain significant resources of placer gold: Little Squaw Bench, Spring Creek, and Big Squaw Creek. The most significant is the Little Squaw Creek, where early day drift-miners produced 29,237 ounces of gold, according to our records. A reconnaissance drilling program by a former lessee in 1997 outlined what they called an “inferred resource” (i.e. mineralized material according to SEC guidelines) of a couple hundred thosusand ounces of placer gold. (We note that this reference is not an SEC Industry Guide 7 compliant reserve.) This drilling basically found that the mineralization mined in the Bench extends from the Bench for a long distance down Little Squaw Creek. To the west of the Bench lies Spring Creek on which no previous prospecting is known to have occurred, but appears to be an old channel of Big Squaw Creek. The third target is the Big Squaw Creek drainage where early day placer gold hand-mining occurred on its upper parts, but is not known to have been productive on its downstream reaches.

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

We contracted Metallogeny, Inc., Mr. Keener’s privately owned company, to independently perform the drill site sample collection and analyses of the 2007 placer gold drilling program.  Security of samples and quality control of the assaying work were addressed in the contract and strictly maintained.  Metallogeny had exclusive possession of all borehole samples, thereby providing independent sample security from the time of borehole extraction through transport to their Fairbanks laboratory, including completion of the sample processing protocol.

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

For our 2007 exploration season, because we were unable to secure a core drill to advance our drilling program of hard rock prospects, we refocused our efforts on moving forward with the placer drilling plan for the Little Squaw Creek alluvial gold deposit.  We implemented a rotary reverse circulation placer drilling program with the following objectives:

•

First, to establish the approximate amount of mineralized material (unconsolidated gravel) in Little Squaw Creek,

•

Second, to set the stage for expanded placer gold mineralization drilling in adjacent drainages, and

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

2007 Placer Drilling Program
Little Squaw Creek Summary of Drill Hole Cut Pay Grades
As of February 15, 2008
	Reverse Circulation Drilling					All nuggets > 150 mg cut to 150 mg
	Pay Grade = $ value per bcy of extractable gold					Valuations use gold recovered @ 850 fine
	bcy = bank cubic yards (in situ)

Table at Gold Price = $900/oz
Drill Line Mineralized Material Summary
Line	Number	Bedrock	Glacial or Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For
	Of Drill Holes	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel
	With Pay	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Comments
	Grade	Average	Average	Average	CUT	CUT
1.2	5	111.0	50.0	58.0	0.0135	$ 12.15	800' gap in center of line
2	4	175.0	65.5	110.5	0.0173	$ 15.59	570' gap in center of line
3	11	154.4	70.6	84.0	0.0347	$ 31.25
4	16	150.5	71.3	79.1	0.0249	$ 22.41
4.4	1	118.0	55.0	105.0	0.0165	$ 14.88
4.6	1	165.0	45.0	120.0	0.0259	$ 23.27	West limit defined. Lines 4.7 & 4.8 only traces gold
5	4	126.3	37.5	88.8	0.0156	$ 14.05	200' gap in center of line. West limit defined. Hit cavities - old mine workings?
6	2	83.3	15.0	68.3	0.0107	$ 9.63
7	4	109.3	16.3	96.3	0.0307	$ 27.59	West limit defined
8	7	154.0	44.3	104.1	0.0263	$ 23.65
8.6	3	97.3	45.0	34.0	0.0214	$ 19.26	Hit cavities - old mine workings
9	4	125.0	45.0	82.0	0.0349	$ 31.42
9.9	1	118.0	5.0	115.0	0.0089	$ 8.01
10	10	143.6	59.3	72.9	0.0226	$ 20.37	Hit cavities - old mine workings
Weighted Avg.	73	139.4	54.8	82.6	0.0247	$ 22.27
Yards =		46.5	18.3	27.5

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 1.2 (1,345 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Fan		CUT	CUT	($bcy)
9 East	85.0	70.0	15.0	0.0028	$ 2.52

7 East	85.0	50.0	35.0	0.0110	$ 9.89
5 East	100.0	40.0	60.0	0.0238	$ 21.39	10' @ $82.36
3 East	130.0	50.0	65.0	0.0049	$ 4.43
1 East	115.0	55.0	55.0	0.0068	$ 6.08
1	125.0	55.0	75.0	0.0189	$ 16.98	10' @ $73.85	Includes 5' of bedrock
5 Hole Average =	111.0	50.0	58.0	0.0135	$ 12.15		800' separates hole 1 from hole 18
Yards =	37.0	16.7	19.3

18	95.0	55.0	40.0	0.0031	$ 2.82		No bedrock

Drill Line 2 (1,225 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Fan		CUT	CUT	($bcy)
6 East	70.0	64.0	16.0	0.0052	$ 4.67
4 East	97.0	56.0	42.0	0.0070	$ 6.32

2 East	105.0	49.0	57.0	0.0184	$ 16.53
8	189.5	68.0	122.5	0.0179	$ 16.11	10' @ $118.81
10	195.5	72.0	124.5	0.0155	$ 13.97	5' @ $87.93
12	210.0	73.0	138.0	0.0180	$ 16.22	15' @ $67.61	Also 5' @ $75.96; No bedrock
4 Hole Average =	175.0	65.5	110.5	0.0173	$ 15.59		570' separates hole 2E from hole 8
Yards =	58.3	21.8	36.8

15	200.0	75.0	126.0	0.0066	$ 5.96
19	200.0	75.0	126.0	0.0066	$ 5.97		No bedrock

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 3 (1,400 feet long)
	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT	($bcy)
12 East	97.5	70.0	30.0	0.1057	$ 95.13	10' @ $233.14	Secondary channel?
9 East	114.0	89.0	25.0	0.0555	$ 49.94	5' @ $221.97	Only pay interval in hole.
7 East	128.0	74.0	54.0	0.1613	$ 145.17	5' @ $1,366.06	No nugget effect
5 East	138.0	64.0	74.0	0.0385	$ 34.65	15' @$82.94
3 East	147.0	49.0	98.0	0.0219	$ 19.67	5' @ $94.36
1	159.0	48.0	111.0	0.0219	$ 19.74	10' @ $88.60
3	174.0	63.0	111.0	0.0308	$ 27.75	5' @ $85.20	Also 5' @ $71.66
5	165.0	64.0	101.0	0.0195	$ 17.52	5' @ $77.32	Also 5' @ $72.82
7	173.0	82.0	91.0	0.0171	$ 15.35	10' @ $74.22
9	193.0	88.0	105.0	0.0167	$ 15.03	5' @ $86.65
12	210.0	86.0	124.0	0.0218	$ 19.61	15' @ $96.02	No bedrock
11 Hole Average =	154.4	70.6	84.0	0.0347	$ 31.25
Yards =	51.5	23.5	28.0

15.5	210.0	110.0	100.0	0.0023	$ 2.07		Last interval = 5' @ $34.64; No bedrock

Drill Line 4 (1,070 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
5 East	75.0	60.0	15.0	0.0874	$ 78.68		Incl. 5' bedrock; Secondary channel?
1 East	85.0	45.0	40.0	0.0827	$ 74.39	25' @ $94.32
1	115.0	63.0	52.0	0.0233	$ 20.97
2	136.0	65.0	71.0	0.0300	$ 27.03
3B	149.0	60.0	89.0	0.0432	$ 38.90	20' @ $80.45	Also 5' @ $135.14
4	150.0	75.0	75.0	0.0221	$ 19.88
5	157.0	72.0	85.0	0.0075	$ 6.71
6	172.0	65.0	107.0	0.0347	$ 31.26	10' @ $89.82	Uncut = 10' @ $602.58; Also 5' @ $104.28
7	188.0	83.0	105.0	0.0245	$ 22.08	10' @ $128.17	Uncut = 10' @ $228.03; Also 5' @ $104.20
8	193.0	75.0	118.0	0.0024	$ 2.13
9	186.0	75.0	111.0	0.0134	$ 12.08	5' @ $90.53
10	168.0	70.0	96.0	0.0082	$ 7.41
11	149.0	85.0	64.0	0.0186	$ 16.77	10' @ $67.68
12	155.0	83.0	72.0	0.0168	$ 15.09	10' @ $70.18
13	162.0	85.0	77.0	0.0686	$ 61.71	10' @ $346.70	Uncut = 10' @ $707.52
14	168.0	80.0	88.0	0.0099	$ 8.88
16 Hole Average =	150.5	71.3	79.1	0.0249	$ 22.41
Yards =	50.2	23.8	26.4

15	158.0	80.0	78.0	0.0052	$ 4.71

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 4.4 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	118.0	55.0	105.0	0.0165	$ 14.88

Drill Line 4.6 (330 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	165.0	45.0	120.0	0.0259	$ 23.27	25' @ $212.15
Yards =	55.0	15.0	40.0

5	110.0	50.0	60.0	0.0015	$ 1.37
7	85.0	70.0	15.0	0.0095	$ 8.57
9	70.0	55.0	15.0	0.0046	$ 4.10

Drill Line 4.7 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	150.0	15.0	135.0	0.0031	$ 2.81		Includes 5' of bedrock

Drill Line 4.8 (Single hole)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
3	145.0	20.0	105.0	0.0028	$ 2.51		Does not include botton 15' of gravel

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 5 (600 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
5 East	110.0	50.0	60.0	0.0134	$ 12.05
3 East	145.0	40.0	105.0	0.0311	$ 27.96	15' @ $88.44	Includes 5' of bedrock
1B	135.0	35.0	100.0	0.0067	$ 6.06		No bedrock. Hit cavities - old mine work
2B	115.0	25.0	90.0	0.0089	$ 8.04
4 Hole Average =	126.3	37.5	88.8	0.0156	$ 14.05		200' separates hole 3E from hole 11B
Yards =	42.1	12.5	29.6

1	43.0	0.0	43.0	0.0048	$ 4.28		Incomplete hole
2	55.0	40.0	15.0	0.0021	$ 1.91		Incomplete hole
3	67.0	30.0	37.0	0.0104	$ 9.38		Incomplete hole
3B	105.0	40.0	65.0	0.0029	$ 2.57
4	68.0	0.0	68.0	0.0000	$ -		Incomplete hole. Traces Au
4B	95.0	0.0	95.0	0.0000	$ -		Traces Au
5	85.0	0.0	85.0	0.0000	$ -		Traces Au. Clayey sediments
6	60.0	0.0	60.0	0.0000	$ -		Clayey sediments
7	65.0	0.0	65.0	0.0000	$ -		Clayey sediments

Drill Line 6 (50 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	135.0	20.0	115.0	0.0130	$ 11.73	5' @ $146.81	Includes 5' bedrock
2	115.0	25.0	90.0	0.0077	$ 6.95	5' @$67.42
2 Hole Average =	83.3	15.0	68.3	0.0107	$ 9.63
Yards =	27.8	5.0	22.8

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 7 (400 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT
3 East	111.0	25.0	88.0	0.0177	$ 15.93	10' @ $85.57	Includes some bed rock
2 East	107.0	30.0	80.0	0.0478	$ 43.02	20' @ $82.53	Includes some bed rock
1 East	125.0	5.0	126.0	0.0381	$ 34.29	30' @ $73.12	Includes some bed rock
1	94.0	5.0	91.0	0.0178	$ 16.02	5' @ $142.89	Includes some bed rock
4 Hole Average =	109.3	16.3	96.3	0.0307	$ 27.59
Yards =	36.4	5.4	32.1

2	92.0	0.0	90.0	0.0002	$ 0.20
3	105.0	15.0	90.0	0.0019	$ 1.70
4	96.0	5.0	85.0	0.0007	$ 0.59

Drill Line 8 (350 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	(oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	150.0	30.0	120.0	0.0111	$ 9.99		No bedrock
2	128.0	20.0	110.0	0.0794	$ 71.46	20' @ $162.21	Also 10' @ $112.66; Includes some bed rock;
3	176.0	65.0	113.0	0.0269	$ 24.21	15' @ $78.01	Also 5' @ $55.18; Includes some bed rock
4B	194.0	60.0	136.0	0.0206	$ 18.54	10' @ $68.00	Also 5' @ $65.46; Includes some bed rock
5	155.0	65.0	90.0	0.0090	$ 8.10		No bedrock
6B	155.0	20.0	95.0	0.0128	$ 11.52		Includes some bed rock
7	120.0	50.0	65.0	0.0188	$ 16.92	5' @ $94.38	Includes some bed rock
7 Hole Average =	154.0	44.3	104.1	0.0263	$ 23.65
Yards =	51.3	14.8	34.7

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 8.6 (150 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	97.0	45.0	5.0	0.0163	$ 14.67		Hit cavity - old mine workings
2	95.0	40.0	45.0	0.0229	$ 20.61	10' @ $67.14
3	100.0	50.0	52.0	0.0206	$ 18.54	5' @ $98.02	Includes some bed rock
3 Hole Average =	97.3	45.0	34.0	0.0214	$ 19.26
Yards =	32.4	15.0	11.3

Drill Line 9 (200 feet long)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	104.0	35.0	71.0	0.0178	$ 16.02	5' @ $167.52	Includes some bed rock
2	118.0	40.0	80.0	0.0926	$ 83.36	10' @ $579.92	Also 5' @ $162.06; Includes some bed rock
3	139.0	55.0	86.0	0.0124	$ 11.16
4	139.0	50.0	91.0	0.0188	$ 16.92		Includes some bed rock
4 Hole Average =	125.0	45.0	82.0	0.0349	$ 31.42
Yards =	31.3	11.3	20.5

Drill Line 9.9 (Single hole)
Drill Hole	Bedrock	Gravel	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
		Channel		CUT	CUT	($bcy)
1	118.0	5.0	115.0	0.0089	$ 8.01

Table 4 – Chandalar, Little Squaw Creek 2007 Drill Hole Sample Results, Continued:

Drill Line 10 (500 feet long)
Drill Hole	Bedrock	Glacial	Fluvial (Stream)	Pay Grade For	Pay Grade For	Pay Grade Includes
Number	Or Hole	Overburden	Gravel	Fluvial Gravel	Fluvial Gravel	Best Intercept
	Depth (ft)	Thickness (ft)	Thickness (ft)	oz gold/(bcy)	($/bcy)	Over $50.00/bcy	Comments
				CUT	CUT	($bcy)
1	79	50.0	81.0	0.0027	$ 2.43		Includes some bed rock
2	120.0	45.0	77.0	0.0097	$ 8.73		Includes some bed rock
3	148.0	55.0	70.0	0.0192	$ 17.28		Includes some bed rock
4	161.0	65.0	90.0	0.1061	$ 95.49	30' @ $182.01	Also 5' @ $151.10; Includes some bedrock
5	161.0	80.0	83.0	0.0111	$ 9.99		Includes some bed rock
6	167.0	88.0	73.0	0.0122	$ 10.98		No bedrock; hit caves - old mine workings
7	200.0	70.0	105.0	0.0107	$ 9.63		No bedrock
8	175.0	75.0	50.0	0.0128	$ 11.52		Includes some bed rock
9	90.0	40.0	50.0	0.0011	$ 0.99		No bedrock; hole abandoned
10	135.0	25.0	50.0	0.0202	$ 18.18		No bedrock
10 Hole Average =	143.6	59.3	72.9	0.0226	$ 20.37
Yards =	47.9	19.8	24.3

Map 3 – 2007 Drill Hole Pattern in Little Squaw Creek Channel (Gulch) and Alluvial Fan

Map 4 – Example of Little Squaw Creek Drill hole and Gold Recovery Cross Section across the Alluvial Fan

LINE 4-TOTAL
Little Squaw Creek
WEST
EAST
COLLAR ELEVATION (FEET)
BASE LINE
H-15
H-14
H-13
H-12
H-11
H-10
H-9
H-8
H-7
H-6B
H-5
H-4
H-3B
H-2
H-1
H-1E
H-5E
LITTLE SQUAW CREEK
GLACIAL SEDIMENTS
FLUVIAL
BEDROCK
BEDROCK
mg gold per 5 ft interval
6-10 mg
11-39
≥40
surface
glacial
fluvial
bedrock
y=2
x=1
NOTE: gold contents represented above by drill-interval are based on physical weighing of recovered gold particles
REV 11-12-07

Prepared for:
Little Squaw Gold Mining Co.
Compiled by:
J C Barker Consulting Geologist CPG

Map 5 – Example of Little Squaw Creek Drill Hole andGold Recovery Cross Section across the Channel (Gulch Portion)

LINE 8
Little Squaw Creek
WEST
EAST
0
100
200
300
400
500
600
700
800
900
1000
COLLAR ELEVATION (FEET)
2700
2675
2650
2625
2600
2500
BASE LINE
H-7
H-6B
H-5
H-4B
H-3
H-2
road
H-1
LITTLE SQUAW CREEK
MIXED FLUVIAL & GLACIAL SEDIMENTS
BEDROCK
Fe-ox
Qtz
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

Independent  Study of Chandalar Alluvial Deposit

In February 2008, we received the final drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages.  The complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit of commercial significance on the Little Squaw Creek.  Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this.  Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek alluvial deposit to contain an estimated 10.5 million bank cubic yards (bcy) of “in place” material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard.  He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00.  These estimates were prepared by using the cross-sectional method as described in detail in the Society of Mining Engineering Handbook, Volume 1, pages 350 to 353.

These results were based on a detailed data analysis of the Little Squaw Creek Alluvial Deposit performed using Gamma Design software called GS+, which is a geostatistical analysis program that allows one to measure and illustrate spatial relationships in geo-referenced data.   The analysis included basic statistics, semi vairograms, multi variant evaluation of grade thickness and grade time thickness distributions to verify the lithologic continuity of grade and thickness for the Little Squaw Creek Alluvial Deposit within the surface mine plan limits.  The Semi Variograms indicated a continuity of data up to 250 feet on both sides of the Sections.

A total of 93 reverse circulations (RVC) drill holes, 7034 total feet of pay gravel and 1,407 five foot composited samples were utilized in the data analysis.  Gold fineness used is 870.  The drill holes in the database are holes that fall within the alluvial deposit pit limits, including holes located in the 45-degree pit high-wall.  The grade data is de-clustered by using the weighted average grade for the total drill hole Mineralized Material and the average Mineralized Material thickness for each drill hole.  The average thickness of Mineralized Material per hole (for all holes) is 82 feet and overburden is 50 feet.  The mean grade for the total drill hole database (average of all drill hole grades per section within the mining limits) totaled 0.0262 fine gold ounces per bank cubic yard (bcy), which compares within 6 percent to the total estimated resource grade for this report of 0.0246 ounces fine gold per bcy within the mining limit.

It is management’s opinion that we have discovered a promising alluvial gold deposit. We have defined an estimated 10.5 million bank cubic yards (bcy) of near-surface gold-bearing gravels (mineralized material) where we believe economies of scale could be gained that are typical of surface bulk-mining operations elsewhere.  We also believe the deposit can be substantially expanded through additional drilling.  We note that mining this alluvial gold deposit would not require the use and permitting of milling and chemicals in the gold recovery process because raw gold could be obtained by use of simple gravity separation recovery methods that are standard to processing gold bearing alluvial gravels.  In making these statements, we do not purport to have a U.S. Securities and Exchange Industry Guide 7 compliant mineral reserve at Chandalar.  Mr. Martin recommended continuing our drilling program.

Other Exploration Properties

Livengood Bench, Alaska

On December 28, 2007, we entered into an Exclusivity Agreement (“the Agreement”) on the Livengood Bench placer gold mine in Alaska.  The Livengood Bench property is located 75 miles north of Fairbanks, Alaska and has paved-road access.The mine has produced over 400,000 ounces of placer gold, but was placed on care and maintenance in 2000 due to low gold prices. The mine has produced over 400,000 ounces of placer gold, but was placed on care and maintenance in 2000 due to low gold prices. The existing database indicates the presence of 12.8 million cubic yards of gold-bearing alluvium (gravel) believed to contain about 355,000 ounces gold. The exclusivity fee under the Agreement was $100,000. The Agreement afforded us the exclusive right to conduct a comprehensive analysis of the property, make commercial viability studies and possibly enter into a definitive agreement for the purchase of the property. On February 15, 2008, our Board of Directors heard a report by a due diligence and commercial scoping committee organized for the purpose of evaluating the Livengood Bench property.  The Board of Directors concluded the property was not a suitable investment for Goldrich. We then canceled the Exclusivity Agreement and released our potential interest in the property.

Marisol Property, Sonora State, Mexico

On November 27, 2007 we acquired the Marisol gold exploration property in Mexico near the U.S. border. It is located in northern Sonora State, 130 miles south of Tucson, Arizona, and 8 miles from the principal highway between Nogales and Hermosillo, Sonora.

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

We undertook these measures to conserve our resources.

Pedra de Fogo, Brazil

In March of 2007, we acquired the Pedra de Fogo gold exploration property in Goias State, south central Brazil.

We relinquished all rights to the Pedra de Fogo property on June 3, 2008. The property was returned to its owners in full compliance with the termination provisions of our mining lease. We retained no interests or liabilities in or associated with this property.

We undertook these measures to conserve our resources, and also because management believes the technical results of the exploration work we completed on the Pedra de Fogo property did not justify keeping it in light of upcoming financial and work obligations contained in the lease.

Broken Hills West, Nevada

In 2008, we relinquished our Broken Hills West, Nevada exploration property.  The property was returned to its owners on May 30, 2008, in full compliance with the termination provisions of the mining lease.  We have no retained interests or liabilities in or associated with this property.

We undertook these measures to conserve our resources, and also because management believes the technical results of the exploration work we completed on this property did not justify keeping it in light of upcoming financial obligations contained in the lease.

ITEM 3.  LEGAL PROCEEDINGS

On February 16, 2007, we filed a civil complaint in the Superior Court for the State of Alaska, Fourth Judicial District, at Fairbanks (Case No. 4FA-07-1131 Civil) against defendant Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels, alleging breach of contract, breach of fiduciary  duty, trespass, and conversion of gold, information and personal property, and seeking quiet title, ejectment, return of property, and damages, all in relation to a dispute over claims on our Chandalar property. The complaint involves four state mining claims owned by us, covering approximately 170 acres in the Chandalar Mining District of Alaska, hereinafter referred to as the Contested Mining Claims, such Contested Mining Claims consisting of less than 1% of our current total claims at Chandalar.

On October 1, 1989, we entered into a ten-year lease with Gold Dust Mines, Inc. (“Gold Dust Mines” aka “Ackels”), for certain of our placer mining claims, including some of the Contested Mining Claims. A provision in the lease allowed for its extension for up to forty years more. The lease permitted Gold Dust Mines to undertake  gold placer mining operations and to stake claims in the name of Goldrich in exchange for lease and royalty payments. Pursuant to the lease, Gold Dust Mines conducted activities from 1990 into 2003 on the leased claims, including routinely performing the annual assessment work on all of our Chandalar Traditional state mining claims, as required by the terms of the mining lease.  In 1996, pursuant to notice from Gold Dust Mines that it was abandoning placer mining operations on certain creeks, the lease was amended to limit Gold Dust Mines’ lease to claims along Big Creek and its tributary, St. Mary’s Creek.

We allowed some of our claims to lapse in 2000 for lack of funds to maintain them because for a series of years Gold Dust and its sole owner, the Ackels, did not make its annual leasehold payments to us, nor pay to us the annual state rental fees on the claims it had leased from us, as required by the lease. The Ackels did continue doing the mandatory annual assessment work on our remaining claims on our behalf, as required by the lease, through the year 2002 by a verbal understanding with former management, which in our view effectively extended the lease.  However contrary to this position, in July of 2003, the Ackels located twenty-one 40-acre MTRSC state mining claims on their own behalf in some of the areas previously vacated by us. The area of the claims we had to relinquish in 2000 was largely recovered September of 2003 when we re-staked it with 160-acre MTRSC state mining claims. Some of the Ackels’/Gold Dust’s claims were inliers to our Chandalar mining claim block, and some of those as well were located partially or wholly over four Traditional 40-acre state mining claims continually held by us or our predecessors since 1987. The Ackels conducted seasonal placer gold mining operations on Big Creek during 2005 and 2006 on one of those claims that was in conflict. The Ackels also conducted placer mining operations on Big Creek in 2007 and 2008 that may have extracted gold from a second claim in conflict, to be determined by a claim boundary survey yet to be conducted. We maintained that we were the senior locator of all the mining claims where Ackels had overstaked us, and we believe our claims were and continue to be in good legal standing.

We alleged that from 1999 through 2002, Gold Dust Mines failed to make its annual lease payments and annual mining claim rental fees to us. As a result, we alleged that we were forced to abandon many of our state mining claims, because we did not have enough cash on hand to pay the required rental payment to the State of Alaska.   We alleged that Gold Dust Mines failed to terminate its agency relationship with us before undertaking the re-staking activities and therefore such activities should have been done in the name of Goldrich pursuant to the lease agreement. Further, we alleged that some of the re-staked lands were not available for location because we had previously recorded state claims in that area.  Therefore, we alleged that these re-stake claims were improper, illegal, and wrongfully made.

We alleged that Gold Dust Mines had no interest in those areas of the Contested Mining Claims that Gold Dust improperly, illegally, and wrongfully overstaked.  We sought to quiet the title to the Contested Mining Claims and to eject Gold Dust Mines from the Contested Mining Claims.  Additionally, we sought compensatory and exemplary damages for Gold Dust Mines’ trespass on the Contested Mining Claims, conversion of gold, conversion of information, conversion of personal property, breach of the amended lease agreement, and breach of fiduciary duty arising from the agency relationship created by the course of conduct of the parties between 1999 and 2003.

On December 13, 2008, we received a favorable outcome in Alaska Superior Court to settle this civil complaint.  The court made several rulings during the trial that were favorable to us. Most significantly, the court quieted title in our favor on all four Contested Mining Claims.  In addition, the jury affirmed that our claims were valid, and found that the defendants’ counterclaim for damages for its cost of doing the assessment work on Goldust’s claims, was without merit. The jury also found that the mining lease between Gold Dust and us had not expired on October 1, 1999 as purported by the defence, but in the absence of any termination notice had been automatically renewed on an annual basis by the course of conduct of the parties up to October 1, 2003.  This finding tentatively gives us  quiet title to 4 additional claims on Little Squaw Creek and 17 claims on upper Big Creek, all of which were staked by the defendant in the summer of 2003.  The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims.

The case is now in the post-trial motions phase, and the court has not yet issued its final Findings of Fact and Conclusions of Law or its Final Judgment.  These proceedings could take several months.  In this case, it is ultimately the judge who presided over the jury trial that will render the final decisions on our legal complaints against Gold Dust and the Ackels.  We believe it is unlikely that he will turn aside any of the jury’s findings, and that his Final Ruling will closely align with the jury’s findings.  In such case, the defendant will be effectively evicted from the mining district and control of a mining camp to which we hold title has been returned to us.

As the prevailing party, we will be entitled to to an award of our costs and a portion of our attorney’s fees incurred in this litigation.  The defeandant has the right to appeal the court’s Final Ruling to the Alaska Supreme Court, and they have already indicated intend to do so.

At this point, we believe a significantly unfavorable outcome is not probable.  However, there are no guarantees in litigation, including the appeals process, and it is impossible to make any meaningful predictions as to the final risk of loss.

Our existing base of operations is situated on one of the disputed claims.  We expect the court’s Final Ruling will remove the risk of a potential disruption to our exploration program imposed by this situation.  Our ability to exploit our other claims in the district will be strengthened as a result of a successful defense of title to all of our claims.  The Contested Mining Claims are a small portion of our Chandalar property and likewise as far as we have been able to determine hold a only minor portion of the property’s overall mineral endowment. Our chances for making a discovery of a major gold deposit would not impaired by the loss of these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the Financial Industry Regulatory Authority. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.  The OTC Bulletin Board is not considered a “national exchange.”

Our Common stock is traded on the NASD OTC Bulletin Board under the symbol “GRMC”.  The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2007 and 2008.

Fiscal Year	High Closing	Low Closing
2007
First Quarter	$1.46	$1.04
Second Quarter	$1.21	$0.92
Third Quarter	$1.20	$0.72
Fourth Quarter	$0.84	$0.77

2008
First Quarter	$0.90	$0.55
Second Quarter	$0.60	$0.30
Third Quarter	$0.36	$0.14
Fourth Quarter	$0.16	$0.07

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2008 there were 2,931 shareholders of record of our common stock and approximately 1,169 additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Repurchase of Securities

During 2008, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

During 2008, we issued 944,400 shares and 1,900,000 options to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan and the Restated 2003 Share Incentive Plan. Subsequent to the 2008 issues, at December 31, 2008, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	2,415,000	$0.29	1,515,600
Equity compensation plans not approved by security holders	0	0	0
Total	2,415,000	$0.29	1,515,600

Issuer Purchase of Equity Securities

During 2008, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

Sale of Unregistered Securities

On December 30, 2008 we completed the offer and sale of 225,000 shares of preferred stock in the Company, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 1,000,000 Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $450,000 at December 31, 2008, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

•

Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of Common Stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock could be converted.

•

Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into such number of fully-paid and non-assessable shares of Common Stock as is equal to the product obtained by multiplying the Series A Conversion Rate. The conversion rate for Series A Preferred Stock in effect at any time shall equal $1.00 divided by $0.16667 per share. Each share of Series A Preferred Stock shall be converted automatically, without any further action by the holders of the shares, into that number of shares of Common Stock into which such Series A Preferred Stock is convertible. The Company has the right, at its sole option, to convert all Series A Preferred Stock into Common Stock after the third anniversary of its issuance if the weighted average trading price of the Common Stock exceeds $1.00 per share for ten consecutive trading days.  The Company has the right, at its sole option, to convert all Series A Preferred Stock into Common Stock after the after the tenth anniversary from the date of issuance.

•

Dividend Rate:  The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share.  The Series A Dividends shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the Conversion Date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

o

Preferential and Cumulative.  The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, the Common Stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, the deficiency (without interest) will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the Common Stock of the Company.

Payment of Dividend.  If the Corporation shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A Dividend on a Dividend Payment Date in cash, or provisionally in gold.  Payment of Series A Dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the Dividend Payment Date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property.  The Registrant issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as Amended (the “Securities Act”)) who are accredited investors, relying on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.  The Registrant issued Series A Preferred Stock to one person who is not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Results of the 2008 Exploration Season

Chandalar, Alaska

In February 2008, we received the final drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages.  Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this.  Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise.

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek alluvial deposit to contain an estimated 10.5 million bank cubic yards (bcy) of “in place” material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard.  He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00.

It is management’s opinion that we have discovered a promising alluvial gold deposit. We have defined an estimated 10.5 million bank cubic yards (bcy) of near-surface gold-bearing gravels (mineralized material) where we believe economies of scale could be gained that are typical of surface bulk-mining operations elsewhere. We also believe the deposit can be substantially expanded through additional drilling. We note that any attempt to mine this alluvial gold deposit would not require the use and permitting of milling and chemicals in the gold recovery process because the raw gold could be obtained by use of simple gravity separation recovery methods that are standard to processing gold bearing alluvial gravels. In making these statements, we do not purport to have a U.S. Securities and Exchange Industry Guide 7 compliant mineral reserve at Chandalar.  We intend to fund further evaluation of this deposit either by a private placement offering, selling some equity in the deposit, or through a joint venture agreement with a funding partner.  Should we be unsuccessful in our financing efforts, our proposed drilling program will of necessity be deferred until sufficient funds can be raised.

Marisol, Sonora State, Mexico

On November 27, 2007 we acquired the Marisol gold exploration property in Mexico near the U.S. border. It is located in northern Sonora State, 130 miles south of Tucson, Arizona, and 8 miles from the principal highway between Nogales and Hermosillo, Sonora.

On August 25, 2008, we reported the drill results on the Marisol property in northern Sonora State, Mexico as reported in an 8-K filing made on August 29.  While analysis of the results showed some interesting areas of potential future exploration work, we were financially unable to pursue further activities on this property.  Lease payments to secure the property to our benefit for an additional six months were due on October 22, 2008.  Due to lack of sufficient funds to pursue all corporate priorities, we elected not to remit the next six months’ lease payments to the owners of the surface and mineral rights and wrote off $74,276 of Mining claims associated with this property.  By this action, we relinquished our interests in the Marisol, Mexico property on October 15, 2008.  We had completed the reclamation of all our drill sites on the property and received a letter of environmental reclamation requirement compliance and liability release from the appropriate Mexican authority.

We undertook these measures to conserve our resources.

Livengood Bench, Alaska

We entered into an Exclusivity Agreement (“the Agreement”) on the Livengood Bench placer gold mine in Alaska at the end of 2007.  The Livengood Bench property is located 75 miles north of Fairbanks, Alaska and has paved-road access. The existing database indicates the presence of 12.8 million cubic yards of gold-bearing alluvium (gravel) believed to contain about 355,000 ounces gold. The exclusivity fee under the Agreement was $100,000, and it effectively tied the property up on our behalf for three months.  The Agreement afforded us the exclusive right to conduct a comprehensive analysis of the property, make commercial viability studies and possibly enter into a definitive agreement for the purchase of the property. On February 15, 2008, our Board of Directors heard a report by a due diligence and commercial scoping committee organized for the purpose of evaluating the Livengood Bench property.  The Board of Directors concluded the property was not a suitable investment for Goldrich. We then canceled the Exclusivity Agreement and released our potential interest in the property.

Broken Hills West, Nevada

In 2008, we relinquished our Broken Hills West, Nevada exploration property.  The property was returned to its owners on May 30, 2008, in full compliance with the termination provisions of the mining lease.  We have no retained interests or liabilities in or associated with this property.

We undertook these measures to conserve our resources, and also because management believes the technical results of the exploration work we completed on this property did not justify keeping it in light of upcoming financial obligations contained in the lease.

Pedra de Fogo, Brazil

In March of 2007, we acquired the Pedra de Fogo gold exploration property in Goias State, south central Brazil.  We relinquished all rights to the Pedra de Fogo property on June 3, 2008.  The property was returned to its owners in full compliance with the termination provisions of our mining lease. We retained no interests or liabilities in or associated with this property. We wrote off $14,000 of Mining claims associated with this property.

We undertook these measures to conserve our resources, and also because management believes the technical results of the exploration work we completed on the Pedra de Fogo property did not justify keeping it in light of upcoming financial and work obligations contained in the lease.

2009 Exploration Plans

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2009 drilling activities.  We estimate that it would take about five million dollars to complete our 2009 exploration plans for our Chandalar, Alaska property, and to sustaining our corporation at an appropriate operating level to support an ongoing program there.  While we believe that we will be successful in obtaining the necessary financing for 2009, we cannot assure that financing may be obtained on terms acceptable to us.  Should we be unable to secure financing, we would take the necessary measures to secure, maintain and protect our corporation and its assets until such time our financing efforts bear fruit.

 Chandalar, Alaska

We believe that we accumulated sufficient data during the 2007 placer drilling to establish that we have a significant commercial alluvial gold deposit discovery.  We also think that additional drilling of this alluvial gold deposit will be needed to eventually set ore reserves and to expand the size of the body of mineralization. (This would take about 300 drill holes over two years, accumulating to about 60,000 feet of drilling.) Additionally, we have laid the ground work to secure a diamond core drill to execute the hard rock drill plan formulated from the results of  the 2006 drilling season and our prospecting work accomplished since then.  All exploration activities in Chandalar are contingent upon successful financing during the spring of 2009.  If financing is not obtained by in the Spring of 2009, the window of opportunity to organize a significant exploration program in Alaska for 2009 will close until the summer of 2010.

We are proceeding at this time with more in-depth engineering studies on the Little Squaw Creek alluvial gold deposit as we prepare for an aggressive summer drilling program which we are attempting to finance by a private placement offering, or through an earn-in joint venture agreement with another company. Should we be unsuccessful in this financing effort the drilling program will of necessity be deferred until sufficient funds can be raised to fund those drilling operations.

Liquidity and Capital Resources

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.  With the recent reported success in our determination of the size of an alluvial gold deposit in the Little Squaw Creek drainage, we are exploring the economics of beginning a mining operation of our own to fund ongoing hard rock exploration activities and the needs of our corporation in general. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

On December 31, 2008, we had total assets of $1,510,622 and total liabilities of $1,230,215.  This compares to total assets of $3,245,800 and total liabilities of $1,296,892 on December 31, 2007.  The decrease in assets was largely due to a use of cash for operating expenses as well as the reduction in our mining claims.  When compared to 2007, liabilities decreased during 2008 due to decreases in accounts payable and accrued liabilities, resulting from decreased operational activities as we were operating at ‘care and custody’ levels at the end of 2008.  These decreases were offset somewhat by increases in deferred fees and stock payable as well as an increase in the carrying value of the Convertible Debenture due to accretion of the beneficial conversion feature.

As of December 31, 2008, our assets consisted of $219,724 of cash and cash equivalents, $52,721 of prepaid expenses, $23,788 in taxes receivable, $56,337 of fuel inventory, $715,263 of equipment, net of depreciation, $340,854 of mining properties and claims and $101,935 of other assets, represented by gold specimens from the Chandalar property purchased from a previous owner.  As of December 31, 2008, our liabilities consisted of $38,564 in accounts payable, $67,845 in legal fees payable, $8,152 in accrued liabilities, $37,800 of related party payable, $15,198 in deferred manager and director fees, $5,096 accrued interest payable, $7,560 in stock payable, $1,000,000 of convertible debenture and $50,000 for accrued remediation costs.  The Convertible Debenture is reflected on our financial statement at its face amount of $1,000,000 after full recognition of accretion of the discount for the fair value of the debenture’s beneficial conversion feature.

As of December 31, 2008, we had current assets of $352,570, including cash and cash equivalents of $219,724; current liabilities of $167,559; and working capital of $185,011 This compares to current assets of $1,741,074, including cash and cash equivalents of $1,483,885; current liabilities of $1,241,796; and working capital of $499,278 as of December 31, 2007.  The decrease in working capital for 2008 can be characterized as the use cash balances and cash proceeds of the private placements that occurred in 2008 to support the company’s operating needs.

Net loss for 2008 was $3,178,695 compared to a net loss of $4,142,832 for the year ended December 31, 2007.  The decrease in net loss for 2008 was due to significant decreases in exploration expense and nearly all categories of spending as we did not have the funding for a full Exploration program in 2008.

Our principal source of liquidity during 2008 and 2007 has been through equity financing.  Financing activities provided cash of $814,459 and $2,110,872 during the years ended December 31, 2008 and 2007, respectively.  We used cash in operating activities of $2,083,492 and $3,800,496 during the years ended December 31, 2008 and 2007, respectively, the decrease due to decreased spending in exploration and nearly all categories of spending as we did not have the funding for a full exploration program in 2008. Investing activities provided cash of $4,872 as a restriction on a portion of our cash expired in 2008, offset by cash used to purchase minor equipment in Alaska and mining claims in Mexico.

We believe that, we have sufficient cash to fund company operations until approximately August of 2009. We are currently in negotiations with multiple parties which, if successful, may provide the capital we require to fund operations for the next twelve months.  Our current cash requirements on a monthly basis for our reduced operations are approximately $20,000. The Company’s current cash assets allow it to continue to pay the costs of maintaining and preserving company assets and minimal operating costs, and gives us additional time to solicit funding under hopefully improved market conditions in 2009. To assure the continuing operations of the Company, we will need to raise additional funds through debt or identified equity sources in early 2009.  We cannot assure you that we will be successful at attracting capital or debt on terms acceptable to us or current stakeholders.

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

Without additional financing during 2009, we may not have sufficient funds to fund the 2009 drilling and other exploration activities on our property in Alaska.  If we are unsuccessful in attracting additional financing sufficient to fund exploration activities for 2009, we will implement only those strategies which will maintain property and asset value until additional financing can be obtained.  There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

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

During the spring of 2008, we self-promoting a private placement. On April 8th, we initiated what was intended to be a rolling close on $581,899, net of offering costs of $1,101, obtained largely from existing shareholders. The private placement offering was for a maximum of $5,000,000 with no minimum.  Under the terms of the subscription agreement, we sold units at $0.60, each unit consisting of one share of our common stock and one half of a two-year warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year. In the face of generally deteriorating market conditions and the sympathetic slide in our share price, we were unable to sell any more of these units. We therefore abandoned the offering in June 2008. There were no finder’s fees or commissions paid relative to this offering.

On December 29, 2008, we closed on $225,000 of additional financing from existing shareholders. This private placement consisted of of 225,000 Units, at a price of $1.00 per unit, each unit consisting of one share of Series A Convertible Preferred shares, convertible into six shares of common stock, subject to customary adjustment for stock splits, dividends, recapitalization and other similar corporate transactions. The Company did not grant registration rights to the investors in this series of preferred shares. The shares have voting rights equal to the number of underlying shares into which they are convertible and will carry a cumulative dividend rate of 5%. We an unconditional right to force conversion of any and all Series A Preferred Stock for ten years from the date of issue. The Series A Preferred Stock shall rank superior in preference to common stock with respect to payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up of the Issuer. The Series A Preferred Stock will have a preference of $2.00 per share plus an amount equal to any cumulated dividend upon liquidation of the Company, payable pari passu with the preference and prior to any distributions to holders of common stock of the Company. Any monies available for distribution thereafter will be shared ratably among the holders of Series A Preferred Stock and Common Stock on an as converted basis.

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

Convertible Debenture

Subsequent to the end of 2008, in February 2009, the Company issued a total of 5,072,328 common shares to RAB Special Situations (Master) Fund Limited (“RAB”), pursuant to the terms of a convertible debenture held by RAB dated November 25, 2005 in the principal amount of $1,000,000 due November 21, 2008 and extended by mutual agreement to February 27, 2009 (the “Debenture”).  In accordance with the terms of the Debenture, the principal amount of $1,000,000 plus interest of $14,465.75, accrued from December 1, 2008 through February 27, 2009, was converted into common shares of the Company at a price of $0.20 per share.  Consequently, 5,000,000 common shares were issued to satisfy the conversion of the principal and 72,328 common shares were issued to satisfy conversion of the interest.  After the conversion and issuance of these common shares, the Company had 44,219,712 shares of common stock outstanding.

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009.  On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009.  The certificate for the common shares was delivered on February 23, 2009. While the Company was entitled to issue the common shares to RAB pursuant to an exemption from the registration requirements of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), provided by section 3(a)(9) of the U.S. Securities Act, the terms of the Convertible Debenture required us to register the shares for trading.  A Form S-1 was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the

Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 will be filed to incorporate the audited financial statements and other information contained in this Form 10-K for 2008.  We anticipate that the amended S-1 will be declared effective, as the previous filings were, after appropriate review by the SEC. Should the registration not be declared effective, the shares will be tradable 6 months from the issue date.

On December 1, 2008, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $30,082 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 334,246 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was November 24, 2008.  On that date Goldrich’s common stock closed at $0.09 per share.  Subsequent to the end of the quarter it was determined that an error was made in the issuance of the shares for the December 1, 2008 interest payment.  As allowed by the terms of the Debenture the number of shares to be issued in payment of the interest payment is actually the greater of  the Conversion Price of $0.20 or the closing bid price five (5) business days prior to the due date of the interest payment, which was November 24, 2008.  This resulted in the cancellation of the 334,246 shares and the issuance of 150,410 shares calculated using the $0.20 conversion. The recalculation of shares had no effect on interest expense recognized.

On June 1, 2008, we remitted interest to RAB Special Situations (Master) Fund Limited in the amount $30,082 in the form of stock as allowed by terms of the 6% Convertible Debenture, resulting in 60,164 shares of common stock being issued to the holder.  The stock price used as specified in the Debenture was the closing bid price five (5) business days prior to the due date of the interest payment, which was May 27, 2008.  On that date Goldrich’s common stock closed at $0.50 per share.

In connection with the placement, we issued to the placement agent a 500,000 Class A Warrant under the terms of a Placement Agent Agreement which is convertible into 500,000 common shares at an exercise price of $0.30 until November 21, 2008.  This Class A Warrant included the same mandatory conversion provision as the warrant issued to the debenture holder.  The fair value of this warrant was estimated using the Black-Scholes option pricing model.  The warrant with a fair value of $30,000 was included in deferred financing costs, bringing the total to $130,000 with the cash fee paid to the agent as described above.  The deferred financing costs were amortized over the life of the convertible debenture, which resulted in amortization of $39,725 and $43,332 to interest expense being recorded in 2008 and 2007, respectively.  The Class A Warrant expired on November 21, 2008.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, we were required to allocate value to the warrant issued with the debenture, and to record a discount on the debenture for its conversion feature.  In accordance with EIFT No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we recorded a discount in the amount of $150,000.  This discount was amortized over the life of the convertible debenture, which resulted in accretion of $29,642 and $58,309 to the convertible debenture being recorded in 2008 and 2007, respectively.  With the completion of the amortization in November 2008, the Convertible Debenture then reflected its full face value on our balance sheet.

Also, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the 6% Convertible Debenture were accounted for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Under APB 14, the proceeds received from the investor were allocated to the 6% Debenture and the Warrant in proportion to their respective fair values.  The fair value of the warrants was calculated using the Black-Scholes option pricing model.  The warrants with a fair value of $150,000 were presented as a component of additional paid-in capital in shareholder’s equity.  This discount was amortized over the life of the Convertible Debenture, with the remaining unamortized discount expensed in full when the Warrant was exercised.  The warrants were exercised on March 8, 2007. As a result, amortization of discounts totaling $0 and $87,951 were recognized as interest expense for the years ended December 31, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

With the exception of management consulting contracts, the Convertible Debenture described above, we had no material contractual obligations as of December 31, 2008.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related consolidated  statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2008 to fund normal operations for the next 12 months, and no recurring source of revenue.   These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 27, 2009

Goldrich Mining Company (An Exploration Stage Company) Consolidated Balance Sheets December 31, 2008 and 2007
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 219,724	$1,483,885
Restricted cash	-	31,561
Interest receivable	-	768
IVA taxes receivable	23,788	-
Prepaid expenses	52,721	132,588
Other current assets	56,337	52,547
Deferred financing costs	-	39,725
Total current assets	352,570	1,741,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	715,263	898,898
Mining properties and claims	340,854	502,604
Total property, plant, equipment and mining claims	1,056,117	1,401,502

Other assets:
Other assets	101,935	103,224
Total other assets	101,935	103,224
Total assets	$1,510,622	$3,245,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,564	$200,528
Legal fees payable	67,845	14,333
Other accrued liabilities – other	8,152	19,831
Related party payable	37,800	36,746
Deferred consultant and director fees	15,198	-
Convertible debenture, net of discounts – due within one year	-	970,358
Total current liabilities	167,559	1,241,796

Long-term liabilities:
Accrued interest payable	5,096	5,096
Stock subscription payable	7,560	-
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	1,000,000	-
Total long-term liabilities	1,062,656	55,096
Total liabilities	1,230,215	1,296,892

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock; no par value, 9,000,000 shares authorized;
no shares issued or outstanding
Convertible preferred stock series A; 5% cumulative dividends no par value, 1,000,000 shares authorized; 225,000 shares
issued and outstanding, $450,000 liquidation preference;	225,000	-
Common stock; $0.10 par value, 200,000,000 shares authorized;
39,214,913 and 36,444,112 issued and outstanding, respectively	3,921,491	3,644,411
Additional paid-in capital	7,855,197	6,847,083
Deficit accumulated during the exploration stage	(11,721,281)	(8,542,586)
Total stockholders’ equity	280,407	1,948,908
Total liabilities and stockholders' equity	$ 1,510,622	$3,245,800

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations

			From Inception
	Years Ended		(March 26, 1959)
	December 31,		Through
	2008	2007	December 31, 2008
Revenue:
Royalties, net	$ -	$ -	$ 398,752
Lease and rental	-	-	99,330
Gold sales and other	-	-	31,441
	-	-	529,523
Expenses:
Exploration expense	1,025,769	2,640,987	4,884,488
Management fees and salaries	384,350	349,750	1,925,782
Professional services	250,139	266,158	1,457,804
Other general and administrative expense	514,908	519,880	1,565,290
Office expense	32,689	50,575	340,601
Directors' fees	382,900	20,300	714,925
Mineral property maintenance	21,083	17,157	82,256
Depreciation	182,851	162,971	403,484
Reclamation and miscellaneous	-	-	115,102
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss on disposal of mining properties
and claims and equipment	189,281	-	189,281
	2,983,970	4,027,778	11,757,585
Other (income) expense:
Interest income	(10,239)	(168,302)	(278,080)
Foreign exchange loss	75,433	-	75,433
Interest expense and finance costs	129,531	283,356	695,866
Total other (income) expense	194,725	115,054	493,219

Net loss	$ 3,178,695	$ 4,142,832	$ 11,721,281

Net loss per common share – basic	$ 0.08	$ 0.12
Weighted average common
Shares outstanding-basic	37,690,123	35,376,426

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
				Basis of				Accumulated
				Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Exploration	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total

1959	Issuance of shares	X			441,300	$44,130
	Net loss							$(428)		$43,702

1960	Issuance of shares	X			433,780	43,378
	Net loss							(769)		42,609

1961	Issuance of shares	X			306,620	30,662
	Issuance of shares	X			25,010	2,501	$5,002
	Net loss							(12,642)		25,523

1962	Issuance of shares	X			111,239	11,124
	Issuance of shares	X			248,870	24,887	49,773
	Issuance of shares		Mining leases	Par value of stock issued	600,000	60,000
	Net loss							(5,078)		140,706

1963	Issuance of shares	X			223,061	22,306
	Issuance of shares	X			27,000	2,700	5,400
	Sale of option						110
	Net loss							(5,995)		24,521

1964	Net loss							(8,913)		(8,913)

1965	Issuance of shares	X				19,167	1,917	3,833
	Issuance of shares		Salaries	Price per share issued for cash
				during period	19,980	1,998	3,996
	Net loss							(9,239)		2,505

1966	Issuance of shares	X			29,970	2,997
	Issuance of shares	X			5,200	520	520
	Net loss							(7,119)		(3,082)

1967	Issuance of shares	X			3,700	370	740
	Issuance of shares		Engineering and	Par value of stock issued	24,420	2,442
			management fees
	Issuance of shares		Accounting fees		2,030	2,03	406
	Net loss							(5,577)		(1,416)

1968	Issuance of shares	X			64,856	6,486	12,971
	Issuance of shares		Salaries	Price per share issued for	19,980	1,998	3,996
	Issuance of shares		Directors’ fees	cash during period	30,000	3,000	6,000
	Net loss							(7,322)		27,129

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
				Basis of				Accumulated
				Assignment of			Additional	During the
		Shares Issued for		Amount	Common stock		Paid-in	Exploration	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total

1969	Issuance of shares	X			12,760	$1,276	$2,552
	Issuance of shares	X			338,040	33,804	85,432
	Issuance of shares		Salaries	Approximate price per share	24,000	2,400	4,800
	Issuance of shares		Consideration for	issued for cash during period
			co-signatures		50,004	5,000	10,001
	Net income							$2,272		$147,537

1970	Issuance of shares	X				1,000		100	400
	Issuance of shares		Salaries	Price per share issued for cash in
				prior period	1,500	150	300
	Issuance of shares		Salaries	Price per share issued for cash in
				current period	444	44	178
	Net loss							(8,880)		(7,708)

1971	Issuance of shares	X			13,000	1,300	1,500
	Issuance of shares		Purchase of assets of	Par value of stock issued	336,003	33,600
			Chandalar Mining &
			Milling Co.
	Net loss							(2,270)		34,130

1972	Issuance of shares		Purchase of assets of	Par value of stock issued	413,997	41,400
			Chandalar Mining &
			Milling Co.
	Issuance of shares		Additional exploratory	Dollar value of liabilities paid	55,657	5,566	15,805
			costs through
			payment of
			Chandalar Mining &
			Milling Co. liabilities
	Receipt of treasury stock				(125,688)	(12,569)	(977)		$(13,546)
	in satisfaction
	of accounts receivable
	and investment in
	Chandalar Mining &
	Milling Co.
	Issuance of shares		Mining claims	Par value of stock issued	2,240,000	224,000			13,527
	Net loss							(65,175)		208,031

1973	Net loss							(16,161)		(16,161)

1974	Net loss							(13,365)		(13,365)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
				Basis of				Accumulated
				Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Exploration	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capial	Stage	Stock	Total

1975	Net loss							$ (15,439)		$ (15,439)

1976	Net loss							(5,845)		(5,845)

1977	Issuance of shares		Purchase of assets of	Par value of stock issued	1,100,100	$ 110,010
			Mikado Gold Mines
	Net loss							(15,822)		94,188

1978	Issuance of shares		Mining claims	Par value of stock issued	400,000	40,000
	Issuance of shares		Directors' fees	Approximate market price per share	40,000	4,000	$ 3,200
	Issuance of shares		Management fees,	Approximate market price per share	109,524	10,952	8,762
			notes payable, and
			accrued interest
	Net loss							(39,144)		27,770

1979	Net loss							(18,388)		(18,388)

1980	Net loss							(34,025)		(34,025)

1981	Net loss							(32,107)		(32,107)

1982	Issuance of shares		Directors' fees	Approximate market price per share	40,000	4,000	20,000
	Net loss							(70,165)		(46,165)

1983	Net loss							(10,416)		(10,416)

1984	Net loss							(63,030)		(63,030)

1985	Issuance of shares		Directors' fees	Approximate market price per share	40,000	4,000	12,000
	Net loss							(78,829)		(62,829)

1986	Issuance of shares	X			44,444	4,444	5,556
	Net loss							(32,681)		(22,681)

1987	Issuance of shares		Officer salary		166,000	16,600	18,500
	Issuance of stock option
			Legal fees	Approximate market price per share			12,360
	Issuable shares		Directors' fees				4,095
	Issuance of stock option
			Equipment	Value of equipment			60,000
	Net loss							(48,057)		63,498

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
								Accumulated
				Basis of Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Exploration	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total

1988	Issuance of shares		Officer salary		194,444	$ 19,444	$ (1,944)
	Issuance of stock option		Legal fees	Approximate market price per share			6,200
	Issuable shares		Directors' fees				1,080
	Issuance of shares		Settlement of stock option	Approximate market price when option was granted	58,860	5,886	(5,886)

	Issuance of shares		Settlement of stock right	Approximate market price when
				right was granted	19,500	1,950	(1,950)
	Net loss							$ (46,961)		$ (22,181)

1989	Issuance of shares		Settlement of stock option	Approximate market price when option
				was granted	68,888	6,889	(6,889)

	Issuance of shares		Settlement of stock right	Approximate market price when right
				was granted	12,000	1,200	(1,200)
	Net loss							(59,008)		(59,008)

1990	Net loss							(37,651)		(37,651)

1991	Issuance of shares		Directors' fees	Approximate market price per share	24,000	2,400
	Purchase of 20,000
	treasury shares	X							(1,500)
	Net loss							(42,175)		(41,275)

1992	Purchase of 32,000
	treasury shares	X							(1,680)
	Net loss							(41,705)		(43,385)

1993	Net loss							(71,011)		(71,011)

1994	Issuance of stock
	option		Officer compensation	Approximate market price per share			6,250
	Net loss							(43,793)		(37,543)

1995	Issuance of shares		Officer compensation	Approximate market price per share	153,846	15,385	4,615
	Purchase of 65,000
	treasury shares	X							(4,975)
	Net loss							(30,728)		(15,703)

1996	Net loss							(39,963)		(39,963)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
								Accumulated
				Basis of Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Exploration	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total
1997	Expiration of stock option						$ (6,250)			$ (6,250)

	Net loss							$ (31,828)		(31,828)

1998	Net loss							(30,681)		(30,681)

1999	Net loss							(57,812)		(57,812)

2000	Net loss							(37,528)		(37,528)

2001	Net loss							(20,007)		(20,007)
	Balances, December 31, 2001				8,468,506	$ 846,850	$ 351,237	$ (1,221,460)	$ (8,174)	$ (31,547)

2002	Net loss							(12,691)		(12,691)
	Balances, December 31, 2002				8,468,506	$ 846,850	$ 351,237	$ (1,234,151)	$ (8,174)	$ (44,238)

2003	Issuance of shares and warrants		Conversion of related party debts	Fair value of shares issued	1,930,130	193,013	19,323			212,336

	Issuance of shares and warrants		To reimburse payment of	Fair value of shares issued	150,000	15,000				15,000
				professional service fees
	Issuance of shares and warrants	X			1,100,000	110,000	80,310			190,310

	Issuance of treasury shares (50,000)		Officer signing bonus	Fair value of shares issued			4,010		3,490	7,500

	Issuance of shares and warrants		Mining claims	Fair value of shares issued	350,000	35,000				35,000

	Net loss							(221,772)		(221,772)
	Balances, December 31, 2003				11,998,636	1,199,863	$ 454,880	$ (1,455,923)	$ (4,684)	$ 194,136

2004	Issuance of shares and warrants		Conversion of related party debts	Fair value of shares issued	824,370	82,437				82,437

	Issuance of shares and warrants		Success award	Fair value of shares issued	887,500	88,750				88,750

	Issuance of shares through warrant
	exercise ($0.20)	X			1,090,000	109,000	109,000			218,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
								Accumulated
				Basis of Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Development	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total
	Issuance of shares through warrant
	exercise of ($0.40)	X			173,611	$ 17,361	$ 52,952			$ 70,313

	Issuance of treasury shares (67,103)		Officer promotion	Fair value of shares issued			2,026		$ 4,684	6,710

	Issuance of stock options		Directors compensation	Intrinsic method			59,200			59,200

	Issuance of shares		Directors compensation	Fair value of shares issued	300,000	30,000	54,000			84,000

	Issuance of shares		Professional services	Fair value of shares issued	90,000	9,000	20,400			29,400

	Net loss							$ (553,178)		(553,178)
	Balance, December 31, 2004				15,364,117	$1,536,411	$752,458	$(2,009,101)	$ 0	$ 279,768

2005	Issuance of shares		Professional services	Fair value of shares issued	50,000	5,000	9,000			14,000

	Issuance of shares		Professional services	Fair value of shares issued	112,903	11,291	14,678			25,969

	Issuance of shares through
	warrant exercise	X			75,000	7,500	9,375			16,875

	Issuance of shares		Professional services	Fair value of shares issued	31,400	3,140	2,197			5,337

	Issuance of shares and warrants
	by private placement	X			500,000	50,000	75,000			125,000

	Issuance of shares and warrants
	by private placement	X			700,000	70,000	105,000			175,000

	Discount of convertible debenture		Discount	Fair value of warrant issued			150,000			150,000
	for value of detached warrant
	issued

	Discount of convertible debenture		Discount	Intrinsic method			150,000			150,000
	for beneficial conversion feature

	Issuance of warrant for		Financing costs	Fair value of warrant issued			30,000			30,000
	deferred finance costs

	Net loss							(386,249)		(386,249)
	Balance, December 31, 2005				16,833,420	$1,683,342	$1,297,708	$(2,395,350)	$ 0	$ 585,700

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2008
								Deficit
								Accumulated
				Basis of Assignment			Additional	During the
		Shares Issued for		of Amount	Common stock		Paid-in	Development	Treasury
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Capital	Stage	Stock	Total

2006	Issuance of shares and warrants
	by private placement, net	X			3,895,000	$ 389,500	$ 466,244			$ 855,744

	Issuance of shares and warrants
	by private placement, net	X			5,600,000	560,000	670,337			1,230,337

	Issuance of shares		Professional services	Fair value of shares issued	25,000	2,500	10,000			12,500

	Issuance of shares		Corporate management exp	Fair value of shares issued	25,000	2,500	7,500			10,000

	Issuance of shares		Investor expense	Fair value of shares issued	25,000	2,500	13,250			15,750

	Issuance of shares		Director’s fees	Fair value of shares issued	50,000	5,000	27,500			32,500

	Issuance of options		Compensation expense	Fair value of options issued			58,715			58,715

	Issuance of shares		Interest expense	Fair value of shares issued	48,750	4,875				61,480

	Issuance of shares through
	warrant exercise	X			300,000	30,000	60,000			90,000

	Issuance of shares through
	option exercise	X			50,000	5,000	6,000			11,000

	Issuance of shares and warrants
	by private placement, net	X			3,012,002	301,200	2,498,785			2,799,985

	Net loss							$(2,004,404)		(2,004,404)

	Balance, December 31, 2006				29,864,172	$ 2,986,417	$ 5,172,644	$(4,399,754)	$ 0	$ 3,759,307

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2008
		Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Treasury Stock	Total
2007	Balance, December 31, 2006				29,864,172	$29,864,172			$ 5,172,644	$ (4,399,754)	$ 0	$ 3,759,307
	Issuance of shares
	by exercise of Class A
	Warrants, net	X			2,590,000	259,000			518,000			777,000
	Issuance of shares
	by exercise of Class B
	Warrants, net	X			3,465,194	346,519			869,414			1,215,933
	Issuance of shares
	by exercise of 2005 Private
	Placement Warrants, net	X			400,000	40,000			100,000			140,000
	Issuance of shares		Adjustments – other		1,000	100			(100)			-
	Issuance of shares		Corporate Management	Fair value of shares issued	50,000	5,000			48,500			53,500
	Issuance of shares		Interest expense	Fair value of shares issued	63,746	6,375			53,625			60,000
	Issuance of shares		Compensation expense	Fair value of shares issued					78,000			78,000
	Issuance of shares		Mineral properties and claims	Fair value of shares issued	10,000	1,000			7000			8,000
	Net loss									(4,142,832)		(4,142,832)
2008	Balance, December 31, 2007				36,444,112	$ 3,644,411	0	$ 0	$ 6,847,083	$ (8,542,586)	$ 0	$ 1,948,908
	Issuance of shares and warrants by Private Placement, net	X			971,666	97,167			484,732			581,899
	Issuance of shares by Private Placement	X					225,000	225,000				225,000
	Issuance of shares		Investor expense	Fair value of shares issued	44,400	4,440			28,092			32,532
	Issuance of shares		Corp mngmt & Director fees	Fair value of shares issued	1,196,052	119,605			106,835			226,440
	Issuance of shares		Interest expense	Fair value of shares issued	394,410	39,441			20,723			60,164
	Issuance of options		Corp mngmt & Director fees	Fair value of options issued					288,000			288,000
	Issuance of options		Investor Expense	Fair value of options issued					51,500			51,500
	Issuance of shares		Compensation expense	Fair value of shares issued	164,273	16,427			28,232			44,659
	Net Loss									(3,178,695)		(3,178,695)
	Balance, December 31, 2008				39,214,913	$ 3,921,491	225,000	$225,000	$7,855,197	$(11,721,281)	$ 0	$ 280,407

The accompanying notes are an integral part of these financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$ (3,178,695)	$ (4,142,832)	$ (11,721,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,852	162,971	403,978
Loss on disposal of mining property	188,276	-	188,276
Loss on sale of equipment	945	3,443	4,388
Common stock and warrants issued
for salaries and fees	303,631	53,500	859,781
Common stock issued for interest	60,164	60,000	181,644
Compensation expense
for stock option grants	339,500	78,000	476,215
Amortization of discount on convertible
debenture	-	87,951	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	29,642	58,309	150,000
Amortization of deferred financing costs	39,725	43,332	130,000
Change in:
Interest receivable	768	(768)	-
IVA taxes receivable	(23,788)	-	(23,788)
Prepaid expenses	79,869	(120,659)	(52,721)
Other assets	1,289	(82,323)	(101,935)
Other current assets	(3,791)	-	(56,337)
Accounts payable	(161,964)	128,954	38,564
Legal fees payable	53,512	14,333	67,845
Other accrued liabilities	(11,679)	(733)	8,152
Accrued interest payable	-	-	5,096
Related party payable	1,054	36,746	37,800
Deferred consultant and director fees	15,198	-	15,198
Accrued commissions payable and other		(180,720)	277,523
Convertible success award, Walters GRMC	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used by operating activities	(2,083,492)	(3,800,496)	(8,822,852)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional and exploratory costs	-	-	626,942
Proceeds from the sale of equipment	2,800	324	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(2,953)	(720,401)	(1,142,810)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(26,536)	(161,750)	(503,890)
Change in restricted cash	31,561	(31,561)	0
Net cash provided (used) by investing activities	4,872	(913,388)	(956,634)

The accompanying notes are an integral part of these financial statements

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008

Cash flows from financing activities:
Proceeds from related party debt	-	-	100,000
Payments on related party debt	-	-	(100,000)
Increase in stock subscription payable	7,560	-	7,560
Proceeds from issuing convertible debenture net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in
connection with exercise of options and
warrants	581,899	2,132,933	2,815,832
Proceeds from issuance of common stock, net of
offering costs	-	-	6,082,045
Proceeds from issuance of preferred stock	225,000	-	225,000
Payments on capital lease payable		(22,061)	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided by financing activities	814,459	2,110,872	9,999,210

Net increase (decrease) in cash and
cash equivalents	(1,264,161)	(2,603,012)	219,724

Cash and cash equivalents, beginning of period	1,483,885	4,086,897	-
Cash and cash equivalents, end of period	$ 219,724	$ 1,483,885	$ 219,724

Supplemental disclosures of cash flow information:

Cash paid for interest	$ -	$ -	$ 45,453

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ 8,000	$ 43,000
Additions to property, plant and equipment
acquired through capital lease	$ -	$ -	$ 23,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”), was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company’s common stock trades on the NASD OTCBB exchange under the ticker symbol GRMC.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2008 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Because of the Company’s need to conserve cash, all discretionary spending and exploration spending has been placed on hold.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary in Mexico, Minera LSG, SA. All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Cash and Cash Equivalents and Restricted Cash

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent. Cash or cash equivalents which secure debt instruments, credit facilities, reclamation or environmental bonds, or that are otherwise limited or restricted in their usage, are reported separately and not included in cash and cash equivalents.

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight line basis. Of the Company’s assets, $418,130 are being depreciated over lives of five and three years and $691,240 are being depreciated over seven years, resulting in total depreciation expense of $182,852 and $162,971 being recognized for 2008 and 2007, respectively.

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2005 through 2007 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Net Loss Per Share

Basic EPS is computed as net income available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. The dilutive effect of convertible and exercisable securities would be:

For years ended December 31,	2008	2007
Convertible preferred stock	1,350,000	-
Stock options	2,415,000	515,000
Selling agent options	-	225,900
Warrants	2,717,639	4,647,807
Convertible debenture	5,000,000	5,000,000
Total possible dilution	11,482,639	10,388,707

At December 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Mining Properties and Claims

The Company capitalizes costs for mining properties and claims in accordance with EITF 04-02, which when applied to the Company, generally requires capitalization of costs of acquiring mineral properties, while costs to maintain mineral rights and leases are expensed as incurred. Exploration costs are expensed in the period in which they occur. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, interest receivable and interest payable approximated their fair values as of December 31, 2008 and 2007. The convertible debenture approximated its fair value after consideration of the fair value of the related embedded beneficial conversion feature of $0 and $29,642 and detached warrants of $0 and $29,642 for the years ended December 31, 2008 and 2007, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s financing activities are amortized using the effective interest method over the life of the related financing.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), a revision of SFAS 123, “Share-based payment”. SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. See Note 6 for additional information.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

Financial Instruments Potentially Settled in Shares of Company Stock

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Fair value considerations required by these pronouncements are estimated using the Black-Scholes option pricing model. Note 5 “Convertible Debenture” of these financial statements contains details of application of these pronouncements to a Convertible Debenture issued by the Company in 2005. There are no such transactions in 2007 and 2008.

Adopted Accounting Pronouncements

On November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 157”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement did not have a material effect on the Company’s financial statements.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Adopted Accounting Pronouncements, continued:

The fair value measurement;

a)

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b)

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as a result of the adoption of SFAS No. 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Adopted Accounting Pronouncements, continued:

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

On January 1, 2007, the Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard. There was no impact on the financial statements as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

New Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined that there will be little or no effect on its consolidated financial statements, upon adoption of SFAS 141(R) or SFAS No. 160, due to the absence of noncontrolling interests being held by the Company.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

Equipment

At December 31, 2008 and 2007, the Company’s equipment classifications were as follows:

	2008	2007
Exploration equipment	$ 737,313	$ 737,313
Vehicles and rolling stock	331,661	337,806
Office and other equipment	40,950	37,998
Total	$ 1,109,924	$ 1,113,117
Accumulated depreciation and amortization	(394,661)	(214,219)
Equipment, net of depreciation
and amortization	$ 715,263	$ 898,898

Mining Properties and Claims

At December 31, 2008 and 2007, the Company’s mining properties and claims were as follows:

	2008	2007
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	33,854	33,854
Marisol claims	8,000	69,750
Livengood claims, exclusivity agreement	-	100,000
Total	$ 340,854	$ 502,604

During 2008, the Company invested $12,526 in Mining claims in Marisol, Mexico and $14,000 in Pedra de Fogo, Brazil. In early 2008, the Company’s Board of Directors completed its consideration of the Livengood property and determined that its economics was not a compatible investment for the Company. In accordance with that decision, the Company surrendered its exclusivity rights to the Livengood claims and wrote-off the $100,000. In 2008, the Company relinquished its interests in the Marisol, Mexico property by electing not to remit lease payments then due to the owners of the surface and mineral rights of the property. The Company wrote off $74,276 of Mining claims associated with this property. In 2008, the Company relinquished its interests in the Pedra de Fogo, Brazil property by electing not to remit claims lease payments. The Company wrote off $14,000 of Mining claims associated with this property

4.   RELATED PARTY TRANSACTIONS

During 2008 and 2007, the Company engaged a consulting firm owned by its Chief Financial Officer to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $4,125 and $20,662, respectively, to this related party. During 2008 and 2007, Company securities were issued to certain of its officers and directors in connection with the service of each person in their respective positions. Full disclosure of issuance of these securities is contained in Note 6.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.  CONVERTIBLE DEBENTURE

On November 21, 2005, the Company closed a private placement, issuing a 6% Convertible Debenture in the principal amount of $1,000,000 and a detached 2,500,000 Class A Warrant to one institutional investor. The Debenture is convertible at any time at the option of the holder into shares of Common Stock, $0.10 par value, at $0.20 per share, subject to certain adjustments. The Warrant was exercised on March 8, 2007 to acquire 2,500,000 common shares at an exercise price of $0.30 per share. The Convertible Debenture matured on November 21, 2008 however, Goldrich and the holder of the debenture, RAB Special Situations Fund, agreed to reset the maturity date to February 27, 2009 in order to allow some time to find satisfactory alternatives to conversion. The Convertible Debenture is transferable. The Convertible Debenture contains a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the Debenture in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares is sustained at or above $0.50 per share for five consecutive trading days. See Subsequent Events for conversion of the Convertible Debenture in February 2009.

Upon the issuance of the 6% Convertible Debenture on November 21, 2005, the Company was required to allocate  value to the Warrant issued with the Debenture, and to record a discount on the Debenture for the fair value of its beneficial conversion feature. In accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded a discount in the amount of $150,000. This discount is being amortized over the life of the Convertible Debenture, which resulted in accretion of $29,642 and $58,309 to the

Convertible Debenture being recorded as interest expense for the years ended December 31, 2008 and 2007, respectively.

Also, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Warrants issued in connection with the Convertible Debenture were accounted for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Under APB 14, the proceeds received from the investor are to be allocated to the Debenture and the Warrant in proportion to their respective fair values. The fair value of the Warrants was estimated using the Black-Scholes option pricing model. The Warrants with a fair value of $150,000 were presented as a component of additional paid-in capital in shareholders’ equity. This discount is being amortized over the life of the Convertible Debenture. As a result, amortization of discounts totaling $0 and $87,951 were recognized as interest expense for the years ended December 31, 2008 and 2007, respectively.

6.   STOCKHOLDERS’ EQUITY

Common Stock Issued to Directors, Officers and Management

At the August 27, 2008 regular meeting of the Board of Directors, the Board voted to issue options or restricted shares with each director receiving 300,000 options or restricted shares, the President, Dick Walters, receiving 400,000 options or restricted shares and the CFO, Ted Sharp receiving 200,000 options or restricted shares. A total of 900,000 shares of stock were issued at the closing price on August 27, 2008 of $0.20 per share and 1,800,000 options were issued at a fair value of $288,000.

On May 1, 2007 the Board of Directors of the Company appointed Rodney A. Blakestad Vice President of Exploration. In connection with Mr. Blakestad’s appointment the Company granted 50,000 shares of Common Stock and 100,000 Stock Options under the Restated 2003 Share Incentive Plan on May 7th, 2007 as part of his employment agreement. As a result the Company recognized $78,000 of share based expense for 2007, estimated using the fair value of the options issued at the date of grant.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.   STOCKHOLDERS’ EQUITY, CONTINUED:

Common Stock Issued for Property

On November 27, 2007, the Company issued 10,000 common shares under the Restated 2003 Share Incentive Plan to Mr. Steve Hubbard as a finder’s fee payment related to the acquisition of a mineral exploration property as provided for in a Finder’s Agreement dated October 20, 2007. The services were provided in relation to the acquisition of the Marisol mineral exploration property in Sonora State, Mexico. An amount of $8,000 was capitalized to Mining properties and claims in connection with the issuance based on the market price of the shares at the date of issuance.

Common Stock Issued for Interest Expense on Convertible Debenture

On June 1, 2008 and again on December 1, 2008, the Company issued stock to RAB Capital PLC, the holder of the Convertible Debenture, to satisfy interest payment obligations as provided in the Debenture agreement. After calculating the interest due on the Debenture at 6%, the closing price of the Company’s common stock five (5) business days prior to the interest payment date was used to calculate the number of common shares required to be issued to satisfy the interest obligation. Accordingly, the Company issued 60,164 shares on June 1, 2008 and 334,246 shares on December 1, 2008. Interest expense of $60,164 was recorded for 2008 in connection with the issuance based on the value of the shares issued. Subsequent to the end of the quarter it was determined that an error was made in calculating the number of shares for the December 1, 2008 interest payment. As allowed by the terms of the Debenture the number of shares to be issued in payment of the interest payment is limited to the greater of the Conversion Price of $0.20 or the closing bid price five (5) business days prior to the due date of the interest payment. Because the closing price for the five business days prior to the due date, November 24, 2008, was below $0.20, the number of shares to be issued should have been calculated using the greater $0.20. This resulted in the cancellation of the 334,246 shares in January 2009 and the issuance of 150,410 shares calculated using the $0.20 conversion. The recalculation of shares had no effect on the interest expense recognized.

Private Placements

On April 8, 2008, the Company closed a private placement of 971,666 Units, at a price of $0.60 per unit, each unit consisting of one share of the Company’s common stock and one half of a two-year Class D warrant to purchase a share of common stock at an exercise price of $0.85 for each full share in the first year and $1.25 for each full share in the second year. The Company received net proceeds of $581,899 in connection with the private placement. The Company granted registration rights to the investors.

On October 31, 2008, the Company closed a private placement of 225,000 Units, at a price of $1.00 per unit, each unit consisting of one share of Series A 5% Convertible Preferred shares, convertible into six shares of common stock, subject to customary adjustment for stock splits, dividends, recapitalization and other similar corporate transactions. The Series A Preferred shares carry a liquidation preference equal to $2.00 per share and accrue cumulative dividends at 5% per annum to the holder, payable upon conversion of the shares. Each share has the right to vote on corporate matters equal to the number of common shares to which the preferred shares could be converted. The Company received proceeds of $225,000 in connection with the private placement. The Company did not grant registration rights to the investors in this series of preferred shares.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.   STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants:

For the years ended December 31, 2008 and 2007, the Company had the following types of stock purchase warrants outstanding:

2005 Private Placement Warrants

Warrants were issued in connection with the Company’s private placement of its common stock on August 12, 2005, and were exercisable at $0.30, $0.35 and $0.40 per common share in the respective three successive years and expired in the third and fourth quarters of 2008, three years from their purchase date. These warrants contained no mandatory conversion provision. At December 31, 2008 and 2007 there were 0 and 500,000 of these warrants issued and outstanding, respectively.

Class A Warrants

The Class A Warrants were issued in connection with the Company’s private placement of its common stock on November 21, 2005, and were exercisable at $0.30 per common share and expired on November 21, 2008. The Class A Warrants contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares was sustained at or above $0.75 per share for five consecutive trading days. At December 31, 2008 and 2007 there were 0 and 410,000 Class A Warrants issued and outstanding with exercise privileges for a total of nil and 410,000 common shares, respectively.

Class B Warrants

The Class B Warrants were issued in connection with the Company’s private placement of its common stock on January 31, 2006 and February 24, 2006, and expire three years from the date of issuance in 2009. The Class B Warrants are exercisable at $0.35 per common share in the first year, $0.50 per common share in the second year and $0.65 per common share in the third year. The Class B Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days. At December 31, 2008 and 2007 there were 2,231,806 Class B Warrants issued and outstanding for each year.

Class C Warrants

The Class C Warrants were issued in connection with the Company’s private placement of its common stock on December 27, 2006, and were exercisable at $1.50 per common share and expired two years from the date of issuance on December 27, 2008. The Class C Warrants contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares was sustained at or above $2.00 per share for five consecutive trading days. At December 31, 2008 and 2007, there were nil and 1,506,001 Class C Warrants issued and outstanding, respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.   STOCKHOLDERS’ EQUITY, CONTINUED:

Class D Warrants

The Class D Warrants were issued in connection with the Company’s private placement of its common stock on April 8, 2008 and expire two years from the date of issuance in 2010. The Class D Warrants are exercisable at $0.85 per common share in the first year, $1.25 per common share in the second year. These warrants contain no mandatory conversion provision. At December 31, 2008 there were 485,833 Class D Warrants issued and outstanding.

The following is a summary of warrants for 2008 and 2007:

	Shares	Exercise Price	Expiration Date
2005 Private Placement Warrants:
Outstanding and exercisable at December 31, 2006	900,000	0.35-0.40
Warrants exercised	400,000	0.35
Outstanding and exercisable at December 31, 2007	500,000	0.40
Warrants expired	500,000
Outstanding and exercisable at December 31, 2008	-		July - December 2008

Class A Warrants:
Outstanding and exercisable at December 31, 2006	3,000,000	0.30
Warrants exercised	2,590,000
Outstanding and exercisable at December 31, 2007	410,000	0.30
Warrants expired	410,000
Outstanding and exercisable at December 31, 2008	-		November 21, 2008

Class B Warrants:
Outstanding and exercisable at December 31, 2006	5,697,000	0.35-0.65
Warrants exercised	3,465,194
Outstanding and exercisable at December 31, 2007	2,231,806	0.35-0.65
Outstanding and exercisable at December 31, 2008	2,231,806	0.65	January - March 2009

Class C Warrants:
Outstanding and exercisable at December 31, 2006	1,506,001	1.50
Outstanding and exercisable at December 31, 2007	1,506,001	1.50
Warrants expired	1,506,001
Outstanding and exercisable at December 31, 2008	-		December 27, 2008

Class D Warrants:
Warrant issued April 8, 2008	485,833	0.85-1.25
Outstanding and exercisable at December 31, 2008	485,833		April 8, 2010
Weighted average exercise of warrants outstanding at December 31, 2008		0.71

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.   STOCKHOLDERS’ EQUITY, CONTINUED:

Stock-Based Compensation:

At December 31, 2008 and 2007, the Company recognized share-based compensation for key employees, non-employee directors and management consultants of $288,000 and $78,000, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year. In addition, in 2008, the Company recorded $51,500 in General and administration expense representing the fair value of stock options issued to an investor relations consulting firm.

Stock Options:

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation, compared with 6 months in the case of the Restated 2003 Share Incentive Plan in effect until May of 2008. The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Restated 2003 Share Incentive Plan, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2008, there were a total of 1,515,600 shares available for grant in the 2008 Plan, and 2,415,000 options exercisable and outstanding, with no unrecognized compensation cost related to unvested stock options.

For the year ended December 31, 2008 and 2007, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2008		2007
	Low	High
Risk-free interest rate	4.04%	4.65%	4.79%
Expected dividend yield	--	--	--
Expected term	6 years	10 years	5 years
Expected volatility	60.6%	94.6%	76.1%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.   STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options, continued:

A summary of stock option transactions for the years ended December 31, 2008 and 2007 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	320,000	$ 0.22
Granted	200,000	$ 0.55
Exercised	(50,000)	$ 0.22
Forfeited	(55,000)	$ 0.22
Options outstanding at December 31, 2007	515,000	$ 0.51	7.9	$163,100
Granted	1,900,000	$ 0.21
Options outstanding and exercisable at December 31, 2008	2,415,000	$ 0.29	9.05	$0
Options available for future grants	1,515,600

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2008 and 2007 were $0.21 and $0.78, respectively, per share. There were no options exercised during 2008.

7.   REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site on its Chandalar property contained elevated levels of mercury. In response to the notification, the Company engaged a professional mineral engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 160 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site. Management determined that its accrual for remediation should be adjusted based upon estimated general and administrative costs included in the remediation effort and the affect of inflation on the 1994 cost estimate. Accordingly, the Company increased the accrual. During 2008, samples taken by an independent laboratory confirmed the 1990 findings. At December 31, 2008 the Company has estimated a potential undiscounted cash cost of approximately $50,000 to remediate the site and perform other regular and normal remediation activities.

The Company maintains its position that this accrual is sufficient to fund the yet to be expended remediation activities. The Company's remediation cost accrual is classified as a non-current liability, as management believes its remediation activities will not occur during the upcoming year.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

8.   INCOME TAXES

At December 31, 2008 and 2007, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods. The deferred tax assets were calculated based on an expected future tax rate of 34%. Following are the components of such assets and allowances at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets arising from:
Unrecovered promotional and exploratory costs	$ 127,000	$ 127,000
Non-deductible accrued remediation costs	17,000	17,000
Non-deductible share based compensation	162,000	46,000
Net operating loss carryforwards	3,480,000	2,412,000
	3,786,000	2,602,000
Less valuation allowance	(3,786,000)	(2,602,000)
Net deferred tax assets	$ 0	$ 0

At December 31, 2008 and 2007, the Company had federal tax-basis net operating loss carryforwards totaling $10,235,438 and $7,094,306, respectively, which will expire in various amounts from 2012 through 2028.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation. Due to the change in ownership during June 2003, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2008, this limitation is applicable to accumulated net operating losses of approximately $72,591, which were incurred prior to the change of ownership and would limit the use of the Company’s respective, existing losses.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.   SUBSEQUENT EVENTS

In February 2009, the Company issued a total of 5,072,328 common shares to RAB Special Situations (Master) Fund Limited (“RAB”), pursuant to the terms of a convertible debenture held by RAB dated November 25, 2005 in the principal amount of $1,000,000 due February 27, 2009 (the “Debenture”). In accordance with the terms of the Debenture, the principal amount of $1,000,000 plus interest of $14,466, accrued from December 1, 2008 through February 27, 2009, was converted into common shares of the Company at a price of $0.20 per share. Consequently, 5,000,000 common shares were issued to satisfy the conversion of the principal and 72,328 common shares were issued to satisfy conversion of the interest. After the conversion and issuance of these common shares, the Company had 44,219,712 shares of common stock outstanding.

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 will be filed to incorporate the audited financial statements and other information contained in this Form 10-K for 2008.  The Company anticipates that the amended S-1 will be declared effective, as the previous filings were, after appropriate review by the SEC. Should the registration not be declared effective, the shares will be tradable 6 months from the issue date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.   Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Code of Ethics

The Board of Directors considers and implements our business and governance policies.

On November 7, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics for directors, officers and executive officers of Goldrich Mining Company and its subsidiaries and affiliates.  All our directors and employees have been provided with a copy of this Code, and it is posted on our World Wide Web site at www.goldrichmining.com.  The document is intended to provide guidance for all directors and employees (including officers) and other persons who may be considered associates of our company to deal ethically in all aspects of its business and to comply fully with all laws, regulations, and company policies.  If we make any amendments to this Code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code to our chief executive officer, or chief financial officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission.  A copy of the Code will be sent without charge to anyone requesting a copy by contacting us at our principal office.

This Code is in addition to other detailed policies relevant to business ethics that we may adopt from time to time.

Insider Trading Policy

We adopted an Insider Trading Policy on February 13, 2006.  The policy defines an “insider” as a person who possesses, or has access to, material information concerning us that has not been fully disclosed to the public.  Any employee, officer or director who believes he or she would be regarded as an insider who is contemplating a transaction in our stock must contact our CEO or CFO prior to executing the transaction to determine if he or she may properly proceed.  In addition, all officers, directors and employees listed within the policy are prohibited from trading in our securities except during limited trading windows defined within the policy.  Our Insider Trading Policy is posted on our website at www.goldrichmining.com.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Exploration Advisory Committee.

Audit Committee

The members of the Audit Committee are Mr. Eickerman (who acts as Chairman), Mr. Orchow and Mr. Schara. Each of the Directors is considered “independent” as defined by NASDAQ listing standards and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Kenneth S. Eickerman meets the definition of “audit committee financial expert” set forth in Item 401 of Regulation S-K, as promulgated by the SEC. The Audit Committee held four meetings during the fiscal year ended December 31, 2008. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

Mr. Eickerman, Mr. Duff and Mr. Fish are the members of the Compensation Committee; this Committee does not have a charter. Mr. Eickerman is the Chairman of the Committee. This Committee receives and considers recommendations from the President for compensation for consultants, management, (including Mr. Walters) and the

Directors. Compensation matters regarding Mr. Walters and Mr. Sharp are recommended to the Board of Directors for their consideration.  The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the 2008 Equity Incentive Plan and Restated 2003 Share Incentive Plan (prior to effectivity of the 2008 Plan) (collectively “the Plan”).  The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan.  The Board of Directors, however, administers the Plan.  The Company does not use compensation consultants.  This Committee held two meetings in 2008.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters; this Committee adopted a Charter at a meeting held May 7, 2007.  The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders.  This Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small, gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry.  The Committee did not hold any meetings in 2008.

Exploration Advisory Committee

The Exploration Advisory Committee is composed of Mr. Bigelow and Mr. Duff.  The members of this Committee have many years of experience in precious metal exploration, management and industry knowledge. The Committee acts as advisors to our management team in matters related to exploration properties and activities. This Committee does not have a charter, nor does the Board of Directors believe it is necessary to adopt specific criteria or procedures for this Committee.  The Committee did not hold any meetings in 2008.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Board of Directors held six meetings in 2008.

The following table and information that follows sets forth, as of March 31, 2008, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
Richard R. Walters	64

Mr. Walters has been the President and a director since June 24, 2003; he was Acting Chief Financial Officer until November 1, 2003.   Mr. Walters spends approximately 80% of his business hours each month on matters related to Goldrich.  He is an economic geologist, and holds a degree in geology from Washington State University (1967).  He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington.  From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina.  In February of 2005, Marifil S.A. was merged into Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange.  Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited. Mr. Walters is also a director of Universal Uranium Ltd, also a public company traded on the Toronto Ventures Exchange.

Charles C. Bigelow	77

Mr. Bigelow has been a director since June 30, 2003.  Mr. Bigelow spends approximately 15 hours per month on matters related to Goldrich.  He is an economic geologist with a degree in geology from Washington State University (1955).  From 1972 to June 2005, he has served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska.  During the previous five years, he was also a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange.  Mr. Bigelow retired in June 2005 and remains retired.

James K. Duff	64

Mr. Duff was the Chairman of the Board of Directors from June 24, 2003 through March 14, 2007.  Mr. Duff spends approximately 10 hours per month on matters related to Goldrich.  He is a geologist with over 35 years of diverse international experience in the mining industry.  He is currently the Chief Operating Officer of Minera Andes Inc., a position he has held since March 2009.  Minera Andes is a production stage Canadian public company traded on the Canadian Ventures Exchange and the NASD OTCBB.  Previously he worked for Coeur d’Alene Mines Corporation, a public company traded on the New York Stock exchange, for 18 years where he was President of South American Operations and prior to that Vice President of Business Development.  Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures, and is currently serving as a director of that company.  American International Ventures is a U.S. gold exploration company that trades on the NASD OTCBB.  He has a BS degree in geology from the Mackay School of Mines at the University of Nevada and an MS degree in geology from the University of Idaho.  He has completed graduate studies in international business management at the Whitworth University School of Global Management and Commerce in Spokane, Washington and the Program for Management Development at the Harvard School of Business.  He is a past President and honorary Life Member of the Northwest Mining Association and a Registered Professional Geologist.

James A. Fish	78

Mr. Fish has been a director since June 24, 2003.  Mr. Fish spends approximately 4 hours per month on matters related to Goldrich.  He received a degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.  Mr. Fish served as an officer and director of Hanover Gold Company, Inc. from 1995, and as its Vice President for the two years preceding his resignation from both positions in April 2006.  Hanover is a development stage public mining company which trades on the NASD OTCBB.  Since 1987, Mr. Fish has been Vice President and General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in Spokane, Washington.

Kenneth S. Eickerman	51

Mr. Eickerman became a director on March 4, 2004.  Mr. Eickerman spends approximately 12 hours per month on matters related to Goldrich.  He received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant.  Mr. Eickerman has served as the Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer.  From January of 2004 to April of 2004 he was the CFO for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian public company trading on the Toronto Ventures Exchange.  Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow	63

Mr. Orchow became a director on July 20, 2004.  Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich.  He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, since September 2003.  He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008.  Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003.  From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation.  Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities.  He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association.  Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and also a member of the board of trustees and President of the Northwest Mining Association.  He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

William V. Schara	52

On March 13, Mr. Schara was elected by the Board of Directors to serve as Chairman effective March 14, 2007.  Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University.  Mr. Schara spends approximately 10 hours per month on matters related to Goldrich.  He was also appointed to the Company’s Audit Committee on February 13, 2005.  Since October 2007, Mr. Schara has served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004 he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of, Minera Andes Inc., a Canadian development stage mining company listed on the Canadian Ventures Exchange and the NASD OTCBB exchange.  He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer.  Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange.  Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company.  Mr. Schara has more than 25 years experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

David S. Atkinson	40

Mr. Atkinson became a Director of the Company on May 7, 2007.  Mr. Atkinson spends about 15 hours a month on matters related to Goldrich. He is currently managing Blackriver Capital, a Global Business Offshore Company (GBL1) focused on commodities and seeking membership on the Global Board of Trade (GBOT) in the Republic of Mauritius.  In April 1999, he co-founded Forza Partners, L.P. and currently serves as portfolio manager.  Forza Partners, L.P. is a hedge fund focused on the precious metals sector.  In April 1997, he co-founded and, until December 1999, managed Tsunami Partners, LP, a fund located in Fort Worth, Texas.   Mr. Atkinson has been an affiliate of the Market Technicians Association (MTA) since March 1994 and received MTA accreditation as a Chartered Market Technician (CMT) in July 2001.  Mr. Atkinson received a B.A. in Economics from the University of Texas at Austin.

Ted R. Sharp	52

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 1, 2006.  Mr. Sharp spends approximately 50% of his business hours each month on matters related to Goldrich.   Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University.  Concurrent with his position with Goldrich, since September 2008, Mr. Sharp has served as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, natural resource exploration company trading on the NASD OTCBB. Also concurrent with his position with Goldrich, since November of 2006, Mr. Sharp has served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., a environmental solutions company trading on the NASD OTCBB.  Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients.  Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 25 years of experience in treasury management, internal financial controls, U.S. Security and Exchange compliance and Corporate Governance.   The Company has entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC.  These reports are filed on Forms 3, 4, and 5.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements except as follows:

•

Richard R. Walters, the Principal Executive Officer, did not timely file two reports for four transactions on Form 4;

•

David S. Atkinson, a director, did not timely file a report for one transaction on Form 4;

•

William Orchow, a director, did not timely file a report for one transation on Form 4;

•

Robert G. Pate, the Vice President of Operations, did not timely file a report for one transaction on Form 4;

•

Rodney A. Blakestad, the Vice President of Exploration, did not timely file a report for 2 transactions on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

Richard R. Walters, Principal Executive Officer:

We entered into a written Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a consultant.  Mr. Walters’ is a licensed professional independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company.  The Agreement was renewed on October 1, 2003 through September 30, 2004.  On November 12, 2004, and again on November 7, 2005, the Agreement was renewed retroactively to October 1, 2004 and October 1, 2005, respectively, by our Board of Directors for an additional one-year period under the original terms.  On November 21, 2006, the Agreement was extended through December 31, 2006, and on January 18, 2007 the Agreement was amended and renewed retroactively to January 1, 2007. On February 15, 2008, the Agreement was extended through December 31, 2008, renewed retroactively to January 1, 2008.  On January 7, 2009, the Agreement was extended through December 31, 2009, renewed retroactively to January 1, 2009. The services provided by Mr. Walters include serving as our President and, for all intents and purposes, our Chief Executive Officer, and such other executive management functions as shall be requested by the Board of Directors.  The Agreement renews each year on the anniversary date for a one year term, pending board approval.  Either party may terminate the Agreement upon 15 days written notice.  As consideration for performance of the services, we agreed to pay Mr. Walters a fee of $175 per day worked, pro rated for each partial day worked.  On February 15, 2006, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $300 per day worked, pro rated for each partial day worked. On January 18, 2007, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $550 per day worked, prorated for each partial day worked.  On February 15, 2008, the Board increased the rate to $600 per day worked, prorated for each partial day worked, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board approved retention of the 2008 contract pricing into the renewed 2009 agreement, which expires on December 31, 2009, with the added ability of Mr. Walters to take a portion of his compensation in stock, due to the limited cash resources of Company.  Mr. Walters is not an employee.

Mr. Walters is entitled to reimbursement for his expenses, with any expense greater than $10,000 being subject to prior approval by the Compensation Committee.  No benefits are provided to Mr. Walters by us other than the compensation for his services.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc, and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company.  Mr. Sharp is a licensed professional independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company.  The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services.  On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month.  On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company.  On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates.  This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities.  Either party may terminate the Agreement upon 15 days written notice.  Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us.  Mr. Sharp is not an employee and serves on a part time basis.

Additionally, in May 2007, the Company’s Audit Committee engaged Mr. Sharp’s consulting firm, Sharp Executive Associates, Inc., to provide staff required to complete its compliance with Rule 404(a) of the Sarbanes-Oxley Act of 2002.  For 2008 and 2007, the Company incurred and remitted fees $4,125 and $20,662, respectively, to Mr. Sharp’s firm for these compliance services.  Of this total, $0 and $450 for 2008 and 2007, respectively, was for time spent by Mr. Sharp personally, with all other fees attributable to Certified Public Accountants employed by his firm.

Robert G. Pate, Vice President of Operations:

We entered into a written Independent Contractor Agreement, effective January 10, 2006, with Robert G. Pate as a Management Consultant to serve as the Assistant Project Manager for the Chandalar project.  Effective March 1, 2006, our Board of Directors confirmed the appointment of Mr. Pate as Vice President.  The term of this Agreement was through December 31, 2006.  As consideration for the performance of services, we paid Mr. Pate a fee of $4,500 per month for a 15–day-per-month base work period plus $225 per day for each non-field day worked in excess to 15 days per month and $450 per day for each field day worked beyond the 15 day base period.  Additionally, we paid Mr. Pate an extra $150 per day for each field day worked within the 15-day base period.  Mr. Pate also was reimbursed for reasonable expenses previously approved by us.  No benefits were provided to Mr. Pate by us for his services under this Agreement.  On November 21, 2006 the Board of Directors changed Mr. Pate’s executive position from Vice President to Vice President of Operations.  Effective January 1, 2007, Mr. Pate was made the General Manager of the Chandalar project, and became an employee entitled to the same employee benefit as other employees, and remuneration is thereafter paid according to a monthly salary.  On September 1, 2008, Mr. Pate’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels.  Mr. Pate continues to provide services to us on a contracted hourly basis.

Rodney A. Blakestad, Vice President of Exploration:

We entered into an employment agreement on May 1, 2007, with Rodney A. Blakestad to serve as Vice President of Exploration with an annual salary of $135,000.  In connection with his appointment to this position, on May 7, 2007, we issued 50,000 shares of Restricted Common Stock and 100,000 Stock Options under the Restated 2003 Share Incentive Plan.  The Restricted Common Stock vested upon grant and had a grant price of $1.07, the market price of our stock on the date of grant. The Stock Options vested at grant date have an exercise price of $1.07, the market price of our stock on the date of grant, and expire on May 7, 2017. On September 1, 2008, Mr. Blakestad’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels.

James C. Barker, Management Consultant:

We entered into a written Independent Contractor Agreement, effective January 10, 2006, with James C. Barker as a Management Consultant to serve as the Project Manager for the Chandalar project. The term of this Agreement was through December 31, 2006. As consideration for the performance of services, we paid Mr. Barker a fee of $625 per day for each field day worked, or $550 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker was also reimbursed for reasonable expenses previously approved by us. After a one month lapse, effective February 1, 2007 Mr. Barker’s contract was renewed to December 31, 2007. Under the renewed contract, Mr. Barker was retained as a Management Consultant to serve as the Technical Manager for the Chandalar project. As consideration for the performance of services, we paid Mr. Barker a fee of $650 per day for each field day worked, or $575 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker was also be reimbursed for reasonable expenses previously approved by us. No benefits were provided to Mr. Barker by us for his services. Mr. Barker is currently not under contract.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent year is as follows:

Summary Compensation Table
Name(5) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Richard R. Walters(1)	2008	117,450	0	46,400	64,000	0	227,850
Principal Executive Officer	2007	152,650	0	0	0	0	152,651
Ted R. Sharp(2)	2008	105,275	0	40,000	0	4,125	149,400
Principal Financial Officer	2007	99,000	0	0	0	20,662	119,662
Robert G. Pate(3)	2008	104,444	0	22,659	0	0	127,103
Vice President of Operations	2007	116,458	0	0	0	0	116,458
James C. Barker	2008	62,007	0	0	0	0	62,007
Management Consultant	2007	134,437	0	0	0	0	134,437
Rodney A. Blakestad(4)	2008	104,711	0	12,468	0	0	117,179
Vice President of Exploration	2007	84,375	0	53,500	78,000	0	215,875

(1)

Mr. Walters’ Stock Awards represent the aggregate grant date fair value of 296,051 restricted common shares, and Option Awards represent the grant date fair value of options to purchase a 400,000 common shares, all awards computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our consolidated financial statements for the year ended December 31, 2008 as reported in this Form 10-K.

(2)

Mr. Sharp’s Stock Awards represent the aggregate grant date fair value of 200,000 restricted common shares, computed in accordance with FAS 123R.  Other Compensation in 2008 and 2007 includes fees paid to Sharp Executive Associates, Inc., Mr. Sharp’s consulting firm, for services rendered in relation to the Company’s compliance with Rule 404(a) of the Sarbanes-Oxley Act of 2002.  Except for $450 in 2007, these amounts were attributable to services rendered by Certified Public Accountants other than Mr. Sharp.

(3)

Mr. Pate’s Stock Awards represent the aggregate grant date fair value of 85,077 restricted common shares, computed in accordance with FAS 123R.  On September 1, 2008, Mr. Pate’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels.  Mr. Pate continues to provide services to us on a contracted hourly basis.

(4)

Mr. Blakestad’s Stock Awards in 2008 represent the aggregate grant date fair value of 43,867 restricted common shares, computed in accordance with FAS 123R.  On September 1, 2008, Mr. Blakestad’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels.

Mr. Blakestad’s Stock Awards in 2007 represent the aggregate grant date fair value of 50,000 restricted common shares for Mr.  Blakestad, computed in accordance with FAS 123R.

Mr. Blakestad’s Option Awards in 2007 represent the aggregate grant date fair value of options to purchase 100,000 common shares for Mr. Blakestad, computed in accordance with FAS 123R. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our financial statements for the year ended December 31, 2007 as reported in our Form 10-KSB for that period.

(5)

No other executive or person earned more than $100,000 for the year.  Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements.  No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2008)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ted R. Sharp Principal Financial Officer	50,000(2)	0	0	$0.40	March 1, 2016	0	0	0	0
Richard R. Walters Principal Executive Officer	400,000(3)	0	0	$0.20	August 27, 2018	0	0	0	0

(1)

Options vest when issued, except options issued to Mr. Sharp on March 1, 2006, which vested May 1, 2006.

(2)

Includes options to purchase 50,000 shares of common stock, exercisable for a ten-year period from the date of issuance at an exercise price of $0.40 per share to Ted R. Sharp under our 2003 Equity Incentive Plan, in connection with his appointment as our Treasurer, Secretary and Chief Financial Officer. The fair value of the options was computed in accordance with FAS 123(R).

(3)

On August 27, 2008, we issued options to purchase 400,000 shares of common stock, which vested immediately, which are exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share to Richard R. Walters under our 2008 Equity Incentive Plan, in connection with service as Principal Executive Officer..  The fair value of the options was computed in accordance with FAS 123(R).

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

Director Compensation

The Directors receive $500 for each board meeting and $300 for each committee meeting Any officer who is also a board member does not receive fees for service on the board.

Stock Awards and Option Awards were made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our consolidated financial statements for the year ended December 31, 2008 as reported in this Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2008 are included in the Beneficial Ownership table and notes in Item 12 below.

Director Compensation (2008)

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	2,500	60,000	0	0	0	0	62,500
Charles G. Bigelow(4)	2,500	0	48,000	0	0	0	50,500
James K. Duff(5)	1,500	0	48,000	0	0	0	49,500
Kenneth S. Eickerman(6)	3,400	10,000	40,000	0	0	0	53,400
James A. Fish(7)	2,500	0	78,000	0	0	0	80,500
William Orchow(8)	3,400	10,000	40,000	0	0	0	53,400
William V. Schara(9)	3,100	60,000	0	0	0	0	63,100

(1)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)

Stock Awards and Option Awards were made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our consolidated financial statements for the year ended December 31, 2008 as reported in this Form 10-K.

(3)

Includes 300,000 shares of common stock issued on August 27, 2008, at a price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Atkinson holds no options to purchase shares of common stock, all of which are vested.

(4)

Includes options to purchase 300,000 shares of common stock, issued on August 27, 2008, which vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share under our 2008 Equity Incentive Plan.  Mr. Bigelow holds options to purchase a total of 355,000 shares of common stock, all of which are vested.

(5)

Includes options to purchase 300,000 shares of common stock, issued on August 27, 2008, which vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Duff holds options to purchase a total of 355,000 shares of common stock, all of which are vested.

(6)

Includes 50,000 shares of common stock and options to purchase 250,000 shares of common stock, which vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Eickerman holds options to purchase a total of 275,000 shares of common stock, all of which are vested.

(7)

Includes options to purchase 300,000 shares of common stock, which vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Fish holds options to purchase a total of 355,000 shares of common stock, all of which are vested.

(8)

Includes  50,000 shares of common stock and options to purchase 250,000 shares of common stock, which vested immediately, exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Orchow holds options to purchase a total of 300,000 shares of common stock, all of which are vested.

(9)

Includes 300,000 shares of common stock issued on August 27, 2008, at a price of $0.20 per share under our 2008 Equity Incentive Plan. Mr. Schara holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2008 by:

i.

each director and nominee for director;

ii.

each of our executive officers named in the Summary Compensation Table under "Executive Compensation and Related Information" (the "Named Executive Officers");

iii.

all our executive officers and directors as a group, and, based on currently available Schedules 13D and 13G filed with the SEC, the beneficial owners of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, President, Chief Executive Officer and Director	3412 S. Lincoln Dr. Spokane, WA 99203	1,571,419	(4)	3.97%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	482,500	(3) (6)	1.22%
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Cl Anchorage, AK 99515	470,000	(2)(3) (5)	1.19%
Common Stock	James A. Fish, Director	4923 S. Woodfield Lane Spokane, WA 99223	467,000	(2)(3) (5)	1.18%
Common Stock	James K. Duff, Director	3882 Player Drive Coeur d’Alene, ID 83815	567,903	(2)(3) (5)	1.44%
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	350,000	(3) (6)	*
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	6,698,055	(11)	16.80%
Common Stock	William V. Schara, Chairman and Director	3221 S. Rebecca Spokane, WA 99223	450,000	(10)	1.15%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	303,182	(9)	*
Common Stock	All current executive officers and directors as a group		11,360,059	(7)	27.04%
5% or greater shareholders
Common Stock	RAB Special Situations (Master) Fund Limited	c/o RAB Capital plc 1 Adam Street London WC2N 6LE	7,971,506	(8)	9.99%
Common Stock	Wilbur G. Hallauer	406 Eastlake Road Oroville, WA 98844	2,231,875	(13)	5.67%
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	6,698,055	(11)	16.80%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club Straffan Kildare, Ireland	5,250,000	(12)	13.01%

*Less than 1%.

(1)  This table is based upon information supplied by officers and directors.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 39,214,913 shares outstanding on December 31, 2008, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)  Includes 5,000 shares of common stock acquirable upon exercise of vested options exercisable before March 3, 2014.

(3)  Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before December 31, 2014.

(4)  Includes 400,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(5)  Includes 300,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018

(6)  Includes 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(7)  Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (2) through (6), (9), (10) and (11).

(8) RAB Special Situations (Master) Fund Limited is organized under the laws of the Cayman Islands.  The total includes 2,971,506 shares of common stock and 5,000,000 shares of common stock acquirable upon exercise of a convertible debenture before February 27, 2009. The 6% convertible debenture is for a principal amount of $1,000,000 convertible into 5,000,000 shares of common stock at $0.20 per share. On March 8, 2007, the shareholder exercised a Class A Warrant that had been issued with the convertible debenture to acquire 2,500,000 shares of common stock at $0.30 per share.  The 6% convertible debenture contains provisions that limit the selling shareholder’s beneficial ownership in the class of common stock of Goldrich to 9.99%, except in the event that we convert the Debenture at our option at the maturity date. Shares totaling 34,979 and 28,767 were issued to the holder on December 31, 2007 and June 1, 2007, respectively, for 2007 interest under the terms of the convertible debenture. Shares totaling 334,246 and 60,164 were issued to the holder on December 31, 2008 and June 1, 2008, respectively, for 2008 under the terms of the convertible debenture. The Convertible Debenture, together with interest accrued through February 27, 2009, was converted into 5,072,328 share of common stock on February 27, 2009 at the our election as provided under the terms of the Debenture.  The benefit ownership percentage after conversion was approximately 17,74% as reported on Form 13G/A filed on March 3, 2009.

(9)  Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before May 1, 2016.

(10) Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016.

(11) Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners, L.P.. The shares total includes 300,000 shares of common stock held personally by Mr. Atkinson, 5,739,916 held for the account of Forza Partners II and Forza Partners L.P.., 574,806 shares of common stock acquirable upon exercise of Class B warrants exercisable before February 24, 2009 and 83,333 shares of common stock acquirable upon exercise of Class D Warrants exercisable before April 8, 2010. Mr. Atkinson is also a director to the Registrant. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table. The 574,806 Class B warrants were not exercised and expired on February 24, 2009.

(12) Includes 3,600,000 shares of common stock, held personally by Nicholas Gallagher and 500,000 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock and 250,000 shares of common stock acquirable upon exercise of Class D Warrants, which are exercisable before April 8, 2010., all held for the account of NGB Nominees Limited. All warrants and preferred stock are exercisable and convertible within 60 days of the date of this prospectus.   The warrants contain provisions that restrict exercise of the warrants if the holder’s beneficial ownership would exceed 9.99% of the Company’s common stock.

(13) Includes 2,081,875 shares of common stock and 150,000 shares of common stock acquirable upon conversion of 25,000 shares of Series A Preferred stock

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

At a special meeting of shareholders on May 5, 2008, the shareholders voted to adopt the Goldrich Mining Company 2008 Equity Incentive Plan.  The Plan permits the grant of nonqualified stock options, incentive stock options and shares of common stock, referred to as “restricted stock,” to participants of the Plan.  The purpose of the Plan is to promote our success and enhance the value of our assets by linking the personal interests of the participants to those of our shareholders, by providing participants with an incentive for outstanding performance.  Pursuant to the terms of the Plan, 5,400,000 shares of unissued common stock which include 1,200,000 shares reserved for issuance under the Little Squaw  Mining Company Restated 2003 Share Incentive Plan, were authorized and reserved for issue under nonqualified stock options, incentive stock options and restricted stock grants.  The Plan is administered by our Compensation Committee and subject to the terms and provisions of the Plan, the Compensation Committee, at any time and from time to time, may grant nonqualified stock options, incentive stock options and restricted stock to participants under the plan in such amounts, as the committee may determine.  Eligible participants in the Plan include our employees, directors and consultants.

Options granted to participants under the Plan must be exercised no later than the ten years from the issue date.  If a participant shall die while employed by or while a Director of the Company, any Option held by him shall become exercisable in whole or in part if the Option was issued one year or more prior to the date of death, but only by the person or persons to whom the participant's rights under the Option shall pass by the participant's will or applicable laws of descent and distribution.  All such Options shall be exercisable only to the extent that the participant was entitled to exercise the Option at the date of his death and only for six months after the date of death or prior to the expiration of the option period in respect thereof, whichever is sooner.  If a participant ceases to be employed or act as a consultant or director of the company for cause, no Option held by such participant may be exercised following the date on which such participant ceases to be so employed or ceases to be a consultant or director, as the case may be.  If a participant ceases to be employed by or act as a director of the company for any reason other than cause, then any Option held by such participant at the effective date thereof shall become exercisable in whole or in part for a period of up to six months thereafter.

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

The 2008 Equity Incentive Plan incorporates provisions to keep it in compliance with IRS laws (principally Code 409A) that require companies to recognize the fair market value of stock options and other share based payments awarded to employees and associates as compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

For each of the two years ended 2008 and 2007, we engaged Sharp Executive Associates, Inc., a consulting firm owned by our Chief Financial Officer to assist the Company in its compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $4,125 and $20,662 to this related party during 2008 and 2007, respectively.

Director Independence

The Board has analyzed the independence of each director and nominee and has determined that the members of the Board listed below meet the requirements of applicable laws and the listing standards regarding “independence” of the NASDAQ.  Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with the Company, except as a director and shareholder:

•

Charles G. Bigelow

•

James K. Duff

•

Kenneth S. Eickerman

•

James A. Fish

•

William Orchow

•

William V. Schara

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 1105 W. Francis, Suite A, Spokane,

Washington  99205 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2008. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2008 and 2007:

Type of fee:	2008	2007	Description

Audit fees:	$45,000	$38,900	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	3,200	-0-
Total	$45,200	$38,900

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than  contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)          Exhibits

Exhibit Number	Description
3.1	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004, incorporated by reference to exhibit 3.1 to Form 10-KSB (001-06412) as filed March 29, 2004
3.2	Articles of Incorporation and Amendments through 1977, incorporated by reference to exhibit 3.2 to Form SB-2 (333-130819) as filed December 30, 2005
3.3

Articles of Amendment to Articles of Incorporation of Little Squaw Gold Mining Company changing name of company to Goldrich Mining Company dated May 23, 2008, incorporated by reference to exhibit 3.3 to Form S-1 (333-152831) as filed August 7, 2008

3.4	Bylaws, incorporated by reference to exhibit 3.3 to Form SB-2/A (333-133216) as filed July 6, 2006
4.1	Statement of Designation of Shares of Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899) as filed January 6, 2009
10.16	Form of Subscription Agreement related to private placement of units (2006), incorporated by reference to exhibit 10.16 to Form SB-2/A (333-133216) as filed July 6, 2006
10.17	Form of Class B Warrant, incorporated by reference to exhibit 10.17 to Form SB-2/A (333-133216) as filed July 6, 2006
10.18	Independent Contractor Agreement, dated as of March 1, 2006, between Little Squaw and Ted Sharp, incorporated by reference to exhibit 10.18 to Form SB-2/A (333-133216) as filed July 6, 2006
10.19	Oral agreement to extend Independent Contractor Agreement, Richard Walters, incorporated by reference to exhibit 10.19 to Form SB-2/A (333-133216) as filed August 7, 2006
10.20	Private Placement Agreement with Strata Partners dated October 13, 2006, incorporated by reference to exhibit 10.20 to Form SB-2 (333-140899) as filed February 26, 2007
10.21	Form of Subscription Agreement related to private place of units (December 2006), incorporated by reference to exhibit 10.21 to Form SB-2 (333-140899) as filed February 26, 2007
10.22	Form of Class C Warrant Certificate, incorporated by reference to exhibit 10.22 to Form SB-2 (333-140899) as filed February 26, 2007
10.23	40 Year Lease, Broken Hills West Mining, incorporated by reference to exhibit 10.23 to Form SB-2 (333-140899) as filed February 26, 2007
10.24	Independent Contractor Agreement, dated as of January 1, 2007, between Little Squaw and Ted Sharp, incorporated by reference to exhibit 10.24 to Form SB-2 (333-140899) as filed February 26, 2007
10.25

Oral agreement to extend Independent Contractor Agreement, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.25 to Form 10-KSB (001-06412) as filed April 14, 2008

10.26	Oral agreement to extend Independent Contractor Agreement, Richard Walters, incorporated by reference to exhibit 10.26 to Form 10-KSB (001-06412) as filed April 14, 2008
10.27

Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, original Spanish document, incorporated by reference to exhibit 10.27 to Form 10-KSB (001-06412) as filed April 14, 2008

10.28

Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, English translation, incorporated by reference to exhibit 10.28 to Form 10-KSB (001-06412) as filed April 14, 2008

10.29

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, original Spanish document, incorporated by reference to exhibit 10.29 to Form 10-KSB (001-06412) as filed April 14, 2008

10.30

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, English translation, incorporated by reference to exhibit 10.30 to Form 10-KSB (001-06412) as filed April 14, 2008

10.31	Sarbanes- Oxley Consulting Engagement Letter with Sharp Executive Associates, Inc., dated March 13, 2007, incorporated by reference to exhibit 10.31 to Form 10-KSB (001-06412) as filed April 14, 2008
10.32	Consulting Agreement with Baron Group, LLC, dated November 26, 2007, incorporated by reference to exhibit 10.32 to Form 10-KSB (001-06412) as filed April 14, 2008

10.33	Termination Letter of Consulting Agreement with Baron Group, LLC, dated March 5, 2008, incorporated by reference to exhibit 10.33 to Form 10-KSB (001-06412) as filed April 14, 2008
10.34	Investor Relations Agreement with Coal Harbor Communications, Inc., dated November 19, 2007, incorporated by reference to exhibit 10.34 to Form 10-KSB (001-06412) as filed April 14, 2008
10.35	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412) as filed April 16, 2008
10.36	Written agreement to extend Independent Contractor Agreement, Ted Sharp, CPA and Sharp Executive Associates, Inc., dated January 1, 2009
10.37	Oral agreement to extend Independent Contractor Agreement, Richard Walters, dated January 7, 2009
31.1	Certification of the President pursuant to Rule 13a-14
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of the President pursuant to Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ Richard R. Walters

Richard R. Walters, President

Date:  April 3, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  April 3, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: April 3, 2009	/s/ David S. Atkinson
David S. Atkinson, Director

Date: April 3, 2009	/s/ Charles G. Bigelow_
Charles G. Bigelow, Director

Date: April 3, 2009	/s/ James K. Duff
James K. Duff, Director

Date: April 3, 2009	/s/ Kenneth S. Eickerman
Kenneth S. Eickerman, Director

Date: April 3, 2009	/s/ James A. Fish
James A. Fish, Director

Date: April 3, 2009	/s/ William Orchow
William Orchow, Director

Date: April 3, 2009	/s/ William Schara
William Schara, Director

Date: April 3, 2009	/s/ Richard R. Walters
Richard R. Walters, Director