Form 10-Q
period 2009-03-31
GOLDRICH MINING CO
filed 2009-05-15
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or  ☒   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 14, 2009:      44,219,713

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and
from the date of inception on March 26, 1959 through March 31, 2009	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and
from the date of inception on March 26, 1959 through March 31, 2009	5

Notes to Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4: Controls and Procedures	22

PART II – OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4: Submission of Matters to a Vote of Security Holders	23

Item 5: Other Information	23

Item 6: Exhibits	23

Signatures	24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 61,336	$ 219,724
Value added taxes receivable	20,545	23,788
Prepaid expenses	23,250	52,721
Other current assets	129,088	56,337
Total current assets	234,219	352,570

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	670,227	715,263
Mining properties and claims	332,854	340,854
Total property, plant, equipment and mining claims	1,003,081	1,056,117

Other assets:
Other assets	9,650	101,935
Total other assets	9,650	101,935

Total assets	$ 1,246,950	$ 1,510,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 31,317	$ 38,564
Legal fees payable	22,827	67,845
Accrued liabilities – other	74	8,152
Related party payable	79,765	37,800
Deferred consultant and director fees	38,953	15,198
Total current liabilities	172,936	167,559

Long-term liabilities:
Accrued interest payable	-	5,096
Stock subscriptions payable	-	7,560
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	-	1,000,000
Total long-term liabilities	50,000	1,062,656
Total liabilities	222,936	1,230,215

Stockholders' equity:
Preferred stock; no par value, 9,000,000 shares
authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 225,000 shares
issued and outstanding, $450,000 liquidation preferences	225,000	225,000
Common stock; $0.10 par value, 200,000,000 shares authorized;
44,219,713 and 39,214,913 issued and outstanding, respectively	4,421,972	3,921,491
Additional paid-in capital	8,376,742	7,855,197
Deficit accumulated during the exploration stage	(11,999,700)	(11,721,281)
Total stockholders’ equity	1,024,014	280,407
Total liabilities and stockholders' equity	$ 1,246,950	$ 1,510,622

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(A Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Revenue:
Royalties, net			$ 398,752
Lease and rental			99,330
Gold sales and other			31,441
			529,523

Expenses:
Exploration expense	$ 47,829	$ 426,177	4,932,317
Management fees and salaries	57,825	70,875	1,983,607
Professional services	71,576	74,477	1,529,380
Other general and administrative expense	19,927	162,760	1,585,217
Office supplies and other expense	3,127	13,980	343,728
Directors' fees	3,600	6,500	718,525
Mineral property maintenance	-	36,036	82,256
Depreciation	45,028	45,586	448,512
Reclamation and miscellaneous	-	-	115,102
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Unrealized loss on gold inventory	17,500	-	17,500
Loss on disposal of mining properties and claims
and equipment	8,000	100,000	197,281
	274,412	936,391	12,031,997
Other (income) expense:
Interest income	(138)	(6,952)	(278,218)
Interest expense and finance costs	9,370	90,196	705,236
Foreign exchange loss (gain)	(5,225)	-	70,208
Total other (income) expense	4,007	83,244	497,226

Net loss	$ 278,419	$ 1,019,635	$ 11,999,700

Net loss per common share - basic	$ 0.01	$ 0.03

Weighted average common
shares outstanding - basic	40,951,629	36,457,239

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(278,419)	$(1,019,635)	$(11,999,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,036	45,586	449,014
Unrealized loss on gold inventory	17,500	-	17,500
Loss on disposal of mining property	8,000	100,000	196,276
Loss on sale of equipment	-	-	4,388
Common stock, warrants, and options
issued for salaries and fees	-	21,912	859,781
Common stock issued for interest	14,466	-	196,110
Compensation expense under SFAS 123R
for stock option grants	-	-	476,215
Amortization of discount on convertible
debenture for value of warrant	-	-	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	-	12,902	150,000
Amortization of deferred financing costs	-	10,833	130,000

Change in:
Interest receivable	-	768	-
Value added taxes receivable	3,243	-	(20,545)
Prepaid expenses	29,471	(8)	(23,250)
Other assets	74,785	3,787	(27,150)
Other current assets	(72,751)	-	(129,088)
Accounts payable	(7,247)	(164,966)	31,317
Legal fees payable	(45,018)	-	22,827
Other accrued liabilities	(8,078)	6,235	74
Accrued interest payable	(5,096)	14,959	-
Related party payable	41,965	-	79,765
Deferred consultant and director fees	23,755	-	38,953
Accrued commission payable and other	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(158,388)	(967,627)	(8,981,240)

Cash flows from investing activities:
Purchases of short-term investments	-	-	-
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	(1,731)	(1,142,810)
Change in restricted cash	-	(238)	-
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(14,000)	(503,890)
Net cash used - investing activities	-	(15,969)	(956,634)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Cash flows from financing activities:
Proceeds from related party debt	-	-	100,000
Payments on related party debt	-		(100,000)
Increase (decrease) in stock subscription payable	(7,560)	-	0
Proceeds from issuing convertible debenture net
of deferred financing costs paid from proceeds	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock, net of
offering costs	7,560	159,000	6,089,605
Proceeds from issuance of preferred stock	-	-	225,000
Payments on capital lease payable	-	-	(23,053)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	-	159,000	9,999,210

Net increase (decrease) in cash and
cash equivalents	(158,388)	(824,596)	61,336

Cash and cash equivalents, beginning of period	219,724	1,483,885	-

Cash and cash equivalents, end of period	$ 61,336	$ 659,289	$ 61,336

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease	$ -	$ -	$ 23,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ 1,000,000	$ -	$ 1,000,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidation of and Accounting for Subsidiary

During the quarter ended March 31, 2009, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of both the Balance Sheet and Statement of Operations for the period then ended, with all intercompany balances and investment accounts eliminated.  The Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances, under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”

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

	March 31,	March 31,
For periods ended	2009	2008

Convertible preferred stock	1,350,000	0
Stock options	2,415,000	515,000
Selling agent options	0	225,900
Warrants	485,833	4,647,807
Convertible debenture	0	5,000,000
Total possible dilution	4,250,833	10,388,707

For the periods ended March 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Fair Value Measures

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

•

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and accounts payable. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

BASIS OF PRESENTATION, CONTINUED:

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company had previously adopted SFAS No. 157 on January 1, 2008.  The adoption of FAS 157-2 did not have a material effect on the Company.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

BASIS OF PRESENTATION, CONTINUED:

Adopted Accounting Pronouncements, continued:

On January 1, 2009, the Company adopted SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

New Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2009 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, including the potential sale of gold futures, or forming relationships with lessees and joint venture partners. Because of the Company’s need to conserve cash, all discretionary spending and exploration spending has been placed on hold.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

RELATED PARTY TRANSACTIONS

Pursuant to terms of his contract, the Company’s President has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the quarter ended March 31, 2009, the Company accrued $41,965 of fees, with a total of $70,673 accrued as of the end of the quarter. Additionally, an amount of $9,092 has been accrued for fees due to the Company’s Chief Financial Officer at March 31, 2009.

4.

CONVERTIBLE DEBENTURE

In February 2009, the Company issued a total of 5,072,328 common shares to RAB Special Situations (Master) Fund Limited (“RAB”), pursuant to the terms of a convertible debenture held by RAB dated November 25, 2005 in the principal amount of $1,000,000 due February 27, 2009 (the “Debenture”). In accordance with the terms of the Debenture, the principal amount of $1,000,000 plus interest of $14,466, accrued from December 1, 2008 through February 27, 2009, was converted into common shares of the Company at a price of $0.20 per share. Consequently, 5,000,000 common shares were issued to satisfy the conversion of the principal and 72,328 common shares were issued to satisfy conversion of the interest. After the conversion and issuance of these common shares, the Company had 44,219,713 shares of common stock outstanding.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

CONVERTIBLE DEBENTURE, CONTINUED:

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 was filed on May 1, 2009 to incorporate the audited financial statements and other information contained in our Form 10-K for 2008.  The Company anticipates that the amended S-1 will be declared effective, as the previous filings were, after appropriate review by the SEC. Should the registration not be declared effective, the shares will be tradable 6 months from the issue date.

5.

SUBSEQUENT EVENTS

In May of 2009, Gold Dust Mines, Inc, and its owner, Delmer Ackels, filed a claim against the Company in Federal Bankruptcy Court for the District of Alaska for $560,000 for damages resulting from an Alaska Superior Court award of certain mining claims to the Company as a result of the Company’s prevailing in a claim jumping litigation in the Alaska Superior Court in December 2008.  The Company and its legal counsel believe that the claim is baseless and without merit, and that the chance of a judgment against the Company in this matter is remote.  Accordingly, no accrual for this claim has been made in the financial statements as of March 31, 2009.

On May 6, 2009, the Company’s Board of Directors approved a limited mining plan involving a test mining pit in the alluvial gold deposit on Little Squaw Creek on its Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold to fund the mining operation. The Company has received a mining permit for a test mine, has secured commitments for approximately $550,000 in forward gold sales and has initiated the construction of the wash plant required to extract the gold from mineralized gravel during the summer of 2009.

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

Our only mineral property at this time is the Chandalar property, located in northern Alaska. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company.  Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.   Although there is a history of past lode and placer production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7.   The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time; however, our 2007 drilling program on an alluvial gold has indicated the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold at this writing.  While sufficient data has not yet been obtained to produce an SEC Industry Form 7 compliant reserve, we believe that sufficient data has been collected, for example, to complete a Canadian National Instrument 43-101 or similar report on this alluvial deposit. A great deal of further work is required on our property before a final determination as to the economic and legal feasibility of a mining venture on it can be made.  There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar.  We cannot assure you that funds expended at Chandalar will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our Chandalar, Alaska property or other properties we may acquire, and then either joint venture or sell the properties to qualified major mining companies. Under certain circumstances, we may choose to develop a mineral deposit discovery. We intend to focus our activities only on projects and deposits where the principal economic value lies in gold mineralization.

As a result of our favorable drill results described below on the alluvial gold deposits on our Chandalar property, we are currently initiating a test mining operation for 2009 to evaluate the potential of beginning a commercial extraction program that may generate significant revenues and cash flow beginning as early as summer of 2011. We do not intend to conduct hard rock mining operations on our own account at this time.

Conducting mining operations on our own account is a secondary objective at this time.  An alluvial gold mining operation is being implemented in order to finance the continuing hard rock exploration activities to locate what we believe to be a larger hard rock gold deposit higher in the terrain that is the source of the alluvial deposit.

Chandalar, Alaska

The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of Coldfoot, in the Chandalar mining district.  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  We control 17,100 acres of unpatented State of Alaska mining claims consisting of one-hundred-thirty-four Traditional and MTRSC claims which provide exploration and mining rights to both lode and placer mineral deposits.

Arctic climate limits exploration activities to a summer field season that generally starts in mid-May and lasts until freeze up in mid-September. There are many operating mines located elsewhere within North America that are located above the Arctic Circle. Management believes year-round operations at Chandalar are feasible should an exploitable deposit of gold be proven through seasonal exploration and mining activities.

Independent Study of Chandalar Alluvial Deposit

In February 2008, we received the final 2007 drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages.  The complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit of commercial significance on the Little Squaw Creek.  Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this.  Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek Alluvial Gold Deposit to contain an estimated 10.5 million bank cubic yards (bcy) of “in place” material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard.  He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00.  These estimates were prepared by using the cross-sectional method as described in detail in the Society of Mining Engineering Handbook, Volume 1, pages 350 to 353.

These results were based on a detailed data analysis of the Little Squaw Creek Alluvial Gold Deposit performed using Gamma Design software called GS+, which is a geostatistical analysis program that allows one to measure and illustrate spatial relationships in geo-referenced data.   The analysis included basic statistics, semi variograms, multi variant evaluation of grade thickness and grade time thickness distributions to verify the lithologic continuity of grade and thickness for the Little Squaw Creek Alluvial Gold Deposit within a preliminarily design of surface mine plan limits.  The semi variograms indicated a continuity of data up to 250 feet on both sides of the Sections.

A total of 93 reverse circulations (RVC) drill holes, 7034 total feet of pay gravel and 1,407 five foot composited samples were utilized in the data analysis.  Gold fineness used is 870.  The drill holes in the database are holes that fall within the alluvial gold deposit designed pit limits, including holes located in the 45-degree pit high-wall.  The grade data is de-clustered by using the weighted average grade for all drill hole Mineralized Material and the average Mineralized Material thickness for each drill hole.  The average thickness of Mineralized Material per hole (for all holes) is 82 feet and overburden is 50 feet.  The mean grade for the total drill hole database (average of all drill hole grades per section within the mining limits) totaled 0.0262 fine gold ounces per bank cubic yard (bcy), which compares within 6 percent to the total estimated resource grade for this report of 0.0246 ounces fine gold per bcy within the mining limit.

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

Mine Plan for 2009

On May 6, 2009, subsequent to the end of the quarter, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold produced at our Chandalar property to fund the mining operation. The forward sales were approved at 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Fixing on the date a Confirmation Letter is signed by the purchaser, with gold to be delivered on or before November 1, 2010.  Any gold distribution prior to November 1, 2010 would be done on a prorata basis among all purchasers and will be evenly representative of the total gold produced and not based on fraction sizing of gold coarseness.

We have received a mining permit for a test mine from the Alaska Department of Natural Resources and a water course diversion permit from the U.S. Army Corps of Engineers, have secured commitments for approximately $550,000 in forward gold sales and have initiated the construction of the wash plant required to extract gold from mineralized gravel during the summer of 2009.

We intend to undertake a bulk test placer extraction on our claims along Little Squaw Creek, in the Chandalar Mining District, northern Alaska (Figure 1).  In 2009 activities will be confined to several unpatented claims in the Mello Bench area; the bulk sample site is located on MTRSC claim # LSGMC 1117.

Figure 1.  Location.

We have received a permit from the Alaska Department of Natural Resources to test mine and process about 8,500 yds3 of mineralized gravel to determine engineering, water, and other criteria before undertaking a commercial-scale operation.  Critical amongst the engineering information to be obtained are ground ice conditions, aquifer data, mine pit wall slope stability factors and gold recovery characteristics.  A series of up to 12 prospect pits will also be dug with an excavator to better delineate the bounds of the deposit.  Approximately 10,000 yds3 of overburden will be removed to reach the deposit.  Mining will be done with a Cat D-6R dozer, a Hitachi 200 excavator, and several smaller pieces of equipment.  A decision will be made in advance of reclamation whether to prepare for continuing operations in 2010.

GOLDRICH MINING COMPANY
Squaw Lake
Little Squaw Lake
R 4 W
R 3 W
T 32 N
T 31 N
7,495,000 N.
7,490,000 N.
455,000 E.
450,000 E.
445,000 E.
Boulder Creek
McNett Fork
Squaw Creek
Nugget Creek
McLellan Creek
Tobin Creek
Little Squaw Peak
Chandalar Mine
McLellan Pass
McLellan Peak
Landing Strip
BIG SQUAW CR. GOLD PLACER TARGET
NUGGET CREEK GOLD PLACER TARGET
MELLO BENCH PAST PRODUCTION 30,470 oz Gold
LITTLE SQUAW CR. GOLD PLACER RESOURCES
2009 BULK PLACER EXTRACTION TEST
BIG SQUAW CR. UNRECORDED PRODUCTION
McLELLAN CREEK UNRECORDED PRODUCTION
TOBIN CR. PLACER PRODUCTION >21,060 oz Gold
BIG CREEK PLACER PRODUCTION >25,400 oz Gold
5 additional 40 acre MTRSC claims south of map border.
Placer exploration target
Past Placer production
2009 Placer Bulk Test
0
1
MILE
CONTOUR INTERVAL 100 FEET
DATUM IS MEAN SEA LEVEL
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLD PLACER LOCATIONS OF THE CHANDALAR MINING DISTRICT
04-16-09

Figure 2.  Property map

Access and Camp

We maintain a 4,400-foot long airstrip about 1.5 miles north of the proposed project.  The strip is suitable for multi-engine aircraft up to C-130 class and is connected to the camp via an improved all-weather mine road. Camp facilities include tent frames with plywood floors, several older house trailers left by previous operators, a frame office building on skids, and an older cabin built by lessees in the 1950’s.  It is anticipated that a crew of three people will operate the placer mine; also present will be a geologist, sampler, camp hand, and a cook.  With visitors, up to ten people can be accommodated at camp.  Fuel is delivered by DC-6 aircraft and stored in a small tank farm at the airstrip.  Depending on the results of the 2009 bulk sample test, some additional equipment and supplies will be moved to the site via the Chandalar winter trail from Coldfoot in late winter of 2010.  The proposed site is characterized by a stream incised into deep valley alluvial fill where there are no bedrock exposures.

LINE 8
LINE 9
LINE 10
LINE 11
LINE 12
50300
50400
50500
50600
50700
50800
95000
94900
94800
94700
94600
94500
94400
94300
105
4
74
to airport
1 mile
NO. 1 ABOVE
(PATENT)
squared tree
4X4 post
4X4 post
2010---
TAILINGS DISPOSAL
FUTURE BY-PASS
ROAD TO AIRPORT
2010--- MINE WATER
DISCHARGE TO
IMPOUNDMENT ABOVE
SPRING CREEK
Approximate
area of
historic mining
CREEK
SQUAW
LITTLE
hoist
Goldrich
Camp
cabin
cut
2005-06
prospect
trench
RECYCLE
WATER
2009 BULK
TEST WASH
PLANT
MINE
PIT
mag
survey
H2
cross-section
A
A'
old
dozer
trenches
DITCH
WATER
a
b
RE-ROUTE
CREEK IN OLD
DITCH
PIONEER
GULCH
LS 1017
LS 1117
LS 1016
LS 1116
MTRSC COR
DIVERSION
DAM
shaft to bdrk,
meager Au
reported by Mertie,
1925
dump
GRUBSTAKE
EAST
PROSPECT
X proposed 2009 test pits
a existing diversion ditch, preferred alternative
b diversion ditch, < 2,000 feet, new construction
tailings placement, 2009 only
UTM grid based on 1927 North America
Datum, Chandalar Quadrangle
N
0 100
meters
0 400
feet
tailings pile
exploration shaft
production shaft
claim, survey post
structure
drill hole
panned sample
shear zone
adit

BULK TEST, 2009, UPPER LITTLE SQUAW CREEK PLACER

Rev. 04-18-09

Figure 3.  Plan view.

Water Rights

We retain valid water rights (ADL 403439) for the use of 3,000 gallon per minute (gpm) specifically for placer mining.  Water can be diverted between April and October from any of the local streams for this use.  Other additional rights are held for lode mining use.

Development Plan

An older water diversion dam will be re-built at a site approximately 650 feet upstream of the proposed test pit and armored with boulders.  This diversion point has been used in the past in an apparent attempt to develop placer ground underlying Pioneer Gulch, a small tributary stream to Little Squaw Creek.  The diversion dam diverts Little Squaw Creek into an old ditch (Figure 3) that traverses the right limit hill side for about 1,850 feet and thence into Pioneer Gulch from where it will flow about 700 feet to rejoin the Little Squaw Creek channel.   Pioneer Gulch is deeply incised and armored with coarse gravel and boulders, and supports a thick growth of alder and willow.  The old ditch will require cleaning of accumulated sediment which will be done with a combination of the dozer and excavator, and deepened to handle an unusual storm event beyond any event in evidence or witnessed during the last seven years.

Overburden removal will be done by dozer and pushed downstream by the dozer to form a retention pond for re-cycled wash water.  A dam about twenty feet high and fifty feet thick at the base will be built in a narrow and deeply incised site below the camp.  During development of the pit the underlying low-grade material will be set aside as best possible and used to re-fill the pit during reclamation.  The retention pond will lie at an elevation somewhat lower than the top of the pay gravel section and will receive and retain any seepage from the pit.  The existing mine road which provides access to the rest of the district will be re-routed higher on the left limit, west slope of the creek.  An area of pay gravel about 80 feet wide and 150 feet long will be exposed by development work.

Mining Plan

The Hitachi 200 excavator will be the principle mining tool and will operate from the top of the pay section as it retreats from south to north mining the pay gravel section about 20 feet thick.  Pending water levels in the pit the mining of the 20-foot section will be done in two lifts (Figure 6).   Excavated material will be placed in one or more surge piles from where it will be fed to the wash plant by either the excavator or a smaller loader.  Washed tailings will be stacked along the left limit of the channel below the wash plant or used for the mine road relocation west of the camp which will be necessary to allow future mining of the Little Squaw Creek placer deposit.  Drilling has shown that the placer strata is perched on glaciofluvial sediments and additional perched mineralized gravel layers occur at greater depths.  Access along the re-cycle pond will be maintained should additional sediment need to be removed from the pond.  Except for storm events no mine water will be allowed to overtop the retention dam and flow into stream waters below; the process water will be zero discharge.  It is requested that this application serve as a Notice of Intent to discharge clarified water during storm events and at the conclusion of mining to allow reclamation to proceed.

NORTHWEST
A
2009 MINE SECTION
SOUTHEAST
A'
feet
20
10
0
10
20
road
road
elev. 2820
original surface
Little Squaw Creek
2800
LOW-GRADE GRAVEL
proposed developed pit
2780
??
retreat mining to northeast
PAY GRAVEL
??
2760
proposed mine pit
0
20
40
60
80
100
120
140
160
180
200
road
original surface
proposed reclaimed surface -2009
??
possible 2010 development
?? possible 2010 development
REV. 4-19-09

Figure 4.  Cross-section of mine bulk sample pit.

Surface Disturbance

Total disturbed area for the mine pit and higher benches will be an area about 225 X 300 feet, about 1.5 acres.  The settling pond will disturb an additional 2 acres and tailings placement will cover an additional one acre.  The diversion ditch has been in existence for more than 45 years and includes an area about 20 feet wide by 1,850 feet long that was previously disturbed (Figure 7).  Cleaning and re-shaping of the ditch may disturb an additional 10-12 foot- wide path and thereby 0.5 acres may be involved.  All of the above disturbances may total 4 acres.

Reclamation

It is intended that reclamation be done such as to place the un-processed lower grade material into the mine pit in anticipation that the entire auriferous section to bedrock will be eventually mined by low-cost bulk mining techniques.  Thereby, low-grade material below the 2800 level bench will be preferentially pushed in as pit-fill to expose the higher grade gravel for processing in 2010 if this is found to be feasible.  Mostly barren upper sediments will be distributed as surface cover as shown on Figure 6.  Washed tailings stacked on the left limit of the stream during mining will be contoured and partially spread over fine-sized settled sediment in the re-cycle pond to prevent erosion.  If future mining appears to be unwarranted at this site the retention dam and ditch diversion will be re-contoured, otherwise these structures will be partly breached and stabilized until the 2010 mining season.

Mining Budget

The cost estimates for the 2009 alluvial gold mining program are as follows:

Item/Task	Cost

Capital equipment	$ 313,000
Pre-field season labor	46,710
Mobilization/de-mobilization	59,300
Field labor	152,725
Camp and mine labor	106,080
Camp and miscellaneous	88,150
Cleanup	18,000
Hard rock program	6,405
Contingency	79,030
Total	$ 869,400

The costs of the program will be funded through the forward sale of up to 1,500 ounces of gold prior to the inception of the project, supplemented by sales of gold extracted during the 2009 operation of the test mine. We have received commitments of approximately $550,000 in forward sales of alluvial (placer), or raw, gold and anticipate selling about $300,000 more in the next couple of months.  Based upon projections derived from assayed drill results of the test pit area, we believe that we can mine well in excess of 1,500 ounces during the 2009 summer field season. Our economic modeling is built upon achieving at least 1,300 ounces of production.  While we believe our mining plan to be conservative, there can be no assurance that the operation of the test mine will be successful in producing the anticipated number of ounces, or in providing engineering data that would support a similar or larger mining operation in 2010.

Financial Condition and Liquidity

We are an Exploration Stage company and have incurred losses since our inception.  We have no recurring source of revenue and our ability to continue as a going concern is dependant on our ability to raise capital to fund our future exploration and working capital requirements.  Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.  With the recent reported success in our determination of the size an alluvial gold deposit in the Little Squaw Creek drainage, we are exploring the economics of beginning a mining operation of our own to fund ongoing hard rock exploration activities and the needs of our corporation in general. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

On March 31, 2009 we had total liabilities of $222,936 and total assets of $1,246,950.  This compares to total liabilities of $1,230,215 and total assets of $1,510,622 on December 31, 2008.  As of March 31, 2009, the Company’s liabilities consist of $50,000 for environmental clean up, and $172,936 in outstanding accounts payable, consisting of $31,317 of trade payables, $74 in accrued liabilities, $22,827 due to legal firms, $79,765 due to related parties and $38,953 due to consultants and directors.  The decrease in liabilities compared to December 31, 2008 was largely due to the conversion of the convertible debenture into stock during the quarter ended March 31, 2009.  The decrease in total assets was due to a decrease in cash as we paid for continuing operations of the Company during the first quarter without commensurate cash inflows from financing activities.

Our principal source of liquidity during the respective three month periods ended March 31, 2009 and 2008, has been through cash on hand at the beginning of the respective periods, augmented in 2008 by net proceeds from issuing $159,000 in common stock.  We used cash of $0 and $15,969 for investing activities during the respective three months ended March 31, 2009 and 2008, $14,000 of which was used to acquire additional mining properties in 2008.  Financing activities provided cash of $0 and $159,000 during the three months ended March 31, 2009 and 2008, respectively.  We used cash in operating activities of $158,388 and $967,627 during the three months ended March 31, 2009 and 2008, respectively.  Additionally, we converted the $1,000,000 convertible debenture as described below into 5,000,000 shares of common stock during the three months ended March 31, 2009.

On May 6, 2009, subsequent to the end of the quarter, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold to fund the mining operation. We have received a mining permit for a test mine, have secured commitments for approximately $550,000 in forward gold sales and have initiated the construction of the wash plant required to extract the gold from mineralized gravel during the summer of 2009. The delivery of gold under the proposed forward gold sale contracts is on or before November 1, 2010. Our activities on the hard rock prospects at Chandalar will be limited to those that can be executed without significant supply or equipment shipments and may be limited to caretaking activities until additional funding can be obtained.

We believe that we currently have sufficient cash for company operations until approximately August 2009.  With the anticipated cash infusions from the forward sales of gold, we believe we will have sufficient cash to sustain company operations for the following 12 months. We believe that the sale of gold extracted during 2009 and 2010 will fill our commitments under the forward gold sales contracts and will provide operating capital for continued mining operations, and may eventually provide sufficient cash to finance further exploration activities on the hard rock prospects at Chandalar. To assure the continuing operations of the Company beyond 2009, we will need to raise additional funds through profitable mining activities or additional debt or equity.  We can not assure you that we will be successful in our mining plan or in attracting capital or debt on terms acceptable to us.

Convertible Debenture

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

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 was filed on May 1, 2009 to incorporate the audited financial statements and other information contained in our Form 10-K for 2008.  The Company anticipates that the amended S-1 will be declared effective, as the previous filings were, after appropriate review by the SEC. Should the registration not be declared effective, the shares will be tradable 6 months from the issue date.

Subsequent Events

In May of 2009, Gold Dust Mines, Inc, and its owner, Delmer Ackels, filed a claim against the Company in Federal Bankruptcy Court for the District of Alaska for $560,000 for damages resulting from an Alaska Superior Court award of certain mining claims to the Company as a result of the Company’s prevailing in a claim jumping litigation in the Alaska Superior Court in December 2008.  The Company and its legal counsel believe that the claim is baseless and without merit, and that the chance of a judgment against the Company in this matter is remote.  Accordingly, no accrual for this claim has been made in the financial statements ended March 31, 2009.

On May 6, 2009, the Company’s Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on its Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold to fund the mining operation. The Company has received a mining permit for a test mine, has secured commitments for approximately $550,000 in forward gold sales and has initiated the construction of the wash plant required to extract the gold from mineralized gravel during the summer of 2009.

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

Date:  May 15, 2009

GOLDRICH MINING COMPANY

By   /s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2009

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer