Form 10-Q
period 2009-06-30
GOLDRICH MINING CO
filed 2009-08-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 14, 2009:      44,219,713

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, June 30, 2009 and December 31, 2008

3

Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 and from the date of inception on March 26, 1959 through June 30, 2009

4

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and from the date of inception on March 26, 1959 through June 30, 2009

5

Notes to Consolidated Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

27

Item 4:  Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

28

Item 1A: Risk Factors

28

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3:  Defaults Upon Senior Securities

28

Item 4:  Submission of Matters to a Vote of Security Holders

29

Item 5:  Other Information

29

Item 6:  Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(unaudited)
June 30, 2009 and December 31, 2008	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 303,624	$ 219,724
Value added taxes receivable	6,480	23,788
Prepaid expenses	56,057	52,721
Other current assets	80,375	56,337
Total current assets	446,536	352,570

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	927,579	715,263
Mining properties and claims	332,854	340,854
Total property, plant, equipment and mining claims	1,260,433	1,056,117

Other assets:
Other assets	-	101,935
Total other assets	-	101,935
Total assets	$ 1,706,969	$ 1,510,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 107,017	$ 38,564
Legal fees payable	10,306	67,845
Accrued liabilities – other	23,699	8,152
Related party payable	138,144	37,800
Deferred consultant and director fees	57,746	15,198
Note payable	42,000	-
Total current liabilities	378,912	167,559

Long-term liabilities:
Gold forward contracts payable, net of discounts	580,053	-
Accrued interest payable	-	5,096
Stock subscriptions payable	-	7,560
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	-	1,000,000
Total long-term liabilities	630,053	1,062,656
Total liabilities	1,008,965	1,230,215
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 225,000 shares issued and outstanding, $450,000 liquidation preferences	225,000	225,000
Common stock; $.10 par value, 200,000,000 shares authorized; 44,219,713 and 39,214,913 issued and outstanding, respectively	4,421,971	3,921,491
Additional paid-in capital	8,376,742	7,855,197
Deficit accumulated during the exploration stage	(12,325,709)	(11,721,281)
Total stockholders’ equity	698,004	280,407
Total liabilities and stockholders' equity	$ 1,706,969	$ 1,510,622

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2009	2008	2009	2008	2009
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	40,852	-	41,952	-	73,393
Total revenue	40,852	-	41,952	-	571,475

Operating Expenses:
Costs of gold sales	44,504	-	45,261	-	45,261
Exploration expense	148,798	280,893	196,627	707,070	5,081,115
Management fees and salaries	66,825	71,865	124,650	142,740	2,050,432
Professional services	27,103	60,011	98,679	134,487	1,556,483
Other general and admin expense	7,389	130,441	27,316	293,201	1,592,606
Office supplies and other expense	1,116	13,679	4,243	27,660	344,844
Directors' fees	6,000	5,000	9,600	11,500	724,525
Mineral property maintenance	-	(26,404)	-	9,632	82,256
Depreciation	48,147	45,438	93,175	91,024	496,659
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Unrealized loss on gold inventory	-	-	17,500	-	17,500
Other costs of operations	-	(757)	-	(757)	-
Loss on disposal of mining properties and equipment	-	14,945	8,000	114,945	197,281
Total operating expenses	349,882	595,111	625,051	1,531,502	12,382,636

Other (income) expense:
Interest income	(494)	(2,024)	(632)	(8,976)	(278,712)
Interest expense and finance costs	10,263	44,091	19,633	134,287	715,499
Loss(gain) on foreign currency translation	7,210	(12,124)	2,328	(12,124)	77,761
Total other (income) expense	16,979	29,943	21,329	113,187	514,548

Net loss	$ 326,009	$ 625,054	$ 604,428	$ 1,644,689	$ 12,325,709

Net loss per common share	$ 0.01	$ 0.02	$ 0.01	$ 0.04	$ 1.28

Weighted average common
shares outstanding-basic	44,219,713	37,403,990	42,594,698	36,931,977	9,631,095

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (604,428)	$ (1,644,689)	$ (12,325,709)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	93,175	91,024	497,153
Unrealized loss on gold inventory	17,500	-	17,500
Loss on disposal of mining property	8,000	114,000	196,276
Loss on sale of equipment	-	945	4,388
Common stock, warrants, and options
issued for salaries and fees	-	32,532	859,781
Common stock issued for interest	14,466	30,082	196,110
Compensation expense
for stock option grants	-	-	476,215
Amortization of discount on gold forward contracts	10,053	-	10,053
Amortization of discount on convertible
debenture for value of warrant	-	-	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	-	25,499	150,000
Amortization of deferred financing costs	-	21,666	130,000

Change in:
Accrued interest receivable	-	768	-
Value added taxes receivable	17,308	-	(6,480)
Prepaid expenses	(3,336)	(9,650)	(56,057)
Other assets	84,435	1,289	(17,500)
Other current assets	(24,038)	(58,764)	(80,375)
Accounts payable	68,453	(149,709)	107,017
Accrued liabilities – other	15,547	26,369	23,699
Legal fees payable	(57,538)	-	10,307
Accrued interest payable	(5,096)	(164)	-
Related party payable	100,344	-	138,144
Deferred consultant and director fees	42,548	-	57,746
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(222,607)	(1,518,802)	(9,045,459)

Cash flows from investing activities:
Purchases of short-term investments	-	-	-
Receipts attributable to unrecovered	-
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(179,493)	325	(1,322,303)
Release of restricted cash	-	31,561	-
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(41,583)	(503,890)
Net cash used - investing activities	(179,493)	(9,697)	(1,136,127)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	(7,560)		-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock, net of offering
costs	7,560	582,999	6,089,605
Proceeds from gold forward contracts	570,000	-	570,000
Proceeds from issuance of preferred stock	-	-	225,000
Payments on capital lease payable	-	-	(23,053)
Payment of note payable on equipment	(84,000)	-	(84,000)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	486,000	582,999	10,485,210

Net increase (decrease) in cash and cash equivalents	83,900	(945,500)	303,624

Cash and cash equivalents, beginning of period	219,724	1,483,885	-
Cash and cash equivalents, end of period	$ 303,624	$ 538,385	$ 303,624

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 126,000	$ -	$ 149,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ 1,000,000	$ -	$ 1,000,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidation of and Accounting for Subsidiary

During the six month periods ended June 30, 2009 and 2008, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the three and six month periods then ended and the Balance Sheets for the periods ended June 30, 2009 and December 31, 2008, with all intercompany balances and investment accounts eliminated.  The Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances, under Statement of Financial Standards No. 52, “Foreign Currency Translation.”.”

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

	June 30,	June 30,
For periods ended	2009	2008

Convertible preferred stock	1,350,000	-
Stock options	2,415,000	615,000
Warrants	485,833	5,133,640
Convertible debenture	-	5,000,000
Total possible dilution	4,250,833	10,748,640

For the periods ended June 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Our financial instruments consist principally of cash, accounts payable, note payable and gold forward contracts payable. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

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

In April 2009, the Company adopted FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

BASIS OF PRESENTATION, CONTINUED:

Adopted Accounting Pronouncements, continued:

In April 2009, the Company adopted FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improved the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009 Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2009 to fund normal operations for the next 12 months. During the quarter ended June 30, 2009, the Company raised $570,000 through the sale of gold futures and used those funds to build a wash plant, purchase equipment and mobilize its field camp at its Chandalar property in preparation for mining operations which are slated to begin in the third quarter of 2009. Additionally, subsequent to the close of the quarter, the Company raised an additional $300,000 through the sale of gold futures and $250,000 through the sale of convertible preferred shares. The mining plan that was initiated during the quarter ended June 30, 2009 will consume approximately $870,000 of the funds raised, leaving approximately $250,000 to fund operations continuing operations for the coming 12 months if the mining operation is not successful in contributing additional cash through the sale of gold at market prices.  The Company currently has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute on its current mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, including the additional sales of gold futures, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

3.

RELATED PARTY TRANSACTIONS

Pursuant to terms of his contract, the Company’s President has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the quarter ended June 30, 2009, the Company accrued $39,600 of fees, with a total of $91,125 accrued in fees and expenses as of the end of the quarter. Additionally, an amount of $9,220 has been accrued for fees and expenses due to the Company’s Chief Financial Officer at June 30, 2009. At June 30, 2009, the Company included in Prepaid expense $20,000 advanced to the President to pay for parts purchase costs while he was on site at the equipment construction location. This advance was deducted from expense reports during the subsequent quarter.

During the quarter ended June 30, 2009, the Company’s President entered into a gold future contract with the Company wherein he purchased $25,000 of gold futures, a $34,247 liability less $9,247 in discounts, representing 36.45 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property.  Subsequent to the end of the quarter, he entered into a second contract wherein he purchased $50,000 of gold futures, a $68,493 liability less $18,493 in discounts, representing 74.09 ounces, under identical terms as the previous purchase. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

During the quarter ended June 30, 2009, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a gold future contract with the Company wherein the affiliate purchased $250,000 of gold futures, a $342,466 liability less $92,466 in discounts, representing 377.58 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts. Subsequent to the end of the quarter, the affiliate purchased 200,000 shares of convertible preferred stock, resulting in $200,000 gross and net proceeds to the Company.

During the quarter ended June 30, 2009, a director and affiliate of the Company, beneficially owning more that 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into gold future contracts with the Company wherein the affiliate purchased a total of $200,000 of gold futures, a $273,973 liability less $73,973 in discounts, representing 288.89 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. Subsequent to the end of the quarter, that beneficial ownership group purchased an additional 134.44 ounces of gold futures for $90,000, a $123,288 liability less $33,288 in discounts, under similar terms as the previous purchase, except that $40,000 for 59.30 ounces requires gold delivery by November 1, 2009. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

During the quarter ended June 30, 2009, a director of the Company entered into gold future contracts with the Company wherein the affiliate purchased a total of $20,000 of gold futures, a $27,397 liability less $7,397 in discounts, representing 28.99 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

Subsequent to the end of the quarter, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a gold future contract with the Company wherein the affiliate purchased $160,000 of gold futures, a $219,178 liability less $59,178 in discounts, representing 241.25 ounces, with the gold to be delivered on or before November 1, 2009 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

GOLD FUTURE SALES

On May 6, 2009, the Company’s Board of Directors authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold.  During the quarter ended June 30, 2009, the Company was successful in selling 841.27 ounces for total cash proceeds of $570,000, for a total liability of $780,822 net of $210,822 in discounts. Through the date of this report, the Company has secured a total of $870,000 ($1,191,781 less $321,781 of discounts) on the sale of 1291.05 ounces, with additional interested parties to complete the 1,500 ounce allotment.  The forward sales of gold are being made under an Alluvial Gold Forward Sales Contract and its associated Confirmation Letter with each purchaser of the alluvial gold yet to be produced.  Sales are made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date the Confirmation Letter is signed by the purchaser.   With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.  The final $200,000 of forward gold sales contracts require delivery of gold by November 1, 2009, and requires an 8% per annum compounded interest penalty for late delivery.  The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations.

5.

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

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 was filed on May 1, 2009 to incorporate the audited financial statements and other information contained in our Form 10-K for 2008.  The repetitive filings over several months have drained the Company’s cash resources, and it has elected to abandon the registration effort at the present time. A new S-1 to register the shares may be undertaken in the future, most likely subsequent to or concurrent with the filing of the Company’s next Form 10-K. Six months from the issue date, on August 27, 2009, the shares will become tradable; however, RAB will be limited in its trading volume for its holdings of the Company’s common stock due to its affiliate relationship to the Company.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.

SUBSEQUENT EVENTS

In July of 2009, the Superior Court of the State of Alaska issued a Writ of Assistance, wherein any Peace Officer of the State of Alaska is directed to grant assistance in removing Gold Dust Mines, Inc, and its owner, Del Ackels, and any of their personal property from claims owned by the Company.  This action results from final judgment and rulings against those parties in favor of the Company in June of 2009. The Company believes that the removal of these parties and their property will enable it or its agent to work its mining claims without disruption or encumbrance from these parties. In separate but related matters, the claim filed in May of 2009 against the Company in Federal court for $560,000 in purported damages, resulting from a Alaska district judge’s award of certain mining claims to the Company as a result of the Company’s prevailing in a claim litigation in an Alaska district court in December 2008, is still pending.  The Company has filed a motion for dismissal of this proceeding.  The defendant has also filed with the Supreme Court of the State of Alaska an appeal of the June 2009 rulings arising from the December 2008 case. The Company and its legal counsel believe that the claims are baseless and without merit, and that the chance of a judgment against the Company in these matters is remote.  However, the Company has been advised that the legal process to dismiss or resolve these claims may take up to two or three years. Accordingly, no accrual for this claim has been made in the financial statements ended June 30, 2009.

As detailed in Note 3 Related Party Transactions, subsequent to the end the of the quarter, the Company entered into sales of gold forward contracts totaling $300,000 of cash proceeds, a liability of $410,959 less discounts of $110,959, to the Company, representing 449.78 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

Additionally, the Company sold 250,000 shares of  convertible preferred shares subsequent to the end of the quarter, 200,000 of which was to a related party as described in Note 3 Related Party Transactions, resulting in $250,000 cash proceeds to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Plan of Operation

We, Goldrich Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). We are primarily an exploration stage company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, we believe that the payback to stakeholders for successful exploration is normally greatest during the discovery phase of an exploration program.

Our only mineral property at this time is the Chandalar property, located in northern Alaska. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company.  Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any. Although there is a history of past lode and placer production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time; however, our 2007 drilling program on an alluvial gold has indicated the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold at this writing. A great deal of further work is required on our property before a final determination as to the economic and legal feasibility of a mining venture on it can be made.  There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar.  We cannot assure that funds expended at Chandalar will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our Chandalar, Alaska property or other properties we may acquire, and then either joint venture or sell the properties to qualified mining companies. Under certain circumstances, we may choose to develop a mineral deposit discovery. We intend to focus our activities only on projects and deposits where the principal economic value lies in gold mineralization.

As a result of our drill results on the alluvial gold deposits on our Chandalar property, we have initiated a test mining operation for late summer 2009 to evaluate the potential of beginning a commercial extraction program that may generate revenues and cash flow beginning as early as summer of 2011. We do not intend to conduct hard rock mining operations on our own account at this time.

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

Independent Study of Chandalar Alluvial Deposit

In February 2008, we received the final 2007 drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages. We believe that the complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit of commercial significance on the Little Squaw Creek.  Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this.  Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise.

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek Alluvial Gold Deposit to contain an estimated 10.5 million bank cubic yards (“bcy”) of in place material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard.  He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00.  These estimates were prepared by using the cross-sectional method as described in detail in the Society of Mining Engineering Handbook, Volume 1, pages 350 to 353.

These results were based on a detailed data analysis of the Little Squaw Creek Alluvial Gold Deposit performed using Gamma Design software called GS+, which is a geostatistical analysis program that allows one to measure and illustrate spatial relationships in geo-referenced data.   The analysis included basic statistics, semi variograms, multi variant evaluation of grade thickness and grade time thickness distributions to verify the lithologic continuity of grade and thickness for the Little Squaw Creek Alluvial Gold Deposit within a preliminarily design of surface mine plan limits.  The semi variograms indicated a continuity of data up to 250 feet on both sides of the Cross Sections.

A total of 93 reverse circulations (RVC) drill holes, 7034 total feet of pay gravel and 1,407 five foot composited samples were utilized in the data analysis.  Gold fineness used is 870.  The drill holes in the database are holes that fall within the alluvial gold deposit designed pit limits, including holes located in the 45-degree pit high-wall.  The grade data is de-clustered by using the weighted average grade for all drill hole Mineralized Material and the average Mineralized Material thickness for each drill hole.  The average thickness of Mineralized Material per hole (for all holes) is 82 feet and overburden is 50 feet.  The mean grade for the total drill hole database (average of all drill hole grades per section within the mining limits) totaled 0.0262 fine gold ounces per bank cubic yard (bcy), which compares within 6 percent to the total estimated grade of the mineralized material for this report of 0.0246 ounces fine gold per bcy within the proposed mining limit.

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

Figure 1.  Location.

Mine Plan for 2009

On May 6, 2009, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold produced at our Chandalar property to fund the mining operation. The forward sales were approved at 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Fixing on the date a Confirmation Letter is signed by the purchaser, with gold to be delivered on or before November 1, 2010.  With the exception of the following, any gold distribution prior to November 1, 2010 would be done on a prorata basis among all purchasers and will be evenly representative of the total gold produced and not based on fraction sizing of gold coarseness. The final $200,000 of forward gold sales contracts require delivery of gold by November 1, 2009, and requires an 8% per annum compounded interest penalty for late delivery. Under the forward gold sales contracts in place at August 14, 2009, we will be required to deliver 301.56 ounces of gold on or before November 1, 2009 and 989.49 on or before November 1, 2010. Because the funds raised will be required to execute the mining plan and pay for normal corporate overhead, we are unable to set aside funds to purchase gold on the open market to satisfy the gold delivery obligations. We expect to mine sufficient gold from our Chandalar property and do not expect to be required to purchase gold on the open market to meet delivery obligations. If we are unable to mine sufficient gold, we will be required to renegotiate the terms of the forward gold sales contracts or raise funds from other sources through private placements of our common stock, joint ventures with other mining companies, sale of company assets or other means that will be addressed should the need arise. We can give no assurance that we will be able to successfully fill our requirements from mined gold or raise additional funds if required.

We received a mining permit for a test mine from the Alaska Department of Natural Resources and a water course diversion permit from the U.S. Army Corps of Engineers, raised cash proceeds of $870,000 in forward gold sales as of the date of this report, sold 250,000 shares of Series A Convertible Preferred stock for $250,000, and initiated the construction of the wash plant required to extract gold from mineralized gravel during the summer of 2009. Of the funds raised, $300,000 of the forward gold sales and all of the Series A Convertible Preferred shares were sold subsequent to the end of the quarter ended June 30, 2009,  The terms of the Series A Convertible Preferred shares are described in full the our 2008 Form 10-K filed with the Securities and Exchange Commission on April 3, 2009.

We are undertaking a bulk test placer extraction on our claims along Little Squaw Creek, in the Chandalar Mining District, northern Alaska (Figure 1).  In 2009 activities will be confined to several unpatented claims in the Mello Bench area; the bulk sample site is located on MTRSC claim # LSGMC 1117.

We received a permit from the Alaska Department of Natural Resources to test mine and process about 8,500 yds3 of mineralized gravel to determine engineering, water, and other criteria before undertaking a commercial-scale operation.  Critical amongst the engineering information to be obtained are ground ice conditions, aquifer data, mine pit wall slope stability factors and gold recovery characteristics.  A series of up to 12 prospect pits will also be dug with an excavator to better delineate the bounds of the deposit.  Approximately 10,000 yds3 of overburden is being removed to reach the deposit.  Mining will be done with a Komatsu D155A dozer, Cat D-6R dozer, a Hitachi 200 excavator, a Cat 930G loader, and several smaller pieces of equipment.  A decision will be made in advance of reclamation whether to prepare for continuing operations in 2010.

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
DATUM IS MEAN SEA LEVEL
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLD PLACER LOCATIONS OF THE CHANDALAR MINING DISTRICT
04-16-09

Figure 2.  Property map

Access and Camp

We maintain a 4,400-foot long airstrip about 1.5 miles north of the proposed project.  The strip is suitable for multi-engine aircraft up to C-130 class and is connected to the camp via an improved all-weather mine road. Camp facilities include frame tents with plywood floors, several older house trailers left by previous operators, a frame office building on skids, and an older cabin built by lessees in the 1950’s.  It is anticipated that a crew of six people will operate the placer mine; also present will be a geologist, sampler, camp hand, and a cook.  With visitors, up to fourteen people can be accommodated at camp.  Fuel is delivered by DC-6 aircraft and stored in a small tank farm at the airstrip.  Depending on the results of the 2009 bulk sample test, some additional equipment and supplies will be moved to the site via the Chandalar winter trail from Coldfoot in late winter of 2010.  The proposed site is characterized by a stream incised into deep valley alluvial fill where there are no bedrock exposures.

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

Mining Plan Detail

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

Surface Disturbance

Total disturbed area for the mine pit and higher benches will be an area about 225 X 300 feet, about 1.5 acres.  The settling pond will disturb an additional 2 acres and tailings placement will cover an additional one acre.  The diversion ditch has been in existence for more than 45 years and includes an area about 20 feet wide by 1,850 feet long that was previously disturbed (Figure 7).  Cleaning and re-shaping of the ditch may disturb an additional 10 to 12-foot-wide path and thereby 0.5 acres may be involved.  All of the above disturbances may total 5 acres.

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

The costs of the program have been funded through the forward sale of 1,291.05 ounces of gold for $870,000. Additional operating funds of $250,000 have been provided through the sale of 250,000 shares of convertible preferred stock.  Based upon projections derived from assayed drill results of the test pit area, the assay results of drill holes encompassed in the test pit from the 2007 drill program of  and the volume of mineralized material to be extracted and processed, we believe that we can mine well in excess of 1,500 ounces during the 2009 summer field season. Our economic modeling is built upon achieving at least 1,300 ounces of production.  While we believe our mining plan to be conservative, there can be no assurance that the operation of the test mine will be successful in producing the anticipated number of ounces, or in providing engineering data that would support a similar or larger mining operation in 2010.

Gold Recovery Plant, Stripping and Results of Sample Pit

On August 6, 2009, the Company reported that an alluvial gold gravity recovery plant capable of processing up to 200 cubic yards per hour of gold-bearing gravels has been constructed and mobilized to its Chandalar property. The plant, which was expected to be operational within days, is scheduled to operate at about half capacity during its initial mechanical shakedown period and will process lower grade mineralized material that is readily accessible. Thereafter, focus will be on processing higher grade mineralized material from a mining test pit where overburden is currently being stripped.

At that date, overburden stripping to access higher grade mineralized material was approximately 50% complete.  Sampling beneath the overburden confirmed the presence of high grade mineralized material, as shown in Figure 5. This sample pit was excavated about 20 feet from the collar of a drill hole containing a 20-foot-thick intercept of gold-bearing gravel averaging 0.22 fine ounces of gold per cubic yard (oz/yd3).  It penetrated this mineralized zone, where a series of 2-foot-long vertical samples, each equivalent to one cubic foot of material, over 12 feet average 0.51 oz/yd3, including 6 feet reporting nearly an ounce per cubic yard.  At the same location, an excavator was used to also collect a one cubic yard sample from 5 vertical feet within the 12 foot zone.  A total of 0.86 fine ounces of gold was recovered from this one yard sample, indicating a grade of 0.86 oz/yd3.

The gold recovered from the one yard bulk sample is of high quality.  The gravity concentrate is clean and contains coarse easily recoverable gold with trivial associated flour gold.  Black sands of magnetite or other heavy minerals like garnets that could plug up the sluice boxes on the plant are also negligible.  Notably, no troublesome boulders were encountered in the material sampled. The Company uses a purity factor of 87% when converting raw troy ounces of gold to fine troy ounces of gold.  This standard is based on the average of 22 assays of raw gold extracted from a suite of drill hole samples along Little Squaw Creek.  Alaskan placer gold deposits typically show average grades on the order of 0.015 to 0.040 oz/yd3, and 0.025 oz/yd3 is typically considered to be an acceptable mining grade. The Company considers samples that run more than 0.10 oz/yd3 to be “high-grade”.  The Company has contracted Cathedral Rock Enterprises of Fairbanks, Alaska, to maintain grade and quality control.  A Denver Gold Saver was used in the recovery of gold from all the samples.

VIEW LOOKING NORTH
feet
0
10
20
30
40
50
60
70
80
90
100
110
5
15
25
35
45
55
65
75
RC hole
H-2
GOLDRICH MINING COMPANY
LITTLE SQUAW CREEK
ORIGINAL
SURFACE
GROUND REMOVED
(as of 7-25-09)
trc oz/yd3
0.10
0.34
0.33
0.12
0.01
0.02
AVERAGE
GRADE
20 ft
0.22 oz/yd3
AVERAGE
GRADE
12 ft
0.51 oz/yd3
6 ft
0.98
oz/yd3
0.01 oz/yd3
0.03
0.96
1.36
0.62
0.03
0.03
0.86
oz/yd3
1 YD3
BULK
SAMPLE
NOTE: ALL ASSAYS
REPORTED AS FINE
GOLD
PIT DESIGN
LIMITS
Revision August 2, 2009
Cathedral Rock Enterprises, LLC

LINE 11, LITTLE SQUAW CREEK GOLD PLACER

Figure 5, Sample Pit

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception.  We do not have sufficient cash at June 30, 2009 to fund normal operations for the next 12 months. During the quarter ended June 30, 2009, we raised cash of $570,000 through the sale of gold futures and used those funds to build a wash plant, purchase equipment and mobilize our field camp at our Chandalar property in preparation for alluvial gold mining operations which are slated to begin in the third quarter of 2009. Additionally, subsequent to the close of the quarter, we raised additional cash of $300,000 through the sale of gold futures and cash of $250,000 through the sale of convertible preferred shares. The mining plan that was initiated during the quarter ended June 30, 2009 will consume approximately $870,000 of the funds raised, leaving approximately $250,000 to fund continuing operations for the coming 12 months if the mining operation is not successful in contributing additional cash through the sale of mined gold at market prices.  Under the forward gold sales contracts in place at August 14, 2009, we will be required to deliver 301.56 ounces of gold on or before November 1, 2009 and 989.49 on or before November 1, 2010. Because the funds raised will be required to execute the mining plan and pay for normal corporate overhead, we are unable to set aside funds to purchase gold on the open market to satisfy the gold delivery obligations. We expect to mine sufficient gold from our Chandalar property and do not expect to be required to purchase gold on the open market to meet delivery obligations. If we are unable to mine sufficient gold, we will be required to renegotiate the terms of the forward gold sales contracts or raise funds from other sources through private placements of our common stock, joint ventures with other mining companies, sale of company assets or other means that will be addressed should the need arise. We can give no assurance that we will be able to successfully fill our requirements from mined gold or raise additional funds if required.

We currently have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute on our current mining plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating a number of alternatives for raising additional capital with potential investors, including the additional sales of gold futures, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

On June 30, 2009 we had total liabilities of $1,008,965 and total assets of $1,706,969.  This compares to total liabilities of $1,230,215 and total assets of $1,510,622 on December 31, 2008.  As of June 30, 2009, the Company’s liabilities consist of $50,000 for environmental cleanup, $580,053 in gold forward contracts, and $378,912 in current liabilities, consisting of $107,017 of trade payables, $23,699 in accrued liabilities, $10,306 due to legal firms, $138,144 due to related parties, $57,745 due to consultants and directors and $42,000 due on note payable.  The increase in liabilities compared to December 31, 2008 is largely due to increased spending related to preparation for mining activities during the quarter ended June 30, 2009, the continuing deferral of payments on related party and consultant fees and the note payable arising from the purchase of capital equipment.  The increase in total assets was due to an increase in cash reserves and investment in the construction of the wash plant being assembled at our mine site during the quarter ending June 30, 2009, offset somewhat by the reduction of gold and fuel inventory through sales and usage, respectively.

Our principal source of liquidity during the respective six month periods ended June 30, 2009 and 2008, has been through the sale of equity instruments and forward gold contracts. During the most recent quarter, we sold $780,822 in gold forward contracts for cash proceeds of $570,000.  We used cash of $179,493 (to purchase and build equipment) compared with $9,697 (to stake additional mining claims, offset by release of restricted cash for use in operations) for investing activities during the respective six months ended June 30, 2009 and 2008, respectively.  Financing activities provided cash of $486,000 and $582,999 during the six months ended June 30, 2009 and 2008, respectively.  We used cash in operating activities of $222,607 and $1,518,802 during the six months ended June 30, 2009 and 2008, respectively.  Additionally, we converted the $1,000,000 convertible debenture as described below into 5,000,000 shares of common stock during the six months ended June 30, 2009.

On May 6, 2009, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold to fund the mining operation. We have received a mining permit for a test mine, sold $780,822 of forward gold sales contracts, net of discounts of $210,822, resulting in cash proceeds of $570,000, during the quarter ended June 30, 2009 with additional sales of $410,959 of forward gold contracts net of discounts of $110,959, resulting in cash proceeds of $300,000 subsequent to the end of the quarter, have sold 250,000 shares of convertible preferred stock for cash proceeds of $250,000 and have nearly completed the construction of the wash plant required to extract the gold from mineralized gravel during the late summer of 2009. The delivery of gold under $670,000 of the forward gold sale contracts is on or before November 1, 2010 and for $200,000 of forward gold sale contracts, delivery is required on or before November 1, 2009. The latter contracts also require an 8% compounded interest penalty for late delivery of gold. Our activities on the hard rock prospects at Chandalar will be limited to those that can be executed without significant supply or equipment shipments and may be limited to caretaking activities until additional funding can be obtained.

We believe that we currently have sufficient cash for company operations until the Spring of 2010.  We believe that the sale of gold extracted during 2009 and 2010 will fill our commitments under the forward gold sales contracts and will provide operating capital for continued mining operations, and may eventually provide sufficient cash to finance further exploration activities on the hard rock prospects at Chandalar. We do not expect to be required to purchase gold on the open market to meet our gold delivery obligations. To assure the continuing operations of the Company through 2010, we will need to raise additional funds through profitable mining activities or additional debt or equity.  We cannot assure that we will be successful in our mining plan or in attracting capital or debt on terms acceptable to us.

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

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, as post-effective amendment number two to the Registration Statement on Form SB-2 (No. 333-140899) initially filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as last amended October 24, 2008. The S-1 Registration Statement also served as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-133216) initially filed with the SEC on April 11, 2006 as last amended May 1, 2007, and as post-effective amendment number four to the Registration Statement on Form SB-2 (No. 333-130819) initially filed with the SEC December 30, 2005, as last amended May 1, 2007. An amendment to Form S-1 was filed on May 1, 2009 to incorporate the audited financial statements and other information contained in our Form 10-K for 2008.  The repetitive filings over several months have drained the Company’s cash resources, and it has elected to abandon the registration effort at the present time. A new S-1 to register the shares may be undertaken in the future, most likely subsequent to or concurrent with the filing of the Company’s next Form 10-K. Six months from the issue date, on August 27, 2009, the shares will become tradable; however, RAB will be limited in its trading volume for its holdings of the Company’s common stock due to its affiliate relationship to the Company.

Gold Futures Sales

On May 6, 2009, the Company’s Board of Directors authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold.  During the quarter ended June 30, 2009, the Company was successful in selling 841.27 ounces for total cash proceeds of $570,000, for a total liability of $780,822 net of $210,822 in discounts. Through the date of this report, the Company has secured a total of $870,000 ($1,191,781 less $321,781 of discounts) on the sale of 1291.05 ounces, with additional interested parties to complete the 1,500 ounce allotment.  The forward sales of gold are being made under an Alluvial Gold Forward Sales Contract and its associated Confirmation Letter with each purchaser of the alluvial gold yet to be produced.  Sales are made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date the Confirmation Letter is signed by the purchaser.   With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.  The final $200,000 of forward gold sales contracts require delivery of gold by November 1, 2009, and requires an 8% per annum compounded interest penalty for late delivery.  The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations.

Related Party Transactions

During the quarter ended June 30, 2009, Earl C. Foster, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a gold future contract with the Company wherein he purchased $250,000 of gold futures, a $342,466 liability less $92,466 in discounts, representing 377.58 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts. Subsequent to the end of the quarter, he purchased 200,000 shares of convertible preferred stock, resulting in $200,000 gross and net proceeds to the Company. See Gold Future Sales for details of the terms of sale of gold future contracts.

During the quarter ended June 30, 2009, David Atkinson, a director of the Company, beneficially owning more that 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into gold future contracts with the Company wherein he purchased a total of $200,000 of gold futures, a $273,973 liability less $73,973 in discounts, representing 288.89 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. Subsequent to the end of the quarter, that beneficial ownership group purchased an additional 134.44 ounces of gold futures for $90,000, a $123,288 liability less $33,288 in discounts, under similar terms as the previous purchase, except that $40,000 for 59.30 ounces requires gold delivery by November 1, 2009. See Gold Future Sales for details of the terms of sale of gold future contracts.

During the quarter ended June 30, 2009, James A. Fish, a director of the Company entered into gold future contracts with the Company wherein he purchased a total of $20,000 of gold futures, a $27,397 liability less $7,397 in discounts, representing 28.99 ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Gold Future Sales for details of the terms of sale of gold future contracts.

Subsequent Events

Subsequent to the end the of the quarter, we entered into sales of gold forward contracts totaling $300,000 of cash proceeds to the Company, representing 449.78 ounces, with the gold for $100,000 of the purchases to be delivered on or before November 1, 2010 and delivery of $200,000 of the forward gold purchases on or before November 1, 2009, from gold yet to be produced at the Company’s Chandalar property. We do not expect to be required to purchase gold on the open market to meet these gold delivery obligations.

Subsequent to the end of the quarter, a fund managed by Nicholas Gallagher, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a gold future contract with the Company wherein he purchased $160,000 of gold futures, a $219,178 liability less $59,178 in discounts, representing 241.25 ounces, with the gold to be delivered on or before November 1, 2009 from gold yet to be produced at the Company’s Chandalar property. See Gold Future Sales for details of the terms of sale of gold future contracts.

Additionally, we sold 250,000 shares of Series A Convertible Preferred shares subsequent to the end of the quarter, resulting in $250,000 cash proceeds to the Company.  The terms of the Series A Convertible Preferred shares are described in full the our 2008 Form 10-K filed with the Securities and Exchange Commission on April 3, 2009. The Series A Convertible Preferred shares were issued in private transactions pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July of 2009, the Superior Court of the State of Alaska issued a Writ of Assistance, wherein any Peace Officer of the State of Alaska is directed to grant assistance in removing Gold Dust Mines, Inc, and its owner, Del Ackels, and any of their personal property from claims owned by us.  This action results from final judgment and rulings against those parties in our favor in June 2009. We believe that the removal of these parties and their property will enable us or our agents to work our mining claims without disruption or encumbrance from these parties. In separate but related matters, the claim filed in May of 2009 against the Company in Federal court for $560,000 in purported damages resulting from the State Superior Court’s  award of certain mining claims to us in December 2008 is still pending. We have filed a motion for dismissal of this proceeding. The defendant has also filed with the Supreme Court of the State of Alaska an appeal of the June 2009 rulings from the December 2008 case. We and our legal counsel believe that the claims are baseless and without merit, and that the chance of a judgment against us in these matters is remote.  However, we have been advised that the legal process to dismiss or resolve these claims may take two or three years. Accordingly, no accrual for this claim has been made in the financial statements ended June 30, 2009.

Item 1A. Risk Factors

Except for the risk factors described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 3, 2009.

We may not be able to cover our gold future contracts with gold produced from our property, requiring us to purchase gold in the open market to cover these contracts, depleting our capital, and, further, we may not have or be able to obtain sufficient capital to make such purchases, subjecting us to penalties under the contracts.

We have entered into multiple gold future contracts that require us to deliver certain amounts of gold on future dates.  Specifically, we will be required to deliver 301.56 ounces of gold to a future contract holder on November 1, 2009 and 989.49 ounces of gold to future contract holders on November 1, 2010 for a total delivery requirement of 1,291.05 ounces of gold.  If we are unable to produce gold from our property sufficient to meet these delivery requirements, we will be required to purchase gold in the open market to cover our delivery requirements.  As of June 30, 2009, we had $446,536 in current assets.  On August 12, 2009, the closing 24–hour New York spot price for gold was $947.20 per ounce, making the current estimated cost for purchasing the full amount of required ounces of gold to be delivered under the future gold contracts approximately $1,222,883.  This amount is subject to the volatility of gold prices.  We may not have sufficient capital to cover the purchase of gold in the market to cover any short-fall in our gold delivery requirements and we may be unable to raise sufficient capital through financing to meet such obligations.  Further, such purchases in the open market will reduce our available working capital and may require us to reduce or cease our future mining plans on our property.  If we are unable to meet our 2009 delivery requirement, the gold future contracts provide for an 8% per annum compounded interest penalty for late delivery.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

On May 6, 2009, the Company’s Board of Directors authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold.  During the quarter ended June 30, 2009, the Company was successful in selling 841.27 ounces for total cash proceeds of $570,000, for a total liability of $780,822 net of $210,822 in discounts. Through the date of this report, the Company has secured a total of $870,000 ($1,191,781 less $321,781 of discounts) on the sale of 1291.05 ounces, with additional interested parties to complete the 1,500 ounce allotment.  The forward sales of gold are being made under an Alluvial Gold Forward Sales Contract and its associated Confirmation Letter with each purchaser of the alluvial gold yet to be produced.  Sales are made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date the Confirmation Letter is signed by the purchaser.   With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.  The final $200,000 of forward gold sales contracts require delivery of gold by November 1, 2009, and requires an 8% per annum compounded interest penalty for late delivery.  The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. The forward gold sales contracts were placed in private transactions pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Subsequent to the end of the quarter, we sold 250,000 shares of Series A Convertible Preferred shares, resulting in $250,000 cash proceeds to the Company.  The terms of the Series A Convertible Preferred shares are described in full the our 2008 Form 10-K filed with the Securities and Exchange Commission on April 3, 2009. The Series A Convertible Preferred shares were issued in private transactions pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1

Form of Alluvial Gold Forward Sales Contract (1)

Exhibit 10.2

Form of Alluvial Gold Forward Sales Contract Confirmation Letter (1)

Exhibit 10.3

Update of Mineralized Material Estimate and Data Analysis for Little Squaw Creek (1)

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

(1) Previously filed with the Commission under cover of Form 8-K on June 4, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2009

GOLDRICH MINING COMPANY

By

/s/  Richard R. Walters

Richard R. Walters, President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2009

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer