Form 10-Q
period 2009-09-30
GOLDRICH MINING CO
filed 2009-11-16
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 16, 2009:      44,219,713

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, September 30, 2009 and December 31, 2008

3

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and

2008 and from the date of inception on March 26, 1959 through September 30, 2009

4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and from the date of inception on March 26, 1959 through September 30, 2009

5

Notes to Consolidated Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3:  Off Balance Sheet Arrangements

28

Item 4:  Controls and Procedures

28

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 4:  Submission of Matters to a Vote of Security Holders

29

Item 5:  Other Information

29

Item 6:  Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(unaudited)
September 30, 2009 and December 31, 2008	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 70,193	$ 219,724
Value added taxes receivable	7,067	23,788
Prepaid expenses	26,017	52,721
Gold inventory	525,390	-
Other current assets	39,675	56,337
Total current assets	668,342	352,570

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,040,959	715,263
Mining properties and claims	332,854	340,854
Total property, plant, equipment and mining claims	1,373,813	1,056,117

Other assets:
Gold inventory	-	101,935
Total other assets	-	101,935
Total assets	$ 2,042,155	$ 1,510,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 164,281	$ 38,564
Legal fees payable	10,481	67,845
Accrued liabilities – other	19,310	8,152
Related party payable	162,675	37,800
Deferred consultant and director fees	79,159	15,198
Current portion of gold forward contracts payable, related party	273,973	-
Total current liabilities	709,879	167,559

Long-term liabilities:
Gold forward contracts payable, net of discounts	581,855	-
Gold forward contracts payable, net of discounts, related party	102,740	-
Accrued interest payable	-	5,096
Stock subscriptions payable	-	7,560
Accrued remediation costs	50,000	50,000
Convertible debenture, net of discounts	-	1,000,000
Total long-term liabilities	734,595	1,062,656
Total liabilities	1,444,474	1,230,215
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 475,000 shares issued and outstanding, $950,000 liquidation preferences	475,000	225,000
Common stock; $.10 par value, 200,000,000 shares authorized; 44,219,713 and 39,214,913 issued and outstanding, respectively	4,421,971	3,921,491
Additional paid-in capital	8,376,742	7,855,197
Deficit accumulated during the exploration stage	(12,676,032)	(11,721,281)
Total stockholders’ equity	597,681	280,407
Total liabilities and stockholders' equity	$ 2,042,155	$ 1,510,622

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
September 30,					September 30,
	2009	2008	2009	2008	2009
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	11,070	-	53,022	-	84,463
Total revenue	11,070	-	53,022	-	582,545

Operating Expenses:
Costs of gold sales	10,785	-	56,046	-	56,046
Exploration expense	87,370	204,498	283,997	911,568	5,168,485
Management fees and salaries	81,825	184,805	206,475	327,545	2,132,257
Professional services	27,574	42,413	126,253	176,899	1,584,057
Other general and admin expense	12,180	82,712	39,496	375,157	1,604,786
Office supplies and other expense	1,380	4,187	5,623	31,847	346,224
Directors' fees	-	410,400	9,600	421,900	724,525
Mineral property maintenance	-	6,115	-	15,747	82,256
Depreciation	61,971	45,898	155,146	136,922	558,630
Reclamation and miscellaneous	-	-	-	-	115,102
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Unrealized loss on gold inventory	(10,887)	-	6,613	-	6,613
Realized gain/loss on gold inventory	10,887		10,887		10,887
Loss on disposal of mining properties and equipment	-	60	8,000	115,005	197,281
Total operating expenses	283,085	981,088	908,136	2,512,590	12,665,721

Other (income) expense:
Interest income	(394)	(75)	(1,026)	(9,051)	(279,106)
Interest expense and finance costs	78,619	30,115	98,252	164,402	794,118
Loss on foreign currency translation	83	17,786	2,411	5,662	77,844
Total other expense	78,308	47,826	99,637	161,013	592,856

Net loss	$ 350,323	$ 1,028,914	$ 954,751	$ 2,673,603	$ 12,676,032

Preferred dividends	12,875		12,875		12,875

Net loss available to common stockholders	363,198		967,626		12,688,907

Net loss per common share	$ 0.01	$ 0.03	$ 0.02	$ 0.07	$ 1.20

Weighted average common
shares outstanding-basic	44,219,712	38,716,126	43,142,322	37,285,796	10,352,969

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (954,751)	$ (2,673,603)	$ (12,676,032)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	155,146	136,922	559,124
Unrealized loss on gold inventory	6,613	-	6,613
Gain/loss on gold inventory	10,887		10,887
Loss on disposal of mining property	8,000	114,000	196,276
Loss on sale of equipment	-	945	4,388
Common stock, warrants, and options
issued for salaries and fees	7,560	288,510	867,341
Common stock issued for interest	14,466	30,082	196,110
Compensation expense for stock option grants		342,000	476,215
Amortization of discount on gold forward contracts	88,567	-	88,567
Amortization of discount on convertible
debenture for value of warrant	-	-	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	-	29,642	150,000
Amortization of deferred financing costs	-	32,499	130,000

Change in:
Accrued interest receivable	-	768	-
Value added taxes receivable	16,721	-	(7,067)
Prepaid expenses	26,704	(8,648)	(26,017)
Gold Inventory	(440,955)	1,435	(542,890)
Other current assets	16,662	(56,304)	(39,675)
Accounts payable	125,717	(179,399)	164,281
Accrued liabilities – other	11,158	(1,466)	19,310
Legal fees payable	(57,364)	-	10,481
Accrued interest payable	(5,096)	14,959	-
Related party payable	124,875	27,085	162,675
Deferred consultant and director fees	63,961	-	79,159
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	50,000
Net cash used - operating activities	(781,129)	(1,883,277)	(9,603,981)

Cash flows from investing activities:
Receipts attributable to unrecovered	-
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(354,842)	(297)	(1,497,652)
Release of restricted cash	-	31,402	-
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(36,197)	(503,890)
Net cash used - investing activities	(354,842)	(5,092)	(1,311,476)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
(unaudited)
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	(7,560)	-	-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock, net of offering
Costs	-	582,999	6,082,045
Proceeds from gold forward contracts	870,000	-	870,000
Proceeds from issuance of preferred stock	250,000	-	475,000
Payments on capital lease payable	-	-	(23,053)
Payment of note payable on equipment	(126,000)	-	(126,000)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	986,440	582,999	10,985,650

Net increase (decrease) in cash and cash equivalents	(149,531)	(1,305,370)	70,193

Cash and cash equivalents, beginning of period	219,724	1,483,885	-
Cash and cash equivalents, end of period	$ 70,193	$ 178,515	$ 70,193

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 126,000	$ -	$ 149,053
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ 1,000,000	$ -	$ 1,000,000

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidation of and Accounting for Subsidiary

During the nine month periods ended September 30, 2009 and 2008, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the three and nine month periods then ended and the Balance Sheets for the periods ended September 30, 2009 and December 31, 2008, with all intercompany balances and investment accounts eliminated.  The Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances, under Statement of Financial Standards No. 52, “Foreign Currency Translation.”.”

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

	September 30,	September 30,
For periods ended	2009	2008

Convertible preferred stock	2,850,000	0
Stock options	2,415,000	2,315,000
Warrants	485,833	5,133,640
Convertible debenture	-	5,000,000
Total possible dilution	5,750,833	12,448,640

For the periods ended September 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Our financial instruments consist principally of cash, gold inventory, gold forward contracts payable and accrued remediation costs. The table below sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance September 30, 2009	Balance December 31, 2008	Input Hierarchy level
Recurring:
Cash	$ 70,193	$ 219,724	Level 1
Gold inventory	522,390	0	Level 1
Gold forward contracts payable (net)	958,568	0	Level 2

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

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

Gold Inventory

The Company values gold inventory at the lower of net production cost or net realizable value.   Because the nature of mining activity to produce the gold inventory was characterized as a ‘test’ mining activity, meaning that a limited portion of previously drilled and explored area of the alluvial deposit was selected for limited mining to prove out mining methods and gathering engineering, geological, hydraulic, and other key processing data, the cost associated with the mining operation exceeded the market value of the gold extracted.  Therefore, the valuation of the gold inventory extracted is limited to the net realizable value of the gold inventory.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

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

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at September 30, 2009 to fund normal operations for the next 12 months. During the quarter ended September 30, 2009, the Company raised $300,000 through the sale of gold futures for a total of $870,000 during the 9 months ended September 30, 2009.  Those funds were used to build a mobile wash plant, purchase equipment and mobilize its field camp at its Chandalar property in preparation for mining operations which began during quarter ended September 30, 2009. The Company also raised an additional $250,000 through the sale of convertible preferred shares. The mining plan that was initiated and completed during the quarter ended September 30, 2009 consumed the funds raised. The Company will be required to sell at market prices the gold extracted during the mining operation to fund continuing operations. Subsequent to the end of the quarter, on November 9, 2009, the Company announced approval by its Board of Directors to raise up to $7,000,000 in cash from sales of gold futures (See Note 6 Subsequent Events).

The Company currently has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute on its current mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt, selling gold futures as it did in the nine months ended September 30, 2009, and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

2.

GOING CONCERN, CONTINUED:

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

RELATED PARTY TRANSACTIONS

Pursuant to terms of his contract, the Company’s President has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the quarter ended September 30, 2009, the Company accrued $45,600 of fees, with a total of $153,600 accrued in fees as of the end of the quarter. Additionally, an amount of $9,075 has been accrued for fees due to the Company’s Chief Financial Officer at September 30, 2009. At September 30, 2009, the Company included in Prepaid expense $9,983 advanced to the President to pay for parts purchase costs while he was on site at the equipment construction location. This advance was deducted from an expense report during the subsequent quarter.

During the quarter ended September 30, 2009, the Company’s President entered into a second gold future contract with the Company, wherein he purchased $50,000 of gold futures, a $68,493 liability by the Company less $18,493 in discounts, representing 74.09 troy ounces.  Together with a contract entered into during the second quarter, total contract purchases by the President are $75,000 of gold futures, a $102,740 liability by the Company less $27,740 in discounts, representing 110.54 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

During the nine months ended September 30, 2009, an affiliate of the Company, owning more than 5% of the outstanding shares, entered into a gold future contract with the Company wherein he purchased $250,000 of gold futures, a $342,466 liability less $92,466 in discounts, representing 377.58 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts. During the quarter ended September 30, 2009 he also purchased 200,000 shares of convertible preferred stock, resulting in $200,000 gross and net proceeds to the Company.

During the six months ended June 30, 2009, a director and affiliate of the Company, beneficially owning more that 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into gold future contracts with the Company wherein he purchased a total of $200,000 of gold futures, a $273,973 liability less $73,973 in discounts, representing 288.89 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property.  During the quarter ended September 30, 2009, that beneficial ownership group purchased an additional 134.44 troy ounces of gold futures for $90,000, a $123,288 liability less $33,288 in discounts, under similar terms as the previous purchase, except that $40,000 for 62.32 troy ounces requires gold delivery by November 1, 2009. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS, CONTINUED

During the nine months ended September 30, 2009, a director of the Company entered into gold future contracts with the Company wherein he purchased a total of $20,000 of gold futures, a $27,397 liability less $7,397 in discounts, representing 28.99 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

During the quarter ended September 30, 2009, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a gold future contract with the Company wherein he purchased $160,000 of gold futures, a $219,178 liability less $59,178 in discounts, representing 244.02 troy ounces, with the gold to be delivered on or before November 1, 2009. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and at on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 4 Gold Future Sales for details of the terms of sale of gold future contracts.

Total interest expense recognized for the nine months ended September 30, 2009, for gold future contracts with related parties was $83,135

4.

GOLD FUTURE SALES

On May 6, 2009, the Company’s Board of Directors authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold.  During the nine months ended September 30, 2009, the Company was successful in selling 1,291 ounces for total cash proceeds of $870,000, for a total liability of $1,191,781 net of $321,781 in discounts.  The forward sales of gold were made under an Alluvial Gold Forward Sales Contract and its associated Confirmation Letter with each purchaser of the alluvial gold yet to be produced.  Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date the Confirmation Letter was signed by the purchaser.   With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.  The final $200,000 of forward gold sales contracts require delivery of gold by November 1, 2009, and requires an 8% per annum compounded interest penalty for late delivery.  The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation.  The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

CONVERTIBLE DEBENTURE, CONTINUED:

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, amended on May 1, 2009, but ultimately withdrawn prior to effectivity due to the limitations of Company resources. A Form S-1 to register the shares may be undertaken in the future, most likely subsequent to or concurrent with the filing of the Company’s next Form 10-K, contingent upon cash resources at that time. Six months from the issue date, on August 27, 2009, the shares became tradable; however, RAB may be limited in its trading volume for its holdings of the Company’s common stock due to its affiliate relationship to the Company.

6.

SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of filing this Form 10-Q with the SEC on November 16, 2009.  We have determined that except as set forth below there are no subsequent events that require recognition or disclosure in these financial statements.

On September 30, 2009, the US Bankruptcy Court for the District of Alaska dismissed with prejudice an adversarial complaint filed by disgruntled court litigants, Delmer and Gail Ackels, claiming that Goldrich Mining Company had violated the Ackels’ bankruptcy discharge granted in 2000 in the Company’s recent win in an Alaska state court.  In that earlier favorable ruling, the Company was awarded quiet title to certain post-petition mining claims illegally staked by Mr. Ackels.  In the state court ruling, the Company had prevailed on every significant count, receiving quiet title to the four disputed claims and also twenty-one mining claims filed by Mr. Ackels or his company, Gold Dust Mines, Inc., during the years that he was operating under a lease of claims from Goldrich Mining Company, then known as Little Squaw Gold Mining Company.

In October of 2009, the Company reported the successful completion of its 2009 alluvial gold mining test on Little Squaw Creek at its Chandalar property. The pilot program involved a full-scale mining test that produced 593.5 ounces of placer gold. The gold production allowed the Company to fulfill its gold delivery obligations under the two gold forward contracts which required delivery of a total of approximately 301 ounces of raw gold on or before November 1, 2009.  The balance of the gold inventory was sold in November to pay for outstanding accounts payable and fund continuing operations.

On October 22, 2009, the Company announced that Mr. William Schara had been appointed Chief Executive Officer and President of the Company. Mr. Jim Duff will replace Mr. Schara as Chairman of the Board.  Mr. Richard (“Dick”) Walters, the current President of the Company, will continue as Chief Operating Officer.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

6.

SUBSEQUENT EVENTS, CONTINUED

On November 9, 2009, the Company announced that its Board of Directors had approved the sale of up to $7,000,000 of forward gold sales. Proceeds from the forward gold sales are expected to be used primarily to finance the start up of commercial production at the Company’s Chandalar gold project. The contract terms of the forward gold sales include a 20% discount to market price as calculated on the date of sale and will specify delivery of gold in November 2011. The forward gold sales contract contains standard terms regarding delivery and receipt of gold and payment of delivery costs. Additionally, for each dollar of gold purchased, the purchaser will receive one half of a warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue.  In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company has the right to accelerate exercise of the warrants. The securities have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements.

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

Our only mineral property at this time is the Chandalar property, located in northern Alaska. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company.  Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any. Although there is a history of past lode and placer production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time; however, our 2007 drilling program on an alluvial gold has indicated the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold at this writing.  While sufficient data has not yet been obtained to produce an SEC Industry Form 7 compliant reserve, we believe that sufficient data has been collected, for example, to complete a Canadian National Instrument 43-101 or similar report on this alluvial deposit. A great deal of further work is required on our property before a final determination as to the economic and legal feasibility of a mining venture on it can be made.  There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar.  We cannot give assurance that funds expended at Chandalar will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

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

As a result of our favorable drill results on the alluvial gold deposits on our Chandalar property, we initiated and completed a successful test mining operation starting in July of 2009 with the removal of overburden material and concluding on September 12th, 2009.   The purpose of the test mining operation was to evaluate the potential of beginning a commercial extraction program that may generate significant revenues and cash flow beginning as early as summer of 2010. The test mining program involved a full-scale mining test processing 13,825 cubic yards of material yielding 597 “raw” troy ounces of placer gold. The test mining operation successfully yielded valuable mining and engineering data that will enable the Company to ramp-up the project into commercial production in the spring of 2010.  We do not intend to conduct hard rock mining operations on our own account at this time.

The alluvial gold mining operation is being implemented in order to finance the continuing hard rock exploration activities to locate what we believe to be a larger hard rock gold deposit higher in the terrain that is the source of the alluvial deposit.

Chandalar, Alaska

The Chandalar property is located approximately 190 air miles NNW of Fairbanks, Alaska, and 48 miles NE of

Coldfoot, in the Chandalar mining district (Figure 1).  The center of the district is approximately 70 miles north of the Arctic Circle.  The Company owns in fee 426.5 acres of patented federal mining claims consisting of 21 lode claims, one placer claim and one mill site.  We control 17,100 acres of unpatented State of Alaska mining claims consisting of 134 Traditional and MTRSC claims which provide exploration and mining rights to both lode and placer mineral deposits.

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

Figure 1.  Location.

Independent Study of Chandalar Alluvial Deposit

In February 2008, we received the final 2007 drill results from our placer gold project of 113 drill holes for a total of 15,535 feet on the Little Squaw Creek, Spring Creek and Big Squaw Creek drainages.  The complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit potentially of commercial significance on the Little Squaw Creek.  Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this.  Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek Alluvial Gold Deposit to contain an estimated 10.5 million bank cubic yards (“bcy”) of in place material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard.  He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00.  These estimates were prepared by using the cross-sectional method as described in detail in the Society of Mining Engineering Handbook, Volume 1, pages 350 to 353.

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

It is management’s opinion that we have discovered a promising alluvial gold deposit. We have defined an estimated 10.5 million bank cubic yards (bcy) of near-surface gold-bearing gravels (mineralized material) where we believe economies of scale could be gained that are typical of surface bulk-mining operations elsewhere.  We also believe the deposit can be substantially expanded through additional drilling.  Mining this alluvial gold deposit would not require the use and permitting of milling and chemicals in the gold recovery process because raw gold could be obtained by use of simple gravity separation recovery methods that are standard to processing gold bearing alluvial gravels.  In making these statements, we do not purport to have a U.S. Securities and Exchange Commission Industry Guide 7 compliant mineral reserve at Chandalar. Mr. Martin recommended continuing our drilling program.

Mine Plan and Operations for 2009

On May 6, 2009, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold produced at our Chandalar property to fund the mining operation. The forward sales were made at 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Fixing on the date a Confirmation Letter is signed by the purchaser, with gold to be delivered on or before November 1, 2010.  With the exception of the following, any gold distribution prior to November 1, 2010 would be done on a prorata basis among all purchasers and will be evenly representative of the total gold produced and not based on fraction sizing of gold coarseness. We were successful in selling $870,000, or approximately 1,291 ounces, of forward gold. The final $200,000, or approximately 301 ounces, of forward gold sales contracts required delivery of gold by November 1, 2009.  These delivery obligations were satisfied on schedule using gold produced during the 2009 test mining operation.

We received a mining permit for a test mine from the Alaska Department of Natural Resources and a water course diversion permit from the U.S. Army Corps of Engineers, raised cash proceeds of $870,000 in forward gold sales, sold 250,000 shares of preferred stock for $250,000, and constructed a mobile wash plant required to extract gold from mineralized gravel.

We completed a bulk test placer extraction on our claims along Little Squaw Creek, in the Chandalar Mining District, northern Alaska.  The activities were confined to several unpatented claims in the Mello Bench area; the bulk sample site is located on MTRSC claim # LSGMC 1117, a quarter section (160 acre) MTRSC claim.

We received a permit from the Alaska Department of Natural Resources to test mine and process about 8,500 yds3 of mineralized gravel to determine engineering, water, and other criteria before undertaking a commercial-scale operation.  Critical amongst the engineering information to be obtained were ground ice conditions, aquifer data, mine pit wall slope stability factors and gold recovery characteristics.  Approximately 20,000 yds3 of overburden were planned to be removed to reach the deposit.  Mining was to be done with a Komatsu D31E dozer, Komatsu D155A dozer, Cat D-6R dozer, a Hitachi 200 excavator, a Cat 930G loader, and several smaller pieces of equipment.

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

BULK TEST, 2009, UPPER LITTLE SQUAW CREEK PLACER

Rev. 04-18-09

Figure 3.  Plan view.

Access and Camp

We maintain a 4,400-foot long airstrip about 1.5 miles north of the proposed project.  The strip is suitable for multi-engine aircraft up to C-130 class and is connected to the camp via an improved all-weather mine road. Camp facilities include frame tents with plywood floors, several older house trailers left by previous operators, a frame office building on skids, and an older cabin built by lessees in the 1950’s.  A crew of six people operated the placer mine; also present were a general manager, geologist, sampler, camp hand, and a cook.  With visitors, up to fourteen people were accommodated at camp.  Fuel was delivered by DC-6 aircraft and stored in a small tank farm at the airstrip.  Based on the results of the 2009 bulk sample test, some additional equipment and supplies will be moved to the site via the Chandalar winter trail from Coldfoot in late winter of 2010.  The mine test site is characterized by a stream incised into deep valley alluvial fill where there are no bedrock exposures.

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

Development Plan

An older water diversion dam was re-built at a site approximately 650 feet upstream of the proposed test pit and armored with boulders.  This diversion point has been used in the past in an apparent attempt to develop placer ground underlying Pioneer Gulch, a small tributary stream to Little Squaw Creek.  The dam diverts Little Squaw Creek into an old ditch (Figure 3) that traverses the right limit hill side for about 1,850 feet and thence into Pioneer Gulch from where it flows about 700 feet to rejoin the Little Squaw Creek channel.   Pioneer Gulch is deeply incised and armored with coarse gravel and boulders, and supports a thick growth of alder and willow.  The old ditch required cleaning of accumulated sediment which was done with a combination of the dozer and excavator, and deepened to handle an unusual storm event beyond any event in evidence or witnessed during the last seven years.

Overburden removal was done by dozer and pushed downstream to first form a retention pond for re-cycled wash water, and later pushed into a pile for re-fill the pit during reclamation.  A dam about twenty feet high and fifty feet thick at the base was built in a narrow and deeply incised site below the camp.  During development of the pit, a portion of the underlying low-grade material was processed through the wash plant to fine tune its operations, with the balance set aside as best possible to be processed at a future date and then used to re-fill the pit during reclamation.  The retention pond was at an elevation somewhat lower than the top of the pay gravel section and received and retained seepage from the pit.  The existing mine road which provides access to the rest of the district was re-routed higher on the left limit, west slope of the creek.  An area of pay gravel about 80 feet wide and 150 feet long was exposed by development work.

Surface Disturbance

Total disturbed area for the mine pit and higher benches encompassed an area about 225 X 300 feet, about 1.5 acres.  The settling pond disturbed an additional 2 acres and tailings placement covered an additional one acre.  The diversion ditch has been in existence for more than 45 years and includes an area about 20 feet wide by 1,850 feet long that was previously disturbed (Figure 3).  Cleaning and re-shaping of the ditch disturbed an additional 10 to 12-foot-wide path and thereby 0.5 acres was involved.  All of the above disturbances totaled approximately 5 acres.

Reclamation

Approximately 1,200 feet of old exploration trenches were reclaimed during the quarter ended September 30, 2009.  No reclamation was done at the mine site.  It is intended that reclamation in the future be done such as to place the un-processed lower grade material into the mine pit in anticipation that the entire auriferous section to bedrock will be eventually mined by low-cost bulk mining techniques.  Thereby, low-grade material below the 2800 level bench will be preferentially pushed in as pit-fill to expose the higher grade gravel for processing in 2010 or later, if this is found to be feasible.  Mostly barren upper sediments will be distributed as surface cover.  Washed tailings stacked on the left limit of the stream during mining will be contoured and partially spread over fine-sized settled sediment in the re-cycle pond to prevent erosion.  If future mining appears to be unwarranted at this site the retention dam and ditch diversion will be re-contoured. These structures were partly breached and stabilized until the 2010 mining season.

Mining Budget

The cost estimates and actual expenditures for the 2009 alluvial gold test mining program are as follows:

Item/Task	Budget	Actual

Capital equipment	$ 313,000	$ 575,827
Pre-field season labor	46,710	40,000
Mobilization/de-mobilization	59,300	148,554
Field labor	152,725	183,538
Camp and mine labor	106,080	259,055
Camp and miscellaneous	88,150	203,827
Cleanup	18,000	7,000
Hard rock program	6,405	12,500
Contingency	79,030	0
Total	$ 869,400	$ 1,430,301

The costs of the program have been funded through the forward sale of 1,291.05 ounces of gold for $870,000. Additional operating funds of $250,000 have been provided through the sale of 250,000 shares of convertible preferred stock.  We funded the balance of the test mining operation through the sale at market prices of bullion smelted from raw gold extracted during 2009. Based upon projections derived from assayed drill results of the test pit area, we believed that we could mine well in excess of 1,500 ounces during the 2009 summer field season. Our economic modeling was built upon achieving at least 1,300 ounces of production.

VIEW LOOKING NORTH
feet
0
10
20
30
40
50
60
70
80
90
100
110
5
15
25
35
45
55
65
75
RC hole
H-2
GOLDRICH MINING COMPANY
LITTLE SQUAW CREEK
ORIGINAL
SURFACE
GROUND REMOVED
(as of 7-25-09)
trc oz/yd3
0.10
0.34
0.33
0.12
0.01
0.02
AVERAGE
GRADE
20 ft
0.22 oz/yd3
AVERAGE
GRADE
12 ft
0.51 oz/yd3
6 ft
0.98
oz/yd3
0.01 oz/yd3
0.03
0.96
1.36
0.62
0.03
0.03
0.86
oz/yd3
1 YD3
BULK
SAMPLE
NOTE: ALL ASSAYS
REPORTED AS FINE
GOLD
PIT DESIGN
LIMITS
Revision August 2, 2009
Cathedral Rock Enterprises, LLC

LINE 11, LITTLE SQUAW CREEK GOLD PLACER

Figure 5, Sample Pit

Gold Recovery Plant, Stripping and Results of Sample Pit

On October 6, 2009, we reported the successful completion of our 2009 alluvial gold mining test. The brief pilot program involved a full-scale mining test that produced 593.5 ounces of placer gold. The test mining yielded valuable geologic, mining and engineering data and gold recovery characteristics that will enable the Company to ramp-up the project into commercial production in the spring of 2010. The mining objectives of the pilot operation were completely fulfilled.

Overburden stripping of the Little Squaw Creek test mining site began on schedule in the last week of June. Approximately 20,000 yards of overburden were removed, and about 5,000 yards of it containing low gold values were processed through the gold recovery plant in an initial commissioning phase during which approximately 71 ounces of raw gold was recovered. The targeted mineralized material, or “pay zone”, was exposed for mining by August 25th. Approximately 8,900 cubic yards from the “pay zone” were run through the plant from which approximately 522 ounces of “raw” placer gold were recovered, bringing the total recovery to approximately 593 ounces. Mining and processing operations were shut down for the season on September 12th with the onset of freezing conditions. Production details are shown in the table below.

Dates	Type of Plant Feed	Plant Operating Hours	Cubic Yards Processed	Troy Ounces Raw Au Recovered	Cubic Yards Feed per Hour	Troy Ounces Raw Au per Hour
Aug. 14 - 24	Overburden	55.5	4,920	71.2	89	1.3
Aug. 25 – Sept. 9	Pay Zone	100.3	8,905	522.3	89	5.2
Avg./Totals	Mixed	155.8	13,825	593.5	89	3.8

The fineness, or purity, of the raw gold produced has been determined to be about 84 fine (84% pure gold with most of the remainder being silver), which would be equivalent to a production of 498 ounces of pure gold. The relatively coarse nature of the gold together with minimal associated heavy black sands made for nearly ideal gravity recovery conditions. Based on tailings tests, management believes that at least 98% of the gold in the processed material was recovered. Production rates while in the “pay zone” varied between 4 and 11 ounces per hour, averaging 5.2 ounces per hour.

Gold production from the test pit was lower than it otherwise would have been because of the presence of old drift mine workings (tunnels) encountered in the “pay zone”. No records exist of these previously unknown workings, estimated to be 90 years old. Extensive exposure created by the new mining activity indicates the old workings are of limited scale and confined to certain areas in the upper reaches of Little Squaw Creek which lie mainly outside of the previously drilled area.

Sustaining constant daily plant operation proved to be the greatest challenge, and the principal factor which inhibited gold production. The allowable daily operating time of the plant was determined by the quality of the re-circulated settling pond water. Fine particles generated by the rock washing would “slime up” the pond to a point where it caused processing problems in the plant by plugging up the pumps and water jets. When that happened, the plant had to be shut down until such time as the silt sized waste material precipitated in the pond. This constrained plant operating to between 4 and 6 hours per day. This problem can be resolved by constructing larger production-scale settling ponds where there is ample space to do so further downstream from the mine.

Because of the issue described above, plant capacity was underutilized. It was operated at about 90 cubic yards per hour, but is capable of processing twice that yardage. Purchase of a haulage truck and a front end loader can substantially raise production levels, and increase the grade of the “pay dirt” feed to the plant by avoiding dilution caused by pushing it to the plant with dozers.

The Company has drawn some important conclusions from the mining test:

•

Clean gold recovery is easily achieved.

•

The plant was properly designed and works well.

•

Sustained production of 5 to 10 ounces gold per hour with the current plant and mining equipment can be achieved.

•

Sustained hourly gold production can be increased to an estimated 15 to 20 ounces per hour by adding a haulage truck and an additional front end loader to the mining fleet.

•

Larger settling ponds and the use of flocculants to precipitate the silt will significantly reduce the “slime” problem.

•

The “pay zone” and most of the overburden are not frozen; only about 12 feet of weak surface frost needs to be contended with in the targeted mining area.

•

The gravel to be mined is compacted, with the result that the open pit walls stand very well, nearly vertical, eliminating the need for shallow angle wall lay backs which increase the stripping volumes.

•

Substantial amounts of mineralized material, or “pay dirt”, lie within or under the current pit and are ready to be mined, eliminating the need for 60-70 feet of start-up stripping in the coming year.

•

The “pay zone” is exposed in two side walls of the pit, and remains an open ended mining opportunity.

•

A spring definition drilling program is needed to properly advance overburden stripping.

•

The scale of the operation should be ratcheted up to include larger stripping equipment.

•

 A second plant of comparable or larger size can be initiated and operated simultaneously further down Little Squaw Creek in order to take advantage of a single dedicated stripping crew and to maximize production within a relatively short operating season.

•

A commercial placer gold mining operation is attainable with the current mine set-up, and can be improved and expanded with equipment additions.

Management believes that we have effectively negotiated a steep learning curve in putting an important mining operation together in arctic Alaska. We believe the toughest part of getting started is behind us. Most of what is needed for a fast seasonal re-start is in place. Substantial sunk start-up costs have been made in camp, equipment, plant, fuel, tools, hardware and consumable supplies, airstrip and the pre-stripping. Renewed operations can be mobilized by winter haul road, instead of incurring relatively expensive air freight cost as we did this year.

The Company was successful in extracting sufficient gold to meet the contractual distribution of approximately 300 ounces of raw placer gold by November 1, 2009 which was contracted under gold futures sales agreements entered into in 2009 to fund the 2009 test mining.  The Company has additional contractual obligations for distributions of approximately 990 ounces of raw placer gold due on or prior to November 1, 2010.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception.  We do not have sufficient cash at September 30, 2009 to fund normal operations for the next 12 months. During the nine months ended September 30, 2009, we raised cash of $870,000 through the sale of gold futures and raised additional cash of $250,000 through the sale of convertible preferred shares. We used those funds to build a wash plant, purchase equipment, mobilize our field camp at our Chandalar property and fund alluvial gold mining operations there. We currently have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute on our 2010 mining plan. Our plans for the long-term return to, and continuation as, a going concern include financing our future operations through sales of our common stock and/or debt, sales of forward gold and the eventual profitable exploitation of our mining properties. Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United

States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating a number of alternatives for raising additional capital with potential investors, including the additional sales of gold futures, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

On September 30, 2009 we had total liabilities of $1,444,474 and total assets of $2,042,155.  This compares to total liabilities of $1,230,215 and total assets of $1,510,622 on December 31, 2008.  As of September 30, 2009, the Company’s liabilities consist of $50,000 for environmental cleanup, $684,595 in gold forward contracts, and $709,879 in current liabilities, consisting of $164,281 of trade payables, $19,310 in accrued liabilities, $10,481 due to legal firms, $162,675 due to related parties, $79,159 due to consultants and directors and $273,973 representing the current portion of gold forward contracts payable.  The increase in liabilities compared to December 31, 2008 is largely due to increased spending related to mining activities during the quarter ended September 30, 2009, the continuing deferral of payments on related party and consultant fees and the liability arising from our successful forward gold sales during the second and third calendar quarters.  These increases were offset by a decrease in liabilities resulting from the conversion of the convertible debenture in the first calendar quarter of 2009.  The increase in total assets was due to an increase in gold inventory resulting from our mining operations in the third calendar quarter and the purchase and construction of equipment to execute our 2009 and future mining plans. These increases were offset by reductions in cash reserves used in operations, collections of value added tax refunds and amortization of prepaid expenses.

Our principal source of liquidity during the respective nine month periods ended September 30, 2009 and 2008, has been through the sale of equity instruments and forward gold contracts. During the most recent quarter, we received cash proceeds of $300,000 on sales of approximately 450 ounces of gold under forward contracts. These sales bring the total sales of forward gold contracts for the nine months ended September 30, 2009 to $870,000, of which $795,000 was to related parties.  We recognized $83,135 interest expense on these related party forward gold contracts.  In addition, we received $250,000 from the sale of convertible preferred stock. In the nine months ended September 30, 2009, we used cash of $354,842 to purchase and build equipment compared with $36,197 used to stake additional mining claims which was offset by release of $31,402 restricted cash for use in operations from investing activities during the respective nine months ended September 30, 2008.  Financing activities provided cash of $986,440 and $582,999 during the nine months ended September 30, 2009 and 2008, respectively.  We used cash in operating activities of $781,129 and $1,883,277 during the nine months ended September 30, 2009 and 2008, respectively.  Additionally, we converted the $1,000,000 convertible debenture as described below into 5,000,000 shares of common stock during the nine months ended September 30, 2009.

On May 6, 2009, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold to fund the mining operation. We have received a mining permit for a test mine, sold $1,191,781of forward gold sales contracts, net of discounts of $321,781, resulting in cash proceeds of $870,000, during the nine months ended September 30, 2009, sold 250,000 shares of convertible preferred stock for cash proceeds of $250,000 and completed the construction of the wash plant required to extract the gold from mineralized gravel during the late summer of 2009. The delivery of gold under $670,000 of the forward gold sale contracts is on or before November 1, 2010 and for $200,000 of forward gold sale contracts, delivery is required on or before November 1, 2009.

We currently have insufficient working capital to restart our Chandalar mining operation. We believe we have the ability to attain profitability and generate sufficient cash flow from gold production to meet our obligations on a timely basis through the continued development of the Little Squaw Creek placer gold mine. We intend to obtain adequate mine financing by private placement offerings of debt or our equity securities, or additional forward sales of gold production, or through partnerships with senior companies. We can offer no assurance that we will be able to secure financing. Should we be unable to secure financing, we would take the necessary measures to secure, maintain and protect the corporation’s assets until such time management’s financing efforts bear fruit.

We believe that we currently have sufficient cash for company operations through the end of 2009.  We believe that the sale of gold extracted during 2009 and 2010 will fill our commitments under the forward gold sales contracts and will provide operating capital for continued mining operations, and may eventually provide sufficient cash to finance further exploration activities on the hard rock prospects at Chandalar. We do not expect to be required to purchase gold on the open market to meet our gold delivery obligations. To assure the continuing operations of the Company through 2010, we will need to raise additional funds through profitable mining activities or additional debt or equity.  We cannot give assurance that we will be successful in our mining plan or in attracting capital or debt on terms acceptable to us.

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

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, amended on May 1, 2009, but ultimately withdrawn prior to effectivity due to the limitations of Company resources. A Form S-1 to register the shares may be undertaken in the future, most likely subsequent to or concurrent with the filing of the Company’s next Form 10-K, contingent upon cash resources at that time. Six months from the issue date, on August 27, 2009, the shares became tradable; however, RAB may be limited in its trading volume for its holdings of the Company’s common stock due to its affiliate relationship to the Company.

Subsequent Events

On September 30, 2009 the US Bankruptcy Court for the District of Alaska dismissed with prejudice an adversarial complaint filed by disgruntled court litigants, Delmer and Gail Ackels, claiming that Goldrich Mining Company had violated the Ackels’ bankruptcy discharge granted in 2000 in our recent win in an Alaska state court.  In that earlier favorable ruling, we were awarded quiet title to certain post-petition mining claims illegally staked by Mr. Ackels.  In the state court ruling, we had prevailed on every significant count, receiving quiet title to the four disputed claims and also twenty-one mining claims filed by Mr. Ackels or his company, Gold Dust Mines, Inc., during the years that he was operating under a lease of claims from Goldrich Mining Company, then known as Little Squaw Gold Mining Company.

In October of 2009, we reported the successful completion of our 2009 alluvial gold mining test on Little Squaw Creek at its Chandalar property, as described above.   The pilot program involved a full-scale mining test that produced 593.5 ounces of placer gold. The gold production allowed us to fulfill our gold delivery obligations under the two gold forward contracts which required delivery of a total of approximately 301 ounces of raw gold on or before November 1, 2009.  The balance of the gold inventory was sold in October to pay for outstanding accounts payable and fund continuing operations.

On October 22, 2009, we announced that Mr. William Schara had been appointed Chief Executive Officer and President of the Company. Mr. Jim Duff, a current director and former Chairman of the Board, will replace Mr. Schara as Chairman of the Board. Mr. Richard (“Dick”) Walters, the current President of the Company, will continue as Chief Operating Officer.

On November 9, 2009, we announced that our Board of Directors had approved the sale of up to $7,000,000 of forward gold sales. Proceeds from the forward gold sales are expected to be used primarily to finance the start up of commercial production at our Chandalar gold project. The contract terms of the forward gold sales include a 20% discount to market price as calculated on the date of sale and will specify delivery of gold in November 2011. The forward gold sales contract contains standard terms regarding delivery and receipt of gold and payment of delivery costs. Additionally, for each dollar of gold purchased, the purchaser will receive one half of a warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue.  In the event that our shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, we have the right to accelerate exercise of the warrants. The securities have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements.

Item 3. Off-Balance Sheet Arrangements

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

Item 6.  Exhibits

Exhibit 31.1

Certification of William Schara, Chief Executive Officer, President and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of William Schara, Chief Executive Officer, President and Principal Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Ted R. Sharp, Chief Financial Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2009

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2009

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer