Form 10-K
period 2009-12-31
GOLDRICH MINING CO
filed 2010-04-06
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

Goldrich Mining Company

 (Exact Name of Registrant as Specified in its Charter)

Alaska	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2607 Southeast Blvd., Suite B211
Spokane, Washington	99223-7614
(Address of Principal Executive Offices)	(Zip Code)

(509) 536-1014

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, par value $0.10

                                                                                                                                                  (Tile of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $5,823,375 as of June 30, 2009

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2010 was $0.36.

Documents Incorporated by Reference:  None

GLOSSARY OF TERMS

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

ALLUVIAL GOLD:  Gold found in association with water-worn material.

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

BANK MEASURE (BANK CUBIC YARD):  The measurement of material in place, such as gravel in a deposit before excavation. In placer work, values are normally reported as dollars and cents per cubic yard, and unless specified otherwise, this means a cubic yard in place, or bank measure. This is usually reported by the notation of “bcy”.

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

FEE SIMPLE LAND: A form of freehold land ownership, the most common way real estate is owned in common law countries, and is ordinarily the most complete ownership interest that can be had in real property.

FINE GOLD:  Pure gold, i.e., gold of 1000 fineness.

FINENESS:  The portion of pure gold in bullion or in a natural alloy expressed in parts per thousand. Natural gold is not found in pure form; it contains varying proportions of silver, copper, and other substances. For example, a piece of natural gold containing 150 parts of silver and 50 parts of copper per thousand and the remainder all just pure gold would be 800 fine.

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

GLACIOFLUVIAL: Pertaining to the meltwater streams flowing from wasting glacier ice and esp.to the deposits and landforms produced by such streams, as kame (low mound or hummock of stratified sediments) terraces and outwash plains; relating to the combined action of glaciers and streams.

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

GREENSCHIST-FACIES:  The set of metamorphic mineral assemblages (facies) in which basic rocks, dark colored like basalt, are represented by a specific suite of minerals (albite+chlorite+epidote+actinolite).

GREENSTONE: A field term applied to any compact dark-green altered or metamorphosed basic (mafic), like basalt, igneous rock that owes its color to the presence of green minerals such as chlorite. A term used frequently when no accurate determination is possible.

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

MAFIC: Pertaining to or composed of dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals.

MESOTHERMAL:  Said of a mineral deposit formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids at considerable depth within the earth.

METACARBONATE: A calcium rich rock such as limestone that has been subjected to metamorphism.

META-IGNEOUS: Metamorphosed igneous rocks.

METAMORPHIC ROCKS:  Rocks which have undergone a change in texture and composition as the result of heat and pressure from having been buried deep in the earth.

METASEDIMENT:  A sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

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

NATIVE GOLD (RAW GOLD):  Metallic gold found naturally in that state. Placer gold. See Fineness.

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

OROGENIC: Adjective of orogeny, which is the process by which structures within fold-belt mountainous areas were formed, including thrusting, folding, and faulting in the outer and higher layers, and plastic folding, metamorphism, and plutonism in the inner and deeper layers.

PANNING:  Washing gravel or other material in a miner’s pan to recover gold or other heavy minerals. Gold is eighteen times heaver than water and rapidly concentrates in the bottom of the pan when the pan is agitated.

PARTS PER BILLION (PPB): A standard unit of measurement for assays, usually geochemical assays. One ppb is one thousandth of a ppm.

PARTS PER MILLION (PPM):  A standard unit of measure for assays. One ppm = 0.0292 Troy oz./ton. One ppm = one gram per metric ton (tonne).

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

PHYLLITE:  A metamorphic rock, intermediate in grade between slate and mica schist.

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

STRATA-BOUND: Said of a mineral deposit confined to a single stratigraphic unit. The term can refer to a stratiform deposit, to variously oriented ore bodies contained within the unit, or to a deposit containing veinlets and alteration zones that may not be strictly conformable with bedding.

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

WASH PLANT, WASHING PLANT: Generic terms for a variety of gravity separating devices employing water (process water) to clean gravel by removing fine sediments adhered to it.

GOLDRICH MINING COMPANY

FORM 10-K

December 31, 2009

PART I

8

ITEM 1.

BUSINESS

8

ITEM 1A.

RISK FACTORS

16

ITEM 1B

UNRESOLVED STAFF COMMENTS

26

ITEM 2.

DESCRIPTION OF PROPERTIES

26

ITEM 3.

LEGAL PROCEEDINGS

47

ITEM 4.

RESERVED

49

PART II

49

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

49

ITEM 6.

SELECTED FINANCIAL DATA

51

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

52

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

59

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

61

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

91

ITEM 9A(T).  CONTROLS AND PROCEDURES

91

ITEM 9B.

OTHER INFORMATION

91

PART III

92

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

92

ITEM 11.

EXECUTIVE COMPENSATION

96

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

101

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

104

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

104

PART IV

105

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

105

SIGNATURES

107

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our property being in the exploration stage;

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

•

risks related to our title and rights in our mineral property;

•

risks related the possible dilution of our common stock from additional financing activities; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operation or Plan of Operation” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PART I

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

ITEM 1. BUSINESS

Overview

We, Goldrich Mining Company, are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we are beginning production of gold on one of our gold prospects, Goldrich is an exploration-stage company as defined by the U.S. Securities and Exchange Commission (“SEC”). We are primarily an exploration stage company because management considers that most of a company’s value is created during the discovery phase. That is, based on capital returns, we believe that the payback to stakeholders for successful exploration is normally greatest during the discovery phase of an exploration program.

On May 23, 2008, the name of the Company was changed from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC). Our Board of Directors believed that it was no longer appropriate for the Company's name to be limited by its initial, historic beginnings at Chandalar, Alaska. Our primary business purpose is locating, exploring, and developing gold mining properties of all types in multiple geographies. We believe the new name to be more descriptive of the Company’s gold exploration business activities.

Incorporated in Alaska on March 26, 1959 originally as Little Squaw Mining Company, then amended in 1977 to Little Squaw Gold Mining Company, and publicly traded since October 9, 1970, Goldrich controls the Chandalar gold mining district in Alaska. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 536-1014.

We are an Exploration Stage company. Our only mineral property at this time is the Chandalar property, located in northern Alaska. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company. Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any. Although there is a history of past lode and placer production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time; however, our 2007 drilling program and 2009 test mining operation on one of our alluvial gold prospects indicates the presence of a mineralized or gold-bearing body of gravel that may be economical for mining in the near term, based on the price of gold. A great deal of further work is required on our Chandalar property before a final determination as to the economic and legal feasibility of a mining venture on it can be made. There is no assurance that a commercially viable deposit will be proven through the exploration efforts by us at Chandalar. We cannot assure you that funds expended on our Chandalar property or other properties that we may acquire in the future will be successful in leading to the delineation of ore reserves that meet the criteria established under SEC mining industry reporting guidelines.

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves, which may upgrade the value of our Chandalar, Alaska property or other properties we may acquire, and then develop, joint venture or sell the properties to qualified major mining companies.

As a result of our favorable drill results on an alluvial gold deposit on our Chandalar property, we initiated and completed a successful test mining operation starting in July of 2009 with the removal of overburden material and concluding on September 12, 2009. The purpose of the test mining operation was to obtain mining technical information that would allow us to evaluate the potential of beginning a commercial extraction program. If undertaken, it could generate significant revenues and cash flow beginning as early as summer of 2010. The test mining program involved a full-scale mining test processing 13,825 cubic yards of material yielding approximately 594 “raw” troy ounces of placer gold. The test mining operation successfully yielded valuable mining and engineering data that should enable the Company to ramp-up the project into commercial production in the spring of 2010.

Contingent on the success of securing sufficient financing, our focus during 2010 will be a diamond-core drill program on our hard-rock Chandalar property, expanded mining operations on the Little Squaw Creek alluvial gold deposit, a core drill program on our hard-rock Chandalar property, and a reverse circulation drill program to expand the identified placer deposits.

Our sole exploration property is in Alaska and is referred to as the Chandalar property. In years past, we searched for gold properties elsewhere in Alaska, in other states and in other countries in the Americas. We limited our searches to places where we believe the political risk is reasonable, that have well established mining codes, and where we believe the local operating environment is conducive to sustainable development. We do not engage in any form of greenfield exploration or regional reconnaissance programs in our quest for new gold properties. Instead, we identify available properties owned by others where the presence of gold or gold drilling targets has already been established, then, at such times as the company is properly financed, proceed with detailed geologic examinations and title due diligences before entering into mining agreements on those properties. Ultimately, beyond Chandalar, we intend to continue attempts to grow the company through mineral property acquisitions within in the Americas, but we may act on targets of opportunity any place in the world where we deem the risk/reward ratio acceptable.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced small amounts of gold mainly from placer deposits, but also from high-grade gold-quartz veins. We were incorporated in 1959 for the purpose of acquiring and consolidating diversely owned gold mining claims of the Chandalar mining district. Our operations during the 1960's resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of gold from underground workings, which was marginally profitable.

Total recorded production prior to 2003 from the Chandalar mining district is about 86,000 ounces, although actual historic production was probably much greater than the recorded production. Recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 7,692 ounces from the Mikado and Little Squaw mines combined, and 1,347 ounces from the Summit mine. A total of 76,738 ounces of gold came from placer deposits. Most of the placer production was derived from the Big Creek and Little Squaw Creek drainages, with some additional production from the Tobin Creek drainage. Post 2003 gold production includes 504 ounces we obtained from our test placer gold mine on Little Squaw Creek in 2009, and an unknown amount produced by Gold Dust Mines, Inc. (aka Delmer Ackels) from six years of place gold mining on Big Creek.

Between 1929 and 1938 previous owners obtained U.S. patents to federal mining claims totaling 426.5 acres. In 1972 and 1976, we acquired all of the patented and unpatented federal lode mining claims in the Chandalar district except for seven unpatented federal lode mining claims held by the Anderson Partnership. The patented federal claims are fee simple land. In 1978, we acquired all of the unpatented federal placer mining claims in the Chandalar district. In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the unpatented federal lode and placer mining claims were re-staked as State of Alaska Traditional mining claims, including the seven claims of the Anderson Partnership. Unlike the federal government, the State of Alaska does not distinguish between lode and placer mining claims and accordingly all state mining claims are treated the same under the state’s mining statutes. Starting the year 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased the seven Traditional mining claims from the Anderson Partnership for $35,000. In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims, in 2004 we staked another eight 160-acre MTRSC claims, in 2005 we staked one more 160-acre MTRSC claim, and in 2006 we staked five more 160-acre MTRSC claims which were subsequently dropped after being evaluated in 2007, with two more 160-acre MTRSC claims staked in 2007, and twelve more 160-acre MTRSC claims plus one 40-acre MTRSC claims in 2008, and in 2009 we staked an additional 40-acre MTRSC claim plus a Superior Court for the State of Alaska (See Item 3 containing the Legal Proceedings section of this document.) awarded to us twenty 40-acre MTRSC claims that had been located and held by Gold Dust Mines, Inc., thereby increasing our Chandalar property to its present size of 154 mining claims (including 23 patented) covering about 17,270 acres.

During the 1970's and early 1980’s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when 9,039 ounces of gold were recovered from the milling of 11,819 tons averaging 1.02 ounces of gold per ton (oz/t Au). The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of gold from placer operations. We estimate that approximately another 600 ounces of gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past production of native (or raw) gold on the property has been previously reported as being 848 fineness (1,000 fine is pure gold). Analyses from our recent production finds the gold to average 844 fineness, or 84.44%, and contains 13.88 % silver plus 1.68% impurities such as copper and iron.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review by interested persons. A few conclusions from his report are incorporated in this section.

The unpatented claims are located on property that was formerly all owned by the federal government; however, as of 1991, title to all of the properties had been transferred to the State of Alaska. By that date we had converted by re-staking all previously held unpatented federal mining claims into unpatented state mining claims.

In November of 1989 and May of 1990 we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw placer gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. our former management), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty. An amendment to the mining lease in 1996 reduced Gold Dust’s Chandalar placer mining rights to only Big Creek and its tributary, St. Mary’s Creek, and accordingly the annual advance lease payment was reduced to $7,500. There was no mining conducted in 2000, 2001, 2002 or 2003. Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid. In February 2000, the owners of Gold Dust, Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust’s obligations to us) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. Our mining lease with Gold Dust was the sole asset of Gold Dust. See Item 3 containing the Legal Proceedings section of this document.

During the spring of 1990, Gold Dust Mines, Inc. (the lessee) transported about $2.6 million in capital equipment to our Chandalar mining claims over the winter haul road from Coldfoot, located on the Alaska pipeline highway. This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek drainages. During 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

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

We allowed some of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. That financial crisis was precipitated by the failure of Gold Dust Mines to make its 1999 annual mining lease payment to us and their failure to have paid the annual state mining claim rental on the claims covered by the mining lease as required by the lease. The individuals who own Gold Dust Mines, Inc. (Mr. & Mrs. Delmer Ackels) continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002 on the basis of a verbal agreement between our former management and Gold Dust to extend its mining lease. The existence of this extension of the lease was later contested by the Ackels (Gold Dust) in civil court proceedings whereby a trial jury determined in favor of Goldrich that the lease had been extended by the course of conduct of the parties from October, 1999 to October, 2003 (See the “Legal Proceedings” section of this document). Consequently and subsequently, a Final Ruling by the civil court awarded title to the 20 claims the Ackels staked in this interim to us. Recently, in 2010, the Ackels have appealed the civil court’s Final Ruling in the Alaska Supreme Court. See Item 3 containing the Legal Proceedings section of this document.

We did not accomplish any physical work on our Chandalar property during 2003 other than the location of additional state mining claims. These claims re-staked most of the area previously covered by those claims dropped in 2000, and expanded our coverage of the mining district as well. All of our state mining claims were maintained in good standing by carrying forward and applying to the 2003/2004 annual state mandated assessment work requirements the value in excess of the minimum annual labor requirements built up from previous years. Any values in excess of the required annual amount can be carried forward as a credit for up to four years.

Since 2003 we have accomplished work on all of our Chandalar mining claims sufficient to meet all annual state assessment work requirements, and assessment work affidavits for such have been duly and timely recorded in the appropriate recording district (Fairbanks, AK).

In 2003, Goldrich Mining Company came under new control, with Richard R. Walters taking over as our President. Since then, new board members have been elected and a new management team has been assembled, with William V. Schara replacing Mr. Walters as President and Chief Executive Officer in late 2009. Mr. Walters continues as the Chief Operating Officer of the company. We believe the makeup of the Board of Directors and management provides us with operational strength and a competitive edge in the industry. Our board members cumulatively have hundreds of years combined experience in the mining industry, and our management team has great depth of experience.

Chandalar Exploration Project Background

In 2004 we contracted an independent geological consulting company to review and analyze previous work done on Chandalar. The consultants concluded that the gold mineralization at Chandalar is mesothermal, which can be described as formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids. A technical report produced by the consultants recommended an initial exploration program to better assess the gold lodes and the placer gold deposits.

In 2004 we also commissioned a remote sensing technical study of the Chandalar district by a another independent contractor who studied high altitude air photography available for the region. The purpose of the study was to identify geological structures that may be associated with gold occurrences in a schist belt containing greenstones. Numerous geological features, mostly linear and curvilinear, were identified. Major linears, especially where they may form a regional rift, are an excellent exploration tool in the search for gold. The consultant recommended making field examinations of known gold occurrences associated with the linears and other structural features identified by the study.

During the 2004 summer field season at Chandalar we completed, using independent certified professional geologists an exploratory program to follow up on the work recommended by the consultant’s studies. This program ended a twenty-year hiatus of hard rock exploration on the property, and it involved a photo geologic lineament study, expansion of the claim block to catch outlying vein showings and reconnaissance sampling. The lineament study identified fifty-nine sites thought to be favorable for discovery of mineralization. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found.

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

During early 2006, we acquired sufficient funds to undertake a substantial exploration program on the Chandalar property. During the 2006 summer field season, a geological contractor made a 1:20,000 scale geologic map of the Chandalar district, and we drilled 39 reverse circulation drill holes for 7,763 feet on nine of some thirty gold prospects within our Chandalar claim block. In the process, several miles of old roads were repaired and three miles of new roads were constructed. We established an exploration base camp (Mello Bench camp) capable of housing 20 people, and accomplished environmental clean ups of two abandoned mining camp sites that predate our management takeover in 2003.

The 2007 exploration program expanded our understanding of several hard rock gold prospects through trenching and associated sampling. In all, forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected an analyzed. Forty-five trenches for 5,927 feet were accomplished using an excavator, of which 4,954 feet cut into bed rock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

The bigger success came as a result of the reverse circulation drilling program conducted on the Little Squaw Creek drainage. A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, ore valuation, and report the results of their work. The independent contractor was also charged with the drill sample security.

The analytical processing of the 3,031 drill samples and report the final results of the samples gold contents was completed by March of 2008. We concluded from these results that we have discovered a relatively large alluvial gold deposit and that it is of sufficient grade to be potentially economic to mine under prevailing gold prices.

In 2009 we successfully completed an alluvial gold mining test on Little Squaw Creek. The pilot program involved a full-scale mining test that produced approximately 594 “raw” troy ounces of placer gold. The test mining yielded valuable mining and engineering data that will enable us to ramp-up the project into commercial production in the spring of 2010 subject to securing sufficient financing.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel. Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a lessee of the property, overstaked four of our Traditional state mining claims in his own name. We filed a civil suit and were successful in clearing title to those claims as well as being awarded possession of 20 other claims he staked on creeks covered by his mining lease with us. See Item 3 containing the Legal Proceedings section of this document.

Employees

In October 2009, William Schara began employment as President and Chief Executive Officer of the Company. He voluntarily elected to defer 100% of his salary until adequate financing could be secured to fund our operations. We rely on consulting contracts for some of our management and administrative personnel needs, including the persons who act as our Chief Operating Officer and Chief Financial Officer. The contracts for these two officers expired on December 31, 2009, but the individuals continue to provide services to the Company under the same terms of those expired contracts. New contracts will be negotiated and approved by the Board when the success of the current financing efforts has been determined during coming months. The terms of the contracts may be revised one way or the other to reflect our ability to pay for services from cash resources. The Chief Operating Officer is also currently deferring 100% of his salary until adequate financing is secured to fund our operations. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. During the summer season of 2009, we had as many as 7 employees and 3 contractors on site at Chandalar. We have employees who act as caretakers of the camp and equipment on the Chandalar project to protect company assets during seasonal transition periods when the camp is not inhabited by company contractors, consultants or authorized representatives.

Seasons

We conduct exploration activities at Chandalar, currently our only property, between late Spring and early Autumn. Access during winter months is limited to a winter snow trail, snowmobile and ski-plane. Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60 to 80° Fahrenheit. Freezing temperatures return in late August and freeze-up typically occurs by early October. Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods. Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow. Winter snow accumulations are modest. The area is essentially an arctic desert.

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

Our Chandalar property contains an inactive small mining mill site on Tobin Creek with tailings impoundments, last used in 1983. The mill was capable of processing 100 tons of ore per day. A grand total of 11,918 tons were put through the mill, and into two small adjacent tailings impoundments. A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “Alaska D.E.C.”) to the Alaska Division of Mining of the Department of Natural Resources (the “Alaska D.N.R.”) states: “Our samples indicate the tailings impoundments meet Alaska D.E.C. standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990. We subsequently reclaimed the tailings impoundments, and expect that no further remedial action will be required. Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.

Concerning a related matter, in 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. There has been no correspondence with the Alaska D.E.C. regarding this matter in recent years, and we are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to check the readings taken in 1990 or prior. The results of this sampling re-confirm the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. At December 31, 2008 we have accrued a cost of $50,000 in our financial statement liabilities to remedy the site.

Title to Properties

We hold 177 mining claims of which 23 are patented claims and 154 are State of Alaska unpatented mining claims. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to non-interfering uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. There are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims and possible conflicts with other claims are not always determinable from descriptions contained in them. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600.

The validity of an Alaska state unpatented mining claim depends on (1) the claim having been located on state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all our claims at Chandalar. Although we have no cause to believe so, the unpatented state mining claims we own or control may be invalid or the title to those claims may not be free from defects. Our claims may be contested by the Alaska state government or challenged by third parties, which in the case of a few claims it has been by Gold Dust Mines, Inc. (see Item 3 Legal Proceedings). We have attempted to acquire and maintain satisfactory title to our Chandalar mining property, but we do not normally obtain title opinions on our properties in the ordinary course of business, with the attendant risk that title to some or all segments our Chandalar property, particularly title to the State of Alaska unpatented mining claims, may be defective.

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

In December 2008 following a three week trial, we received favorable jury verdicts from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels (defendants) who are former lessees of the Chandalar property, for mining claim jumping and trespass. Additionally, the court made several rulings during the trial that were also favorable to us. The final judgment of the court mirrors the findings of the jury and was entered in favor of the Company on March 4, 2009 in the amount of $107,167.00, as amended, for trespass damages, attorneys' fees, and costs. It also quieted title to all our contested mining claims and all other mining claims located in 2003 by the defendants in the name of Goldrich, ejected the defendants from all of our mining claims and dismissed their counterclaim with prejudice. In May 2009, the defendants appealed Goldrich's final judgment in the Superior Court litigation to the Alaska Supreme Court. The parties are currently engaged in filing briefs with the Court. The appeal is expected to take approximately a year to a year and half to complete. At this point, we believe a significantly unfavorable outcome and any loss is unlikely.

On May 4, 2009, the Ackels reopened their 2000 bankruptcy case to file an adversary complaint against us for alleged violations of their bankruptcy discharge, seeking money damages in the amount of $560,000 and the reinstatement of title to unidentified mining claims. On September 30, 2009, the bankruptcy court dismissed the Ackels' complaint with prejudice as without merit.  The Ackels attempted to appeal the court's dismissal to the Ninth Circuit Court of Appeals Bankruptcy Appellate Panel, but their appeal was dismissed procedurally as untimely. The Ackels then purported to appeal the BAP's dismissal to the Ninth Circuit Court of Appeals, and filed a motion for reconsideration in the BAP. In March 2010, the BAP summarily denied the Ackels' motion for reconsideration. The Ninth Circuit Court of Appeals is still processing the Ackels' appeal filed in January 2010. However, it is likely that the Ninth Circuit will dismiss this appeal as untimely filed, as noted by the BAP in its dismissal of the motion for reconsideration.

On November 12, 2009, we filed involuntary Chapter 7 bankruptcy petitions against Delmer and Gail Ackels individually.  On January 19, 2010, following trial on the petitions, the bankruptcy court dismissed the petitions on the grounds that Delmer Ackels had two too many creditors for a single petitioner involuntary petition.  The court also denied the Ackels' requests for attorneys' fees and punitive damages.  We do not intend to appeal the court's decision.

A complete discussion of the litigations we are engaged in with the Ackels and their company, Gold Dust Mines, Inc., appears in Item 3 Legal Proceedings.

Taxes Pertaining to Mining

Alaska has a tax and regulatory policy that is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States. The mining taxation regimes in Alaska have been stable for many years. There is always discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property. Although management has no reason to believe that new mining taxation laws which could adversely impact our Chandalar property will materialize, such event could and may happen in the future.

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

We have no probable or proven reserves, as defined in SEC Industry Guide 7, on our Chandalar gold exploration property. On April 20, 2008, the we received an internal report by an independent mining engineer hired by us to make a preliminary economic assessment of our alluvial gold deposit discovery in the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property. A revised, more in-depth study of the engineer’s economic scoping study on its  was submitted on January 29, 2009. It concludes that continued drilling exploration and mineral engineering studies of the gold-bearing gravels on Little Squaw Creek to determine the economic viability of mining them is justified. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase the postulated mine life and lower projected unit costs. The results of such additional drilling might then enable us to establish proven and probable reserves as defined in SEC Industry Guide 7.

The economic assessment study was done by an independent licensed mining engineer experienced in the operation of Alaskan alluvial gold mines. The results of the study are based on data from 100 drill holes and were made using the cross sectional resource calculation method that is described in detail in the Society for Mining, Metallurgy, and Exploration, Inc. (SME) Mining Engineering Handbook.

We do not purport to have a U.S. Securities and Exchange Commission (SEC) Industry Guide 7 compliant mineral reserve on our Chandalar, Alaska mining property. We, however, believe that an important quantity of mineralized material as been defined by our drilling.

We have no history of commercial production.

Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. The recorded historical production since 1904 totals 83,987 ounces of gold (not all of the gold production has been recorded). Between 1979 and 1999 we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of gold mined by our placer miner lessees. Between 1970 and 1983 combined lode production from our operations and those of our lessees was 9,039 ounces of gold from 11,819 tons. These operations were economically marginal and did not yield profits of any significance to us. We currently have no commercial placer or lode production operation at Chandalar, and have carried on our business of exploring the property at a loss. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund our continuing operations. The establishment of new mining operations at Chandalar will require the commitment of substantial resources toward exploration work and the completion of economic feasibility studies. We currently do not have sufficient funds to completely explore the property nor to complete a mining feasibility study should important quantities of mineralization beyond that already known be found. We expect to incur substantial losses for the foreseeable future related to operating expenses, exploration activities and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue exploration activities. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not generate any revenues or achieve profitability.

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

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We believe we will be able to obtain sufficient capital to maintain our mineral rights on the Chandalar property and our working capital requirements for the remainder of 2010; however, we have insufficient cash to support normal business activities beyond our necessary caretaker and asset preservation requirements and we will require additional financing in 2010 and beyond to fund exploration and exploitation of our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. We estimate that we will require substantial additional financing thereafter, the level of which will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Beginning in late 2007, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals. Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any economic assessment estimates of mineralized material on our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated quantities of exploitable mineralized material at Chandalar and would affect only the resultant cash flow. Because any future mining at Chandalar would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

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

There may be valid challenges to the title to properties we own or control that, if successful, could impair our exploration activities on them. Title to such properties may be challenged or impugned due to unknown prior unrecorded agreements or transfers or undetected defects in titles.

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

We have attempted to acquire and maintain satisfactory title to our Chandalar mining property, but we do not normally obtain title opinions on our properties in the ordinary course of business, with the attendant risk that title to some or all segments our properties, particularly title to the State of Alaska unpatented mining claims, may be defective. We do not carry title insurance on our patented mining claims.

In December 2008, we received favorable verdicts from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels. The court’s Final Judgment was entered in favor of us on March 9, 2009, finding the defendants in trespass on our mining claims. The judgment quieted title to all our contested mining claims and all other mining claims located in 2003 by the defendants in the name of Goldrich, ejected the defendants from all of our mining claims and dismissed their counterclaim with prejudice. In May 2009, the defendants appealed Goldrich's final judgment in the Superior Court litigation to the Alaska Supreme Court. The parties are currently engaged in filing briefs with the Court.

The Alaska Superior Court awarded us quiet title to 5 of our claims that had been overstaked by the defendants. In addition, we were awarded quiet title to 3 additional claims on Little Squaw Creek and 17 claims on upper Big Creek, all of which were staked by the defendant during the term of an existing mining lease with us. The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims. The defendant has been effectively evicted from the mining district, and control of a mining camp to which we hold title has been returned to us. Our existing base of operations was situated on one of the disputed claims, and the ruling of the court removed the risk of significant disruption to our exploration program if Mr. Ackels had been successful in perfecting that claim and attempted developing it. The contested mining claims were a small portion of our Chandalar property and, while we believed them to be not material to the property’s exploration potential, our ability to exploit our other claims in the district has been strengthened as a result of the successful defense of title to all of our claims. The final judgment of the court reflects the findings of the jury and was entered in favor of the Company on March 9, 2009.

A complete discussion of the complaint we filed against the defendants Mr. & Mrs. Ackels and their company, Gold Dust Mines, Inc., appears in the Item 3 Legal  Proceedings section of this document.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our Chandalar property. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

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

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters in the United States. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our two properties. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the federal and State of Alaska's tax regimes.

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

Our activities are subject to environmental laws and regulation that may materially adversely affect our future operations, in which case our operations could be suspended or terminated.

We are subject to a variety of federal, state and local statutes, rules and regulations in connection with our exploration activities in the United States where our property is located. We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and properties in that we may not be able to proceed with our exploration programs.

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration and mining operations. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to review by the U.S. Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

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

Our Chandalar property does not include any federal lands, and therefore we do not file plans of operations with the BLM. However we are subject to obtaining watercourse diversion permits from the U.S. Army Core of Engineers and wastewater discharge permits from the U.S.  Environmental Protection Agency.

Title to our properties may be defective.

We hold certain interests in our sole property, Chandalar, Alaska, in the form of State of Alaska unpatented mining claims. We hold no interest in any unpatented U.S. federal mining claims at Chandalar or elsewhere. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of, the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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

The validity of an unpatented mining claim also depends on (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all of our mining claims comprising our Chandalar, Alaska property. The unpatented state mining claims we own or control there may be invalid, or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

Future legislation and administrative changes to the mining laws could prevent us from exploring our properties.

New Alaska state and U.S. federal laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities. Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations. We are at this time unaware of any proposed Alaska state or U.S. federal laws and regulations that would have an adverse impact on the future of our Chandalar, Alaska mining property.

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

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration-stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors. At our sole property, Chandalar Alaska, we face no other competitors at this time except Gold Dust Mines, Inc. and its owners, the Ackels, who have limited resources to compete with us. (See Item 3, Legal Proceedings).

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2009, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2009, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2009, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. We also had negative working capital of approximately $801,978. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock the forward sale of planned gold production at our Chandalar property, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

We have sufficient cash to fund our operations until approximately April of 2010. To assure our continuing operations, we will need to raise additional funds through debt or identified equity sources in 2010.

We are dependent on our key personnel.

Our success depends on our key executives: William Schara, our President and CEO, Richard R. Walters, our Vice-President and COO, and Ted Sharp, our Corporate Secretary and Chief Financial Officer. These three officers are the management personnel and the loss of their services could have a material adverse effect on us. We down-sized our operations management in 2008 for lack of funds to continue development of our property assets, and laid off our Vice President of Exploration, and our Vice President of Operations and Chandalar Project Manager. The loss of their services was not critical to sustaining the Company in its then-current caretaking mode. At the point in time that we again undertake mineral exploration activities, we will need to replace these functions with someone possessing similar skills. Our ability to manage our mineral exploration activities at our Chandalar gold property or other locations where we may acquire mineral interests will depend in large part on the efforts of these individuals. We may face competition for qualified personnel, and we may not be able to attract and retain such personnel. Messrs Walters and Sharp are licensed professional independent contractors, with business management and consulting interests that are independent of the consulting agreements they currently have in place with the Company—they are not employees of the Company.

Richard R. Walters, our Chief Operating Officer, and Ted Sharp, our Chief Financial Officer, do not dedicate 100% of their time on our business.

Richard R. Walters, our Chief Operating Officer, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Walters also serves as a director and the Executive Vice President of Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange, with properties in Argentina. He is also a director of Universal Uranium Limited, also listed on the Toronto Ventures Exchange. Mr. Walters dedicates approximately 80% of his business time to Goldrich, and his duties at Marifil Mines may detract from the time Mr. Walters can spend on our business. Ted Sharp, our Chief Financial Officer, also provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 50% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp also serves part-time as Chief Executive Officer and Chief Financial Officer of Texada Ventures, Inc, a publicly-traded company with no significant operations. Mr. Walters and Mr. Sharp often conduct business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Walters and Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

Our officers and directors may have potential conflicts of interest due to their responsibilities with other entities.

The officers and directors of the Company serve as officers and/or directors of other companies in the mining industry, which may create situations where the interests of the director or officer may become conflicted. The consulting arrangements of Mr. Walters and Mr. Sharp allow them to provide services to other companies. One of our key officers, Mr. Walters, consults for other mining companies. He is an officer and director of Marifil Mines Limited, a Canadian public company listed on the Toronto Ventures Exchange, and also a director of Universal Uranium Limited, a Canadian public company listed on the Toronto Ventures Exchange. The companies to which Mr. Walters and Mr. Sharp provide services may be potential competitors with the Company at some point in the future. The directors and officers owe the Company fiduciary duties with respect to any current or future conflicts of interest.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high $0.52 and a low $0.06 during the twelve month period ended December 31, 2009. The market price for our common stock closed at $0.38 on December 31, 2009. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration-stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of March 31, 2010, we had 44,519,606 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

2,550,000 shares of common stock issuable upon conversion of preferred shares outstanding as of March 31, 2010;

•

2,665,000 shares of common stock issuable upon vested exercise of options outstanding as of March 31, 2010; and

•

643,833 shares of common stock issuable upon exercise of warrants outstanding as of March 31, 2010.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 6,258,333 shares of common stock, and our issued and outstanding share capital would increase to 50,777,939 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion which could cause our share price to decline.

We have notes payable in gold, which we may be unable to satisfy if our 2010 or 2011 mining programs do not produce sufficient gold.

At December 31, 2009, we had debt obligations payable in gold of $766,474 that become due on November 1, 2010 totaling 989.41 troy ounces of gold, equivalent to approximately 861 ounces of fine gold, and obligations payable in gold of $256,152 that become due on November 1, 2011, totaling 342.05 ounces of fine gold. Our 2010 mining plan, which is contingent upon raising sufficient funds to execute it, is expected to be produce gold more than sufficient to meet these obligations.  If we are unable to secure the capital necessary to implement our mining plan and produce the gold, or if our operations do not produce gold sufficient to meet the November 1, 2010, we would be required to begin paying interest of 8% per annum on the value of any gold not timely delivered. If we are unsuccessful in mining sufficient gold to meet the contractual gold distributions, we may be required to purchase gold on the open market to meet the obligations, renegotiate the gold contracts or may be in a default position. We cannot assure that holders would negotiate revised terms or that we will be able to secure funds to purchase gold to avoid a default situation.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASD equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from January 1, 2008 to December 31, 2009, ranged between a high of $0.90 and a low of $0.06, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends, except as required by the terms of the Series A Convertible Preferred Shares.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued growth of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.  The terms of the Series A Convertible Preferred Shares require payment of a dividend to the holders at the time they convert their shares; however, this dividend can and likely will be paid in the form of additional shares of common stock sufficient to satisfy the dividend provision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting company.

ITEM 2.  PROPERTIES

Chandalar Property, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. We believe that our dominant land control eliminates the risk of finding potential ore deposits being located within competitor claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

The Chandalar district has a history of prior production, but there is no current production, except for the test mining pit we did in August of 2009 and some small-scale placer operations by an independent miner, Mr. Delmer Ackels, on inlier claims to our claim block (See Item 3, Legal Proceedings section of this document). We may soon attempt commercial gold production on a portion of the property known as the Little Squaw Creek drainage, where a gold deposit has been discovered and partially drilled out during our 2007 exploration work. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in neighboring Siberia. Our discovery contrasts to others in Alaska that are commonly know as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits whereas the nature of gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

During the summer of 2009, we permitted and successfully completed a test mining operation on the upper end of the Gulch portion of the Little Squaw Creek alluvial gold deposit. We mined about 30,000 cubic yards of glacial overburden and stream alluvium of which about 13,830 cubic yards were processed through our wash plant yielding approximately 594 ounces of placer gold.

GOLDRICH
MINING COMPANY

BEAUFORT SEA
Alaska Pipeline Highway
CHANDALAR
MINING DISTRICT
Barrow
Prudhoe Bay
Wainwright
Noatak
Wiseman
Coldfoot
Fort Yukon
ARCTIC CIRCLE
Kotzebue
Selawik
Winter road
Livengood
Fairbanks
Taylor
Yukon River
Nome
Norton Sound
CANADA
Alaska
St Lawrence Is
Alakanuk
Anchorage
Valdez
Juneau
Kenai
Cordova
Bethel
Nunivak Is
Cook Inlet
Homer
Prince William Sound
Petersburg
Wrangell
Ketchikan
Kodiak
BRISTOL BAY
Kodiak Is
GULF OF ALASKA
Perryville
Fort Randall
False Pass
King Cove
Pavlof Harbor
PACIFIC OCEAN
0
100
200
400
600
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

We consider Alaska to be the most favorable jurisdiction in the United States for the development of mining projects. Our Chandalar property lies within politically favorable terrain, all either being on state land or land we own. Alaska has honored its constitution’s mandate to encourage natural resource development by assisting miners with grants, low-interest loans, road/plant construction, a three-and-a-half-year mining tax moratorium, and a bottom-line tax write-off of the first $20 million in accrued exploration costs for each new mine. The nation’s wealthiest state has no income or sales tax and distributes annual dividends to its citizens from the burgeoning $34.5 billion Permanent Fund (at March 1, 2010) established for its 628,499 eligible residents. Alaska’s favorable status may become tainted as recent activities by environmental groups have been promoting an agenda that would stop all mining activities within the state. We believe that this movement will not gain traction, but such activities may point toward possible heightened scrutiny of future mining projects.

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at a latitude of about 67°30'. The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (Map 1). The center of the district is approximately 70 miles north of the Arctic Circle.

Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or overland during the winter season only via a 100-mile-long trail from Coldfoot through the community of Chandalar Lake to Squaw Lake. An unimproved dirt road runs 7 miles from Chandalar Lake to Tobin Creek where there is an old, deactivated mill/mine facility on our property. Squaw Lake camp is connected the Tobin Creek facility by 11 miles of dirt road over two mountain passes that is usable only during the summer and fall months. We do our heavy equipment haulage using the Coldfoot to Squaw Lake winter trail, the use of which is practical only during the months of February and March and sometimes April of each year.. Multiengine cargo aircraft can land at the state-maintained 4,700 foot airfield at Chandalar Lake or at our 4,400 foot Squaw Lake airstrip. Coldfoot is an important road traffic service center on the Dalton Highway. The Dalton Highway, which parallels the Trans-Alaska Pipeline, is the only road to the

Prudhoe Bay oil fields on Alaska’s North Slope, and it is part of the state’s highway network. Driving time from Fairbanks to Coldfoot is about 4.5 hours. Heavy equipment haulage time from Coldfoot to Squaw Lake generally takes two days, depending on weather; snow machines take less than 4 hours.

It is our assessment that all-weather road access into the Chandalar would dramatically enhance the economics of exploration for and development of gold deposits on our mining claims. The state of Alaska recently obtained a right-of-way access into the Chandalar area. On April 11, 2005 the State of Alaska (the plaintiff) filed a lawsuit against the United States and sixteen companies and individuals (the defendants) to gain quiet title to the state’s rights-of-way for the Coldfoot to Chandalar Lake Trail. This historic trail (designated as RST 009) was originally established by miners working their Chandalar district prospects. The State of Alaska and all defendants agreed to a pre-trial settlement of the action. The settlement was then agreed to by a U.S. District Court Judge on January 9, 2007, making it a binding final judgment. This judgment creates a permanent, sixty-foot wide public highway right-of-way for the Trail. As is required by the judgment, the State of Alaska has already established the exact location of the route using a survey-grade Global Positioning System, and set out permanent survey markers defining the rights-of-way across the terrain.

We believe this judgment now opens a door of opportunity for us to promote state-sponsored road construction into our Chandalar gold property, and the two million acres of state land surrounding it. Alaska has a well-publicized commitment to jobs creation and infrastructure development. Should our exploration efforts, particularly on the hard rock prospects, yield a major gold deposit discovery we believe the public and state would support converting the winter trail into a highway.

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

A study was conducted in support of the litigation between the State of Alaska and the U.S. Department of Interior over rights-of-way on historic trails and roads originating from Section RS 2477 of the 1867 Mining Act. A report entitled History of the Caro-Coldfoot Trail (RST 262) and the Coldfoot-Chandalar Trail (RST-9) was prepared by the Alaska Department of Natural Resources (DNR), Division of Parks and Outdoor Recreation, and Office of History and Archaeology Report Number 117, by Rolfe G. Buzzell, Ph.D., Historian. The report is an in-depth history of mining and trail use in the Coldfoot-Caro-Chandalar areas from the 1890s to the present. It is not a copyrighted document, and the interested public can readily obtain a copy from the Company by sending a request to ir@goldrichmining.com.

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

GOLDRICH MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
R 4 W
R 3 W
R 2 W
T 32 N
T 31 N
McNett Fork
Spring Cr.
Big Squaw Cr.
Little Squaw Cr.
Boulder Cr.
Woodchuck Cr.
McLellan Cr.
Little Cr.
Tobin Cr.
Squirrel Cr.
St. Mary's Cr.
Big Cr.
Exploration Camp
LITTLE SQUAW
ENEVELOE
CRYSTAL
SUMMIT
MIKADO
Mill
5 additional 40 acre MTRSC claims south of map border.
0 1 Mile
LEGEND
Goldrich-Patented federal mining claims and 5 acre patented mill site (Spring Creek)
Goldrich-Traditional and Quarter/Quarter Section MTRSC 40 acre state mining claims
Goldrich-Quarter Section MTRSC 160 acre state mining claims.
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by the Alaska Superior Court and subject to Alaska Supreme Court appeal.
Airstrip
Road
Old Mine site
Winter Trail
W
E
Goldrich Mining Co. 2/22/10_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,270 acres (27 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to cover most of the known gold bearing zones within an area approximately five miles by eight miles. Within the claim block, we own in fee 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site. In addition, there are forty-eight Traditional and MTRSC 40-acre State of Alaska claims lying largely within a block of one-hundred-five 160-acre MTRSC claims. The 23 federal patented claims cover the most important of the known gold-bearing structures. The 154 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

Holders of any class of State of Alaska unpatented mining claims are required to complete a minimum amount of annual labor on each claim and to additionally pay an annual rental on them. In the case of a claim block or group where the claims are adjacent, the total amount of required annual labor is determined by multiplying the number of claims by the amount required for an individual claim, and the excess value of labor expended on any one or more of the claims can be applied to the labor requirements on the other claims within the block or grouping. The amount of required annual labor work varies with the size and class of the mining claim and the amount of annual rental payable varies with the size, type and age of the claim. Labor expenses in excess of the annual requirement can be carried forward as a credit for up to four years. Alternatively, the holder of a state mining claim may make a cash payment to the state equal to the value of labor required in lieu of doing the assessment work.

In the 2008/2009 assessment year, which ended on August 31, 2009, we spent $437,201 on work that qualified for annual labor requirements. Our excess value credit is $4,102,071, with $1,116,167 expiring on September 1, 2010, $1,742,768 expiring on September 1, 2011, $808,035 expiring on September 1, 2012, and $435,101 expiring on September 1, 2013.

Our annual holding costs for the entire block of mining claims will vary according to the number, type and age of the state mining claims that we maintain in a particular year. Our claim block and is not subject to any local taxation, including our private property (patented federal mining claims), as it does not lie within any borough or municipality.

The annual labor requirement for our Chandalar holdings is $100 per each Traditional 40-acre claim and $400 per each MTRSC 160-acre claim. Currently, the combined annual labor requirement for our claims is $46,900.

The State of Alaska adjusts the annual mining claim rental fees once every 10 years based on a local cost of living index. Starting in 2009, annual claim rental fees increased between 31% and 40% depending on the type (size) and age of the claim. Our 2009 annual claim rental fees of $29,602 are paid. The total annual rental obligation for the Chandalar property is currently $32,980, payment of which is due on or before November 30, 2010. Our claim rental fees for 2011 are expected to remain at $32,980 if the number of our mining claims remains constant.

Table 1 – 2010 Mining Claims Holding Costs
Number Of Claims	Type Of Claims	$ Rate Rent/Assess	2010 $ Rental	2010 $ Assessment
26	Traditional	170/100	4,420	2,600
20	MTRSC	70/100	1,400	2,000
1	Traditional	70/100	70	100
88	MTRSC	280/400	24,640	35,200
17	MTRSC	140/400	2,380	6,800
1	Traditional	35/100	35	100
1	MTRSC	35/100	35	100
154			$32,980	$46,900
Annual Holding Costs				$79,880

The total current (2010) annual combined mining claims assessment work and rental holding costs for our Chandalar property is $79,880, which are included in mineral property maintenance expense and professional services expenses on our statement of operation. The details of our mining claims holding costs are shown in Table 1.

Our former management holds a mineral production royalty reservation on some mining claims within the Chandalar claim block. It is a 2% royalty defined as a gross product royalty on placer gold mining and as a net smelter return on lode mining production. The royalty on placer gold production is an “in kind” royalty to consist of the coarsest and largest particles of all gold produced. All of the patented federal mining claims are subject to this royalty, as are 19 of the Traditional unpatented state mining claims. The royalty is applicable to about 1,185 acres of the 17,270 acre property. We have an option agreement to purchase the royalty for a one-time cash payment of $250,000. The option terminates on June 23, 2013, if not exercised on or before that date.

Our rights to 5 of our mineral claims continue to be a matter of legal action. In December 2008 we received favorable jury verdicts from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels (defendants), who are former placer miner lessees of the Chandalar property. Additionally, the court made several rulings during the trial that were also favorable to us. The final judgment of the court reflects the findings of the jury and was entered in favor of the Company on March 9, 2009. It found the defendants in trespass on a key claim, quieted title to all our contested mining claims and all other mining claims located in 2003 by the defendants in the name of Goldrich, ejected the defendants from all of our mining claims and dismissed their counterclaim with prejudice. The ruling affirmed that our claims were valid and also awarded us quiet title to 3 additional claims on Little Squaw Creek and 17 claims on upper Big Creek. The closest of the defendant’s remaining 9 claims on lower Big Creek are situated 2 miles or more from our claims. In May 2009, the defendants appealed Goldrich's final judgment in the Superior Court litigation to the Alaska Supreme Court. At this point, we believe a significantly unfavorable outcome and any loss is unlikely. See Item 3 containing the Legal Proceedings section of this document for a full discussion of the history, nature and current status of this legal action.

We believe that the trespass of Gold Dust Mines and the Ackels on a tiny fraction of our stakeholder mineral rights (about one percent, or covering less than 170 acres in total) at Chandalar does not materially adversely affect our company as being a mineral exploration asset for Goldrich, nor do we believe it would adversely affect our long term operations there should we find a mineable gold deposit on our claims. We also believe the 5 claims that were in conflict do not represent a significant portion of the overall mineral endowment of our Chandalar property. We do consider, however, that any Ackels’ placer mining activities on one of our state mining claims on upper Little Squaw Creek would interfere with our district exploration operations, as that is the location of our main camp and operations support facilities, and where the 2009 test mining was conducted. Should the Alaska Supreme Court overturn the Superior Court Judgment in favor of the Ackels and Gold Dust Mines, the ultimate affect on the Company’s exploration and development of its Chandalar property would not be material. In such case, we would incur the loss of a small portion of the mineralized material known to exist in the alluvium of Little Squaw Creek, and it could be temporarily detrimental to our ongoing exploration work in the sense that it would cause machinery congestion on the access roads, degradation of those roads, and also cost us an undetermined amount of time and expense in the relocation our exploration camp and supply facilities. The Superior Court Ruling at least temporarily removes the risk of a potential disruption to our exploration program and plans to expand the test-mining pit into commercial production. Our ability to exploit our other claims in the district has been strengthened as a result of our successful defense of title to all of our claims.

Squaw Lake
Little Squaw Lake
BIG SQUAW CR. GOLD PLACER TARGET
LITTLE SQUAW CR. GOLD PLACER RESOURCES
NUGGET CREEK GOLD PLACER TARGET
CAMP
EAST PROSPECTOR
NORTHERN LIGHTS
PALLASGREEN
GRUBSTAKE JACKPOT
KELTY
Boulder Creek
CARIBOU GULCH
LITTLE SQUAW MINE
DRUMLUMMON
BIG SQUAW
AURORA GULCH
PIONEER
ENEVELOE MINE
BIG SQUAW CR. PLACER
CRYSTAL
McLELLAN CREEK PLACER
CHANDALAR
BONANZA-JUPITER
McLELLAN
SUMMIT MINE
URANUS
MIKADO MINE
RATCHET RIDGE
ROCK GLACIER
*ENEVELOE
*WOODCHUCK
CHIGA
BIG CREEK BOWL
TOBIN CR. PLACER
KISKA
INDICATE -TONAPAH (north zone)
INDICATE -TONAPAH
*STAR #3
STAR
GRIZZLY RIDGE
BIG CREEK PLACER
MIKADO
*ST MARYS
*PEDRO
*BOULDER CREEK
5 additional 40 acre MTRSC claims south of map border.
R 4 W
R 3 W
T 32 N
T 31 N
7,495,000 N.
7,490,000 N.
445,000 E.
450,000 E.
455,000 E.
W
E
0
1
MILE
CONTOUR INTERVAL 100 FEET
DATUM IS MEAN SEA LEVEL
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLDRICH MINING COMPANY
Pros-vein names 1-29-10.cdr

GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Geology and Mineralization - (Technical Description)

The Chandalar mining district, located in northern Alaska, is a 100-square-mile prospect area on the south flank of the Brooks Range. Bedrock units that underlie the district are assigned a Proterozoic to Paleozoic age and are comprised of greenschist-facies metasedimentary rocks, including minor mafic meta-igneous rocks, and a thick basal section of black schist. Locally these rocks are predominantly a turbidite sequence of schist and gray-black phyllite with lesser metacarbonate and greenstone sills, which make up what is geologically known as the Coldfoot subterrane. These units are part of the 600-mile long highly mineralized “Southern Brooks Range Schist Belt”.

Within the Southern Brooks Range Schist Belt is the Ambler mineral district, located about 200 miles west of Chandalar. It is host to several world-class exhalative type or base metal volcanogenic massive sulfide deposits that are enriched in gold and thought to have emanated from subsea fissures forming a continental margin rift zone in Devonian time. We think the gold we see hosted by the schists at Chandalar originated in the rift zone sediments that have been partially re-mobilized and concentrated into structural geologic traps. Our work indicates that a chloritic phyllite unit known as the Mikado phyllite may be host to several styles of widespread mineralization. That formation has now become a focus of our exploration attention for discovery of a large tonnage low-grade gold deposit.

At Chandalar, a prominent 5-mile wide, west-northwest (WNW)-trending swarm of deep-seated shear zones has been cut by a conjugate set of northeast (NE) fault structures. This is part of a larger orthogonal stress field extending 10-20 miles east and west of the Chandalar district. Mid-Cretaceous (tentative age-date) gold mineralization is controlled by the numerous prominent WNW-trending shears but the most important gold prospects are found along a mile-wide N50-60°E trend that intercepts all the known WNW shear zones. Lode gold occurs at Chandalar as high-grade quartz veins, sheeted veining, millimeter-scale reticulating quartzose fractures, and as disseminations often associated with the sulfide minerals of pyrite, pyrrhotite and, most importantly, arsenopyrite. About 50 lode gold showings are known on our mining claims. The mineralized trend is defined by geologic mapping, soil geochemistry, and alteration/mineralization found between Mikado Mine on the south and extending more than four miles NE to the Northern Lights/Pallasgreen/Little Squaw Creek prospects. Exploration to date has been mostly surficial; only four shallow reverse-circulation drill holes have intercepted the trend, but with only minimal penetrations.

Erosion of the lode gold within the northeast trend of mineralization has generated seven known or suspected alluvial placer gold deposits in the creek drainages that incise it. So far as is known, the most prominent of these is the Little Squaw Creek placer gold deposit. We estimate over eleven million cubic yards of mineralized material in this deposit on which we successfully completed a test mining operation in the summer of 2009.

In the Chandalar area dismembered panels of the Coldfoot subterrane were overthrust due to northward-directed regional stresses along a nearly flat-lying to north-dipping thrust plate.  An episode of south-directed thrusting is also apparent, further complicating the structure.  Timing of the overthrusts is uncertain but the north-directed thrust is believed earlier or concurrent with mineralization; the south-directed thrusting appears later. Most mineralization occurs in a predominantly gray to black phyllite unit of the Mikado Phyllite in the upper plate or in orogenic quartz veins that cut the overlying more resistant quartz muscovite chlorite schist unit. As tentatively mapped, subsequent east-west compression of the phyllite unit has formed a large open, locally semi-overturned fold with an axis that gently plunges at about 14° to the NE.  Continuing multiple episodes of movement are evident on both fault systems; these ground movements have both provided loci for gold mineralization and in other cases displaced it. The spatial correlation of the NE fault set (Big Tobin prospect) intersecting the WNW Mikado shear zone has been conducive to ore-forming fluid movement and WNW-oriented precipitation of gold mineralization. The Mikado Mine area is situated at this intercept. Similar interaction of the two fault systems is evident at the Summit Mine, Little Squaw Mine, and Aurora Gulch.

The mineralized Chandalar quartz veins have been known since 1906 and minor gold production is reported from tunnels driven on the veins.  In 2006 gold was first recognized in the phyllite unit, occurring with disseminated sulfide minerals, mostly arsenopyrite, as well as fracture-hosted stockwork mineralization and as zones of sheeted veinlets.  Our 2006 reverse-circulation scout drill program encountered phyllite-hosted gold-arsenic sulfide mineralization at the Summit prospect area (DH SUM-12) but was not able to reach the bottom of the auriferous zone. Similarly, gold values were cut at the Ratchet Ridge prospect (DH RR-33) and at the Crystal (DH CRY-30). The auriferous phyllite section cut in DH SUM-12 is found to daylight (exposed under talus) in the Rock Glacier area and continues northward to the Aurora Gulch prospect. To the northeast altered or weakly mineralized phyllite has also been exposed by 2009 placer mining where it underlies the lower slope opposite Mello Bench, the location of our exploration camp, and yet farther north the placer RC drilling on Line 4.8 intercepted the gold-arsenic sulfide mineralized bedrock underlying Little Squaw Creek. Recently the mineralized phyllite has been found mantled by talus covered slopes at the head of Big Creek, Summit Gulch, the head of Big Squaw Creek, and to either side of St. Mary’s Pass near Mikado Mine.

Sampling of surface outcrops and float rock from the Mikado Phyllite will generally assay gold; however, results are erratic apparently due to the nugget effect of coarse gold. This analytical problem is related to the same reason a substantial placer has formed from these rocks. A few samples assayed very high – one grab sample of schist at 90 ppm gold (2.628 oz Au/st). Limited excavator trenching and hand dug test pits exposed auriferous sheeted veining at Mikado, Little Squaw Peak, Big Squaw Creek and Big Creek headwater areas. At Aurora Gulch a bedrock test pit in an area of sheeted veins reported grades averaging 0.61 ppm from four samples; at a lower stratigraphic level seven samples of altered dolomite with quartz stockwork averaged 1.46 ppm Au (an eighth sample was discounted because it assayed 38.8 ppm Au (1.133 oz Au/st)). Nearby, five samples of crenulated black phyllite with replacement sulfides and quartz averaged 1.4 ppm Au (0.041 oz Au/st). At Mikado, channel sampling at Trench 20 reported 80 ft of 0.35 ppm (0.010 oz Au/st) , 53 ft of 0.52 ppm(0.015 oz Au/st) , 35 ft of 1.22 ppm (0.036 oz Au/st), and 10 ft of 1.2 ppm Au (0.035 oz Au/st).  At Summit the last 35 ft of DH SUM-12 averaged 0.44 ppm Au (0.013 oz Au/st) (the hole ended in mineralization). One random chip sample of rock talus from the Rock Glacier area reported 54.88 ppm Au (1.602 oz Au/st). At least some of the phyllite-hosted gold occurs as free grains such as found in the orogenic quartz veins mined in the past. A grain of free gold was recently identified in a sheeted veinlet, gold grains have been found in disseminated masses of arsenopyrite (chips of arsenopyrite in a sample from Aurora Gulch assayed 18.55 ppm Au(0.542 oz Au/st) ) and grains of placer gold with attached phyllite were recovered in the 2009 test placer mine on Little Squaw Creek. Free gold can be panned from soil in the several sheeted veining areas that were tested. Mineralization occurring as fracture stockwork at Aurora shows persistent gold values, as it does in the trenching at Mikado and in the shear zone hosted gold at Mikado-St. Mary’s Pass.

Gold values closely associate with anomalous arsenic and elevated antimony is variably present.  Based on about 2,000 soil samples from the Chandalar property, a large soil Au-As anomaly (defined as >100 ppb Au) extending from the Kiska prospect northeastward about 1.5 miles to the Aurora Gulch prospect has been defined. Extensive fields of talus prevent sampling of the anomaly southwest of the Kiska prospect.  A second large area of soil gold straddles St. Mary’s Pass in the Mikado area. The soil anomaly is broken where the phyllite unit is overlain by erosional remnants of the ridge-forming and barren quartzose muscovite schist. This occurs on the high ridge above the Rock Glacier and on St. Mary’s Pass above the Mikado area.

Based on our sample data, scout drilling and surface mapping to date, we interpret the mineralization along the NE trend as likely the result of deep sourced fluids permeating multiple dilated structural intercepts with the WNW shear zones. Thereby, the NE structure controls the source, timing, and the location of Chandalar mineralization, while the WNW shear zones provide the hosting structure. Origin of gold and arsenic metals is unknown, but they are likely basinal sediments. A regional-scale gently plunging NE fold may be involved in localizing gold mineralization. We suspect the axis of the fold runs from St. Mary’s pass to under the 2009 test placer mine operation on Little Squaw Creek.  Mineralization appears vertically constrained within the phyllite unit.  Most mineralization at the Mikado occurs below an elevation of about 4,500 feet; on the opposite side of the pass the St. Mary’s Pass mineralization is also found below about 4,500 feet and mineral showings are found over 300 to 400 vertical feet below this elevation. This vertical constraint to mineralization is similar to the Aurora Gulch prospect gold values that are abruptly capped by hematite-spotted schist. Thickness of the mineralized phyllite is uncertain due to extensive talus cover and the lack of drill data; however, observations at Aurora Gulch and Rock Glacier areas suggest mineral occurrences are noted over a vertical relief in excess of 400 feet.  Similarly, soil gold anomalies occur on the east and west flanks of Eneveloe Saddle, but not across the top of the saddle.  Where the phyllite is mineralized it generally exhibits magnetic low field features in contrast to the relatively thin, 20 to 60 feet thick, overlying schist (“red top”), which is distinctly magnetic due to disseminated pyrrhotite. The magnetic schist unit occurs adjacent to most of the exposed prospects as erosional exposures in the stratigraphy above the auriferous phyllite. The south-facing gulch wall of Summit Gulch offers excellent exposures of the “red top” schist. The unit can be readily identified in ground-based magnetic surveys; a large area, interpreted as a flat tabular magnetic body, underlies the rock glacier east of where the surface is littered with mineralized float. It is interpreted that arsenopyrite associated with gold values is the alteration product of the magnetic pyrrhotite which is destroyed as part of the mineralization events and thereby magnetic low features are targets for exploration.

Interpretation of Exploratory Findings at Chandalar

A significant gold placer deposit occurs on Little Squaw Creek and a spatial relation to the phyllite unit is evident. The northeast plunge (about 14°NE) of the altered (+/- mineralized) phyllite unit beginning near the Summit Mine intercepts bedrock of the creek in the vicinity of the head of the placer deposit and continues northward, forming the bedrock below the creek. The placer gold deposit extends along the creek at least a mile to the north as confirmed by drilling. There is evidence that relatively small masses of Pleistocene ice high in the valley had selectively gouged the highly altered phyllite unit, which the ice followed as a path of least resistance (i.e. the altered phyllite), to an apparent terminal moraine site immediately upstream of Mello Bench (camp). Auriferous sediment has since been re-worked into placer deposits perched in thick sequences of glaciofluvial sediments.

While the Little Squaw Creek placer is a gold deposit itself, it also indicates the existence of a substantial lode source(s). In 2007 we conducted a placer drill program that indentified 10.5 million cubic yards of mineralized material. The placer deposit is open to the north and west, and bench deposits remain unevaluated on the east, thereby suggesting a reasonable alluvial resource discovery potential of one-half million oz fine gold. The placer deposit represents only the coarser fraction of the original in-situ resource in the portion of the lode source that has been eroded.

GOLDRICH MINING COMPANY
Squaw Lake
Little Squaw Lake
BIG SQUAW CR. GOLD PLACER TARGET
NUGGET CREEK GOLD PLACER TARGET
MELLO BENCH PAST PRODUCTION 30,470 oz Gold
LITTLE SQUAW CR. GOLD PLACER RESOURCES
060°
AURORA GULCH EXPOSURE
BIG SQUAW CR. UNRECORDED PRODUCTION
McLELLAN CREEK UNRECORDED PRODUCTION
TOBIN CR. PLACER PRODUCTION >21,060 oz Gold
BIG CREEK PLACER PRODUCTION >25,400 oz Gold
5 additional 40 acre MTRSC claims south of map border.
T 32 N
T 31 N
R 4 W
R 3 W
7,495,000 N.
7,490,000 N.
445,000 E.
450,000 E.
455,000 E.
Proposed drill hole & orientation
Placer exploration target
Past Placer production
2009 Placer Bulk Test
Strata-bound lode target-showing inferred extension at depth
0
1
MILE
CONTOUR INTERVAL 100 FEET
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
11-12-09

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Proposed Drill Holes

Proposed diamond core drilling for 2010 will evaluate the degree of mineralization occurring as a large strata-bound unit over four miles in length. The proposed drill program will further explore the correlation of the overlying magnetic schist and quartz muscovite chlorite schist, locally hematite-spotted, to the underlying phyllite and possible mineralization, as well as, to the orogenic gold-quartz veins that rise through it. We postulated that feeder zones through which ore-forming fluids rose are associated with dilation zones developed by periodic differential off-set movement between the deep-seated NE and WNW fault zones. These zones represent primary targets for drilling.

Chandalar Exploration Programs

Prior to the 2007 exploration season, despite our best efforts, we were unable to secure a diamond core drill contract to execute the previously identified drill plan on the hard rock prospects. In order to advance the hard rock exploration in both a time and cost effective manner, management revised the 2007 hard rock exploration plan to focus on other activities which could be concluded with the equipment available to us by ownership or by contract. That work has enhanced the hard-rock exploration targets, and diamond core drilling will be accomplished in the future, provided funds are available and a drilling service company can be retained. We were able to execute the placer gold drilling program as intended using a contracted reverse circulation rotary drill, as reported in the Exploration of the Chandalar Little Squaw Creek Alluvial Gold Deposit in the section below in this document..

Our 2007 accomplishments fall into three key categories: 1) discovery and drilling delineation of a large placer gold deposit in Little Squaw Creek, 2) development of hard-rock gold prospects by excavator trenching at a number of promising sites along major geologic faults crossing the property, and 3) completion of a geophysical survey program related to enhancing the hard-rock gold exploration program. Additionally, we completed considerable upgrading of the local infrastructure, including new roads, an upgraded 25-man exploration base camp and improving the Squaw Lake airfield.

We were not able to obtain sufficient funding for drilling in 2008. Because of this lack of funding, only care and maintenance of the property along with a minimal geological field program was accomplished. Prospecting work was oriented towards examination of areas where disseminated gold values in schist had been previously detected. Importantly, this work discovered an area of mineralized schist boulders on the St. Mary’s Pass prospect where one large boulder assayed 90.8 ppm gold (2.92 ozAu/st). The additional soil sampling results also clearly define a drill target for gold disseminated in schist at the Rock Glacier prospect. Other activities included reclamation of several trenches dug in prior years, some clean up activates at the Mikado mine site, and extending the Little Squaw airstrip length to 4,500 feet.

Our Chandalar property and its mineralization are not compliant with Canadian National Instrument 43-101 standards. However, Mr. Barker, consulting geologist and Chandalar Project Technical Manager, prepared an internal technical report formatted to 43-101 standards in collaboration with J. O. Kenner and R. B. Murray that covers the hard rock and placer (or alluvial) gold programs at Chandalar through 2008. That report is dated April 15, 2009 and may serve as the foundation document for a future filing to achieve 43-101 compliance. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are, in priority order:

1.

Continue a mineralized material evaluation program and develop, as warranted, a placer mine capable of processing 400 cubic yards of gravel per hour and producing 15,000 to 30,000 oz raw gold per year.

Phase 1: Mineralized material drilling of the Little Squaw Creek alluvial fan.  (Budget - $985,600)

•

Determine the northern, eastern and western limits of placer mineralization in the paleo fan.

•

Formulate drill plans for a continuing, future placer exploration program based on seasonal logistical constraints limiting drilling to about 15,000 feet per year. Contingent on the results of the Phase 1 drilling, select the highest priority of Phase 2 options; 2-A (in-fill drilling on the Little Squaw Fan), 2-B (resource evaluation of the Little Squaw canyon), and 2-C (Resource drilling on Big Squaw and Spring Creeks).

2.

Conduct seismic surveys, define the geomorphic classification of the Chandalar placer deposits in comparison to other deposits worldwide, assess marketability for coarse size fraction of placer gold, and present specific recommendations based on the 2007 drilling program.

•

Placer reconnaissance of other Chandalar streams

•

Seismic survey  (outside contract, budget  $30,000)

•

Recommendations for placer drilling, sampling, and analysis.

3.

Continue the hard rock trenching program, specifically on the St. Mary’s Pass, Aurora Gulch, Summit (including Bonanza), Pioneer, and Chiga prospects. A detailed program totaling 7,440 feet is recommended.  ( Budget- $131,325 )

4.

A diamond core drilling program should be designed and budgeted based on trench results from 2007 and the trenching recommended above.  Evaluate the tonnage potential at Mikado-St. Mary’s Pass, Aurora Gulch, Pioneer, and Summit prospects; the results will be the basis for future recommendations of mineralized material delineation drilling. Scout holes should be considered at the Rock Glacier, Ratchet, Pallasgreen, Chiga, Little Squaw west, and possible Northern Lights west extension prospects.

5.

Plan and execute laboratory and on-site bulk sample testing of vein-hosted mineralization zones to obtain repeatable estimates of gold grade where coarse gold grains are present.

6.

Continue exploration for potential bulk minable tonnage deposit(s) based on including lenses or ore shoots of gold-quartz veins with subparallel sheeted and stockwork quartz vein systems and metasediment-hosted disseminated gold mineralization.

7.

Expand the regional exploration program to include gold occurrences between Myrtle Creek on the west and the Middle Fork of the Chandalar River on the east.  Continue to evaluate the numerous outlying gold-quartz prospects and unevaluated shear zones throughout the district, particularly under the sediment cover in the north part of the district.

During 2009, we completed the placer gold test mining operation on Little Squaw Creek as was recommended in Mr. Barker’s April 15, 2009 technical report, and explained in the Test Mine Operations for 2009 section of this document below. Some exploration of the various other placer gold creeks on the Chandalar property took place. A small amount of prospecting work on the hard rock gold deposit possibilities was accomplished. That work led to some key understandings of the geology. It also generated an internal Company memorandum by Mr. Barker proposing an exploratory diamond drill program of about 38 drill holes aggregating 20,000 feet. Map 4 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained Interpretation of Exploratory Findings at Chandalar section of this document above. We anticipate this proposed drilling plan would require a budget of approximately $1.2 million.

Exploration of the Chandalar Little Squaw Creek Alluvial Gold Deposit

During 2006, independent placer mining consultant Mr. Jeff Keener identified three targets in the vicinity of our exploration camp that may contain significant resources of placer gold: Little Squaw Bench, Spring Creek, and Big Squaw Creek. The most significant is the Little Squaw Creek, where early day drift-miners produced 29,237 ounces of gold, according to our records. A reconnaissance drilling program by a former lessee in 1997 outlined what they called an “inferred resource” (i.e. mineralized material according to SEC guidelines) of a couple hundred thousand ounces of placer gold. (We note that this reference is not an SEC Industry Guide 7 compliant reserve.) This drilling basically found that the mineralization mined in the Bench extends from the Bench for a long distance down Little Squaw Creek. To the northwest of the Bench lies Spring Creek on which no previous prospecting is known to have occurred, but appears to be an old channel of Big Squaw Creek. The third target is the Big Squaw Creek drainage where early day placer gold hand-mining occurred on its upper parts, but is not known to have been productive on its downstream reaches.

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

We contracted Metallogeny, Inc., Mr. Keener’s privately owned company, to independently perform the drill site sample collection and analyses of the 2007 placer gold drilling program, which was largely confined to the Little Squaw Creek target. Security of samples and quality control of the assaying work were addressed in the contract and strictly maintained. Metallogeny had exclusive possession of all borehole samples, thereby providing independent sample security from the time of borehole extraction through transport to their Fairbanks laboratory, including completion of the sample processing protocol.

Drill hole sampling and assaying of placer (alluvial) drill cuttings of gravels requires a meticulous procedure that differs substantially from normal fire and chemical assaying procedures used for rock and drill core samples. In our case, all of the drill cuttings for each five feet drilled were collected in five gallon buckets. It took about three of these buckets (partially filled) to contain one five foot sample, which amounts to 0.97 cubic foot for a five and seven eights inc (5 7/8”) diameter drill hole. The samples were then transported to a location where their volumes and mass are carefully measured, after which they are concentrated with a small, hydraulic screening/sluicing plant. The volume of oversize tails off the screen is measured in a graduated bucket and discarded. The reduced samples amount to less than two gallons, which are then carefully hand panned to a high-grade concentrate when colors of gold can then be counted and their mass estimated. The pan concentrates, approximately one to two hundred grams, were then transferred into a labeled ziplock bag for further detailed analysis in a laboratory. In the analysis, measured sample volumes are compared to theoretical volumes based on the drill tooling specifications. A correction factor was then derived for each sample. The recovery factor was used to adjust the gold grade for excessive or deficient amounts of sample material. This factor is also used to judge the integrity of the hole (i.e. collapse or blow-out) and overall recovery performance of the drilling system. The pan concentrates were then double-panned in a controlled environment or laboratory. All visible colors of gold are extracted, dried, counted, and weighed to the nearest milligram. A digital image of the sample was collected and labeled. The sample of gold was then placed in individual sample vials or combined with other samples for the same drill hole. Reject pan concentrates were saved for later amalgamation to test for lost values and to analyze for the heavy mineral suite. Empirical data were entered onto a spreadsheet, where formulas were created and used to calculate volume recovery, correction for swell and recovery, oregrade, and paygrade. Stratigraphic notes and other data about the drill hole were also entered onto the spreadsheet to create a complete log of the hole.

The rotary drill was mobilized to Chandalar over the winter trail in March 2007. Drilling started on June 18th and ended on September 16th. We drilled 113 holes for a total of 15,535 feet and took and processed over 3,100 placer gold drill samples. Twenty-five drill holes did not reach bedrock and were abandoned due to caving or ground swelling or were terminated at the full extent (210 feet) of the available drill rod The drill was de-mobilized to Fairbanks on September 23rd using a Hercules C-130 cargo aircraft.

On Little Squaw Creek, seventy-three drill holes intersected the “Pay Horizon” (the mineralized stratum of gravel from which significant or potentially economic quantities of gold can be recovered). Some of those holes did not completely penetrate it. The Pay Horizon thickness-weighted average recoverable gold grade for the 73 drill holes is 0.0247 ounces per bank cubic yard. This equates to $27,17 per cubic yard (yd3) over a thickness of 83 feet (28 yards) using the current gold price of about $1,100/oz (see Maps 5, 6 and 7 below). We believe the order of magnitude of drilled mineralized material exceeds 10 million cubic yards, and that the drill sample results confirm our opinion that we have discovered an industrial-scale placer gold deposit of potential commercial significance. Spatial limits and overall grade of the gold-bearing gravels containing the potentially economic Pay Horizon have not yet been determined. The placer gold deposit remains open for expansion in three directions. The detailed drill results are disclosed in our Form 10-K for the each year ended December 31, 2007 and 2008.

Map 5 – 2007 Drill Hole Pattern in Little Squaw Creek Channel (Gulch) and Alluvial Fan

All the drill lines are perpendicular to the water channel flow and linear direction of the gently northward sloping gravel deposits. The borehole pattern involved ten lines spaced 500 feet apart that cross the gravel Pay Horizon at right angles, with the holes drilled at 50- to 100-foot intervals along the lines. Substrate borehole samples were collected continuously every five feet and processed via a sophisticated sample-reduction process that recovers the native gold contained in the drill cuttings. A total of 3,110 drill samples were collected and processed as described above.

We believe our Little Squaw Creek alluvial gold deposit discovery is the first of its kind in Alaska. Our geologists characterize it as an aggradational placer gold deposit. Although unique in Alaska, many similar deposits exist in neighboring Siberia in what is known as the Central Kolyma Area where cumulative past production is said to be on the order of 77 million ounces. All other alluvial gold deposits in Alaska are commonly referred to as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces (see maps 6 and 7). Aggradational placer gold deposits are generally more conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits.

The plan view of the Little Squaw Creek gold deposit (see map 5) shows it to be somewhat funnel-shaped. The deposit has been divided into two distinct geomorphological zones: a Channel (aka Gulch), or narrower portion, and a Fan, or apron portion. A thick paleo-Channel (Gulch) deposit of mineralized gravel is defined by drill lines 5 through 10 in the upper reaches of Little Squaw Creek. It is dammed by a subterranean band, or ledge, of erosionally resistant greenstone that it breached sometime in the past, disgorging itself northward to become a broad alluvial Fan (similar to a fossilized delta). This wide, thick fan of gold-bearing stream gravels is defined by drill lines 1.2 through 4, where it is buried under gold-barren glacial sediments. The Fan portion of the deposit averages 83 feet thick (28 yards) and it is overlain by glacial overburden (mud, sand and cobbles) containing sparse gold values that average 58 feet (19 yards) thick. The drilling results from lines 3, 4 and 5 also indicate that a younger gold-bearing stream channel possibly overlies the Fan along its east side. All these unconsolidated sedimentary strata lay on schist bedrock. The drilling does not define the limits of the Fan, nor of the overlying more recent channel deposits. The system of gold-bearing fan gravels is open to expansion to the north, east and west.

LINE 3-TOTAL
Little Squaw Creek
WEST
EAST
100 w
0
100
200
300
400
500
600
700
800
900
1000
BASE LINE
LOG SHAFT
H-15.5
road
H-12
H-9
H-7
H-5
H-3
H-1
H-3E
H-5E
H-7E
H-9E
H-12E
300 ft
LITTLE SQUAW CREEK
OLD DUMP
GLACIAL SEDIMENTS
FLUVIAL
BEDROCK
COLLAR ELEVATION (FEET)
2400
2375
2350
2325
2300
2200
210
200
180
185
165
155
145
135
120
105
mg gold per 5 ft interval
6-10 mg
11-39
≥40
surface
glacial
fluvial
bedrock
y=2
x=1
REV 11-12-07
NOTE: gold contents represented above by drill-interval are based on physical weighing of recovered gold particles
Prepared for:
Little Squaw Gold Mining Co.
Compiled by:
J C Barker Consulting Geologist CPG
GOLDRICH
MINING COMPANY

Map 6 – Example of Little Squaw Creek Drill Hole and Gold Recovery Cross Section across the Alluvial Fan

Independent Study of Chandalar Alluvial Deposit

In February 2008, we received the final drill results from our placer gold drilling on Little Squaw Creek, Spring Creek. The complete results confirm our opinion that we have discovered an industrial-scale placer gold deposit of commercial significance on the Little Squaw Creek. Based on our drill data we commissioned a study to determine the amount of mineralized material contained in our alluvial gold deposit on Little Squaw Creek, we retained Mr. Paul Martin to do this. Mr. Martin is a consulting, Nevada state licensed and registered mining engineer who has Alaska placer gold mining expertise

In an internal letter memorandum dated February 9, 2009 and titled “Mineralized Material Estimate and Data Analyses for Little Squaw Creek, Chandalar Project, Alaska”, Mr. Martin reported to us that his calculations show the Little Squaw Creek alluvial deposit to contain an estimated 10.5 million bank cubic yards (bcy) of  “in place” material having an average grade of 0.0246 ounces of gold per bank (in place) cubic yard. He further reports that the total amount of unmineralized material that would need to be removed to access the mineralized material is about 9.3 million bcy; making for an overburden to mineralized material strip ratio of 0.89 to 1.00. These estimates were prepared by using the cross-sectional method as described in detail in the Society of Mining Engineering Handbook, Volume 1, pages 350 to 353.

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
Compiled by: J C Barker Consulting Geologist CPG
GOLDRICH MINING COMPANY
REV 11-15-07

Map 7 – Example of Little Squaw Creek Drill Hole and Gold Recovery Cross Section across the Channel (Gulch Portion)

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

A total of 93 reverse circulations drill holes, 7,034 total feet of pay gravel and 1,407 five foot composited samples were utilized in the data analysis. Gold fineness used was 870. The drill holes in the database were holes that fall within the alluvial deposit open pit mining limits as designed by Mr. Martin, including holes located in the 45-degree pit high-wall. The grade data was de-clustered by using the weighted average grade for the total drill hole Mineralized Material and the average Mineralized Material thickness for each drill hole. The average thickness of Mineralized Material per hole (for all holes) is 82 feet and overburden is 50 feet. The mean grade for the total drill hole database (average of all drill hole grades per section within the mining limits) totaled 0.0262 fine gold ounces per bank cubic yard (bcy), which compares within 6 percent to the total estimated resource grade for this report of 0.0246 ounces fine gold per bcy within the mining limit.

Since Mr. Martin’s analyses, we have determined by our 2009 test mining operation that the raw gold in Little Squaw Creek has a purity, or fineness, of about 850, and not the 870 used in his study. This being the case, the overall grade of the deposit decreases from 0.0246 to 0.0240 ounces of fine gold per bank (in-place and compacted) cubic yard. The loss of 0.0006 ounces per cubic yard does not have a material effect on our promising outlook for the mining economics of the deposit. We have traced the purity error to an ISO certified international assay laboratory in Fairbanks, which we have ceased to use.

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

Test Mine Operations for 2009

On May 6, 2009, our Board of Directors approved a limited mining plan for the alluvial gold deposit on Little Squaw Creek on our Chandalar property and authorized management to enter into forward gold sales contracts for a total of up to 1,500 ounces of alluvial gold produced at our Chandalar property to fund the mining operation.

Permitting

We received a permit from the Alaska Department of Natural Resources to test mine and process mineralized gravel to determine engineering, water, and other criteria before undertaking a commercial-scale operation. Approximately 20,000 yds3 of overburden were planned to be removed to reach the deposit. We also received a water course diversion permit from the U.S. Army Corps of Engineers and a waste water discharge permit from the U.S. Environmental Protection Agency (EPA).

Water Rights

We retain valid water rights (ADL 403439) for the use of 3,000 gallon per minute (gpm) specifically for placer mining.  Water can be diverted between April and October from any of the local streams for this use.  Other additional rights are held for lode mining use. The placer water rights are adequate to support a mining operation many times the size of our 2009 test mining. The water use system for washing gold out of the stream gravels is a closed circuit system. Most of the time during mining operations, water consumption consists only of make-up water necessary to cover ground seepage, evaporation and other loses in the settling (or retention) pond.  Except in certain circumstances, such as thunder storms, there is no discharge from the settling pond from which water is continually re-cycled. Any overflow is discharged in compliance with our EPA permit.

LINE 8
LINE 9
LINE 10
LINE 11
LINE 12
4 50300
50400
50500
50600
50700
50800
74 95000
94900
94800
94700
94600
94500
94400
94300
105
to airport 1 mile
NO. 1 ABOVE (PATENT)
squared tree
4X4 post
4X4 post
2010--- TAILINGS DISPOSAL FUTURE BY-PASS ROAD TO AIRPORT
2010--- MINE WATER DISCHARGE TO IMPOUNDMENT ABOVE SPRING CREEK
Approximate area of historic mining
CREEK
SQUAW
LITTLE
PIONEER
GULCH
hoist
cut
cabin
Goldrich Camp
cabin
2005-06 prospect trench
RECYCLE WATER POND #1
2010 MINE PIT AREA
WASH PLANT
2009 MINE PIT
cross-section
old dozer trenches
DITCH
WATER
RE-ROUTE OF CREEK IN OLD DITCH
LS 1017
LS 1117
LS 1016
LS 1116
MTRSC COR
DIVERSION DAM
dump
shaft to bdrk, meager Au reported by Mertie, 1925
GRUBSTAKE EAST PROSPECT
GOLDRICH MINING COMPANY
overburden & tailings placement
UTM grid based on 1927 North America Datum, Chandalar Quadrangle
N
0 100 meters
0 400 feet
tailings pile
exploration shaft
production shaft
claim, survey post
structure
drill hole
panned sample
shear zone
adit

2010 - UPPER LITTLE SQUAW CREEK PLACER

Rev. 12-29-09

Map 8.  Plan View of Little Squaw Creek Placer Mine Area.

Access and Camp

We maintain a 4,400-foot long airstrip about 1.5 miles north of the proposed project.  The airfield is suitable for multi-engine aircraft up to C-130 class and is connected to the camp via an improved all-weather mine road. Camp facilities include ten frame tents with plywood floors, several older house trailers left by previous operators, a frame office building on skids, a couple of mobile sleeper units, and an older cabin built by lessees in the 1950’s.  In 2009, the placer mining crew consisted of five equipment operators, mechanic, general manager, geologist, sampler, camp hand, and a cook.  With visitors, up to fourteen people were accommodated at camp.  Fuel was delivered by DC-6 aircraft and stored in a small tank farm at the airstrip.  Based on the results of the 2009 bulk sample test, and contingent on available funds, some additional equipment and supplies will be moved to the site via the Chandalar winter trail from Coldfoot in early spring of 2010.  The mine test site is characterized by a stream incised into deep valley alluvial fill where there are no bedrock exposures.

Development Plan

A water diversion dam was built at a site approximately 650 feet upstream of the proposed test pit and armored with boulders. The dam diverts Little Squaw Creek into an old ditch (Map 8) that traverses the right limit hill side for about 1,850 feet and thence into Pioneer Gulch from where it flows about 700 feet to rejoin the Little Squaw Creek channel.   Pioneer Gulch is deeply incised and armored with coarse gravel and boulders, and supports a thick growth of alder and willow.  The old ditch required cleaning of accumulated sediment, which was done with a combination of the dozer and excavator, and deepening to handle an unusual storm event beyond any event in evidence or witnessed during the last seven years.

NORTHWEST
A
SOUTHEAST
A'
2009 MINE SECTION
feet
20
10
0
10
20
road
road
elev. 2820
barren sediments
original surface
Little Squaw Creek
2800
LOW-GRADE GRAVEL
proposed developed pit
2780
??
retreat mining to northeast
PAY GRAVEL
??
2760
proposed mine pit
0
20
40
60
80
100
120
140
160
180
200
road
barren upper sediment spread north over tailings
original surface
LOW-GRADE GRAVEL
2780
proposed reclaimed surface -2009
??
possible 2010 development
??
possible 2010 development
GOLDRICH MINING COMPANY
2760
REV. 4-19-09

Map 9 - Cross-Section of Test Mine and Mine Bulk Sample Pit

Overburden removal was done by dozer and pushed downstream to first form dam with a a retention pond for re-cycled wash water (i.e. silt settling pond), and later pushed into a pile for re-contouring the pit during reclamation.  During development of the pit, a portion of the underlying low-grade material was processed through the wash plant to fine tune its operations, with the balance set aside as best possible to be processed at a future date and then used to re-contouring the pit during reclamation.  The retention pond capacity was about a third of a million gallons and was at an elevation somewhat lower than the top of the pay gravel section and received and retained drainage from the pit.  The existing mine road that provides access to the rest of the district was re-routed higher on the left limit, west slope of the creek.  An area of pay gravel about 80 feet wide and 150 feet long was exposed by development work.

VIEW LOOKING NORTH
feet
0
10
20
30
40
50
60
70
80
90
100
110
RC hole
H-2
GOLDRICH
MINING COMPANY
LITTLE SQUAW CREEK
ORIGINAL
SURFACE
GROUND REMOVED
(as of 7-25-09)
0
5
10
15
20
25
30
35
40
45
50
55
60
65
70
75
trc oz/yd 3
0.10
0.34
0.33
0.12
0.01
0.02
AVERAGE
GRADE
20 ft
0.22 oz/yd 3
AVERAGE
GRADE
12 ft
0.51 oz/yd 3
6 ft
0.98
oz/yd 3
0.01 oz/yd 3
0.03
0.96
1.36
0.62
0.03
0.03
0.13
0.001
0.25(nug)
0.86
oz/yd 3
1 YD 3
BULK
SAMPLE
old
works
GROUND REMOVED
(as of 8-23-09)
NOTE: ALL ASSAYS
REPORTED AS FINE
GOLD
PIT DESIGN
LIMITS
Revision August 2, 2009
Cathedral Rock Enterprises, LLC

LINE 11, LITTLE SQUAW CREEK GOLD PLACER

Map 10 – Sample Progression in Test Mine Pit Floor

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

Reclamation

Approximately 1,200 feet of old exploration trenches were reclaimed during the quarter ended September 30, 2009.  No reclamation was done at the mine site so as not to restrict access to exposed pay gravels.  It is intended that reclamation in the future be done such as to place the un-processed lower grade material into the mine pit in anticipation that the entire auriferous gravel section to bedrock will be eventually mined by low-cost bulk mining techniques.  Thereby, low-grade material below the 2800 level bench will be preferentially pushed in as pit-fill to expose the higher-grade gravel for processing in 2010 or later, if this is found to be feasible.  Mostly barren upper sediments will be distributed as surface cover.  Wash plant tailings stacked on the right (east) limit of the stream during mining will be contoured and partially spread over fine-sized settled sediment in the retention pond to prevent erosion.  If future mining appears to be unwarranted at this site the retention dam and ditch diversion will be re-contoured. These structures were partly breached and stabilized until the 2010 mining season.

Mining Budget

The originally projected cost estimates and actual expenditures for the 2009 alluvial gold test mining program was about $870,000. The final cost of the program was approximately $1,137,000. This variance resulted from our taking of an unusual opportunity to cheaply acquire a wash plant that is twice the size of that we originally intended, and the modification and transport costs associated with it. Acquiring and testing (shake-down) this larger than planned wash plant in 2009 has pre-positioned us to rapidly move into commercial production in the 2010 mining season. We believe the financial risk incurred with our decision to opportunistically up-scale the wash plant was timely and handsomely beneficial given the success of our test mining program.

Item/Task	Cost
Capital equipment	$ 731,800
Pre-field season labor	40,000
Mobilization/de-mobilization	172,929
Field labor	183,538
Camp and mine labor	259,055
Camp and miscellaneous	233,646
Hard rock program	12,500
Mining expenses allocated to cost of gold inventory mined	(496,802)
Total	$ 1,136,666

Results of Test Mining Operation

On October 6, 2009, we reported the successful completion of our 2009 alluvial gold mining test. The pilot program involved a full-scale mining test that produced approximately 594 ounces of placer gold. The test mining yielded valuable geologic, mining and engineering data and gold recovery characteristics that will enable the Company to ramp-up the project into commercial production in the spring of 2010. The mining objectives of the pilot operation were completely fulfilled. Additionally, a fully operational wash plant capable of commercial scale production now stands ready on site.

Overburden stripping of the Little Squaw Creek test mining site began on schedule in the last week of June 2009. Approximately 20,000 yards of overburden were removed, and about 5,000 yards of it containing low-grade gold values were processed through the gold recovery plant in an initial commissioning phase during which approximately 71 ounces of raw gold were recovered. The targeted mineralized material, or “pay zone”, was exposed for mining by August 25th. Approximately 8,900 cubic yards from the “pay zone” were then run through the plant from which approximately 522 ounces of “raw” placer gold were recovered, bringing the total recovery to approximately 594 ounces. Mining and processing operations were shut down for the season on September 12th with the onset of freezing conditions. Production details are shown in the table below.

Dates	Type of Plant Feed	Plant Operating Hours	Cubic Yards Processed	Troy Ounces Raw Au Recovered	Cubic Yards Feed per Hour	Troy Ounces Raw Au per Hour
Aug. 14 - 24	Overburden	55.5	4,920	71.2	89	1.3
Aug. 25 – Sept. 9	Pay Zone	100.3	8,905	522.3	89	5.2
Avg./Totals	Mixed	155.8	13,825	593.5	89	3.8

The fineness, or purity, of the raw gold produced has been determined to be about 84 fine (84% pure gold with most of the remainder being silver), which would be equivalent to a production of 498 ounces of pure gold. The relatively coarse nature of the gold together with minimal associated heavy black sands made for nearly ideal gravity recovery conditions. Based on panning tests of the tailings, management believes that at least 98% of the gold in the processed material was recovered. Production rates while in the “pay zone” varied between 4 and 11 ounces per hour, averaging 5.2 ounces per hour of wash plant operation.

Our wash plant capacity was underutilized. Although the wash plant is capable of a sustained through put of 160 cubic yards per hour, mining equipment limitations capped it at slightly less than 90 yards per hour. More and larger earth moving equipment is needed to maintain an optimal feed rate to the plant, and to capitalize on the economies of scale. Purchase of a haulage truck(s), another front-end wheel loader and tracked excavator can substantially raise production levels, and increase the grade of the “pay dirt” feed to the plant by avoiding dilution caused by pushing it to the plant with dozers.

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

Sustaining constant daily plant operation proved to be the greatest challenge, and the principal factor that inhibited gold production. The allowable daily operating time of the plant was determined by the quality of the re-circulated settling pond water. Fine particles generated by washing dirt from the rocks would “slime up” the pond to a point where it caused processing problems in the plant by plugging up the pumps and water jets. Additionally, the emulsification of the water resulted in an increased density medium prone to carry the fine gold and inhibiting its capture in the sluice boxes. Upon reaching such a condition, the plant was shut down until such time as the silt sized waste material precipitated in the pond. This constrained plant operating to between 4 and 6 hours per day. This problem can be resolved by constructing larger production-scale settling ponds where there is ample space to do so further downstream from the mine.

The Company has drawn some important conclusions from the mining test:

•

Clean gold recovery is easily achieved.

•

Contamination or dilution of the gold concentrate by heavy black sands will not be a problem.

•

The plant was properly designed and works well.

•

Sustained production of 5 to 10 ounces gold per hour with the current plant and mining equipment can be achieved.

•

Sustained hourly gold production can be increased to an estimated 15 to 20 ounces per hour by marginally  upgrading and expanding the mining fleet.

•

Larger settling ponds and the use of flocculants to precipitate the silt will significantly reduce the “slime” problem.

•

The “pay zone” and most of the overburden are not frozen; only about 12 feet of weak surface frost needs to be contended within the targeted mining area.

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

Management believes that we have effectively negotiated a steep learning curve in putting an important mining operation together in arctic Alaska. We believe the toughest part of getting started is behind us. Most of what is needed for a fast seasonal re-start of gold mining is in place. Substantial sunk start-up costs have been made in camp, equipment, plant, fuel, tools, hardware and consumable supplies, airfield and the pre-stripping. Renewed operations can be mobilized by winter haul road, instead of incurring relatively expensive air freight cost as we did this year.

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

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to our business, there are no pending legal proceedings in which the Company is a party or any of their respective properties is subject, with the exception of the following.

We are currently involved in legal proceedings as the plaintiff with a single party. The principal legal proceeding has been ruled in our favor by a trial court, but that ruling and certain issues in the case are being appealed by the defendant. The significant facts and current status are as follows:

Alaska Superior Court Litigation - 4FA-08-1131 CI. In February 2007, the Company initiated this action against the Ackels to protect some of its assets at its Chandalar mining property in northern Alaska against mining claim jumping and trespass by the Ackels. Following extensive briefing and a three-week trial in late 2008, the Company prevailed. Final judgment was entered in favor of the Company in the amount of $107,167.00 for trespass damages, attorneys' fees, costs, and interest to June 11, 2009.

The Final Judgment also quieted title to all of the Company's original mining claims and all other mining claims located in 2003 in the name of the Company, ejected the Ackels from all of the Company's mining claims, and dismissed the Ackels' counterclaims. Despite the court's orders, the Ackels remained on the Company's mining claims on Big Creek and, in fact, mined on a Company claim in the summer of 2009. In late July 2009, the Company sought and obtained assistance from the trial court in enforcing its orders. The court required the Ackels to vacate the Company's mining claims by August 5, 2009 with any of their property left on the Company's claims deemed abandoned. The Ackels themselves timely left the area, but left significant equipment and tools on the Company's claims. At a hearing on November 24, 2009, the trial court denied the Company's request to hold the Ackels in contempt for their disregard of the court's orders, but effectively granted the Company sanctions for the Ackels' mining activities by inviting the Company to file a motion for damages based on the reclamation work that will be required because of the Ackels' mining activities. The motion for damages is now fully briefed and pending before the trial court.

The Company is in the process of resuming collection efforts on its Final Judgment. Earlier, $379 was levied by bank sweep. The Company will continue to evaluate its options for collection, including potential garnishment of the Ackels' 2010 Alaska Permanent Fund Dividend, additional bank sweeps, and seizure of personal property.

Alaska Supreme Court - S-13530. In May 2009, the Ackels appealed the Final Judgment in the Superior Court litigation to the Alaska Supreme Court. The Ackels' opening brief was filed in late December 2009, but was rejected and a corrected brief has not yet been accepted by the court. Goldrich has opposed the Ackels' motions to allow late filing of their corrected brief and moved for dismissal of the appeal based on the Ackels' procedural deficiencies.

If the Ackels' brief is finalized and accepted, Goldrich will prepare and file its brief. Once briefing is complete, oral argument will be scheduled in Fairbanks, Alaska. The appeal will take approximately a year to a year and half from filing to complete.

The Company's attempts to settle all pending matters with the Ackels through the Alaska Supreme Court's mediation program failed without any response from the Ackels.

Bankruptcy Adversary Proceeding (BAP) - F09-90014-DMD. On May 4, 2009, the Ackels reopened their 2000 Chapter 7 bankruptcy to file an adversary complaint against the Company for alleged violations of their bankruptcy discharge, seeking money damages in the amount of $560,000 and the reinstatement of title to unidentified mining claims. On September 30, 2009, the bankruptcy court dismissed the Ackels' complaint with prejudice as without merit. The Ackels attempted to appeal the bankruptcy court's dismissal to the Ninth Circuit Court of Appeals Bankruptcy Appellate Panel ("the BAP"), but their appeal was dismissed as untimely. The Ackels then attempted to appeal the BAP's dismissal to the Ninth Circuit Court of Appeals, and filed a motion for reconsideration in the BAP. In March 2010, the BAP summarily denied the Ackels' motion for reconsideration. Ackels then went to the Ninth Circuit Court of Appeals with another untimely appeal, which was recently accepted. We have lodged a motion to dismiss the appeal as untimely filed, as noted by the BAP in its dismissal of the motion for reconsideration.

Bankruptcy Involuntary Petitions - 09-00841/09-00842. On November 12, 2009, the Company filed involuntary Chapter 7 bankruptcy petitions against Delmer and Gail Ackels, individually. On January 19, 2010, following trial on the petitions, the bankruptcy court dismissed the petitions on the grounds that Delmer Ackels had two too many creditors for a single petitioner involuntary petition. The court also denied the Ackels' requests for attorneys' fees and punitive damages. Neither party appealed the decision so this matter is final.

Department of Natural Resources ("DNR") Appeal. On November 11, 2008, DNR adjudicated the Ackels' amendments to their certificates of location for LSQ #4, GDM #1, GDM #2, and GDM #17 and determined that all of these amendments were invalid because of the Company's prior existing mining claims. The Ackels timely appealed DNR's adjudication to the Commissioner of DNR. The Commissioner rejected the Company's attempt to intervene and participate in the appeal, but clarified that DNR would not be holding a hearing on the appeal or accepting any additional evidence. DNR also rejected the Company's attempt to dismiss the appeal following the trial court's award of title to these mining claims to the Company in its final judgment in 4FA-07-01131 CI. Unless DNR rules in the interim, no further action will be taken with the DNR appeal until the Alaska Supreme Court appeal is complete and title to these claims is final. DNR is approximately two years behind considering appeals.

At this time, we believe a favorable outcome is probable. However, there are no guarantees in litigation, including the appeals process, and it is impossible to make any meaningful predictions as to the likelihood or quantification of the final risk of loss.

There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the Financial Industry Regulatory Authority (FINRA). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock is traded on the FINRA OTC Bulletin Board under the symbol “GRMC”. The following table shows the high and low bid information for the Common stock for each quarter of the fiscal years 2009 and 2008.

Fiscal Year	High Closing	Low Closing
2008
First Quarter	$0.90	$0.55
Second Quarter	$0.60	$0.30
Third Quarter	$0.36	$0.14
Fourth Quarter	$0.16	$0.07

2009
First Quarter	$0.16	$0.06
Second Quarter	$0.16	$0.08
Third Quarter	$0.52	$0.12
Fourth Quarter	$0.49	$0.27

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the FINRA OTCBB was $0.36 on March 30, 2010.

Holders of Record

As of December 31, 2009 there were 2,889 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock in the foreseeable future. Our Series A Convertible Preferred Stock earns dividends as follows:

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

Payment of Dividend: If the Corporation shall have sufficient earnings to pay a dividend on the Series A

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

Repurchase of Securities

During 2009, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

During 2009, we issued 750,000 options to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan. Subsequent to the 2009 issues, at December 31, 2009, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,065,000	$0.30	865,600
Equity compensation plans not approved by security holders	0	0	0
Total	3,065,000	$0.30	865,600

Issuer Purchase of Equity Securities

During 2009, neither the Company nor any of its affiliates repurchased common shares of the Company registered under Section R of the Exchange Act.

Sale of Unregistered Securities

Series A Convertible Preferred Stock

On December 30, 2008, we completed the offer and sale of 225,000 shares of preferred stock in the Company, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 1,000,000 Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $900,000 at December 31, 2009, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

•

Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of Common Stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock could be converted.

•

Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into such number of fully-paid and non-assessable shares of Common Stock as is equal to the product obtained by multiplying the Series A Conversion Rate. The conversion rate for Series A Preferred Stock in effect at any time shall equal $1.00 divided by $0.16667 per share. Each share of Series A Preferred Stock shall be converted automatically, without any further action by the holders of the shares, into that number of shares of Common Stock into which such Series A Preferred Stock is convertible. The Company has the right, at its sole option, to convert all Series A Preferred Stock into Common Stock after the third anniversary of its issuance if the weighted average trading price of the Common Stock exceeds $1.00 per share for ten consecutive trading days. The Company has the right, at its sole option, to convert all Series A Preferred Stock into Common Stock after the tenth anniversary from the date of issuance.

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

Payment of Dividend: If the Corporation shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A Dividend on a Dividend Payment Date in cash, or provisionally in gold. Payment of Series A Dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the Dividend Payment Date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. The Registrant issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as Amended (the “Securities Act”)) who are accredited investors, relying on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Registrant issued Series A Preferred Stock to one person who is not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

During the quarter ended September 30, 2009, we completed the offer and sale of an additional 225,000 shares of Series A Preferred Stock, resulting in net proceeds of $225,000 to the Company. The preferred shares carry the same terms as outlined above.

During the 4th quarter ending December 31, 2009, a preferred shareholder exercised his right to convert his 25,000 Series A Preferred Stock for 150,000 shares of common stock, leaving a remaining balance of 450,000 shares of preferred stock outstanding.

Notes Payable in Gold

On May 6, 2009, the Company’s Board of Directors authorized management to enter into notes payable in gold contracts denominated in troy gold ounces for a total of up to 1,500 ounces of alluvial gold. During the year ended December 31, 2009, the Company was successful in selling approximately 1291 ounces for total cash proceeds of $870,000. Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers. The final $200,000 of forward gold sales contracts required delivery of gold by November 1, 2009, and required an 8% per annum compounded interest penalty for late delivery. The Company produced and distributed sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation.

On October 19, 2009, the Company’s Board of Directors authorized management to enter into additional notes payable in gold denominated in fine gold ounces for proceeds of up to $7,000,000. During the year ended December 31, 2009, the Company was successful in selling approximately 342 ounces for total cash proceeds of $290,000. A total of 145,000 warrants, with a fair value of $42,224, to purchase the Company’s common stock were issued in conjunction with these notes payable. The valuation of gold to be delivered under the notes payable was determined at a uniform percentage to all purchasers of 75% of the closing price of fine gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. The gold is to be delivered on or before November 1, 2011, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.

At December 31, 2009, the Company had issued notes payable in gold for a total of $1,304,475, less discounts of $243,159 and unamortized fair value of the associated warrants of $38,690, for a net liability of $1,022,626. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.  A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property is currently our only asset. It has seen over a hundred years of sporadic mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, it is only in very recent times that the primary source of the gold is becoming evident. As a result of our exploration, we have discovered gold disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. Worldwide, this type of deposit is large by its very nature. It is typically low grade but capable of containing millions of ounces of extractable gold. We now have a new vision of the property as one having world-class gold deposit discovery potential. We expect this will beget a new episode of exploration and discovery at Chandalar that will eclipse all before and may result in a major gold deposit find.

2010 Exploration Plans

Our principal exploration target is the newly identified hard-rock stratabound gold target. A 20,000-foot diamond-core drilling program consisting of approximately 40 drill holes to explore this structure is planned beginning in 2010 and ending in 2011. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately one million dollars.

In addition to the diamond-core drilling program on the hard-rock target, a rotary reverse circulation (RC) drilling program to further expand and define the alluvial gold deposit, as well as to provide mining guidance, is planned for 2010. The estimated cost for the RC drilling program is also approximately one million dollars. The completion of both the planned drilling plans is subject to obtaining sufficient financing.

2009 Test Mining

In previous years our efforts defined a substantial alluvial gold deposit on Little Squaw Creek. The limits and magnitude of this body of mineralized material remain to be determined by continued drilling. An independent registered professional mining engineer, Mr. Paul Martin, has calculated it to be at least 10.5 million cubic yards containing 0.0246 fine ounces per cubic yard, with an overburden to mineralized material stripping ration of 0.89 to 1. We believe that with continued drilling , the mineralized body may prove to be twice this size.

In 2009, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained in ITEM.2 PROPERTIES under the “Gold Recovery Plant, Stripping and Results of Sample Pit” of this document. Most importantly, we found that the mineralized material is a continuous but variously mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is not frozen below twelve to fifteen feet of depth, but is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it becomes mined.

The silt content of the mineralized material was the greatest problem. The large volume expansion of mined material required larger waste storage areas than planned and the re-cycling settling pond would rapidly slime up and thereby impede the operation of the washing plant. We are now resolving the problem by designing and permitting larger settling ponds. We may also experiment with environmentally friendly silt precipitation agents.

The test mining operation was knowingly undertaken with undersized earth moving equipment on hand for use in our mineral exploration. Because of this, we did not expect it would be an economic success as such success is normally measured. Nevertheless, the test was a complete success in meeting its principal object of obtaining critical mining engineering, geologic, hydrologic, ground frost and other information that will aid us with or plans in moving forward.

Management believes that we have effectively negotiated a steep learning curve in putting an important mining operation together in arctic Alaska. We believe the toughest part of getting started is behind us. Most of what is needed for a fast seasonal re-start of gold mining is in place. Substantial sunk start-up costs have been made in camp, equipment, plant, fuel, tools, hardware and consumable supplies, airfield and the pre-stripping. Renewed operations can be mobilized by winter haul road, instead of incurring relatively expensive airfreight cost as we did this year. The infrastructure improvements also enable more cost effective support of our hard-rock exploration program for stratabound gold deposits.

2010 Mining Plans

Our mining plans for 2010 are to expand the Little Squaw Creek placer mine from a test mining operation into a commercial one. A critical aspect of the mine expansion is upgrading our mining equipment fleet with larger equipment to mine more efficiently. Our goal in 2010 is to strip 150,000 cubic yards of overburden to expose about 75,000 cubic yards of mineralized material over the course of the mining season and to recover about 5,000 to 7,000 ounces of pure gold. We have an obligation to deliver approximately 990 troy ounces of gold in November 2010 to satisfy notes payable in gold totaling $766,474. The 2010 mining program is expected to cost about four million dollars, of which about $1.5 million is for capital equipment purchases. We believe the expenditures made in 2010 will allow us to increase our production to approximately 12,000 ounces in 2011 with minimal additional capital.

Our goal beyond 2011 is to eventually ramp up production at Little Squaw Creek to approximately 30,000 ounces of gold per year in the future. The capital cost to do so is currently estimated to be approximately $20 million. We will also explore to see if it is possible to begin production at any of the other six gold targets at Chandalar.

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2010 exploration and mining activities. We estimate that it will take about seven million dollars to complete our 2010 plans for our Chandalar, Alaska property and to sustain our corporation at an appropriate operating level. While we believe we will be successful in obtaining the necessary financing for 2010, we cannot assure financing will be obtained on terms acceptable to us. Should we be unable to secure financing, we would take the necessary measures to secure, maintain and protect our corporation and its assets until such time our financing efforts bear fruit.

Liquidity and Capital Resources

The audit opinion and notes which accompany our consolidated financial statements for the year ended December 31, 2009 disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2009, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2009, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. We also had negative working capital of $801,978. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are an Exploration Stage company and have incurred losses since our inception. We have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements. With the recent successful completion of our test mining operation and the planned beginning for commercial production in the summer of 2010, our goal is to become self-funding with sufficient cash flow for our growth and maintenance however, there is no assurance that we will be successful. Other potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, joint ventures, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

On December 31, 2009, we had total assets of $1,716,231 and total liabilities of $1,513,025. This compares to total assets of $1,510,622 and total liabilities of $1,230,215 on December 31, 2008. The increase in assets was largely due to the provision of cash from the notes payable in gold contracts. When compared to 2008, liabilities increased during 2009 due to increases in accounts payable and accrued liabilities to related parties and the increase in notes payable in gold contracts. These notes payable in gold require delivery of approximately 990 troy ounces of gold on November 1, 2010 and approximately 342 ounces of fine gold on November 1, 2011. The pricing of the gold to be delivered is at a 73% and 75% discount to market price, respectively, and the contracts include terms that would require us to pay default interest at 8% on the notes if gold is not timely delivered.

As of December 31, 2009, our assets consisted of $302,014 of cash and cash equivalents, $51,171 of prepaid expenses, $7,509 in value added taxes receivable, $39,201 of other current assets, $981,759 of equipment, net of depreciation and $332,854 of mining properties and claims. As of December 31, 2009, our liabilities consisted of $123,235 in accounts payable, $19,113 in legal fees payable, $491 in accrued liabilities, $229,196 of related party payable, $63,364 in deferred management and director fees,  $1,022,626 in notes payable in gold contracts and $55,000 for accrued remediation costs.

As of December 31, 2009, we had current assets of $399,895, including cash and cash equivalents of $302,014; current liabilities of $1,201,873; and negative working capital of $801,978. This compares to current assets of $352,570, including cash and cash equivalents of $219,724; current liabilities of $167,559; and working capital of $185,011 as of December 31, 2008. The decrease in working capital for 2009 is primarily due to the cash used to complete the test mining operation and obligations we incurred related to the Gold Forward contracts, the proceeds of which were primarily used to finance the test mining operation.

Net loss for 2009 was $1,514,951 compared to a net loss of $3,178,695 for the year ended December 31, 2008. The decrease in net loss for 2009 was due to significant decreases in exploration expense and nearly all categories of spending as we did not have the funding for a full exploration program in 2009.

Our principal source of liquidity during 2009 and 2008 has been through equity financing and proceeds of notes payable in gold contracts. Financing activities provided cash of $ 1,276,440 and $814,459 during the years ended December 31, 2009 and 2008, respectively. We used cash in operating activities of $269,254 and $2,083,492 during the years ended December 31, 2009 and 2008, respectively, the decrease due to decreased spending in exploration and nearly all categories of spending as we did not have the funding for a full exploration program in 2008. Investing activities used cash of $355,016 as a restriction on a portion of our cash expired in 2008, offset by cash used to purchase minor equipment in Alaska and mining claims in Mexico.

At December 31, 2009, we had debt obligations payable in gold of $766,474 that become due on November 1, 2010 totaling 989.41 troy ounces of gold, equivalent to approximately 861 ounces of fine gold, and obligations payable in gold of $256,152 that become due on November 1, 2011, totaling 342.05 ounces of fine gold. Our 2010 mining plan, which is contingent upon raising sufficient funds to execute it, is expected to be produce gold more than sufficient to meet these obligations.  If we are unable to secure the capital necessary to implement our mining plan and produce the gold, or if our operations do not produce gold sufficient to meet the November 1, 2010, we would be required to begin paying interest of 8% per annum on the value of any gold not timely delivered. If we are unsuccessful in mining sufficient gold to meet the contractual gold distributions, we may be required to purchase gold on the open market to meet the obligations, renegotiate the gold contracts or may be in a default position. We cannot assure that holders would negotiate revised terms or that we will be able to secure funds to purchase gold to avoid a default situation.

We believe that, we have sufficient cash to fund company normal operations until approximately April 2010. We are currently in negotiations with multiple parties for equity infusions which, if successful, may provide the capital we require to fund operations for the next twelve months. Our current cash requirements on a monthly basis for our reduced operations are approximately $30,000. The Company’s current cash assets allow it to continue to pay the costs of maintaining and preserving company assets and minimal operating costs, and gives us additional time to solicit funding under hopefully improved market conditions in 2010. To assure the continuing operations of the Company, we will need to raise additional funds through debt or identified equity sources in early 2010. We cannot assure you that we will be successful at attracting capital or debt on terms acceptable to us or current stakeholders.

The current equity market conditions in the United States, Canada and in the broader international markets have precluded us from accomplishing our financing objectives for 2009. As a result we have depleted our cash reserves to levels that no longer support our normal business activities for the long term. Without additional cash infusions in the form of debt or equity we have will insufficient cash to support normal business activities beyond the necessary caretaker and asset preservation requirements.

Without additional financing during 2010, we may not have sufficient funds to fund the 2010 mining plan, drilling and other exploration activities on our property in Alaska. If we are unsuccessful in attracting additional financing sufficient to fund exploration activities for 2010, we will implement only those strategies which will maintain property and asset value until additional financing can be obtained. There can be no assurance we would be successful in completing such a securities offering on terms acceptable to us.

Private Placement Offerings

We closed on $225,000 and $250,000 of additional financing from existing shareholders in 2008 and 2009, respectively. This private placement consisted of 475,000 Units, at a price of $1.00 per unit, each unit consisting of one share of Series A Convertible Preferred shares, convertible into six shares of common stock, subject to customary adjustment for stock splits, dividends, recapitalization and other similar corporate transactions. The Company did not grant registration rights to the investors in this series of preferred shares. The shares have voting rights equal to the number of underlying shares into which they are convertible and will carry a cumulative dividend rate of 5%. We have an unconditional right to force conversion of any and all Series A Preferred Stock for ten years from the date of issue if the weighted average trading price of the Common Stock exceeds $1.00 per share. The Series A Preferred Stock shall rank superior in preference to common stock with respect to payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up of the Issuer. The Series A Preferred Stock will have a preference of

$2.00 per share plus an amount equal to any cumulated dividend upon liquidation of the Company, payable pari passu with the preference and prior to any distributions to holders of common stock of the Company. Any monies available for distribution thereafter will be shared ratably among the holders of Series A Preferred Stock and Common Stock on an as converted basis.

On October 15, 2009, one holder of these Series A Preferred Stock converted 25,000 preferred shares, resulting in 150,000 shares of common stock being issued.

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

The maturity date of the Debenture was originally November 21, 2008; however, the parties agreed to an extension to February 27, 2009. On February 17, 2009, the Company provided 10-day notice to RAB in writing of its intent to convert the Debenture, at the Company’s option as allowed in the provisions of the Debenture, into common shares of the Company effective on February 27, 2009. The certificate for the common shares was delivered on February 23, 2009. A Form S-1 to register the shares was filed on February 5, 2009, amended on May 1, 2009, but ultimately withdrawn prior to effectivity due to the limitations of Company resources. A Form S-1 to register the shares may be undertaken in the future, most likely subsequent to or concurrent with the filing of the Company’s next Form 10-K, contingent upon cash resources at that time. Six months from the issue date, on August 27, 2009, the shares became tradable; however, RAB may be limited in its trading volume for its holdings of the Company’s common stock due to an affiliate relationship to the Company.

Notes Payable in Gold

On May 6, 2009, the Company’s Board of Directors authorized management to enter into notes payable in gold contracts denominated in troy gold ounces for a total of up to 1,500 ounces of alluvial gold. During the year ended December 31, 2009, the Company was successful in selling approximately 1291 ounces for total cash proceeds of $870,000. Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. With the exception of the following, the gold is to be delivered on or before November 1, 2010, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers. The final $200,000 of forward gold sales contracts required delivery of gold by November 1, 2009, and required an 8% per annum compounded interest penalty for late delivery. The Company produced and distributed sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation.

On October 19, 2009, the Company’s Board of Directors authorized management to enter into additional notes payable in gold denominated in fine gold ounces for proceeds of up to $7,000,000. During the year ended December 31, 2009, the Company was successful in selling approximately 342 ounces for total cash proceeds of $290,000. A total of 145,000 warrants, with a fair value of $42,224, to purchase the Company’s common stock were issued in conjunction with these notes payable. The valuation of gold to be delivered under the notes payable was determined at a uniform percentage to all purchasers of 75% of the closing price of fine gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. The gold is to be delivered on or before November 1, 2011, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.

At December 31, 2009, the Company had issued notes payable in gold for a total of $1,304,475, less discounts of $243,159 and unamortized fair value of the associated warrants of $38,690, for a net liability of $1,022,626. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.  A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

Subsequent Events

Subsequent to 2009, the Company issued securities for gross proceeds of $533,537, including $325,037 from notes payable in gold and $208,500 from a private placement, and purchased equipment totaling $1,300,000, paying cash of $367,000 and financing $932,905 through equipment vendor loans.

Notes Payable in Gold:  The Company issued notes in the principal amount of $325,037.  Under the terms of the notes, the Company agreed to deliver gold to the holder at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under the notes, the holder has the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $290,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold, the holder will receive one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue.  In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Unit Private Placement:  The Company issued 695,000 units, at a price of $0.30 per unit, for gross proceeds of $208,500 in a private placement to three investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

A cash commission in the amount of 7% of the aggregate subscription amounts and warrants to purchase shares of common stock of the Company equal to 10% of the proceeds raised at each closing divided by the price of the common stock at the time of each closing are payable to qualified arm’s length finders in connection with the private placement. All warrants will be exercisable at a price equal to the then current market price of the common shares in compliance with FINRA and applicable federal and state security laws. The warrants will expire on the second anniversary of their issuance. Further, the warrants shall be non-transferable and in the event that the common stock trades at a closing price of greater than $0.80 per share for a period of 20 consecutive days, Goldrich may, at its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The units were issued to “accredited investors” (as defined in

Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equipment Purchases and Vendor Financing:  The Company purchased equipment totaling approximately $1,300,000, making payments of $367,000 in cash and financing $932,905 through vendor loans or capital leases from three different equipment vendors. The amounts financed consist of one 48-month loan for $258,080 at 4.72% interest per annum, a second 36-month loan for $165,950 at 7.9% interest per annum, and a third loan for $508,875 at 9.0% interest per annum payable in 6 monthly installments of $30,000 and a final payment of approximately $349,000 payable on or before October 15, 2010. These loans are secured by a security interest in the equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2009, we have material contractual obligations to deliver 989.41 troy ounces of gold (equivalent to approximately 861 ounces of fine gold) and 342.05 ounces of fine gold in November 2010 and 2011, respectively, to satisfy notes payable in gold of $766,474 and $256,152 respectively..

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

•

Expenses and disclosures associated with accounting for stock-based compensation. As of January 1, 2006, we adopted ASC 718, Compensation – Stock Compensation, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  We used the Black-Scholes option pricing model to estimate the fair market value of stock options issued under our stock-based compensation plan, which determines the recognition of associated compensation expense. This valuation model requires the use of judgment in applying assumptions of risk-free interest rate, stock price volatility and the expected life of the options. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in this valuation could have a material effect upon the reported operating results.

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

•

Accounting for Convertible Securities. We used the Black-Scholes option pricing model and other valuation considerations to estimate the fair market value of the detachable warrant and beneficial conversion feature of a convertible debenture. We used ASC 470, Debt with Conversion and Other Options, to allocate value to the individual components of this convertible security. The associated discounts to the fair value of the convertible debenture form the basis for amortization and accretion over future periods. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuation or future results, could have a material effect upon the allocation of fair value of the components of the convertible securities, together with the reported operating results as discounts are recognized as interest expense over the life of the securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets, December 31, 2009 and 2008	62
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and from inception (March 26, 1959) through December 31, 2009	63
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from inception (March 26, 1959) through December 31, 2009	64-72
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and from inception (March 26, 1959) through December 31, 2009	73-74
Notes to the Consolidated Financial Statements	75-90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2009 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 23, 2010, except Note 10, which is dated April 2, 2010

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2009 and December 31, 2008	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 302,014	$ 219,724
Value added taxes receivable	7,509	23,788
Prepaid expenses	51,171	52,721
Other current assets	39,201	56,337
Total current assets	399,895	352,570

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	981,759	715,263
Mining properties and claims	332,854	340,854
Total property, plant, equipment and mining claims	1,314,613	1,056,117

Other assets:
Gold inventory	1,723	101,935
Total other assets	1,723	101,935
Total assets	$ 1,716,231	$ 1,510,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 123,235	$ 38,564
Legal fees payable	19,113	67,845
Accrued liabilities – other	491	8,152
Payable to related parties	229,196	37,800
Deferred consultant and director fees	63,364	15,198
Current portion of notes payable in gold, net of discounts	371,797	-
Current portion of notes payable in gold, net of discounts, related parties	394,677	-
Total current liabilities	1,201,873	167,559

Long-term liabilities:
Notes payable in gold, net of discounts	235,844	-
Notes payable in gold, net of discounts, related parties	20,308	-
Accrued interest payable	-	5,096
Stock subscriptions payable	-	7,560
Accrued remediation costs	55,000	50,000
Convertible debenture	-	1,000,000
Total long-term liabilities	311,152	1,062,656
Total liabilities	1,513,025	1,230,215
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 450,000 and 225,000 shares issued and outstanding, respectively, $900,000 liquidation preferences	450,000	225,000
Common stock; $.10 par value, 200,000,000 shares authorized; 44,369,606 and 39,214,913 issued and outstanding, respectively	4,436,960	3,921,491
Additional paid-in capital	8,552,478	7,855,197
Deficit accumulated during the exploration stage	(13,236,232)	(11,721,281)
Total stockholders’ equity	203,206	280,407
Total liabilities and stockholders' equity	$ 1,716,231	$ 1,510,622

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations

			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2009	2008	2009
Income earned during the exploration stage:
Royalties, net	$ -	$ -	$ 398,752
Lease and rental	-	-	99,330
Gold sales and other	606,514	-	637,955
Total income earned during the exploration stage	606,514	-	1,136,037

Operating Expenses:
Costs of gold sales	597,013	-	597,013
Exploration expense	325,357	1,025,769	5,209,845
Management fees and salaries	449,821	384,350	2,375,603
Professional services	162,353	250,139	1,620,157
Other general and administrative expense	95,972	514,908	1,661,262
Office supplies and other expense	11,222	32,689	351,823
Directors' fees	16,350	382,900	731,275
Mineral property maintenance	24,635	21,083	106,891
Depreciation	225,485	182,851	628,969
Reclamation and miscellaneous	5,000	-	120,102
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss on disposal of mining properties and equipment	8,000	189,281	197,281
Total operating expenses	1,921,208	2,983,970	13,678,793

Other (income) expense:
Interest income	(1,178)	(10,239)	(279,258)
Interest expense and finance costs	198,962	129,531	894,828
Loss on foreign currency translation	2,473	75,433	77,906
Total other expense	200,257	194,725	693,476

Net loss	$ 1,514,951	$ 3,178,695	$ 13,236,232

Preferred dividends	73,389	-	73,389

Net loss available to common stockholders	$ 1,588,340	$ 3,178,695	$ 13,309,621

Net loss per common share-basic	$ 0.04	$ 0.08	$ 1.19

Weighted average common
shares outstanding-basic	43,445,527	37,690,123	11,169,797

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2009
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

The accompanying notes are an integral part of these financial statements

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2009
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2009
		Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
		Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Treasury Stock	Total
2009	Balance, December 31, 2008				39,214,913	$3,921,491	225,000	$225,000	$7,855,197	$(11,721,281)	$ 0	$ 280,407

	Issuance of shares by Private Placement, net	X					250,000	250,000				250,000

	Discount on preferred stock for beneficial conversions feature		Discount	Intrinsic method				(55,000)	55,000			-
	Deemed dividend on vested convertible feature of preferred stock		Dividend	Intrinsic method				55,000	(55,000)			-

	Issuance of shares for fees		Corp mgmt & Director fees	Fair value of shares issued	116,308	11,631			(4,071)			7,560

	Correction of shares issued for interest in 2008				(183,836)	(18,384)			18,384			-

	Issuance of shares for conversion of convertible debenture				5,000,000	500,000			500,000			1,000,000

	Issuance of shares		Interest expense	Fair value of shares issued	72,328	7,233			7,233			14,466

	Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000			-

	Issuance of options		Corp mgmt & Director fees	Fair value of options issued					123,500			123,500
	Surrender of shares				(107)	(11)			11			-
	Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					42,224			42,224
	Net Loss									(1,514,951)		(1,514,951)
	Balance, December 31, 2009				44,369,606	$4,436,960	450,000	$450,000	$ 8,552,478	$(13,236,232)	$ 0	$ 203,206

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (1,514,951)	$ (3,178,695)	$ (13,236,232)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	225,485	182,852	629,462
Loss on disposal of mining property	8,000	188,276	196,276
Loss on sale of equipment	-	945	4,388
Common stock, warrants, and options
issued for salaries and fees	7,560	303,631	867,341
Common stock issued for interest	14,466	60,164	196,110
Compensation expense for stock option grants	123,500	339,500	599,715
Amortization of discount on gold contracts	178,825	-	178,825
Amortization of discount on convertible
debenture for value of warrant	-	-	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	-	29,642	150,000
Amortization of deferred financing costs	-	39,725	130,000
Gold delivered to satisfy notes payable	(273,974)	-	(273,974)
Gold delivered in exchange for equipment	(10,966)	-	(10,966)

Change in:
Accrued interest receivable	-	768	-
Value added taxes receivable	16,279	(23,788)	(7,509)
Prepaid expenses	1,550	79,869	(51,171)
Gold inventory	100,212	-	(1,723)
Other current assets	17,136	(3,791)	(39,201)
Accounts payable	84,671	(161,964)	123,235
Accrued liabilities – other	(7,661)	(11,679)	491
Legal fees payable	(48,732)	53,512	19,113
Accrued interest payable	(5,096)	-	-
Payable to related parties	191,396	1,054	229,196
Deferred consultant and director fees	48,166	15,198	63,364
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	5,000	-	55,000
Net cash used - operating activities	(839,134)	(2,083,492)	(9,661,987)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	2,800	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(355,016)	(2,953)	(1,497,825)
Release of restricted cash	-	31,561	-
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(26,536)	(503,890)
Net cash provided (used) - investing activities	(355,016)	4,872	(1,311,649)

The accompanying notes are an integral part of these financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued:

			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2009	2008	2009

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	(7,560)	7,560	-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	581,899	2,815,832
Proceeds from issuance of common stock, net of offering
costs	-	-	6,082,045
Proceeds from notes payable in gold	1,160,000	-	1,160,000
Proceeds from issuance of convertible preferred stock	250,000	225,000	475,000
Payments on capital lease payable	-	-	(23,053)
Payment of note payable on equipment	(126,000)	-	(126,000)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	1,276,440	814,459	11,275,650

Net increase (decrease) in cash and cash equivalents	82,290	(1,264,161)	302,014

Cash and cash equivalents, beginning of period	219,724	1,483,885	-
Cash and cash equivalents, end of period	$ 302,014	$ 219,724	$ 302,014

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased with common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 126,000	$ -	$ 149,053
Additions to property, plant and equipment paid in gold	$ 10,966	$ -	$ 10,966

Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ 1,000,000	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 25,000	$ -	$ 25,000

Warrants issued with notes payable in gold	$ 42,224	$ -	$ 42,224

Notes payable satisfied with gold	$ 273,974	$ -	$ 273,974

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2009 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. The Company is also considering the beginning of commercial production on its Little Squaw Creek gold deposit in the summer of 2010 but such plans are subject to acquiring sufficient funds to finance production. Because of the Company’s need to conserve cash, all discretionary spending and exploration spending has been placed on hold.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Accounting Standards Codification

 In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards  Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The

 ASC is a new authoritative source that took existing accounting pronouncements and organized them by accounting topic. Relevant  authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff  interpretations and administrative literature was also in the ASC. All other accounting guidance not included in the ASC is nonauthorititave. The ASC was effective for our interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.

Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Consolidation of and Accounting for Subsidiary

During the years ended December 31, 2009 and 2008, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country. This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the years then ended and the Balance Sheets for the periods ended December 31, 2009 and December 31, 2008, with all intercompany balances and investment accounts eliminated. In Accordance with ASC 830 Foreign Currency Matters, the Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, This guidance requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

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

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight line basis. Of the Company’s assets, $933,140 are being depreciated over lives of five and three years and $668,188 are being depreciated over seven years, resulting in total depreciation expense of $225,485 and $182,852 being recognized for 2009 and 2008, respectively.

Mining Properties and Claims

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a Business combination policy (“ASC 805”) which changes the method of accounting for assets acquired and liabilities assumed in a business combination. These changes include:

•

Acquisition costs are generally expensed as incurred;

•

Non controlling interests are valued at fair value at the acquisition date;

•

Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

•

In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally do affect income tax expense.

The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB amended guidance (“ASC 820”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Income Taxes

Income taxes are recognized in accordance with ASC 740  Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2006 through 2008 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

Accounting for Convertible Debt Instruments

In May 2008, the ASC guidance was updated for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The update requires that the liability and equity components of convertible debt instruments within the scope be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between he liability component and the embedded conversion option. (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The adoption of this guidance did not have a material effect on the Company’s financial statements.

Net Loss Per Share

Basic EPS is computed as net income available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. The dilutive effect of vested convertible and exercisable securities would be:

For years ended December 31,	2009	2008
Convertible preferred stock	2,700,000	1,350,000
Common stock options	2,665,000	2,415,000
Common stock warrants	630,833	2,717,639
Convertible debenture	-	5,000,000
Total possible dilution	5,995,833	11,482,639

At December 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred with transfer of title and risk of loss, the sale price is fixed or determinable, and collectability is reasonably assured.

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

Share-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties.  These issuances are valued at market, in the case of common shares issued, or at fair value in the case of options.  The Company uses a Black Scholes valuation model for determining fair value of options, and compensation expense is recognized ratably over the vesting periods on a straight line basis.  Compensation expense for grants that vest upon issue are recognized in the period of grant.

Fair Value Measures

Accounting principles requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Value Measures, continued

Our financial instruments consist principally of cash. The table below sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2009	Balance December 31, 2008	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 302,014	$ 219,724	Level 1

Financial Instruments Potentially Settled in Shares of Company Stock

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with ASC 470. Fair value considerations required by this pronouncement are estimated using the Black-Scholes option pricing model. Note 5 “Convertible Debenture” of these financial statements contains details of application of these pronouncements to a Convertible Debenture issued by the Company in 2005. There are no such transactions in 2009 and 2008.

When the Company enters into transactions that contain beneficial conversion features or warrants, the proceeds of those transactions are allocated between the components of the transaction, with beneficial conversion features (a conversion price which is less than the market price at the date of issue) charged to additional paid-in capital and amortized over the life of the vesting period of the conversion feature as a deemed dividend, and warrants are recorded at their fair value at the date of issue.  In 2009, the Company issued Convertible Preferred Stock with a beneficial conversion feature and entered into notes payable in gold which had a warrant attached to the gold contract.  The valuation of the Preferred Stock was reduced by the beneficial conversion feature and charged to additional paid-in capital. Because the right to convert the Preferred Stock was immediately available to the purchasers of the stock, the beneficial conversion feature was immediately recorded as a deemed dividend, which was also credited to additional paid-in capital to increase the carrying value of the Preferred Stock.  The warrants issued as part of the notes payable in gold were charged to additional paid-in capital at their fair value on the date of issuance calculated using a Black Scholes fair value model. This charge decreased the notes payable in gold liability and will be amortized over the term of the note payable as interest expense.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

3.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS, CONTINUED:

Equipment

At December 31, 2009 and 2008, the Company’s equipment classifications were as follows:

	2009	2008
Exploration equipment	$ 1,226,061	$ 737,313
Vehicles and rolling stock	331,661	331,661
Office and other equipment	43,985	40,950
Total	1,601,707	1,109,924
Accumulated depreciation and amortization	(619,948)	(394,661)
Equipment, net of depreciation
and amortization	$ 981,759	$ 715,263

Mining Properties and Claims

At December 31, 2009 and 2008, the Company’s mining properties and claims were as follows:

	2009	2008
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	33,854	33,854
Marisol claims	0	8,000
Total	$ 332,854	$ 340,854

4.

RELATED PARTY TRANSACTIONS

In October 2009, the Company employed one of its existing directors to serve as President and Chief Executive Officer.  In connection with his employment the Company issued 750,000 options as described in Note 7. The Chief Executive Officer elected to defer his salary until the Company is successful in securing financing sufficient to fund future operations.  At December 31, 2009, a total of $36,290 of deferred salary included in payable to related parties had been accrued. With this employment, the former President became Vice President and Chief Operating Officer (“COO”).

Pursuant to terms of his contract, the Company’s COO elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them. During the year ended December 31, 2009, the Company accrued $173,700. Additionally, an amount of $19,206 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2009. These amounts are included in payable to related parties.

During the year ended December 31, 2009, the Company’s COO entered into a note payable in gold with the Company for $75,000, a $102,740 liability by the Company less $27,740 in discounts, representing 110.54 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 6 Notes Payable in Gold for details.

During the year ended December 31, 2009, an affiliate of the Company, owning more than 5% of the outstanding shares, entered into a note payable in gold with the Company for $250,000, a $342,466 liability less $92,466 in discounts, representing 377.58 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 6 Notes Payable in Gold for details. During the year ended December 31, 2009 he also purchased 200,000 shares of convertible preferred stock, resulting in $200,000 gross and net proceeds to the Company.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

RELATED PARTY TRANSACTIONS, CONTINUED:

During the year ended December 31, 2009, a director and affiliate of the Company, beneficially owning more that 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $290,000, a $397,261 liability less $107,261 in discounts, representing 433.33 troy ounces, with 62.32 troy ounces of gold to be delivered at November 1, 2009, and 361.01 troy ounces of gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 6 Notes Payable in Gold for details.

During the year ended December 31, 2009, a director of the Company entered into a note payable in gold with the Company wherein he purchased a total of $20,000 of gold to be delivered in the future, a $27,397 liability less $7,397 in discounts, representing 28.99 troy ounces, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 6 Notes Payable in Gold for details.

During the year ended December 31, 2009, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a note payable in gold with the Company for $160,000, a $219,178 liability less $59,178 in discounts, representing 244.02 troy ounces, with the gold to be delivered on or before November 1, 2009. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and at on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 6 Notes Payable in Gold for details. Total interest expense recognized for the year ended December 31, 2009, for notes payable in gold with related parties was $175,290.

During 2009 and 2008, the Company engaged a consulting firm owned by its CFO to assist the Company in its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $0 and $4,125, respectively, to this related party.

During 2008, Company securities were issued to certain of its officers and directors in connection with the service of each person in their respective positions. Full disclosure of issuance of these securities is contained in Note 7.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.

NOTES PAYABLE IN GOLD

On May 6, 2009, the Company’s Board of Directors authorized management to enter into notes payable in gold contracts denominated in troy gold ounces for a total of up to 1,500 ounces of alluvial gold. During the year ended December 31, 2009, the Company was successful in selling approximately 1291 ounces for total cash proceeds of $870,000. Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. With the exception of the following, the gold is to be delivered on or before November 1, 2011, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers. The final $200,000 of forward gold sales contracts required delivery of gold by November 1, 2009, and required an 8% per annum compounded interest penalty for late delivery. The Company produced and distributed sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation.

On October 19, 2009, the Company’s Board of Directors authorized management to enter into additional notes payable in gold denominated in fine gold ounces for proceeds of up to $7,000,000. During the year ended December 31, 2009, the Company was successful in selling approximately 342 ounces for total cash proceeds of $290,000. A total of 145,000 warrants, with a fair value of $42,224, to purchase the Company’s common stock were issued in conjunction with these notes payable. The valuation of gold to be delivered under the notes payable was determined at a uniform percentage to all purchasers of 75% of the closing price of fine gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. The gold is to be delivered on or before November 1, 2011, with any gold distribution prior to November 1, 2010 done on a prorated weight and particle size basis among all purchasers.

At December 31, 2009, the Company had issued notes payable in gold for a total of $1,304,475, less discounts of $243,159 and unamortized fair value of the associated warrants of $38,690, for a net liability of $1,022,626. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.  A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

7.

STOCKHOLDERS’ EQUITY

Common Stock Issued for Interest Expense on Convertible Debenture

On June 1, 2008 and again on December 1, 2008, the Company issued stock to RAB Capital PLC, the holder of the Convertible Debenture, to satisfy interest payment obligations as provided in the Debenture agreement. After calculating the interest due on the Debenture at 6%, the closing price of the Company’s common stock five (5) business days prior to the interest payment date was used to calculate the number of common shares required to be issued to satisfy the interest obligation. Accordingly, the Company issued 60,164 shares on June 1, 2008 and 150,410 shares on December 1, 2008. Interest expense of $9,370 and $60,164 was recorded for 2009 and 2008 respectively in connection with the issuance based on the value of the shares issued.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

On October 31, 2008 and during the 3rd quarter of 2009, the Company closed private placements totaling 475,000 units at a price of $1.00 per unit, each unit consisting of one share of Series A 5% Convertible Preferred shares, convertible at the option of the holder into six shares of common stock, subject to customary adjustment for stock splits, dividends, recapitalization and other similar corporate transactions. The Series A Preferred shares carry a liquidation preference equal to $2.00 per share and accrue cumulative dividends at 5% per annum to the holder, payable upon conversion of the shares. Undeclared and unpaid dividends at December 31, 2009 totaled $18,389. Each share has the right to vote on corporate matters equal to the number of common shares to which the preferred shares could be converted. The Company received proceeds of $225,000 and $250,000 in 2009 and 2008, respectively, in connection with the private placements. The Company did not grant registration rights to the investors in this series of preferred shares. On October 15, 2009, 25,000 shares of convertible preferred stock were converted into 150,000 shares of common stock, leaving 450,000 shares of preferred stock outstanding.  Units subscribed on August 4, 2009 were made at a conversion price that was lower than the then-current market price of the Company’s common stock, thereby resulting in a beneficial conversion feature valued at $55,000 that was accounted for as described in Note 2.

Stock Warrants:

For the years ended December 31, 2009 and 2008, the Company had the following types of stock purchase warrants outstanding:

2005 Private Placement Warrants

Warrants were issued in connection with the Company’s private placement of its common stock on August 12, 2005, and were exercisable at $0.30, $0.35 and $0.40 per common share in the respective three successive years and expired in the third and fourth quarters of 2008, three years from their purchase date. These warrants contained no mandatory conversion provision. At December 31, 2009 and 2008 there were none of these warrants issued and outstanding, respectively.

Class A Warrants

The Class A Warrants were issued in connection with the Company’s private placement of its common stock on November 21, 2005, and were exercisable at $0.30 per common share and expired on November 21, 2008. The Class A Warrants contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, subject to a 9.99% limitation of outstanding shares ownership provision, if the market price of the Company’s common shares was sustained at or above $0.75 per share for five consecutive trading days. At December 31, 2009 and 2008 there were no Class A Warrants issued and outstanding.

Class B Warrants

The Class B Warrants were issued in connection with the Company’s private placement of its common stock on January 31, 2006 and February 24, 2006, and expire three years from the date of issuance in 2009. The Class B Warrants are exercisable at $0.35 per common share in the first year, $0.50 per common share in the second year and $0.65 per common share in the third year. The Class B Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.875 per share for five consecutive trading days. At December 31, 2009 and 2008 there were nil and 2,231,806 Class B Warrants issued and outstanding for each year respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class C Warrants

The Class C Warrants were issued in connection with the Company’s private placement of its common stock on December 27, 2006, and were exercisable at $1.50 per common share and expired two years from the date of issuance on December 27, 2008. The Class C Warrants contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares was sustained at or above $2.00 per share for five consecutive trading days. At December 31, 2009 and 2008, there were no Class C Warrants issued and outstanding, respectively.

Class D Warrants

The Class D Warrants were issued in connection with the Company’s private placement of its common stock on April 8, 2008 and expire two years from the date of issuance in 2010. The Class D Warrants are exercisable at $0.85 per common share in the first year, $1.25 per common share in the second year. These warrants contain no mandatory conversion provision. At December 31, 2009 and 2008 there were 485,833 Class D Warrants issued and outstanding for both years respectively.

Class E Warrants

The Class E Warrants were issued in connection with notes payable in gold contracts entered into during November and December 2009 and expire two years from the date of issuance in 2011. The Class E Warrants are exercisable at $0.65 per common share. These warrants contain no mandatory conversion provision. At December 31, 2009 there were 145,000 Class E Warrants issued and outstanding.  The face amount of the notes payable in gold were reduced by $42,224, the fair value of the warrants on the date of issue, and accounted for as described in Note 2. The fair value of each warrant issue was estimated on the grant date using the following weighted average assumptions:

2009
	Low	High
Risk-free interest rate
Expected dividend yield	--	--
Expected term	2 years	2 years
Expected volatility	199.6%	202.1%

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

The following is a summary of warrants for 2009 and 2008:

	Shares	Exercise Price	Expiration Date
2005 Private Placement Warrants:
Outstanding and exercisable at December 31, 2007	500,000	0.40
Warrants expired	500,000
Outstanding and exercisable at December 31, 2008	-		July - December 2008

Class A Warrants:
Outstanding and exercisable at December 31, 2007	410,000	0.30
Warrants expired	410,000
Outstanding and exercisable at December 31, 2008	-		November 21, 2008

Class B Warrants:
Outstanding and exercisable at December 31, 2007	2,231,806	0.35-0.65
Outstanding and exercisable at December 31, 2008	2,231,806	0.65
Warrants expired	2,231,806
Outstanding and exercisable at December 31, 2009	-		January - March 2009
Class C Warrants:
Outstanding and exercisable at December 31, 2007	1,506,001	1.50
Warrants expired	1,506,001
Outstanding and exercisable at December 31, 2008	-		December 27, 2008
Class D Warrants:
Warrant issued April 8, 2008	485,833	0.85-1.25
Outstanding and exercisable at December 31, 2008	485,833
Warrants expired	-
Outstanding and exercisable at December 31, 2009	485,833		April 8, 2010
Class E Warrants:
Warrant issued Nov & Dec, 2009	145,000	0.65
Outstanding and exercisable at December 31, 2009	145,000		Nov & Dec 2011
Weighted average exercise of warrants outstanding at December 31, 2009		0.71

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connections with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011.  The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. At December 31, 2009 and 2008, the Company recognized share-based compensation for key employees, non-employee directors and management consultants of $123,500 and $288,000, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year. In addition, in 2008, the Company recorded $51,500 in General and administration expense representing the fair value of stock options issued to an investor relations consulting firm. The Company will recognize $123,500 and $38,000 compensation expense on the vested options in 2010 and 2011, respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options:

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation, compared with 6 months in the case of the Restated 2003 Share Incentive Plan in effect until May of 2008. The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Restated 2003 Share Incentive Plan, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2009, there were a total of 765,600 shares available for grant in the 2008 Plan, and 3,165,000 options outstanding, with no unrecognized compensation cost related to unvested stock options.

For the year ended December 31, 2009 and 2008, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2009	2008
	Low High	Low High
Risk-free interest rate	2.36% 2.36%	4.04% 4.65%
Expected dividend yield	-- --	-- --
Expected term	5 years 5 years	6 years 10 years
Expected volatility	207.6% 2 07.6%	60.6% 94.6%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility.

A summary of stock option transactions for the years ended December 31, 2009 and 2008 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	515,000	$ 0.51
Granted	1,900,000	$ 0.21
Exercised	-	$ -
Forfeited	-	$ -
Options outstanding at December 31, 2008	2,415,000	$ 0.29		$0
Granted	750,000	$ 0.40
Options outstanding at December 31, 2009	3,165,000	$ 0.30	7.74	$0
Options exercisable at December 31, 2009	2,665,000			$0
Options available for future grants	765,600

The options granted in 2009 vest as follows: 250,000 options vested upon grant on October 19, 2009, 250,000 vest on the first anniversary of grant in 2010, and 250,000 vest on the second anniversary of grant in 2011. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2009 and 2008 were $0.38 and $0.21, respectively, per share. There were no options exercised during 2009.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

REMEDIATION LIABILITY

In 1990, the Alaska Department of Environmental Conservation (“Alaska DEC”) notified the Company that soil samples taken from a gravel pad adjacent to the Company’s Tobin Creek mill site on its Chandalar property contained elevated levels of mercury. In response to the notification, the Company engaged a professional mineral engineer to evaluate the cost and procedure of remediating the affects of the possible contamination at the site. In 1994, the engineer evaluated the contamination and determined it to consist of approximately 160 cubic yards of earthen material and estimated a cost of approximately $25,000 to remediate the site. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. During 2003, the Company’s management reviewed its estimate of the cost that would be ultimately required to fulfill its remediation obligations at the site. Management determined that its accrual for remediation should be adjusted based upon estimated general and administrative costs included in the remediation effort and the affect of inflation on the 1994 cost estimate. Accordingly, the Company increased the accrual. During 2008, samples taken by an independent laboratory confirmed the 1990 findings. At December 31, 2009 the Company has estimated a potential undiscounted cash cost of approximately $55,000 to remediate the site and perform other regular and normal remediation activities.

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

9.

INCOME TAXES

At December 31, 2009 and 2008, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods. The deferred tax assets were calculated based on an expected future tax rate of 34%. Following are the components of such assets and allowances at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets arising from:
Unrecovered promotional and exploratory costs	$ 127,000	$ 127,000
Non-deductible accrued remediation costs	19,000	17,000
Non-deductible share based compensation	204,000	162,000
Net operating loss carryforwards	4,001,000	3,480,000
	4,351,000	3,786,000
Less valuation allowance	(4,351,000)	(3,786,000)
Net deferred tax assets	$ 0	$ 0

At December 31, 2009 and 2008, the Company had federal tax-basis net operating loss carryforwards totaling $11,768,747 and $10,253,796, respectively, which will expire in various amounts from 2011 through 2029.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.

INCOME TAXES, CONTINUED:

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. The Company’s tax years from 2006 through 2009 remain open for examination.

10.

SUBSEQUENT EVENTS

Subsequent to 2009, the Company issued securities for gross proceeds of $533,537, including $325,037 from notes payable in gold and $208,500 from a private placement, and purchased equipment totaling $1,300,000, paying cash of $367,000 and financing $932,905 through equipment vendor loans.

Notes Payable in Gold:  The Company issued notes in the principal amount of $325,037.  Under the terms of the notes, the Company agreed to deliver gold to the holder at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under the notes, the holder has the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $290,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold, the holder will receive one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue.  In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Unit Private Placement:  The Company issued 695,000 units, at a price of $0.30 per unit, for gross proceeds of $208,500 in a private placement to three investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

10.

SUBSEQUENT EVENTS, CONTINUED:

A cash commission in the amount of 7% of the aggregate subscription amounts and warrants to purchase shares of common stock of the Company equal to 10% of the proceeds raised at each closing divided by the price of the common stock at the time of each closing are payable to qualified arm’s length finders in connection with the private placement. All warrants will be exercisable at a price equal to the then current market price of the common shares in compliance with FINRA and applicable federal and state security laws. The warrants will expire on the second anniversary of their issuance. Further, the warrants shall be non-transferable and in the event that the common stock trades at a closing price of greater than $0.80 per share for a period of 20 consecutive days, Goldrich may, at its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equipment Purchases and Vendor Financing:  The Company purchased equipment totaling approximately $1,300,000, making payments of $367,000 in cash and financing $932,905 through vendor loans or capital leases from three different equipment vendors. The amounts financed consist of one 48-month loan for $258,080 at 4.72% interest per annum, a second 36-month loan for $165,950 at 7.9% interest per annum, and a third loan for $508,875 at 9.0% interest per annum payable in 6 monthly installments of $30,000 and a final payment of approximately $349,000 payable on or before October 15, 2010. These loans are secured by a security interest in the equipment.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and concluded that it is effective.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit Committee

The members of the Audit Committee are Mr. Eickerman (who acts as Chairman), Mr. Orchow and Mr. Fish. Each of the Directors is considered “independent” as defined by NASDAQ listing standards and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Kenneth S. Eickerman meets the definition of “audit committee financial expert” set forth in Item 401 of Regulation S-K, as promulgated by the SEC. The Audit Committee held four meetings during the fiscal year ended December 31, 2009. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

Mr. Eickerman, Mr. Duff and Mr. Fish are the members of the Compensation Committee; this Committee does not have a charter. Mr. Eickerman is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara, Mr. Walters and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the 2008 Equity Incentive Plan and Restated 2003 Share Incentive Plan (prior to effectivity of the 2008 Plan) (collectively “the Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held two meetings in 2009.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters; this Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. This Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small, gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2009.

Exploration Advisory Committee

The Exploration Advisory Committee is composed of Mr. Bigelow and Mr. Duff. The members of this Committee have many years of experience in precious metal exploration, management and industry knowledge. The Committee acts as advisors to our management team in matters related to exploration properties and activities. This Committee does not have a charter, nor does the Board of Directors believe it is necessary to adopt specific criteria or procedures for this Committee. The Committee did not hold any meetings in 2009.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Board of Directors held 5 meetings in 2009.

The following table and information that follows sets forth, as of March 31, 2010, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
Richard R. Walters	65

Mr. Walters has been the Chief Operating Officer since October 19, 2009 and previously as President and a director since June 24, 2003; he was Acting Chief Financial Officer from June 24, 2003 until November

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

Alternative Investment Market Exchange. From April 2000 to December 2004 he was the president of

Marifil S.A., a private mineral exploration and holding company in Argentina. In February of 2005,

Marifil S.A. was merged into Marifil Mines Limited, a public company traded on the Toronto Ventures

Exchange. Mr. Walters is a director and the Executive Vice President of Marifil Mines Limited. Mr.

Walters is also a director of Universal Uranium Ltd, also a public company traded on the Toronto

Ventures Exchange.

Name	Age	Recent Business and Professional Experience
Charles C. Bigelow	78

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

Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock

Exchange. Mr. Bigelow retired in June 2005 and remains retired.

James K. Duff	65

Mr. Duff has served as Chairman of the Board of Directors since October 19, 2009 and from June 24,

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

James A. Fish	79

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

General Counsel for N.A. Degerstrom, Inc., a privately held mining and construction company based in

Spokane, Washington.

Kenneth S. Eickerman	52

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

Name	Age	Recent Business and Professional Experience
William Orchow	64

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett,

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

Westminster College in Salt Lake City and also a member of the board of trustees and President of the

Northwest Mining Association. He graduated from the College of Emporia in Emporia, Kansas with a

B.S. in business.

William V. Schara	53

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of

the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board.

Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from

Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2005 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the

Toronto Stock Exchange. Beginning December 2004 he was employed as a management consultant for,

and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a

Canadian development stage mining company listed on the Toronto Ventures Exchange and the NASD

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

David S. Atkinson	41

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

Association (MTA) since March 1994 and received MTA accreditation as a Chartered Market

Technician (CMT) in July 2001. Mr. Atkinson received a B.A. in Economics from the University of

Texas at Austin.

Name	Age	Recent Business and Professional Experience
Ted R. Sharp	53

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 1,

2006. Mr. Sharp spends approximately 50% of his business hours each month on matters related to

Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration

Degree in Accounting from Boise State University. Concurrent with his position with Goldrich, since

September 2008, Mr. Sharp has served as Chief Executive Officer, President and Chief Financial Officer

of Texada Ventures, Inc, natural resource exploration company trading on the NASD OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., a environmental solutions company trading on the NASD OTCBB. Since 2003, he has been President of Sharp Executive

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the executive officers and directors, and any persons who own more than ten percent (10%) of the stock of the Company (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed. Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as Chief Executive Officer of the Company. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University.  His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011.  Mr. Schara’s employment arrangement is open-ended, but is reviewed on an annual basis for appropriate changes in salary, benefits or other employment matter. Mr. Schara elected to defer his salary until the Company is successful in securing financing sufficient to fund future operations.  At December 31, 2009, a total of $36,290 of deferred salary had been accrued and included in payable to related parties.

Richard R. Walters, Chief Operating Officer:

We entered into a written Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a consultant. Mr. Walters’ is a licensed professional independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company. As consideration for performance of the services, we agreed to pay Mr. Walters a fee of $175 per day worked, prorated for each partial day worked. The Agreement was renewed on October 1, 2003 through September 30, 2004. On November 12, 2004, and again on November 7, 2005, the Agreement was renewed retroactively to October

1, 2004 and October 1, 2005, respectively, by our Board of Directors for an additional one-year period under the original terms. On February 15, 2006, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $300 per day worked. On November 21, 2006, the Agreement was extended through December 31, 2006, and on January 18, 2007, the Board of Directors amended and extended Mr. Walters’ Agreement for one year and increased the fee to $550 per day worked, effective retroactively to January 1, 2007. On February 15, 2008, the Board increased the rate to $600 per day worked, extended the agreement through December 31, 2008, renewed retroactively to January 1, 2008. On January 7, 2009, the Board approved retention of the 2008 contract pricing, retroactively to January 1, 2009, into the renewed 2009 agreement, which expired on December 31, 2009. This contract renewal added the ability of Mr. Walters to take a portion of his compensation in stock, due to the limited cash resources of Company. In February 2010, Mr. Walters verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we are successful in securing financing in 2010. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed.  The services provided by Mr. Walters include serving as our President up to October 19, 2009 and thereafter as Chief Operating Officer as appointed by the Board of Directors on that date. The Agreement renews each year on the anniversary date for a one year term, pending board approval. Either party may terminate the Agreement upon 15 days written notice. Mr. Walters is not an employee. Mr. Walters elected to defer fees owed to him until such time as the Company has sufficient cash reserves to pay them. During the year ended December 31, 2009, a total of $173,700 had been accrued and included in payable to related parties.

Mr. Walters is entitled to reimbursement for his expenses, with any expense greater than $10,000 being subject to prior approval by the Compensation Committee. No benefits are provided to Mr. Walters by us other than the compensation for his services.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc, and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we are successful in securing financing in 2010, When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed.  Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis.

Additionally, in May 2007, the Company’s Audit Committee engaged Mr. Sharp’s consulting firm, Sharp Executive Associates, Inc., to provide staff required to complete its compliance with Rule 404(a) of the Sarbanes-Oxley Act of 2002. For 2009 and 2008, the Company incurred and remitted fees $0 and $4,125, respectively, to Mr. Sharp’s firm for these compliance services.

James C. Barker, Management Consultant:

We entered into a written Independent Contractor Agreement, effective January 10, 2006, with James C. Barker as a Management Consultant to serve as the Project Manager for the Chandalar project. The term of this Agreement was through December 31, 2006. As consideration for the performance of services, we paid Mr. Barker a fee of $625 per day for each field day worked, or $550 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker was also reimbursed for reasonable expenses previously approved by us. After a one month lapse, effective February 1, 2007 Mr. Barker’s contract was renewed to December 31, 2007. Under the renewed contract, Mr. Barker was retained as a Management Consultant to serve as the Technical Manager for the Chandalar project. As consideration for the performance of services, we paid Mr. Barker a fee of $650 per day for each field day worked, or $575 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker continues to perform services on terms identical to that contract. Mr. Barker was also be reimbursed for reasonable expenses previously approved by us. No benefits were provided to Mr. Barker by us for his services. Mr. Barker is currently not under contract.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent year is as follows:

Summary Compensation Table
Name(6) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

William V. Schara(1)	2009	36,290	0	0	285,000	0	321,290
Principal Executive Officer	2008	0	0	60,000	0	0	60,000
Richard R. Walters(2)	2009	171,000	0	0	0	0	171,000
Chief Operating Officer	2008	117,450	0	46,400	64,000	0	227,850
Ted R. Sharp(3)	2009	108,900	0	0	0	0	108,900
Principal Financial Officer	2008	105,275	0	40,000	0	4,125	149,400
Robert G. Pate(4)	2009	2,800	0	0	0	0	2,800
Former VP of Operations	2008	104,444	0	22,659	0	0	127,103
James C. Barker	2009	0	0	0	0	101,218	101,218
Management Consultant	2008	0	0	0	0	62,007	62,007
Rodney Blakestad(5)	2009	0	0	0	0	0	0
Former VP of Exploration	2008	104,711	0	12,468	0	0	117,179

(1)

Mr. Schara was appointed Chief Executive Officer on October 19, 2009.  His salary for 2009 represents his regular salary from that date through the end of the year. Mr. Schara’s Option Awards for 2009 represent the grant date fair value of options of $285,000 to purchase 750,000 common shares, computed in accordance with ASC 718. Of this amount, $123,500 was recognized as compensation expense in 2009, with $123,500 and $38,000 to be recognized in 2010 and 2011, respectively. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2009 as reported in this Form 10-K.

Mr. Schara’s Stock Awards for 2008 represent the aggregate grant date fair value of 300,000 restricted common shares computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our consolidated financial statements for the year ended December 31, 2008.

(2)

Mr. Walters’ Stock Awards for 2008 represent the aggregate grant date fair value of 296,051 restricted common shares, and Option Awards represent the grant date fair value of options to purchase 400,000 common shares, all awards computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 6 to our consolidated financial statements for the year ended December 31, 2008.

(3)

Mr. Sharp’s Stock Award in 2008 represent the aggregate grant date fair value of 200,000 restricted common shares, computed in accordance with ASC 718. Other Compensation in 2008 includes fees paid to Sharp Executive Associates, Inc., Mr. Sharp’s consulting firm, for services rendered in relation to the Company’s compliance with Rule 404(a) of the Sarbanes-Oxley Act of 2002.

(4)

Mr. Pate’s Stock Awards represent the aggregate grant date fair value of 85,077 restricted common shares, computed in accordance with ASC 718. On September 1, 2008, Mr. Pate’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels. Mr. Pate continues to provide services to us on a contracted hourly basis.

(5)

Mr. Blakestad’s Stock Awards in 2008 represent the aggregate grant date fair value of 43,867 restricted common shares, computed in accordance with ASC 718. On September 1, 2008, Mr. Blakestad’s employment was terminated due to our inability to raise sufficient financing to maintain operations at prior levels.

(6)

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

Outstanding Equity Awards at Fiscal Year-end (2009)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William V. Schara Principal Executive Officer	250,000(4) 50,000(5)	500,000 0	0 0	$0.405 $0.65	Oct 19, 2014 Mar 29, 2016	0 0	0 0	0 0	0 0
Ted R. Sharp Principal Financial Officer	50,000(2)	0	0	$0.40	Mar 1, 2016	0	0	0	0
Richard R. Walters Chief Operating Officer	400,000(3)	0	0	$0.20	Aug 27, 2018	0	0	0	0

(1)

Options vest when issued, except options issued to Mr. Sharp on March 1, 2006, which vested May 1, 2006 and options issued to Mr. Schara on October 19, 2009, which vest as described in (4) below.

(2)

Includes options to purchase 50,000 shares of common stock, exercisable for a ten-year period from the date of issuance at an exercise price of $0.40 per share to Ted R. Sharp under our 2003 Equity Incentive Plan, in connection with his appointment as our Treasurer, Secretary and Chief Financial Officer. The fair value of the options was computed in accordance with ASC 718

(3)

On August 27, 2008, we issued options to purchase 400,000 shares of common stock, which vested immediately, which are exercisable for a ten-year period from the date of issuance at an exercise price of $0.20 per share to Richard R. Walters under our 2008 Equity Incentive Plan, in connection with service as Principal Executive Officer.. The fair value of the options was computed in accordance with ASC 718.

(4)

On October 19, 2009, we issued options to purchase 750,000 shares of common stock, 250,000 which vest immediately, 250,000 which vest on October 19, 2010 and 250,000 on October 19, 2011 which are exercisable for a five-year period from the date of issuance at an exercise price of $0.405 per under our 2008 Equity Incentive Plan, in connection with service as Principal Executive Officer. The fair value of the options was computed in accordance with ASC 718.

(5)

Includes options to purchase 50,000 shares of common stock, exercisable for a ten-year period from the date of issuance at an exercise price of $0.65 per share to William V. Schara under our 2003 Equity Incentive Plan. The fair value of the options was computed in accordance with ASC 718

Retirement, Resignation or Termination Plans

With the exception of the following, we sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

The employment plan for Mr. Schara includes a two-year severance provision, wherein the Company would be required to pay him a lump-sum severance equal of two years of his annual salary at termination due to reasons other than termination for cause.

Director Compensation

The Directors receive $500 for each board meeting and $300 for each committee meeting. Any officer who is also a board member does not receive fees for service on the board.

Stock Awards and Option Awards were made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2009 as reported in this Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2009 are included in the Beneficial Ownership table and notes in Item 12 below.

Director Compensation (2009)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	3,000	0	0	0	0	0	3,000
Charles G. Bigelow(4)	3,000	0	0	0	0	0	3,000
James K. Duff(5)	3,000	0	0	0	0	0	3,000
Kenneth S. Eickerman(6)	2,900	0	0	0	0	0	2,900
James A. Fish(7)	1,800	0	0	0	0	0	1,800
William Orchow(8)	3,600	0	0	0	0	0	3,600
William V. Schara(9)	2,500	0	0	0	0	0	2,500

(1)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)

Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values arere computed in accordance with ASC 718.

(3)

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

(9)

On October 19, 2009, Mr. Schara was appointed as Chief Executive Officer and was granted options to purchase 750,000 shares of our common stock.  These options and the salary Mr. Schara was awarded or earned during 2009 are reflected on the Summary Compensation Table above  as compensation paid to executives. Subsequent to the options award, Mr. Schara holds options to purchase a total of 800,000 shares of common stock, 300,000 of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2009 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, Chief Operating Officer and Director, Former President	3412 S. Lincoln Dr. Spokane, WA 99203	1,571,419	(4)	3.51%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	482,500	(3) (6)	1.08%
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Cl Anchorage, AK 99515	470,000	(2)(3) (5)	1.05%
Common Stock	James A. Fish, Director	4923 S. Woodfield Lane Spokane, WA 99223	467,000	(2)(3) (5)	1.04%
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	567,903	(2)(3) (5)	1.27%
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	350,000	(3) (6)	*
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	6,138,249	(11)	13.81%
Common Stock	William V. Schara, Chief Executive Officer, Former Chairman and Director	3221 S. Rebecca Spokane, WA 99223	1,200,000	(10)	1.57%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	303,182	(9)	*
Common Stock	All current executive officers and directors as a group		11,550,253	(7)	23.59%
5% or greater shareholders
Common Stock	RAB Special Situations (Master) Fund Limited	c/o RAB Capital plc 1 Adam Street London WC2N 6LE	7,358,290	(8)	16.58%
Common Stock	Wilbur G. Hallauer	406 Eastlake Road Oroville, WA 98844	2,231,875	(13)	5.01%
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	6,138,249	(11)	13.81%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club Straffan Kildare, Ireland	5,250,000	(12)	11.53%

*Less than 1%.

(1) This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 44,369,606 shares outstanding on December 31, 2010, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

(8)

RAB Special Situations (Master) Fund Limited is organized under the laws of the Cayman Islands. The total includes 7,358,290 shares of common stock, of which 5,000,000 shares of common stock were acquired upon exercise of a convertible debenture on February 27, 2009, together with 72,328 shares for interest paid in stock.

(9)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before May 1, 2016.

(10)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 250,000 shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2014.

(11)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners, L.P.. The shares total includes 300,000 shares of common stock held personally by Mr. Atkinson, 5,754,916 held for the account of Forza Partners II and Forza Partners L.P, and 83,333 shares of common stock acquirable upon exercise of Class D Warrants exercisable before April 8, 2010. Mr. Atkinson is also a director to the Registrant. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(12)

Includes 3,600,000 shares of common stock, held personally by Nicholas Gallagher and 500,000 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock and 250,000 shares of common stock acquirable upon exercise of Class D Warrants, which are exercisable before April 8, 2010, all held for the account of NGB Nominees Limited. All warrants and preferred stock are exercisable and convertible within 60 days of the date of this Form 10-K. The warrants contain provisions that restrict exercise of the warrants if the holder’s beneficial ownership would exceed 9.99% of the Company’s common stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

For each of the two years ended 2009 and 2008, we engaged Sharp Executive Associates, Inc., a consulting firm owned by our Chief Financial Officer to assist the Company in its compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, incurring a total expense of $0 and $4,125 to this related party during 2009 and 2008, respectively.

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

James A. Fish

•

William Orchow

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2009. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2009 and 2008:

Type of fee:	2009	2008	Description

Audit fees:	$43,000	$45,000	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	2,965	3,200
Total	$45,965	$48,200

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

10.31	Sarbanes- Oxley Consulting Engagement Letter with Sharp Executive Associates, Inc., dated March 13, 2007, incorporated by reference to exhibit 10.31 to Form 10-KSB (001-06412) as filed April 14, 2008
10.32	Consulting Agreement with Baron Group, LLC, dated November 26, 2007, incorporated by reference to exhibit 10.32 to Form 10-KSB (001-06412) as filed April 14, 2008

10.33	Termination Letter of Consulting Agreement with Baron Group, LLC, dated March 5, 2008, incorporated by reference to exhibit 10.33 to Form 10-KSB (001-06412) as filed April 14, 2008
10.34	Investor Relations Agreement with Coal Harbor Communications, Inc., dated November 19, 2007, incorporated by reference to exhibit 10.34 to Form 10-KSB (001-06412) as filed April 14, 2008
10.35	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412) as filed April 16, 2008
10.36	Written agreement to extend Independent Contractor Agreement, Ted Sharp, CPA and Sharp Executive Associates, Inc., dated January 7, 2009, as filed April 3, 2009
10.37	Oral agreement to extend Independent Contractor Agreement, Richard Walters, dated January 7, 2009 as filed April 3, 2009
10.38	Oral agreement to extend Independent Contractor Agreement, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., dated February 10, 2010
10.39	Oral agreement to extend Independent Contractor Agreement, Richard Walters, dated February 10, 2010 (1)
10.40	Form of Alluvial Gold Forward Sales Contract, as filed April 1, 2010 (1)
10.41	Form of Alluvial Gold Forward Sales Contract Confirmation Letter, as filed April 1, 2010
10.42	Form of Unit Subscription Agreement, as filed April 1, 2010
10.43	Form of Class F Warrant, as filed April 1, 2010
23.1	Consent of James Barker, Professional Geologist (1)
23.2	Consent of Gary Fitch, Professional Geologist (1)
23.3	Consent of Paul Martin, Professional Mining Engineer (1)
23.4	Consent of Metallogeny Inc., Jeffrey Keener, Professional Geologist (1)
23.5	Consent of Kingegan Mining, Robert Murray, Professional Geologist (1)
23.6	Consent of Nordwand Enterprise, Jeffrey Keener, Professional Geologist (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (1)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 (1)

(1) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer

Date:  April 6, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Date:  April 6, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 6, 2010

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 6, 2010

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 6, 2010

            /s/ James K. Duff

James K. Duff, Director

Date:

April 6, 2010

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

April 6, 2010

             /s/ James A. Fish

James A. Fish, Director

Date:

April 6, 2010

            /s/ William Orchow

William Orchow, Director

Date:

April 6, 2010

           /s/ William Schara

William Schara, Director

Date:

April 6, 2010

          /s/ Richard R. Walters

Richard R. Walters, Director