Form 10-Q
period 2010-03-31
GOLDRICH MINING CO
filed 2010-05-24
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

(Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2607 Southeast Blvd. Ste. B211
Spokane, Washington	99223-4942
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 20, 2010:     47,147,603

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.  Controls and Procedures

25

PART II – OTHER INFORMATION

26

Item 1.  Legal Proceedings

26

Item 1A.  Risk Factors

26

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

26

Item 3.  Defaults upon Senior Securities

27

Item 4.  (Removed and Reserved)

27

Item 5.  Other Information

27

Item 6.  Exhibits

27

SIGNATURES

28

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
March 31, 2010 and December 31, 2009	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 144,064	$ 302,014
Value added taxes receivable	3,127	7,509
Prepaid expenses	109,157	51,171
Stock subscriptions receivable	225,000	-
Other current assets	39,053	39,201
Total current assets	520,401	399,895

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,290,479	981,759
Mining properties and claims	332,854	332,854
Total property, plant, equipment and mining claims	2,623,333	1,314,613

Other assets:
Gold inventory	1,723	1,723
Total other assets	1,723	1,723
Total assets	$ 3,145,457	$ 1,716,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 149,962	$ 123,235
Legal fees payable	15,378	19,113
Accrued liabilities – other	11,125	491
Payable to related parties	331,154	229,196
Deferred consultant and director fees	72,570	63,364
Capital lease payable	508,875	-
Current portion of notes payable	101,714	-
Current portion of notes payable in gold, net of discounts	385,829	371,797
Current portion of notes payable in gold, net of discounts, related parties	606,491	394,677
Total current liabilities	2,183,098	1,201,873
Long-term liabilities:
Notes payable in gold, net of discounts	364,940	235,844
Notes payable in gold, net of discounts, related parties	20,843	20,308
Accrued remediation costs	55,000	55,000
Notes payable	322,945	-
Total long-term liabilities	763,728	311,152
Total liabilities	2,946,826	1,513,025
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 425,000 and 225,000 shares issued and outstanding, respectively, $900,000 liquidation preferences	425,000	450,000
Common stock; $.10 par value, 200,000,000 shares authorized; 45,964,602 and 44,369,606 issued and outstanding, respectively	4,596,460	4,436,960
Additional paid-in capital	8,888,483	8,552,478
Deficit accumulated during the exploration stage	(13,711,312)	(13,236,232)
Total stockholders’ equity	198,631	203,206
Total liabilities and stockholders' equity	$ 3,145,457	$ 1,716,231

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(A Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Income earned during the exploration stage:
Royalties, net			$ 398,752
Lease and rental			99,330
Gold sales and other			637,955
Total income earned during the exploration stage			1,136,037

Operating expenses:
Cost of gold sales	$ -	$ -	597,013
Exploration expense	107,670	47,829	5,317,515
Management fees and salaries	118,434	57,825	2,494,037
Professional services	47,250	71,576	1,667,407
Other general and administrative expense	45,158	19,927	1,706,417
Office supplies and other expense	3,376	3,127	355,199
Directors' fees	2,500	3,600	733,775
Mineral property maintenance	8,456	-	115,347
Depreciation	71,758	45,028	700,727
Reclamation and miscellaneous	562	-	120,665
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Unrealized loss on gold inventory	-	17,500	-
Loss on disposal of mining properties and equipment	-	8,000	197,281
Total operating expenses	405,161	274,412	14,083,955

Other (income) expense:
Interest income	(375)	(138)	(279,633)
Interest expense and finance costs	70,847	9,370	965,675
Loss (gain) on foreign currency translation	(554)	(5,225)	77,352
Total other expense	69,918	4,007	763,394

Net loss	$ 475,079	$ 278,419	$ 13,711,312

Preferred dividends	4,792	-

Net loss available to common stockholders	$ 479,871	$ 278,419

Net loss per common share - basic	$ 0.01	$ 0.01

Weighted average common
shares outstanding – basic	44,654,494	40,951,629

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (475,079)	$ (278,419)	$ (13,711,312)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	71,758	45,036	701,220
Unrealized loss on gold inventory	-	17,500	-
Loss on disposal of mining property	-	8,000	196,276
Loss on sale of equipment	-	-	4,388
Common stock, warrants, and options
issued for salaries and fees	28,500	-	895,841
Common stock issued for interest	-	14,466	196,110
Compensation expense for stock option grants	-	-	599,715
Amortization of discount on gold contracts	67,442	-	246,267
Amortization of discount on convertible
debenture for value of warrant	-	-	150,000
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)

Change in:
Value added taxes receivable	4,382	3,243	(3,127)
Prepaid expenses	(57,986)	29,471	(109,157)
Gold inventory	-	-	(1,723)
Other current assets	148	2,034	(39,053)
Accounts payable	26,727	(7,247)	149,962
Accrued liabilities – other	10,634	(8,078)	11,125
Legal fees payable	(3,735)	(45,018)	15,378
Accrued interest payable	-	(5,096)	-
Payable to related parties	73,458	41,965	302,654
Deferred consultant and director fees	9,206	23,755	72,570
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(244,545)	(158,388)	(9,906,533)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(446,944)	-	(1,944,768)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(503,890)
Net cash provided (used) - investing activities	(446,944)	-	(1,758,592)

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
(unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	-	(7,560)	-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock, net of offering
costs	208,501	7,560	6,290,546
Proceeds from notes payable in gold	325,038	-	1,485,038
Proceeds from issuance of convertible preferred stock	-	-	475,000
Payments on capital lease payable	-	-	(23,053)
Payment of note payable on equipment	-	-	(126,000)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	533,539	-	11,809,189

Net increase (decrease) in cash and cash equivalents	(157,950)	(158,388)	144,064

Cash and cash equivalents, beginning of period	302,014	219,724	-
Cash and cash equivalents, end of period	$ 144,064	$ 61,336	$ 144,064

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased with common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
Acquired through capital lease and notes payable	$ 933,534	$ -	$ 1,082,587
Additions to property, plant and equipment paid in gold	$ -	$ -	$ 10,966
Related party liability
converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ 1,000,000	$ 1,000,000
Issuance of common stock upon conversion of preferred shares	$ 25,000	$ -	$ 50,000
Warrants issued with notes payable in gold	$ 37,004	$ -	$ 79,228
Notes payable satisfied with gold	$ -	$ -	$ 273,974

The accompanying notes are an integral part of these financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation of and Accounting for Subsidiary

During the three month period ended March 31, 2010 and 2009, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country.  This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the three month period then ended and the Balance Sheets for the periods ended March 31, 2010 and December 31, 2009, with all intercompany balances and investment accounts eliminated.  In accordance with ASC 830 Foreign Currency Matters, the Company accounts for non-US activities, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances.

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

	March 31,	March 31,
For periods ended	2010	2009

Convertible preferred stock	2,550,000	1,350,000
Stock options	3,065,000	2,415,000
Warrants	1,946,681	485,833
Convertible notes payable in gold	722,304	-
Total possible dilution	8,283,985	4,250,833

For the periods ended March 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, beneficial conversion features of convertible debt, fair value of warrants, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Fair Value Measures

Our financial instruments consist principally of cash, gold inventory, gold forward contracts payable and accrued remediation costs. These instruments do not require recurring remeasurement of fair value.

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

Financial Instruments Potentially Settled in Shares of Company Stock

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with ASC 470. Fair value considerations required by this pronouncement are estimated using a Black-Scholes model. During the quarter ended March 31, 2010, the Company entered into notes payable in gold totaling $325,038 that may be converted to common stock and issued warrants in connection with those notes. There were no such transactions in the period ended March 31, 2009.

When the Company enters into transactions that contain beneficial conversion features or warrants, the proceeds of those transactions are allocated between the components of the transaction, with beneficial conversion features (a conversion price which is less than the market price at the date of issue) charged to additional paid-in capital and amortized over the life of the vesting period of the conversion feature as a deemed dividend, and warrants are recorded at their fair value at the date of issue.  In 2009, the Company issued Convertible Preferred Stock with a beneficial conversion feature and entered into notes payable in gold which had a warrant attached to the note.

The valuation of the Preferred Stock was reduced by the beneficial conversion feature and charged to additional paid-in capital. Because the right to convert the Preferred Stock was immediately available to the purchasers of the stock, the beneficial conversion feature was immediately recorded as a deemed dividend during the fourth quarter of 2009, which was also credited to additional paid-in capital to increase the carrying value of the Preferred Stock.  The warrants issued as part of the notes payable in gold were charged to additional paid-in capital at their fair value on the date of issuance calculated using a Black Scholes fair value model. This charge decreased the notes payable in gold liability and will be amortized over the term of the note payable as interest expense.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (unaudited)

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2010 to fund normal operations and meet debt obligations for the next 12 months. During the quarter ended March 31, 2010, the Company raised $325,038 by entering into notes payable in gold.  Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations which are anticipated to being during quarter ending June 30, 2010. The Company also raised an additional $208,501 through the sale of stock and warrants as part of a Private Placement offering.

The Company currently has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute on its current mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt, entering into notes payable in gold as it did in the three months ended March 31, 2010, and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

RELATED PARTY TRANSACTIONS

Pursuant to terms of his contract, the Company’s Chief Executive Officer has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the quarter ended March 31, 2010, the Company accrued $45,000 of fees, with a total of $96,290 accrued in fees as of the end of the quarter. Additionally, an amount of $25,320 has been accrued for fees due to the Company’s Chief Financial Officer at March 31, 2010.

During the quarter ended March 31, 2010, a director and affiliate of the Company, beneficially owning more that 5% of the outstanding shares and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $200,037, a $235,338 liability less $35,301 in discounts, representing 214.59 troy ounces, with the gold to be delivered on or before October 31, 2010 from gold yet to be produced at the Company’s Chandalar property.

Total interest expense recognized for the three months ended March 31, 2010, for notes payable in gold with related parties, including the amortization of discounts on those notes, was $27,382.

4.

NOTES PAYABLE IN GOLD

During the quarter ended March 31, 2010, the Company issued five notes in principal amounts totaling $325,038.  Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under four of the notes, totaling $300,028, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as current as of March 31, 2010.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the quarter ended March 31, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

At March 31, 2010, the Company had outstanding total notes payable in gold of $1,706,479, less discounts of $328,376, for a net liability of $1,378,103, with 335.63 ounces deliverable at October 31, 2010, 989.49 ounces deliverable at November 1, 2010, and 372.73 ounces deliverable at November 30, 2011. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.  A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

5.

CAPITAL LEASE

During the quarter ended March 31, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010.  In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. This lease is collateralized by the leased equipment with all minimum lease payments due within one year.

6.

NOTES PAYABLE

During the quarter ended March 31, 2010, the Company purchased equipment totaling $559,550, making payments of $134,890 in cash and financing $424,660 through notes payable to vendors from two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. These loans are collateralized by the purchased equipment. The principal amounts of the notes are due over the next four years as follows:

Year	Principal Due March 31,
2011	$ 101,714
2012	127,874
2013	125,848
2014	69,223
2015 and thereafter	-
Total	$ 424,659

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

The Company issued 1,444,996 units, at a price of $0.30 per unit, for gross proceeds of $433,501, of which $225,000 was received subsequent to the end of the quarter, in a private placement to eight investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

The following is a summary of warrants for 2009 and 2008:

	Shares	Exercise Price	Expiration Date
Class D Warrants:
Outstanding and exercisable at December 31, 2009	485,833	1.25
Warrants issued	-
Outstanding and exercisable at March 31, 2010	485,833		April 8, 2010
Class E Warrants: (Issued for Notes payable in gold)
Warrants issued Nov & Dec, 2009	145,000	0.65	Nov & Dec 2011
Outstanding and exercisable at December 31, 2009	145,000
Warrants issued Feb & Mar, 2010	237,518	0.65	Feb & Mar 2012
Outstanding and exercisable at March 31, 2010	382,518
Class F Warrants: (Issued for Private Placement)
Warrants issued March 2010	1,153,330	0.55	March 2012
Outstanding and exercisable at March 31, 2010	1,153,330
Weighted average exercise of warrants outstanding at March 31, 2010		0.74

8.

SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, on April 27, 2010, the Company received an additional $100,000 by entering into a note payable in gold and on May 4, 2010, $325,000 from the sale of 1,083,333 units through a continuing private placement offering of the Company’s common stock and warrants. These transactions carry the same terms as described above. The Company also received $225,000 for stock subscriptions entered into during the quarter ended March 31, 2010 for which payment was in transit at the end of the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Chandalar, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. We believe that our dominant land control eliminates the risk of finding potential ore deposits being located within competitor claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

The Chandalar district has a history of prior production, but there is no current production, except for the test mining pit we did in August of 2009 and some small-scale placer operations by an independent miner. During the summer of 2010, we plan to commence commercial gold production on a portion of the property known as the Little Squaw Creek drainage, where a gold deposit has been discovered and partially drilled out during our 2007 exploration work. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in neighboring Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus conducive to bulk mining techniques incorporating economies of scale than are bedrock placer gold deposits whereas the nature of gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

During the summer of 2009, we permitted and successfully completed a test mining operation on the upper end of the Gulch portion of the Little Squaw Creek alluvial gold deposit. We mined about 30,000 cubic yards of glacial overburden and stream alluvium of which about 13,830 cubic yards were processed through our wash plant yielding approximately 594 ounces of placer gold.

During the winter of 2009/2010, we raised additional funds, and are presently engaged in a private placement effort, to pay for an expanded commercial mining operation during the 2010 summer mining season, which normally extends from mid-May through mid-September.  At the date of this writing, we have purchased additional capital equipment, fuel and supplies to execute on our 2010 mining plan and have transported all equipment and materiel to the Chandalar property via the winter overland trail. At this writing, our managers are hiring the mining staff required for the season.

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
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by the Alaska Superior Court and subject to Alaska Supreme Court appeal.
Airstrip
Road
Old Mine site
Winter Trail
W
E
Goldrich Mining Co. 2/22/10_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,270 acres (27 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to cover most of the known gold bearing zones within an area approximately five miles by eight miles. Within the claim block, we own in fee simple 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site. In addition, there are forty-eight Traditional and MTRSC 40-acre State of Alaska claims lying largely within a block of one-hundred-five 160-acre MTRSC claims. The 23 federal patented claims cover the most important of the known gold-bearing structures. The 154 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

Chandalar Geology and Mineralization - (Technical Description)

A complete technical description of the Chandalar mining district, its geology and mineralization is included in our Form 10-K for the year ended December 31, 2009. Refer to Map 3 for graphic representation of both the hard rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years,

Squaw Lake
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

While the Little Squaw Creek placer is a gold deposit itself, it also indicates the existence of a substantial lode source(s). In 2007 we conducted a placer drill program that identified 10.5 million cubic yards of mineralized material. The placer deposit is open to the north and west, and bench deposits remain unevaluated on the east, thereby suggesting a reasonable alluvial resource discovery potential of one-half million oz fine gold. The placer deposit represents only the coarser fraction of the original in-situ resource in the portion of the lode source that has been eroded.

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
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
11-12-09

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Proposed Drill Holes

Chandalar Exploration Programs

Concurrent with our 2010 mining activities, we have plans to execute an exploration program on the hard rock prospects on our Chandalar claims.  We believe that these prospects are the source of the alluvial gold deposits that we have delineated in the creek drainages.  We have contracted with a drilling company to complete 20,000 feet of core drilling on the hard rock deposits, contingent upon substantial success in attracting financing of approximately $7 million, all undertaken to further explore mineralized anomalies in our 2006 reverse circulation drill program or indicated in the geo-chemical analysis and surface sampling performed in intervening years.  We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest, and our drilling program has been designed to further qualify those targets for potential exploitation. Our 2010 plan is extrapolated from a 2007 exploration plan that was not undertaken previously due to limitations in company cash. Independent third party professionals have analyzed the 2006 drill results and the exploration work performed in intervening years and have recommended prioritized drill targets for our 2010 exploration season.

Our Chandalar property and its mineralization are not compliant with Canadian National Instrument 43-101 standards and the property currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7. However, Mr. Barker, consulting geologist and Chandalar Project Technical Manager, prepared an internal technical report formatted to 43-101 standards in collaboration with J. O. Kenner and R. B. Murray that covers the hard rock and placer (or alluvial) gold programs at Chandalar through 2008. That report is dated April 15, 2009 and may serve as the foundation document for a future filing to achieve 43-101 compliance. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are, in priority order:

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

•

Formulate drill plans for a continuing, future placer exploration program based on seasonal logistical constraints limiting drilling to about 15,000 feet per year. Contingent on the results of the Phase 1 drilling, select the highest priority of Phase 2 options; 2-A (in-fill drilling on the Little Squaw Fan), 2-B (resource evaluation of the Little Squaw gulch), and 2-C (Resource drilling on Big Squaw and Spring Creeks).

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

3.

Continue the hard rock trenching program, specifically on the St. Mary’s Pass, Aurora Gulch, Summit (including Bonanza), Pioneer, and Chiga prospects. A detailed program totaling 7,440 feet is recommended.  ( Budget- $131,325 )

4.

Design a diamond core drilling program based on trench results from 2007 and the trenching recommended above.  Evaluate the tonnage potential at Mikado-St. Mary’s Pass, Aurora Gulch, Pioneer, and Summit prospects; the results will be the basis for future recommendations of mineralized material delineation drilling. Scout holes should be considered at the Rock Glacier, Ratchet, Pallasgreen, Chiga, Little Squaw west, and possible Northern Lights west extension prospects.

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

During 2009, we completed the placer gold test mining operation on Little Squaw Creek as was recommended in Mr. Barker’s April 15, 2009 technical report, and explained in the Test Mine Operations for 2009 section of our 2009 Form 10-K as filed on April 6, 2010. Some exploration of the various other placer gold creeks on the Chandalar property took place. A small amount of prospecting work on the hard rock gold deposit possibilities was accomplished. That work led to some key understandings of the geology. It also generated an internal Company memorandum by Mr. Barker proposing an exploratory diamond drill program of about 38 drill holes aggregating 20,000 feet. Map 4 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained Interpretation of Exploratory Findings at Chandalar section of this document above. We anticipate this proposed drilling plan would require a budget of approximately $1.2 million.

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

We contracted Metallogeny, Inc., Mr. Keener’s privately owned company, to independently perform the drill site sample collection and analyses of the 2007 placer gold drilling program, which was largely confined to the Little Squaw Creek target. Security of samples and quality control of the assaying work were addressed in the contract and strictly maintained. Metallogeny had exclusive possession of all borehole samples, thereby providing independent sample security from the time of borehole extraction through transport to their Fairbanks laboratory, including completion of the sample processing protocol. This protocol is described in detail in our Form 10-K for the year ended December 31, 2009.

During 2007, we drilled 113 holes for a total of 15,535 feet (Map 5) and processed over 3,100 placer gold drill samples. Twenty-five drill holes did not reach bedrock and were abandoned due to caving or ground swelling or were terminated at the full extent (210 feet) of the available drill rod.

On Little Squaw Creek, seventy-three drill holes intersected the “Pay Horizon” (the mineralized stratum of gravel from which significant or potentially economic quantities of gold can be recovered). Some of those holes did not completely penetrate it. The Pay Horizon thickness-weighted average recoverable gold grade for the 73 drill holes is 0.0247 ounces per bank cubic yard. This equates to $27.17 per cubic yard (yd3) over a thickness of 83 feet (28 yards) using the current gold price of about $1,100/oz. We believe the order of magnitude of drilled mineralized material exceeds 10 million cubic yards, and that the drill sample results confirm our opinion that we have discovered an industrial-scale placer gold deposit of potential commercial significance. Spatial limits and overall grade of the gold-bearing gravels containing the potentially economic Pay Horizon have not yet been determined. The placer gold deposit remains open for expansion in three directions. The detailed drill results are disclosed in our Form 10-K for the each year ended December 31, 2007 and 2008.

Map 5 – 2007 Drill Hole Pattern in Little Squaw Creek Channel (Gulch) and Alluvial Fan

2009 Test Mining

Our exploration activities of previous years defined a substantial alluvial gold deposit on Little Squaw Creek. The limits and magnitude of this body of mineralized material remain to be determined by continued drilling. An independent registered professional mining engineer, Mr. Paul Martin, has calculated it to be at least 10.5 million cubic yards containing 0.0246 fine ounces per cubic yard, with an overburden to mineralized material stripping ratio of 0.89 to 1. We believe that with continued drilling, the mineralized body may prove to be twice this size.

In 2009, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained in Item 2 Properties under the section called “Results of Test Mining Operation” of our Form 10-K for the year ended December 31, 2009. Most importantly, we found that the mineralized material is a continuous but variously mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is not frozen below twelve to fifteen feet of depth, but is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it becomes mined.

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

2010 Mining Plans

Our mining plans for 2010 are to expand the Little Squaw Creek placer mine from a test mining operation into a commercial one. A critical aspect of the mine expansion is upgrading our mining equipment fleet with larger equipment to mine more efficiently. Our goal in 2010 is to strip 150,000 cubic yards of overburden to expose about 75,000 cubic yards of mineralized material over the course of the mining season and to recover about 5,000 to 7,000 ounces of pure gold (Map 6). We have an obligation to deliver approximately 990 troy ounces of gold in November 2010 to satisfy notes payable in gold totaling $766,474. The 2010 mining program is expected to cost about $4.6 million, of which about $1.3 million is for capital equipment purchases. We believe the expenditures made in 2010 will allow us to increase our production to approximately 12,000 ounces in 2011 with minimal additional capital.

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
0 100 meters
0 400 feet
tailings pile
exploration shaft
production shaft
claim, survey post
structure
drill hole
panned sample
shear zone
adit

2010 - UPPER LITTLE SQUAW CREEK PLACER

Rev. 12-29-09

Map 6.  Plan View of Little Squaw Creek Placer Mine Area.

Our goal beyond 2011 is to eventually ramp up production at Little Squaw Creek to approximately 30,000 ounces of gold per year in the future. The capital cost to do so is currently estimated to be approximately $20 million. We will also explore to see if it is possible to begin production at any of the other six alluvial gold targets at Chandalar.

At the date of this writing, we have yet to secure sufficient financing to accomplish our planned 2010 exploration and mining activities. We estimate that it will take about $7 million to complete our 2010 plans for our Chandalar, Alaska property and to sustain our corporation at an appropriate operating level. We have secured cash or commitments for nearly $1.5 million of the anticipated $7 million financing. While we believe we will be successful in obtaining the necessary financing for 2010, we cannot assure financing will be obtained on terms acceptable to us. Should we be unable to secure the complete financing, we would evaluate our ability to undertake mining activities and selling gold as it is produced and thereby finance a scaled down program. In this manner we believe we can approach our goals in 2010, but would then be required to raise additional funds at the conclusion of the mining season to fund 2011 and beyond. If we are ultimately unsuccessful in securing financing or mining gold in insufficient quantities to meet 2010 obligations, we would take the necessary measures to secure, maintain and protect our corporation and its assets until such time our financing efforts bear fruit.

2010 Mining Budget

The final cost of the 2009 exploration and alluvial gold test mining program was approximately $1,137,000. The 2009 program has positioned us to rapidly move into commercial production in the 2010 mining season. We believe the financial risk incurred with our decision to opportunistically up-scale our 2009 test mining operation, particularly the larger wash plant, was timely and handsomely beneficial given the success of our test mining program.

Item/Task	Cost
Capital equipment	$ 1,303,000
Fuel	800,000
Production labor and burden	1,511,000
Production management	120,000
Mobilization/demobilization	290,000
Supplies and consumables	185,000
General management	180,000
Royalty	250,000
Total	$ 4,639,000

In addition, depending on our success in securing the full estimate of $7 million of financing, we would undertake a hardrock exploration program of approximately $1 million and a drilling program as described above of approximately $1 million.

This budget detailed above is programmed to provide us with the capacity to mine between 5,000 and 7,000 fine ounces of gold during the 2010 mining season.  At current gold prices, with that range of production we would be generating significant cash revenues from the sale of gold to self-finance a certain portion of our needs going forward. We cannot assure you that we will be successful in mining gold in these quantities, or at all.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception.  During the three months ended March 31, 2010, we raised cash of $325,038 by entering into notes payable in gold and raised additional cash of $433,499 through the sale of shares and warrants offered through a private placement offering. Of that amount we recorded a receivable for cash in the amount of $225,000 for contracts that were signed prior to the quarter ended March 31, 2010 for which funds were in transit from subscribers.  We used the funds received to make down payments on equipment and mobilize our field camp at our Chandalar property. We also entered into notes payable and a capital lease totaling $933,535 to acquire capital equipment.

We do not have sufficient cash or gold inventory as of March 31, 2010 to fund normal operations, pay for payments due under the capital leases and satisfy delivery of gold obligations under our notes payable in gold contracts, each of which is an obligation to the Company in the next 12 months.

We currently have no recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute on our 2010 mining plan. Our plans for the long-term return to, and continuation as, a going concern include financing our future operations through sales of our common stock and/or debt, sales of forward gold and the eventual profitable exploitation of our mining properties. Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating a number of alternatives for raising additional capital with potential investors, including additional notes payable in gold, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

On March 31, 2010 we had total liabilities of $2,946,826 and total assets of $3,145,457.  This compares to total liabilities of $1,513,025 and total assets of $1,716,231 on December 31, 2009.  As of March 31, 2010, the Company’s liabilities consist of $55,000 for environmental cleanup, $1,378,103 in gold forward contracts, $508,875 in a capital lease, $424,659 in notes payable, $149,962 of trade payables, $11,125 in accrued liabilities, $15,378 due to legal firms, $331,154 due to related parties, $72,570 due to consultants and directors. Of these liabilities, $2,183,098 is due within 12 months, including $508,875 of capital lease payments, and $101,714 in the current portion of notes payable and $992,320 representing the current portion of notes payable in gold.  The increase in liabilities compared to December 31, 2009 is largely due to increased spending related to the preparation of our 2010 mining season during the quarter ended March 31, 2010, note and lease obligations related to acquisition of equipment, the continuing deferral of payments on related party and consultant fees and the liability arising from new notes payable in gold sales.  The increase in total assets was due to an increase in the purchase of equipment during the quarter to execute our 2010 and future mining plans, and an increase in stock subscriptions receivable for cash raising activities in process at the end of the quarter.

Our principal source of liquidity during the respective three month periods ended March 31, 2010 and 2009, has been through the sale of equity instruments and notes payable in gold. During the quarter ended March 31, 2010, we received cash proceeds of $325,038 on sales of approximately 366.31 ounces of gold under notes payable in gold contracts, of which $235,338 was to related parties.  We recognized a total of $27,382 interest expense on all the related party notes payable in gold.  We used cash of $446,944 to purchase capital equipment compared with $0 for similar investing activities during the respective three months ended March 31, 2009.  Financing activities provided cash of $533,539 and $0 during the three months ended March 31, 2010 and 2009, respectively.  We used cash in operating activities of $244,545 and $158,388 during the three months ended March 31, 2010 and 2009, respectively.

We currently do not have sufficient cash for company operations through the end of 2010.  We believe that the sale of gold to be extracted during 2010 will fill our commitments under the notes payable in gold contracts and will provide operating capital for continued mining operations, and may eventually provide sufficient cash to finance further exploration activities on the hard rock prospects at Chandalar. We do not expect to be required to purchase gold on the open market to meet our gold delivery obligations. To assure the continuing operations of the Company through 2011, we will need to raise additional funds through profitable mining activities or additional debt or equity financings.  We cannot give assurance that we will be successful in our mining plan or in attracting capital or debt on terms acceptable to us.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first quarter of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

Equipment purchased with cash and capital lease:

During the quarter ended March 31, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final payment of approximately $351,000 payable on or before October 15, 2010.  In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. This lease is secured by a security interest in the equipment with all minimum lease payments due within one year.

Equipment purchased with cash and notes payable:

During the quarter ended March 31, 2010, the Company purchased equipment totaling $559,550, making payments of $134,890 in cash and financing $424,660 through notes payable to vendors from two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. These loans are secured by a security interest in the equipment.

Private Placement Offerings

During the quarter ended March 31, 2010, the Company issued five notes in principal amounts totaling $325,038.  Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under four of the notes, totaling $300,028, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as current as of March 31, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the quarter ended March 31, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

At March 31, 2010, the Company had outstanding total notes payable in gold of $1,706,479, less discounts of $421,442 and unamortized fair value of the associated warrants of $79,229, for a net liability of $1,378,103. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.

Unit Private Placement:  During the quarter ended March 31, 2010, the Company issued 1,444,996 units, at a price of $0.30 per unit, for gross proceeds of $433,499 in a private placement to eight investors, of which $225,000 was in transit and received subsequent to the end of the quarter.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors, which will require the Company to file a registration statement with the SEC regarding the resale of the common shares issued as part of the units and the common shares issuable upon exercise of the warrants within 60 days of the final closing date of the unit offering.

The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

Subsequent to the quarter ended March 31, 2010, on April 27, 2010, we received and additional $100,000 by entering into a note payable in gold and on May 4, 2010, $325,000 in funds from the sale of 1,083,333 units through a continuing private placement offering of the Company’s common stock and warrants. These transactions carry the same terms as described above. The Company also received $225,000 for stock subscriptions entered into during the quarter ended March 31, 2010 for which payment was in transit at the end of the quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the quarter ended March 31, 2010 in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in favor of the Company concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2009 for a complete description of legal proceedings.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Notes Payable in Gold:  During the quarter ended March 31, 2010, the Company issued five notes in principal amounts totaling $325,038.  Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under four of the notes, totaling $300,028, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as current as of March 31, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the quarter ended March 31, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

At March 31, 2010, the Company had outstanding total notes payable in gold of $1,706,479, less discounts of $328,376, for a net liability of $1,378,103. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.

Unit Private Placement:  During the quarter ended March 31, 2010, the Company issued 1,444,996 units, at a price of $0.30 per unit, for gross proceeds of $433,499 in a private placement to eight investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

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

Date:  May 24, 2010

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 24, 2010

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer