Form 10-Q
period 2010-06-30
GOLDRICH MINING CO
filed 2010-08-23
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 23, 2010:     48,255,603

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Consolidated Balance Sheets, June 30, 2010 and December 31, 2009

3

Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and

2009 and from the date of inception on March 26, 1959 through June 30, 2010

4

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from the date of inception on March 26, 1959 through June 30, 2010

5

Notes to Consolidated Financial Statements

7

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

28

Item 4. Controls and Procedures

28

PART II – OTHER INFORMATION

29

Item 1.  Legal Proceedings

29

Item 1A.  Risk Factors

29

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

29

Item 3.  Defaults upon Senior Securities

30

Item 4.  (Removed and Reserved)

30

Item 5.  Other Information

30

Item 6.  Exhibits

30

SIGNATURES

31

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(unaudited)
June 30, 2010 and December 31, 2009	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 181,842	$ 302,014
Value added taxes receivable	3,013	7,509
Prepaid expenses	249,741	51,171
Other current assets	51,353	39,201
Legal judgment receivable	144,000	-
Total current assets	629,949	399,895

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,317,948	981,759
Mining properties and claims	332,854	332,854
Total property, plant, equipment and mining claims	2,650,802	1,314,613

Other assets – gold inventory	1,723	1,723

Total assets	$ 3,282,474	$ 1,716,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 678,547	$ 142,839
Related party payable, deferred compensation and director fees	534,959	292,560
Current portion of capital lease and notes payable	533,029	-
Current portion of notes payable in gold, net of discounts	410,412	371,797
Current portion of notes payable in gold, net of discounts, related parties	643,134	394,677
Total current liabilities	2,800,081	1,201,873

Long-term liabilities:
Notes payable	294,192	-
Notes payable in gold, net of discounts	473,869	235,844
Notes payable in gold, net of discounts, related parties	217,308	20,308
Accrued remediation costs	55,000	55,000
Total long-term liabilities	1,040,369	311,152
Total liabilities	3,840,450	1,513,025

Commitment and contingencies (Note 8)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 425,000 and 450,000 shares issued and outstanding, respectively, $850,000 liquidation
preference	425,000 425,000	450,000 450,000
Common stock; $.10 par value, 200,000,000 shares authorized; 48,255,603 and 44,369,606 issued and outstanding, respectively	4,825,560	4,436,960
Additional paid-in capital	9,429,570	8,552,478
Deficit accumulated during the exploration stage	(15,238,106)	(13,236,232)
Total stockholders’ equity (deficit)	(557,976)	203,206

Total liabilities and stockholders' equity (deficit)	$ 3,282,474	$ 1,716,231

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2010	2009	2010	2009	2010
Income earned during the exploration stage:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	-	40,852	-	41,952	637,955
Total income earned during the exploration stage	-	40,852	-	41,952	1,136,037

Operating expenses:
Costs of gold sales	-	44,504	-	45,261	597,013
Mine preparation costs	719,496	-	719,496	-	719,496
Exploration expense	251,824	148,798	359,494	196,627	5,569,339
Management fees and salaries	211,341	66,825	329,775	124,650	2,705,378
Professional services	68,934	27,103	116,184	98,679	1,736,341
Other general and admin expense	57,622	7,389	102,780	27,316	1,764,039
Office supplies and other expense	3,238	1,116	6,613	4,243	358,437
Directors' fees	3,100	6,000	5,600	9,600	736,875
Mineral property maintenance	7,555	-	16,011	-	122,902
Depreciation	122,792	48,147	194,550	93,175	823,519
Reclamation and miscellaneous	282	-	844	-	120,947
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Unrealized loss on gold inventory	-	-	-	17,500	-
Loss on disposal of mining properties and equipment	-	-	-	8,000	197,281
Total operating expenses	1,446,184	349,882	1,851,347	625,051	15,530,139

Other (income) expense:
Gain on legal judgment	(144,000)	-	(144,000)	-	(144,000)
Interest income	(92)	(494)	(467)	(632)	(279,725)
Interest expense and finance costs	224,393	10,263	295,240	19,633	1,190,068
Loss (gain) on foreign currency translation	309	7,210	(245)	2,328	77,661
Total other (income) expense	80,610	16,979	150,528	21,329	844,004

Net loss	$ 1,526,794	$ 326,009	$ 2,001,875	$ 604,428	$ 15,238,106

Preferred dividends	5,372	-	10,163	-
Net loss available to common stockholders	$ 1,532,166		$ 2,012,038
Net loss per common share - basic	$ 0.03	$ 0.01	$ 0.04	$ 0.01

Weighted average common
shares outstanding-basic	46,920,364	44,219,713	44,850,126	42,594,698

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (2,001,875)	$ (604,428)	$ (15,238,106)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	194,550	93,175	824,012
Unrealized loss on gold inventory	-	17,500	-
Loss on disposal of mining property	-	8,000	196,276
Loss on sale of equipment	-	-	4,388
Common stock, warrants, and options
issued for salaries and fees	82,886	-	1,549,942
Common stock issued for interest	-	14,466	196,110
Amortization of discount on gold contracts	140,074	10,053	318,899
Amortization of discount on convertible
debenture for value of warrant	23,989	-	173,989
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)

Change in:
Value added taxes receivable	4,496	17,308	(3,013)
Prepaid expenses	(198,570)	(3,336)	(249,741)
Gold inventory	-	84,435	(1,723)
Other current assets	(12,300)	(24,038)	(51,501)
Legal judgment receivable	(144,000)	-	(144,000)
Accounts payable and accrued liabilities	535,708	26,462	678,547
Accrued interest payable	-	(5,096)	-
Related party payable, deferred compensation and director fees	242,399	142,892	534,958
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(1,132,643)	(222,607)	(10,794,630)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	63,124
Purchases of equipment, and unrecovered
promotional and exploratory costs	(597,053)	(179,493)	(2,094,881)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(503,890)
Net cash used - investing activities	(597,053)	(179,493)	(1,908,705)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	-	(7,560)	-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock and warrants,
net of offering costs	1,090,800	7,560	7,172,848
Proceeds from notes payable in gold	625,037	570,000	1,785,037
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital lease payable and notes payable	(106,313)	(84,000)	(255,366)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	1,609,524	486,000	12,885,177
Net increase (decrease) in cash and cash equivalents	(120,172)	83,900	181,842

Cash and cash equivalents, beginning of period	302,014	219,724	-
Cash and cash equivalents, end of period	$ 181,842	$ 303,624	$ 181,842

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 933,534	$ 126,000	$ 1,082,587
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ 1,000,000	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 25,000	$ -	$ 50,000
Warrants issued with notes payable in gold	$ 67,004	$ -	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 273,974

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation of and Accounting for Subsidiary

During the six month period ended June 30, 2010 and 2009, the Company accounted for an inactive subsidiary in Mexico for an exploration property formerly held by the Company in that country. This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the three and six month periods then ended and the Balance Sheets for the periods ended June 30, 2010 and December 31, 2009, with all intercompany balances and investment accounts eliminated. The Company accounts for non-US activities in accordance with ASC 830 Foreign Currency Matters, including transactions denominated in non-US dollar currency and translation of non-US dollar denominated account balances.

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

	June 30,	June 30,
For periods ended	2010	2009

Convertible preferred stock	2,550,000	1,350,000
Stock options	3,065,000	2,415,000
Warrants	2,275,513	485,833
Convertible notes payable in gold	1,185,184	-
Total possible dilution	9,075,697	4,250,833

For the periods ended June 30, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit).

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

Fair Value Measures

Our financial instruments consist principally of cash, notes payable in gold and notes payable. These instruments do not require recurring re-measurement of fair value.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2010 to fund normal operations and meet debt obligations for the next 12 months. During the six month period ended June 30, 2010, the Company raised $625,037 by entering into notes payable in gold.  Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations which began during the quarter ending March 31, 2010. The Company also raised an additional $1,090,800 through the sale of stock and warrants as part of a Private Placement offering.  Of that amount received through the sale of stock and warrants $12,300 is recorded as a receivable for a subscription agreement that was signed prior to the end of the quarter. The funds for that agreement were received subsequent to the end of the quarter on July 13, 2010.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute on its current mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt, entering into notes payable in gold as it did in the six months ended June 30, 2010, and the eventual profitable exploitation of its mining properties. See Note 9 for information on material gold sales which occurred subsequent to the end of the quarter. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.

RELATED PARTY TRANSACTIONS

Pursuant to terms of his contract, the Company’s Chief Operating Officer has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the six month period ended June 30, 2010, the Company accrued $49,060 of fees, with a total of $258,610 accrued in fees and expenses as of the end of the quarter. The Company’s President and Chief Executive Officer has elected to defer his salary and we have accrued $120,000 in compensation and expenses for the six months ended June 30, 3010, with a total of $126,290 in deferred compensation and $30,000 in expenses as of the end of the quarter.

Additionally, an amount of $46,961 has been accrued for fees and expenses due to the Company’s Chief Financial Officer at June 30, 2010.

For the three and six month periods ended June 30, 2010, a director and affiliate of the Company, beneficially owning more than 5% of the outstanding shares and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $200,037, a $235,338 liability less $35,301 in discounts, representing 214.59 troy ounces, with the gold to be delivered on or before October 31, 2010 from gold yet to be produced at the Company’s Chandalar property.

Total interest expense recognized for the six months ended June 30, 2010, for notes payable in gold with related parties, including the amortization of discounts on those notes, was $69,223.

On October 19, 2009, the Company issued 750,000 options in connections with the appointment of a new Chief Executive Officer. The vesting, fair value and recognized expense are discussed in Note 7 Stockholder Equity (Deficit).

On May 1, 2010 an employee of the Company was issued 100,000 shares of the Company’s stock at the grant date fair value price of $0.44 per share. The shares will be fully vested after the completion of nine months of service and are forfeited should the employee be terminated without cause prior to vesting.  The Company is expensing the cost of the shares on a straight-line basis over the terms of the employee’s service until the shares are completely vested in January 2011. The Company recognized $12,222 in compensation expense for the quarter ended June 30, 2010.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

4.

NOTES PAYABLE IN GOLD

During the six month period ended June 30, 2010, the Company issued notes in principal amounts totaling $625,037.  Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under six of the notes, totaling $600,037, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as a current liability as of June 30, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the six month period ended June 30, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

At June 30, 2010, the Company had outstanding total notes payable in gold of $2,106,478 less discounts of $361,755, for a net liability of $1,744,723, with 214.59 ounces deliverable at October 31, 2010, 989.49 ounces deliverable at November 1, 2010, and 829.25 ounces deliverable at November 30, 2011. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.  A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 815.

5.

CAPITAL LEASE

During the six month period ended June 30, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010. At June 30, 2010, the total principal amount of $429,734 was due within one year. In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. This lease is collateralized by the leased equipment with all minimum lease payments due within one year.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

6.

NOTES PAYABLE

During the six month period ended June 30, 2010, the Company purchased equipment totaling $559,550, making payments of $135,250 in cash and financing $424,659 through notes payable to vendors from two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month note for $166,280 at 7.9% interest per annum with monthly payments of $5,204. These loans are collateralized by the purchased equipment. The principal amounts of the notes are due over the next four years as follows:

Year	Principal Due June 30,
2011	$ 103,295
2012	115,311
2013	116,978
2014	61,903
2015 and thereafter	-
Total	$ 397,487

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

During the six-month period ended June 30, 2010, the Company issued 3,635,998 units, at a price of $0.30 per unit, for net proceeds of $1,090,800 in a private placement to investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

The following is a summary of warrants for June 30, 2010:

	Shares	Exercise Price	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Warrants issued Nov and Dec, 2009	145,000	0.65	Nov & Dec 2011
Outstanding and exercisable at December 31, 2009	145,000
Warrants issued Feb through June, 2010	312,518	0.65	Feb through June 2012
Outstanding and exercisable at June 30, 2010	457,518
Class F Warrants: (Issued for Private Placement)
Warrants issued Jan through June, 2010	1,817,995	0.55	March through June 2012
Outstanding and exercisable at June 30, 2010	1,817,995
Weighted average exercise of warrants outstanding at June 30, 2010	2,275,513	0.57

Goldrich Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

7.

STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED:

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connections with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. At June 30, 2010 and 2009, the Company recognized share-based compensation for key employees, non-employee directors and management consultants of $82,886 and $0, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year.   Of the $82,886 share-based compensation recognized during the six month period ended June 30, 2010, $12,222 resulted from issuing 100,000 shares to an employee and $70,664 from options issued in 2009 to an officer of the Company.

8.

CONTINGENCIES

Our suit against Delmer and Gail Ackels was adjudicated favorably as reported in our 2009 10-K and during the period ended June 30, 2010, property belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. These proceeds were awarded to the Company as part of the $107,167 in damages awarded with the remainder due to Goldrich as property deemed abandoned as determined by the court in their Final Judgment. A receivable was recorded for the $144,000, which is reported in Other Income on the Statement of Operations as a gain per ASC 450 Contingencies. It is unlikely that any future amounts will be received to satisfy the judgment awarded us in the lawsuit against the Ackels. Subsequent to the end of the quarter on July 1, 2010, the Company agreed to purchase the equipment for a sum of $158,400 from the party who purchased the equipment at the auction. The Company agreed to remit to the seller $120,000 of the cash deposited with the court and an additional $38,400 that is due by November 30, 2010.

9.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter ended June 30, 2010, the Company produced 580 troy ounces of gold, of which 415 ounces were delivered to, and sold through, a smelter for net cash proceeds of approximately $559,843 to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the SEC on April 6, 2010. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Chandalar, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

The Chandalar district has a history of prior production, but there has been no significant current production, except for the test mining operation in August of 2009 and some small-scale placer operations by an independent miner. During July of 2010 we commenced commercial gold production on a portion of the property known as the Little Squaw Creek drainage, where a gold deposit has been discovered and was partially drilled out during our 2007 exploration work. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in neighboring Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale, this contrast with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

During the summer of 2009, we permitted and successfully completed a test mining operation on the upper end of the Gulch portion of the Little Squaw Creek alluvial gold deposit. We mined about 30,000 cubic yards of glacial overburden and stream alluvium of which about 13,830 cubic yards were processed through our wash plant, yielding approximately 594 ounces of placer gold.

During the winter of 2009/2010, we raised additional funds, and are presently engaged in a private placement effort, to pay for an expanded commercial mining operation during the 2010 summer mining season, which normally extends from mid-May through mid-September. During the first six months of 2010, we purchased additional capital equipment, fuel and supplies to execute on our 2010 mining plan and transported all equipment and materiel to the Chandalar property via the winter overland trail.  As of the date of this filing, our managers have hired mining staff and we have started commercial production on the Little Squaw Creek alluvial deposit, with an original targeted production of 5,000 to 7,000 ounces of gold this year. We have produced a total of 580 ounces thus far in the 2010 mining season, and due to untimely equipment breakdowns, lower than expected plant capacity and our inability to raise the full amount needed to execute our original plan, we have revised our production estimate to 1,500 to 2,500 ounces of gold this year.

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
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at a latitude of about 67°30'. The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (Map 1). The center of the district is approximately 70 miles north of the Arctic Circle. Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or overland during the winter season via a 100-mile-long trail from Coldfoot through the community of Chandalar Lake to Squaw Lake.

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

Chandalar Geology and Mineralization - (Technical Description)

A complete technical description of the Chandalar mining district, its geology and mineralization is included in our Form 10-K for the year ended December 31, 2009. Refer to Map 3 for graphic representation of both the hard rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

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
Pros-vein names 1-29-10.cdr

GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Interpretation of Exploratory Findings at Chandalar

A significant gold placer deposit occurs on Little Squaw Creek and a spatial relation to the phyllite unit is evident. The northeast plunge (about 14°NE) of the altered (+/- mineralized) phyllite unit beginning near the Summit Mine intercepts bedrock of the creek in the vicinity of the head of the placer deposit and continues northward, forming the bedrock below the creek. The placer gold deposit extends along the creek at least a mile to the north as confirmed by drilling. There is evidence that relatively small masses of Pleistocene ice high in the valley had selectively gouged the highly altered phyllite unit, which the ice followed as a path of least resistance (i.e. the altered phyllite), to an apparent terminal moraine site immediately upstream of our Mello Bench camp site. Auriferous sediment has since been re-worked into placer deposits perched in thick sequences of glaciofluvial sediments.

While the Little Squaw Creek placer is a gold deposit itself, it also indicates the existence of a substantial lode source(s). In 2007, we conducted a placer drill program that identified 10.5 million cubic yards of mineralized material. The placer deposit is open to the north and west, and bench deposits remain unevaluated on the east, thereby suggesting a reasonable alluvial resource discovery potential of one-half million ounces of fine gold. The placer deposit represents only the coarser fraction of the original in-situ resource in the portion of the lode source that has been eroded.

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
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
11-12-09

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Proposed Drill Holes

Proposed diamond core drilling will evaluate the degree of mineralization occurring as a large strata-bound unit over four miles in length. The proposed drill program will further explore the correlation of the overlying magnetic schist and quartz muscovite chlorite schist, locally hematite-spotted, to the underlying phyllite and possible mineralization, as well as to the orogenic gold-quartz veins that rise through it. We postulated that feeder zones through which ore-forming fluids rose are associated with dilation zones developed by periodic differential off-set movement between the deep-seated NE and WNW fault zones. These zones represent primary targets for drilling.

Chandalar Exploration Programs

Concurrent with our 2010 mining activities, we have plans to execute an exploration program on the hard rock prospects on our Chandalar claims. We believe that these prospects are the source of the alluvial gold deposits that we have delineated in the creek drainages. We have contracted with a drilling company to complete 20,000 feet of core drilling on the hard rock deposits, contingent upon substantial success in attracting financing of approximately $7 million, all undertaken to further explore mineralized anomalies in our 2006 reverse circulation drill program or indicated in the geo-chemical analysis and surface sampling performed in intervening years. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest, and our drilling program has been designed to further qualify those targets for potential exploitation. Our drilling plan is extrapolated from a 2007 exploration plan that was not undertaken previously due to limitations in company cash. Independent third party professionals have analyzed the 2006 drill results and the exploration work performed in intervening years and have recommended prioritized drill targets. During 2010, the Company committed to a 20,000-foot diamond-core drill program with an independent drill contractor and a hard-rock drill was moved to the Chandalar property. The Company originally planned to commence drilling in June 2010 and expected to complete over half of the drill program in 2010 with the balance being completed in the summer of 2011. Due to lack of finances, the Company must postpone drilling until 2011 subject to obtaining adequate financing.

Our Chandalar property and its mineralization are not compliant with Canadian National Instrument 43-101 standards and the property currently does not contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves within SEC Industry Guide 7. However, Mr. J. Barker, consulting geologist and Chandalar Project Technical Manager, prepared an internal technical report formatted to 43-101 standards in collaboration with J. O. Kenner and R. B. Murray that covers the hard rock and placer (or alluvial) gold programs at Chandalar through 2008. That report is dated April 15, 2009 and may serve as the foundation document for a future filing to achieve 43-101 compliance. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are, in priority order:

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

•

Formulate drill plans for a continuing, future placer exploration program based on seasonal logistical constraints limiting drilling to about 15,000 feet per year. Contingent on the results of the Phase 1 drilling, select the highest priority of Phase 2 options; 2-A (in-fill drilling on the Little Squaw Creek fan), 2-B (resource evaluation of the Little Squaw gulch), and 2-C (Resource drilling on Big Squaw and Spring Creeks).

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

During 2009, we completed the placer gold test mining operation on Little Squaw Creek as was recommended in Mr. Barker’s April 15, 2009 technical report, and explained in the Test Mine Operations for 2009 section of our 2009 Form 10-K as filed on April 6, 2010. Some exploration of the various other placer gold creeks on the Chandalar property took place. A small amount of prospecting work on the hard rock gold deposit possibilities was accomplished. That work led to some key understandings of the geology. It also generated an internal Company memorandum by Mr. Barker proposing an exploratory diamond drill program of about 38 drill holes aggregating 20,000 feet. Map 4 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained Interpretation of Exploratory Findings at Chandalar section of Mr. Barker’s 2009 Technical Report. We anticipate this proposed drilling plan would require a budget of approximately $1.5 million.

Exploration of the Chandalar Little Squaw Creek Alluvial Gold Deposit

During 2006, independent placer mining consultant Mr. Jeff Keener identified three targets in the vicinity of our exploration camp that may contain significant resources of placer gold: Little Squaw Bench, Spring Creek, and Big Squaw Creek. The most significant is the Little Squaw Creek, where early day drift-miners produced 29,237 ounces of gold, according to our records. A reconnaissance drilling program by a former lessee in 1997 outlined what was called an “inferred resource” (i.e. mineralized material according to SEC guidelines) of a couple hundred thousand ounces of placer gold. (We note that this reference is not an SEC Industry Guide 7 compliant reserve.) This drilling program basically found that the mineralization mined in the Bench extends from the Bench for a long distance down Little Squaw Creek. To the northwest of the Bench lies Spring Creek on which no previous prospecting is known to have occurred, but appears to be an old channel of Big Squaw Creek. The third target is the Big Squaw Creek drainage where early day placer gold hand-mining occurred on its upper parts, but is not known to have been productive on its downstream reaches.

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

2010 Mining Plans

Our mining plans for 2010 are to expand the Little Squaw Creek placer mine from a test mining operation into a commercial one. A critical aspect of the mine expansion is upgrading our mining equipment fleet with larger equipment to mine more efficiently. Our original goal in 2010 was to strip 150,000 cubic yards of overburden to expose about 75,000 cubic yards of mineralized material over the course of the mining season and to recover about 5,000 to 7,000 ounces of pure gold (Map 6). Due to untimely equipment breakdowns, lower than expected plant capacity, and our inability to raise the full amount needed to execute our original plan, we have revised our production estimate to 1,500 to 2,500 ounces of gold this year. We have an obligation to deliver approximately 1,203 and 829 troy ounces of gold in November 2010 and 2011 to satisfy notes payable in gold totaling $1,053,546 and $691,177, respectively. The 2010 mining program is expected to cost about $4.6 million, of which about $1.3 million has been used for capital equipment purchases.

Our goal beyond 2011 is to eventually ramp up production at Little Squaw Creek to approximately 30,000 ounces of gold per year in the future. The capital cost to do so is currently estimated to be approximately $20 million. We will also explore to see if it is possible to begin production at any of the other six alluvial gold targets at Chandalar.

At the date of this writing, we have yet to secure sufficient financing to accomplish the full scope of our planned 2010 exploration and mining activities. We estimated that it would require about $7 million to complete our 2010 plans for our Chandalar, Alaska property and to sustain our corporation at an appropriate operating level. To date, since we initiated fund raising efforts in the fourth quarter of 2009 to finance the 2010 mining plan, we have secured cash of approximately $2 million of the anticipated $7 million financing. We cannot assure that additional financing will be obtained on terms acceptable to us. Because we have been unable to secure the complete financing, we have deferred most of the planned exploration activities and have supported our mining activities by selling gold as it is produced, thereby financing a scaled down program. In this manner we believe we can support our 2010 mining operations and meet our contracted gold deliveries, lease commitments, and note payable obligations for 2010, but would then be required to raise additional funds at the conclusion of the mining season to fund 2011 and beyond. If we are ultimately unsuccessful in securing financing or mining gold in insufficient quantities to meet 2010 obligations, we would be required to renegotiate gold deliveries, return certain pieces of capital equipment and/or take the necessary measures to secure, maintain and protect our corporation and its assets until such time our financing efforts bear fruit.

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

The 2009 program has positioned us to rapidly move into commercial production in the 2010 mining season. We believe the financial risk incurred with our decision to opportunistically up-scale our 2009 test mining operation, particularly the larger wash plant, was timely and beneficial given the success of our test mining program. Our original budget for our 2010 mining program was:

Item/Task	Cost
Capital equipment	$ 1,303,000
Fuel	800,000
Production labor and burden	1,511,000
Production management	120,000
Mobilization/demobilization	290,000
Supplies and consumables	185,000
General management	180,000
Royalty	250,000
Total	$ 4,639,000

Due to the shortfall from plan in our total financing package, we are reducing our spending expectations by approximately $450,000, which is being reflected in reduced expenditures in Fuel, Production labor and burden, Supplies and consumables and Royalties when compared to the original budget.

Had we been successful in securing the full estimate of $7 million of financing, we would also have undertaken a hardrock exploration program of approximately $1.5 million and a placer gold drilling program as described above of approximately $1 million. Those drilling activities have been deferred until such time as sufficient financing is available to support the drilling plans.

This budget detailed above was programmed to provide us with the capacity to mine between 5,000 and 7,000 fine ounces of gold during the 2010 mining season. We now anticipate that our production will be in the range of 1,500 to 2,500 fine ounces. At current gold prices, with that adjusted range of production, we anticipate that we would be able to our meet 2010’s contractual obligations to third parties as they come due, but we would not be generating significant cash revenues from the sale of gold to self-finance our needs going forward. We cannot assure you that we will be successful in mining gold in these quantities.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. During the six months ended June 30, 2010, we raised cash of $625,037 by entering into notes payable in gold and raised additional cash of $1,090,800 through the sale of shares and warrants offered through a private placement offering. We used the funds received to make down payments on equipment and mobilize our field camp at our Chandalar property. We also entered into notes payable and a capital lease totaling $933,534 to acquire capital equipment.

We do not have sufficient cash or gold inventory as of June 30, 2010 to fund normal operations, pay for payments due under the capital leases and satisfy delivery of gold obligations under our notes payable in gold contracts, each of which is an obligation to the Company in the next 12 months.

We are currently building a recurring source of revenue in the form of gold production from an alluvial deposit, which is not yet sufficient to support normal company activities. Our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute on our 2010 mining plan. Our plans for the long-term return to, and continuation as, a going concern include financing our future operations through sales of our common stock and/or debt, sales of forward gold and the eventual profitable exploitation of our mining properties. Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating a number of alternatives for raising additional capital with potential investors, including additional notes payable in gold, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

On June 30, 2010 we had total liabilities of $3,840,450 and total assets of $3,282,474. This compares to total liabilities of $1,513,025 and total assets of $1,716,231 on December 31, 2009. As of June 30, 2010, the Company’s liabilities consist of $55,000 for environmental remediation, $1,744,723 in gold forward contracts, $533,029 in a capital lease and notes payable, $678,547 of trade payables and accrued liabilities, $534,959 due to related parties for deferred compensation and director fees. Of these liabilities, $2,800,081 is due within 12 months, including $429,734 of capital lease payments, and $103,295 in the current portion of notes payable and $1,053,546 representing the current portion of notes payable in gold. The increase in liabilities compared to December 31, 2009 is largely due to increased spending related to the preparation and commencement of our mining operations during the period ended June 30, 2010, note and lease obligations related to acquisition of equipment, the continuing deferral of payments on related party and consultant fees and the liability arising from new notes payable in gold sales. The increase in total assets was due to an increase in the purchase of equipment during the six months ended June 30, 2010, to execute our 2010 and future mining plans, and sale by the court of the Ackels equipment to satisfy a legal judgment which we can now recognize as a receivable arising from the Ackels lawsuit in which we prevailed in 2009.

Our principal source of liquidity during the respective six month periods ended June 30, 2010 and 2009, has been through the sale of equity instruments and notes payable in gold. During the six-month period ended June 30, 2010, we received cash proceeds of $625,037 on sales of approximately 701.78 ounces of gold under notes payable in gold contracts, of which $235,338 and approximately 214.59 ounces of gold were to related parties. We recognized a total of $69,223 interest expense on the related party notes payable in gold. We used cash of $597,053 to purchase capital equipment compared with $0 for similar investing activities during the respective six months ended June 30, 2009. Financing activities provided cash of $1,609,524 and $486,000 during the six months ended June 30, 2010 and 2009, respectively. We used cash in operating activities of $1,132,643 and $222,607 during the six months ended June 30, 2010 and 2009, respectively.

We currently do not have sufficient cash for company operations through the end of 2010. We believe that the sale of gold to be extracted during 2010 will fill our commitments under the notes payable in gold contracts and will provide operating capital for 2010 mining operations, and may eventually provide sufficient cash to finance further exploration activities on the hard rock prospects at Chandalar. We do not expect to be required to purchase gold on the open market to meet our gold delivery obligations. To assure the continuing operations of the Company through 2011, we will need to raise additional funds through profitable mining activities or additional debt or equity financings. We cannot give assurance that we will be successful in our mining plan or in attracting capital or debt on terms acceptable to us.

There was a severe deterioration in global credit and equity markets in 2007 through 2009, which continues in 2010. This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have improved somewhat in the first six months of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007. These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital and financing may not be available on terms acceptable to us or at all.

Equipment purchased with cash and capital lease:

During the six months ended June 30, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. The capital lease has a principal balance of $429,734 at June 30, 2010. This lease is secured by a security interest in the equipment with all minimum lease payments due within one year.

Equipment purchased with cash and notes payable:

During the six months ended June 30, 2010, the Company purchased equipment totaling $559,550, making payments of $134,891 in cash and financing $424,659 through notes payable to vendors from two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. The notes payable have principal balances of $243,618 and $153,869 at June 30, 2010, respectively. These loans are secured by a security interest in the equipment.

Private Placement Offerings

During the period ended June 30, 2010, the Company issued seven notes in principal amounts totaling $625,037. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under six of the notes, totaling $600,037, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as current as of June 30, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the six month period ended June 30, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

At June 30, 2010, the Company had outstanding total notes payable in gold of $2,106,479, less discounts of $361,755, which includes an unamortized fair value of the associated warrants of $109,229, for a net liability of $1,744,723. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.

Unit Private Placement: During the period ended June 30, 2010, the Company issued 3,636,000 units, at a price of $0.30 per unit, for gross proceeds of $1,090,800 in a private placement to fifteen investors. Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors, which will require the Company to file a registration statement with the SEC regarding the resale of the common shares issued as part of the units and the common shares issuable upon exercise of the warrants within 60 days of the final closing date of the unit offering.

The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

Our suit against Delmer and Gail Ackels was adjudicated favorably as reported in our 2009 10-K and during the period ended June 30, 2010 property belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. These proceeds were awarded to the Company as part of the $107,167 in damages awarded with the remainder due to Goldrich as property deemed abandoned as determined by the court in their Final Judgment. A receivable was recorded for the $144,000 which is reported in Other Income on the Income Statement as a Gain per ASC 450 Contingencies. It is unlikely that any future amounts will be received to satisfy the judgment awarded us in the lawsuit against the Ackels. Subsequent to the end of the quarter on July 1, 2010 the Company agreed to purchase the Ackel’s former equipment from the successful bidder for a sum of $158,400 from the party who purchased the equipment at the auction. The Company agreed to remit to the seller $120,000 of the cash deposited with the court and an additional $38,400 that is due by November 30, 2010.

Subsequent to the end of the quarter ended June 30, 2010, the Company produced approximately 580 troy ounces of gold, of which 415 ounces were delivered to, and sold through, a smelter for net cash proceeds of $559,843 to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended June 30, 2010 in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in favor of the Company concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2009 for a complete description of legal proceedings.

During the period ended June 30, 2010 property belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. These proceeds were awarded to the Company as part of the $107,167 in damages awarded with the remainder due to Goldrich as property deemed abandoned as determined by the Court in their Final Judgment. It is unlikely that any future amounts will be received to satisfy the judgment awarded us in the lawsuit against the Ackels.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Notes Payable in Gold: During the period ended June 30, 2010, the Company issued seven notes in principal amounts totaling $625,037. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under six of the notes, totaling $600,037, the holders have the option to elect by October 20, 2010 to: (1) accelerate the delivery of the gold to October 2010 based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. One holder of three of those notes totaling $200,037 has elected to accelerate delivery to October 2010 and the balance of the three notes is classified as current as of June 30, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified arm's length parties. These notes payable in gold are additive to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the period ended June 30, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

At June 30, 2010, the Company had outstanding total notes payable in gold of $2,106,478, less discounts of $361,755, for a net liability of $1,744,723. The Company expects to mine sufficient gold from its Chandalar property and does not expect to be required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet the distribution requirement, the Company may be required to purchase gold on the open market to meet its commitment, or may be required to renegotiate the terms of the notes with the holders to avoid default on the notes.

Unit Private Placement: During the period ended June 30, 2010, the Company issued 3,636,000 units, at a price of $0.30 per unit, for gross proceeds of $1,090, 800 in a private placement to fifteen investors. Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors.

The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

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

Date:  August 23, 2010

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 23, 2010

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer