Form 10-Q
period 2010-09-30
GOLDRICH MINING CO
filed 2010-11-22
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

 (Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2607 Southeast Blvd, Ste. B211
Spokane, Washington	99223-4942
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 15, 2010:     48,625,602

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

19

Item 4. Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

20

Item 3.  Defaults upon Senior Securities

20

Item 4.  (Removed and Reserved)

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(unaudited)
September 30, 2010 and December 31, 2009	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 763,444	$ 302,014
Value added taxes receivable	3,079	7,509
Prepaid expenses	172,965	51,171
Gold inventory	55,753	1,723
Other current assets	46,967	39,201
Legal judgment receivable	36,656	-
Total current assets	1,078,864	401,618

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,376,941	981,759
Mining properties and claims	334,053	332,854
Total property, plant, equipment and mining claims	2,710,994	1,314,613
Total assets	$ 3,789,858	$ 1,716,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 889,868	$ 142,839
Related party payable, deferred compensation and director fees	607,337	292,560
Current portion of equipment notes payable	264,433	-
Current portion of notes payable in gold, net of discounts	536,406	371,797
Current portion of notes payable in gold, net of discounts, related parties	881,625	394,677
Total current liabilities	3,179,669	1,201,873

Long-term liabilities:
Equipment notes payable	488,204	-
Notes payable in gold, net of discounts	407,391	235,844
Notes payable in gold, net of discounts, related parties	29,839	20,308
Accrued remediation costs	55,000	55,000
Total long-term liabilities	980,434	311,152
Total liabilities	4,160,103	1,513,025

Commitment and contingencies (Note 8)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 425,000 and 450,000 shares issued and outstanding, respectively, $850,000 liquidation
preference	425,000	450,000
Common stock; $.10 par value, 200,000,000 shares authorized; 48,625,602 and 44,369,606 issued and outstanding, respectively	4,862,560	4,436,960
Additional paid-in capital	9,483,171	8,552,478
Deficit accumulated during the exploration stage	(15,140,976)	(13,236,232)
Total stockholders’ equity (deficit)	(370,245)	203,206
Total liabilities and stockholders' equity (deficit)	$ 3,789,858	$ 1,716,231

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2010	2009	2010	2009	2010
Income earned during the exploration stage:
Royalties, net	$ -	$ -	$ -	$ -	$ 398,752
Lease and rental	-	-	-	-	99,330
Gold sales and other	1,807,452	11,070	1,807,452	53,022	2,445,407
Total income earned during the exploration stage	1,807,452	11,070	1,807,452	53,022	2,943,489

Operating expenses:
Costs of gold sales	1,107,351	10,785	1,107,351	56,046	1,704,364
Mine preparation costs	151,993	-	871,489	-	871,489
Exploration expense	-	87,370	359,494	283,997	5,569,339
Management fees and salaries	173,653	81,825	503,428	206,475	2,879,031
Professional services	27,415	27,574	143,598	126,253	1,763,756
Other general and admin expense	30,460	12,180	133,239	39,496	1,794,499
Office supplies and other expense	4,137	1,380	10,750	5,623	362,573
Directors' fees	-	-	5,600	9,600	736,875
Mineral property maintenance	7,788	-	23,799	-	130,690
Depreciation	138,440	61,971	332,990	155,146	961,959
Reclamation and miscellaneous	-	-	844	-	120,947
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Unrealized (gain) loss on gold inventory	-	(10,887)	-	6,613	-
Realized loss on gold inventory	-	10,887	-	10,887	-
Loss on disposal of mining properties and equipment	-	-	-	8,000	197,281
Total operating expenses	1,641,237	283,085	3,492,582	908,136	17,171,375

Other (income) expense:
Gain on legal judgment	7,184	-	(136,816)	-	(136,816)
Interest income	(4,195)	(394)	(4,662)	(1,026)	(283,920)
Interest expense and finance costs	66,229	78,619	361,469	98,252	1,256,297
Loss (gain) on foreign currency translation	(132)	83	(377)	2,411	77,529
Total other (income) expense	69,086	78,308	219,614	99,637	913,090

Net (income) loss	$ (97,129)	$ 350,323	$ 1,904,744	$ 954,751	$ 15,140,976

Preferred dividends	5,431	12,875	15,594	12,875
Net (income)loss available to common stockholders	$ (91,698)	$ 363,198	$ 1,920,338	$ 967,626

Net (income) loss available share-basic and diluted	$ nil	$ 0.01	$ 0.04	$ 0.02
Weighted average common share outstanding -basic diluted	48,607,717	44,219,712	46,727,422	43,142,322
Weighted average common shares outstanding – fully diluted	53,704,069	44,219,712	46,727,422	43,142,322

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (1,904,744)	$ (954,751)	$ (15,140,976)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	332,990	155,146	962,452
Unrealized loss on gold inventory	-	17,500	-
Loss on disposal of mining property	-	8,000	196,276
Loss on sale of equipment	-	-	4,388
Common stock, warrants, and options
issued for salaries and fees	131,515	7,560	998,856
Common stock issued for interest	-	14,466	196,110
Amortization of discount on notes payable in gold	232,962	88,567	411,787
Amortization of discount on convertible
debenture for value of warrant	41,639	-	191,639
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)

Change in:
Value added taxes receivable	4,430	16,721	(3,079)
Prepaid expenses	(121,794)	26,704	(172,965)
Gold inventory	(54,030)	(440,955)	(55,753)
Other current assets	(7,766)	16,662	(46,967)
Legal judgment receivable	(36,656)	-	(36,656)
Accounts payable and accrued liabilities	747,030	79,511	889,868
Accrued interest payable		(5,096)	-
Related party payable, deferred compensation and directors fees	314,777	188,836	607,337
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(319,647)	(781,129)	(9,981,634)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	1,500	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(637,736)	(354,842)	(2,135,561)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(1,200)	-	(505,090)
Net cash used - investing activities	(637,436)	(354,842)	(1,949,085)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	-	(7,560)	-
Proceeds from issuing convertible debenture	-	-	700,000
Proceeds from issuance of warrants in connection
with issuance of convertible debenture	-	-	150,000
Proceeds allocated to beneficial conversion feature
of convertible debenture	-	-	150,000
Payment of financing costs from cash proceeds of
convertible debenture	-	-	(100,000)
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,830
Proceeds from issuance of common stock and warrants, net of offering costs	1,132,774	870,000	7,214,819
Proceeds from notes payable in gold	625,037	250,000	1,785,037
Proceeds from issuance of preferred stock	-	(126,000)	475,000
Payments on capital lease payable and notes payable	(339,298)		(488,349)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	1,418,513	986,440	12,694,163

Net increase (decrease) in cash and cash equivalents	461,430	(149,531)	763,444

Cash and cash equivalents, beginning of period	302,014	219,724	-
Cash and cash equivalents, end of period	$ 763,444	$ 70,193	$ 763,444

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 1,091,935	$ 126,000	$ 1,240,988
Additions to property, plant and equipment paid in gold	$ -	$ -	$ 10,966
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ 1,000,000	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 25,000	$ -	$ 50,000
Warrants issued with notes payable in gold	$ 67,004	$ -	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 273,974
Capital lease satisfied with equipment notes payable	$ 335,190	$ -	$ 335,190

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

	September 30,	September 30,
For periods ended	2010	2009

Convertible preferred stock	2,550,000	2,850,000
Stock options	3,065,000	2,415,000
Warrants	2,510,513	485,833
Convertible notes payable in gold	1,185,185	-
Total possible dilution	9,310,698	5,750,833

For the nine month period ended September 30, 2010 and the three and nine month periods ended September 30, 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  For the three month period ended September 30, 2010, the Company had net income and common stock equivalents of 5,096,352 were included in the diluted earnings per share calculation.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of operations or stockholders’ equity (deficit).

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

Fair Value Measures

Our financial instruments consist principally of cash, equipment notes payable and notes payable in gold. These instruments do not require recurring re-measurement at fair value.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

Inventories

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the cost of mining the inventories incurred, prior to the refining process.

Revenue Recognition

Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at September 30, 2010 to fund normal operations and meet debt obligations for the next 12 months. During the nine month period ended September 30, 2010, the Company raised $625,037 by entering into notes payable in gold.  Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations which began during the quarter ending March 31, 2010. The Company also raised an additional $1,132,774 through the sale of stock and warrants as part of a Private Placement offering.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.  Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. In addition, the Company has sold notes payable in gold over the last two years, some of which have matured and are now payable.  The Company is currently unable to settle these notes payable in gold is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS

Pursuant to the terms of his contract, the Company’s Chief Operating Officer has elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the nine month period ended September 30, 2010, the Company accrued $125,850 of fees, with a total of $299,550 accrued in fees and expenses as of the end of the quarter.  The Company’s President and Chief Executive Officer has elected to defer his salary and we have accrued $135,000 in compensation and expenses for the nine months ended September 30, 3010, with a total of $171,290 deferred compensation and expenses as of the end of the quarter.

Additionally, an amount of $69,041 has been accrued for fees and expenses due to the Company’s Chief Financial Officer at September 30, 2010. And a total of $67,454 has been accrued for directors and related party consultants.

Total interest expense recognized for the nine months ended September 30, 2010, for notes payable in gold with related parties, including the amortization of discounts on those notes, was $134,820

On May 1, 2010, an employee of the Company was issued 100,000 shares of the Company’s stock. At the grant date fair value price of $0.44 per share. The shares were to be fully vested after the completion of nine months of service. The Company has expensed the cost of the shares on a straight-line basis over the terms of the employee’s service until the shares were expected to be fully vested in January 2011. However, on September 24, 2010, the employee resigned his position with the Company, forfeiting his stock grant.  Because the employee terminated his employment prior to the full vesting of the share grant, the Company reversed $33,934 compensation expense previously recognized for this stock grant

4.

NOTES PAYABLE IN GOLD

During the nine month period ended September 30, 2010, the Company issued notes in principal amounts totaling $625,037.  Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2011. Under six of the notes, totaling $600,037, the holders have the option to elect by October 20, 2010, to: (1) accelerate the delivery of the gold to October 2010, based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. Three holders of five of those notes totaling $500,037 have elected to accelerate delivery to October 2010, and the balance of the five notes is classified as a current liability as of September 30, 2010.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds is payable to qualified parties. These notes payable in gold are in addition to $960,000 already entered into by the Company in 2009 and recorded as liabilities for the year ended December 31, 2009.

Additionally, for each dollar of note payable in gold entered into during the nine month period ended September 30, 2010, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED:

At September 30, 2010, the Company had outstanding total notes payable in gold of $2,106,479 less discounts of $252,218 for a net liability of $1,855,261, with 555.11 ounces deliverable at October 31, 2010, 989.49 ounces deliverable at November 1, 2010, and 488.72 ounces deliverable at November 30, 2011. The Company did mine sufficient gold to meet its 2010 gold deliveries but chose to sell the gold to fund operations.

Subsequent to the period ended September 30, 2010, on October 31, 2010 and November 1, 2010, the Company did not make required payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represents default on these agreements.  As per the terms of the notes payable in gold contracts, the default terms require the Company to pay the lesser of prime rate plus 4% per annum or 8%, compound annually; this equates to $94,903 per year.  The Company is actively working with the note holders to negotiate extension or alternative settlement of these notes. The Company does not expect to be required to purchase gold on the open market to meet delivery obligations. A renegotiation may require a change in future accounting treatment to derivative accounting as required by ASC 815.

5.

CAPITAL LEASE

During the nine month period ended September 30, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through a lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. The lease is collateralized by the leased equipment with all minimum lease payments due within one year.  On September 29, 2010 the Company refinanced its lease.   The refinancing resulted in a termination of the capital lease and the establishment of two new equipment notes payable.  (See note 6)

6.

EQUIPMENT NOTES PAYABLE

During the nine months ended September 30, 2010, the Company purchased equipment totaling $559,550, making payments of $134,891 in cash and financing $424,659 through notes payable to two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. The notes payable have principal balances of $228,681 and $141,212 at September 30, 2010, respectively. On July 1, 2010 the Company agreed to purchase equipment for $158,400 from an individual (See Note 8).  The Company made a payment during the three months ended September 30, 2010 of $110,845, leaving a remaining balance of $47,555 to this individual due by November 30, 2010. On September 29 and 30, 2010 the Company entered into two notes payable of $246,678 and $88,511, respectively, to satisfy the capital lease (see Note 5).  These notes carry interest at 8.75% and required 36 monthly payments of $7,816 and $2,804.  Each of the notes is secured by a security interest in the respective equipment.

The principal amounts of the notes are due over coming years are as follows:

Year	Principal Due September 30,
2011	$ 264,433
2012	233,510
2013	219,678
2014	35,016
2015 and thereafter	-
Total	$ 752,637

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine-month period ended September 30, 2010, the Company issued 4,105,998 units, at a price of $0.30 per unit, for net proceeds of $1,132,774 in a private placement to investors.  Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

The following is a summary of warrants for September 30, 2010:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Warrants issued Nov and Dec, 2009	145,000	0.65	Nov & Dec 2011
Outstanding and exercisable at December 31, 2009	145,000
Warrants issued Feb through September, 2010	312,518	0.65	Feb through June 2012
Outstanding and exercisable at September 30, 2010	457,518
Class F Warrants: (Issued for Private Placement)
Warrants issued Jan through September, 2010	2,052,995	0.55	March through August 2012
Outstanding and exercisable at September 30, 2010	2,052,995
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2010	2,510,513	0.57

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connection with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. For the periods ended September 30, 2010 and 2009, the Company recognized share-based compensation for key employees of $35,918 and $0, respectively, for the three month periods, and $106,582 and $0, respectively, for the nine month periods, which represents the total weighted average grant-date fair value of the options granted and vested during the year.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

CONTINGENCIES AND COMMITMENTS

The Company has a royalty commitment on claims purchased from the Anderson family. The Company is obligated to pay 2% of gold it mines from these claims to the Anderson partnership.  For the 2010 mining season the Company owed the Andersons 4.55 troy ounces of gold, which the Company had in inventory.  The Company may, at its election, purchase the royalty from the Anderson Partnership no later than June 23, 2013 for a payment of $250,000.  If the Company elects to purchase the royalty once notice has been given, payment is due within 30 days.

The Company’s suit against Delmer and Gail Ackels was adjudicated favorably as reported in our 2009 10-K and during the period ended September 30, 2010, property and equipment belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. A portion of these proceeds were awarded to the Company totaling $107,167 in damages, with the remainder due to Goldrich as further damage claims are awarded by the court. A receivable was recorded for the $144,000, which is reported in Other Income on the Statement of Operations as a gain per ASC 450 Contingencies.  The Company has additional damage claims pending before the court, which may result in additional funds being awarded from the funds deposited with the court.

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

Chandalar, Alaska

The Chandalar gold property is currently our only mineral property.  We were attracted to the Chandalar district because of its similarities to other producing mining districts, its past positive exploration results, and the opportunity to control a large district containing hard rock, aggradational placers, large gold quartz-vein’s and adjacent unexplored target areas. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. Mesothermal ore deposits yield anywhere from less than 100,000 to over 10 million ounces of gold at 0.1 to over 1 oz/ton gold. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

During the first nine months of 2010, we purchased additional capital equipment, fuel and supplies to execute on our 2010 mining plan and transported all equipment and materiel to the Chandalar property via the winter ice road.    During the past three months the Company was able to complete all intended infrastructure projects planned for the 2010 mining season.  This included the completion of a camp capable of housing 50 employees, roads from the camp to the mine, new roads for drilling and exploration work, maintenance on existing roads and new buildings for gold processing and equipment maintenance.

For a complete description of our Chandalar, Alaska project please see our Form 10-K for the year ended December 31, 2009.

GOLDRICH
MINING COMPANY

BEAUFORT SEA
Alaska Pipeline Highway
CHANDALAR MINING DISTRICT
Barrow
Prudhoe Bay
Wainwright
Noatak
Wiseman
Coldfoot
Fort Yukon
ARCTIC CIRCLE
Kotzebue
Selawik
Winter road
Livengood
Taylor
Fairbanks
Yukon River
Nome
Norton Sound
Alaska
CANADA
St Lawrence Is
Alakanuk
Anchorage
Valdez
Juneau
Cordova
Kenai
Bethel
Homer
Prince William Sound
Nunivak Is
Cook Inlet
Ketchikan
Kodiak
BRISTOL BAY
Kodiak Is
GULF OF ALASKA
Perryville
Fort Randall
False Pass
King Cove
Pavlof Harbor
PACIFIC OCEAN
0 100 200 400 600
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at a latitude of about 67°30'. The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (Map 1). The center of the district is approximately 70 miles north of the Arctic Circle. Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

For a complete description of the access & geography of Chandalar please see our Form 10-K for the year ended December 31, 2009

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
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by the Alaska Superior Court and subject to Alaska Supreme Court appeal.
Airstrip
Road
Old Mine site
Winter Trail
W
E
Goldrich Mining Co. 2/22/10_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,270 acres (27 square miles) (Map 2), and which are maintained by us specifically for the exploration and exploitation of aggradational placer and lode gold deposits. The mining claims cover most of the known gold bearing zones within an area approximately five miles by eight miles.

For a complete description of the Chandalar mining claims please see our Form 10-K for the year ended December 31, 2009

Chandalar Geology and Mineralization - (Technical Description)

A complete technical description of the Chandalar mining district, its geology and mineralization is included in our Form 10-K for the year ended December 31, 2009.  In map 3 we present graphical representation of both hard rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

For a complete description of prior years’ exploration activities, and the interpretations of exploration and drilling activities please see our Form 10-K for the year ended December 31, 2009.

2010 Mining

The 2010 alluvial mining operation on Little Squaw Creek built upon the knowledge gained in the 2009 test mining operation, which is described our Form 10-K for the year ended December 31, 2009.

During the 2010 mining season we were unable to secure sufficient financing to accomplish the full scope of our planned exploration and mining activities. Because we were unable to secure financing to accomplish the full scope of our planned exploration and mining activities, we deferred most of the planned exploration activities to 2011 and focused on mining.  We were able to support our mining activities by selling gold for cash as it was produced. By doing so, we were able to support our 2010 mining, lease commitments, and equipment note payable obligations for 2010.  We will need to raise additional financing in 2011 to fully fund our mining and exploration program.

At the end of the 2010 mining season we had produced approximately 1,522 ounces of fine gold and 259 ounces of silver, with gross sales of $1,807,452.  This was a major milestone for the Company.  Because of the smaller scale operation, we were not able to produce enough gold to satisfy our notes payable in gold of approximately 1,544 in October and November 2010, and 489 troy ounces of gold in November 2011. We are currently in the process of renegotiating these contracts.

Our goal going forward is to continue to ramp up production at the Little Squaw Creek mine, eventually achieving full production of 30,000 ounces of gold per year. The capital cost to do so is currently estimated to be approximately $20 million. We will also explore to see if it is possible to begin production at any of the other six known alluvial gold targets at Chandalar.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. During the nine months ended September 30, 2010, we raised cash of $625,037 by entering into notes payable in gold and raised additional cash of $1,132,774 through the sale of shares and warrants offered through a private placement offering. We used the funds received to make down payments on equipment and mobilize our field camp at our Chandalar property.

We do not have sufficient cash or gold inventory as of September 30, 2010 to fund normal operations, pay for payments due under the equipment notes payable and satisfy delivery of gold obligations under our notes payable in gold contracts, each of which is an obligation to the Company in the next 12 months.

We are currently building a recurring source of revenue in the form of gold production from our Little Squaw Creek Mine, which is not yet sufficient to support normal company activities. During the quarter ended September 30, 2010, we sold 1,594 ounces of gold at market prices ranging from $1,156 to $1,306 per ounce, which yielded $1,807,452 in revenues to the Company.  Our plans for the long-term return to, and continuation as, a going concern include financing our future operations through sales of our common stock and/or debt, sales of notes payable in gold and the eventual profitable exploitation of our mining properties. Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required capital funds. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating a number of alternatives for raising additional capital with potential investors, including additional notes payable in gold, sales of convertible preferred shares, or forming relationships with lessees and joint venture partners.

On September 30, 2010 we had total liabilities of $4,160,103 and total assets of $3,789,858. This compares to total liabilities of $1,513,025 and total assets of $1,716,231 on December 31, 2009. As of September 30, 2010, the Company’s liabilities consist of $55,000 for environmental remediation, $1,855,261 in notes payable in gold contracts, $752,637 in equipment notes payable, $889,868 of trade payables and accrued liabilities, and $607,337 due to related parties for deferred compensation and director fees. Of these liabilities, $3,179,669 is due within 12 months, including $264,433 in the current portion of equipment notes payable and $1,418,031 representing the current portion of notes payable in gold. The increase in liabilities compared to December 31, 2009 is largely due to increased spending related to the preparation and commencement of our mining operations during the period ended September 30, 2010, note obligations related to acquisition of equipment, the continuing deferral of payments to related parties and consultant fees and the liability arising from new notes payable in gold sales. The increase in total assets was due to an increase in the purchase of equipment during the nine months ended September 30, 2010, to execute our 2010 and future mining plans, and sale by the court of the Ackels equipment to satisfy a legal judgment which we can now recognize as a receivable arising from the Ackels lawsuit in which we prevailed in 2009.

A principal source of liquidity during the respective nine month periods ended September 30, 2010 and 2009, has been through the sale of equity instruments and notes payable in gold. During the nine-month period ended September 30, 2010, we received cash proceeds of $625,037 on sales of approximately 701.78 ounces of gold under notes payable in gold contracts, of which $235,338 and approximately 214.59 ounces of gold were to related parties. We recognized a total of $134,820 interest expense on the related party notes payable in gold. We used cash of $637,736 to purchase capital equipment compared with $354,842 for similar investing activities during the respective nine months ended September 30, 2009. Financing activities provided cash of $1,418,513 and $986,440 during the nine months ended September 30, 2010 and 2009, respectively. We used cash in operating activities of $319,647 and $781,129 during the nine months ended September 30, 2010 and 2009, respectively.

We currently do not have sufficient cash to support the Company through 2011. We believe that the sale of equity or debt in the Company will provide sufficient cash to finance further operations and exploration activities of the Company. We have sold notes payable in the gold in the past to fund operations, a portion of these notes are now due. We are currently in negotiations with the note holders to restructure these agreements, we cannot guarantee we will be successful in renegotiating these agreement. To assure the continuing operations of the Company through 2011, we will need to raise additional funds through additional debt or equity financings. We cannot give assurance that we will be successful in attracting capital or debt on terms acceptable to us.

Equipment purchased with cash and capital lease:

During the nine months ended September 30, 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carries interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualifies as a capital lease. The lease was satisfied according to terms on September 30, 2010 when the Company entered into loans payable as described below.

Equipment purchased with cash and equipment notes payable:

During the nine months ended September 30, 2010, the Company purchased equipment totaling $559,550, making payments of $134,891 in cash and financing $424,659 through notes payable to two equipment vendors. The amounts financed consists of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month note for $166,280 at 7.9% interest per annum with monthly payments of $5,204. The notes payable have principal balances of $228,681 and $141,212 at September 30, 2010, respectively. On July 1, 2010 the Company agreed to purchase equipment for $158,400 from an individual.  The Company made a payment during the three months ended September 30, 2010 of $110,845, which leaves a remaining balance of $47,555 to this individual due by November 30, 2010. On September 30, 2010, the Company entered into two notes payable of $246,678 and $88,511, respectively, to satisfy the capital lease that would come due on October 15, 2010.  These notes carry interest at 8.75% and require 36 monthly payments of $7,816 and $2,804. Each of the notes is secured by a security interest in the respective equipment.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of the Company’s securities made during the quarter ended September 30, 2010.

Subsequent Events

Subsequent to the period ended September 30, 2010, on October 31, 2010 and November 1, 2010, the Company did not make required payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represents default on these agreements.  As per the terms of the notes payable in gold contracts, the default terms require the Company to pay the lesser of prime rate plus 4% per annum or 8%, compound annually.  This equates to the Company paying $93.903 per year in interest to the notes payable in gold holders.  The Company is actively working with the note holders to negotiate extension or alternative settlement of these notes. The Company does not expect to be required to purchase gold on the open market to meet delivery obligations. A renegotiation may require a change in future accounting treatment to that of derivative accounting as required by ASC 815.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

Accounting for Precious metals inventories which include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the cost of mining the inventories incurred, prior to the refining process.

•

Recognition of Revenue on sale of gold produced at the Company’s Chandalar mining operation. Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended September 30, 2010 in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in favor of the Company concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2009 for a complete description of legal proceedings.

During the period ended September 30, 2010 property belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. A portion of these proceeds were awarded to the Company as part of the $107,167 in damages awarded.  Additional damage claims are pending with the court, for which the Company has recorded a receivable.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Unit Private Placement: During the period ended September 30, 2010, the Company issued 470,000 units, at a price of $0.30 per unit, for gross proceeds of $141,000 in a private placement to two investors. Each unit consists of one share of common stock and one-half common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof and in such case the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors.

The units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

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

Date:  November 22, 2010

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 22, 2010

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer