Form 10-K
period 2010-12-31
GOLDRICH MINING CO
filed 2011-03-21
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $12,722,299 as of June 30, 2010

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2011 was 67,524,210.

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

ALLUVIAL GOLD: Gold found in association with water-worn material (See Placer Gold).

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

DORE: Gold and silver bullion which remains in a cupelling furnace after the lead has been oxidized and skimmed off.

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

GLACIOFLUVIAL: Pertaining to the meltwater streams flowing from wasting glacier ice and to the deposits and landforms produced by such streams, as kame (low mound or hummock of stratified sediments) terraces and outwash plains; relating to the combined action of glaciers and streams.

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

PLACER GOLD: Gold occurring in its natural fineness in more or less in nuggets, grains, flakes or dust and obtainable by washing unconsolidated sand, gravel, etc. in which it is found. Also called alluvial gold, stream gold and wash gold, raw gold and native gold.

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

RAW GOLD: A miner’s synonym for Placer Gold (See above).

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

SEC INDUSTRY GUIDE 7: This is the United States’ reporting standard for the mining industry for securities purposes. It is contained in a publication of the United States Securities and Exchange Commission (“SEC”) known as Industry Guide 7, which summarizes requirements for disclosure by mining companies. It defines proven and probable Reserves using its own definitions, and prohibits the disclosure of quantitative estimates for all mineralization other than in those two Reserve categories. Similarly, it restricts disclosure of value of estimates to Reserves only, which the SEC policy generally requires to be on a historic cost accounting basis.

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

GOLDRICH MINING COMPANY

FORM 10-K

December 31, 2010

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

27

ITEM 2.  PROPERTIES

27

ITEM 3.  LEGAL PROCEEDINGS

35

ITEM 4. REMOVED AND RESERVED

36

PART II

37

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

37

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

42

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

46

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

83

ITEM 9A.  CONTROLS AND PROCEDURES

83

ITEM 9B.  OTHER INFORMATION

83

PART III

84

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

84

ITEM 11.  EXECUTIVE COMPENSATION

89

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

93

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

96

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

98

PART IV

99

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

99

SIGNATURES

101

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operation” of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Cautionary Note to U.S. Investors: The United States Securities and Exchange Commission (“SEC”) permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on our website and in our news releases and reports, such as “measured,” “indicated,” “inferred,” and “resources”, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely this disclosure in our Form 10-K which may be obtained from us, or from our website at www.goldrichmining.com.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

ITEM 1. BUSINESS

Overview

We are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we have conducted limited production of gold on one of our gold prospects, Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”).

Incorporated in 1959, we have been a publicly traded company since October 9, 1970. We changed our name from Little Squaw Gold Mining Company (trading symbol LITS) to Goldrich Mining Company (trading symbol GRMC) in 2008, as our Board of Directors believed it was no longer appropriate for the Company's name to be limited by its initial, historic beginnings at Chandalar, Alaska. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com.  Information contained on our website is not part of this annual report.

Our only mineral property at this time is the Chandalar property, located in northern Alaska. The property is 190 air miles north of Fairbanks, a full-service support center for the oil and mining industry, and 50 miles east of the Dalton Highway, a major all-weather north-south route that links Fairbanks to the Prudhoe Bay oil fields on the Arctic Ocean to the north. The property is largely on land owned by the State of Alaska, which is one of the more active and highly ranked mining jurisdictions in the world. The property is comprised of approximately 17,560 acres (7,106 ha) of mineral rights, 100% owned by Goldrich, consisting of 23 patented Federal mining claims and 164 unpatented State of Alaska mining claims.

Goldrich has established a substantial exploration infrastructure at the property, including a 25-person camp, heavy and light-duty equipment, a 4,400-foot airstrip, and a network of roads that offer all-weather access to all of the major gold prospects. Current surface access to the camp from the Dalton Highway is restricted to the winter months via a winter trail from Coldfoot along the Dalton Highway. The State of Alaska recently obtained the right to construct a permanent all-season road along this trail which, when built, will allow year-around surface access to the project site.

The Chandalar property contains both our Chandalar hard-rock (lode) gold project and the Little Squaw Creek alluvial gold mine. The area has a long prospecting and mining history dating to the discovery of placer gold deposits in 1905, soon followed by the discovery of more than 30 separate high-grade lode gold mineralization prospects. Over the next 80 years the lode gold mineralization occurrences were intermittently explored or mined by various small operators, but because of the district’s remote location the readily mineable alluvial gold deposits received the most attention. As a result of our exploration, we have discovered gold mineralization disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold mineralization at Chandalar.

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits which have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial production on our Chandalar property, it currently does not contain any known probable (indicated) or proven (measured) ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar is undeterminable at this time.

Although we have done some work developing the alluvial gold mine, our main focus is to develop the Chandalar lode gold mineralization exploration targets, as we believe this will maximize shareholder value. Subject to financing, we are planning an aggressive diamond-core drilling program on the hard-rock exploration targets, which are believed to be the sources of the alluvial gold deposit. A secondary focus, also contingent upon financing, is continued gold production from our alluvial gold deposit. We produced approximately 500 and 1522 ounces of fine gold in 2009 and 2010, respectively, from the Little Squaw alluvial gold mine.

During the last several years, the most important factor affecting our exploration has been our inability to secure sufficient financing. While we were able to secure some financing, through the sale of gold future contracts, preferred shares, and private placements, it was primarily for the development of the Little Squaw alluvial gold mine and not the development of our main target, the Chandalar hard-rock gold project.  We believe the improvement in U.S. financial markets since 2008 and the dramatic rise in the price of gold have increased interest in companies that explore for gold. We also intend to seek a listing of our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the FINRA OTCBB in the U.S. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced small amounts of gold mainly from placer deposits, but also from bedrock lodes consisting of high-grade gold-quartz veins. We were incorporated in 1959 for the purpose of acquiring and consolidating diversely owned gold mining claims of the Chandalar mining district. Our operations during the 1960s resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of gold from underground workings, which was marginally profitable.

Total recorded gold production from the Chandalar property, as contained in the Company’s historical records, currently stands at about 86,581 ounces of fine gold, although actual historic production was probably much greater than the recorded production. Of this total, recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 8,192 ounces of fine gold from 11,884 tons processed in the Mikado mill by lessees after 1970. Historical records in the Company’s files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not ore reserves as defined in the SEC Industry Guide 7. Approximately 78,412 ounces of the total gold production came from placer deposits of which 2,022 ounces were from gold production in the last two years from the Little Squaw Creek alluvial gold mine. Most of the remaining placer production was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

Between 1929 and 1938 previous owners obtained U.S. patents to federal mining claims totaling 426.5 acres. In 1972 and 1976, we acquired all of the patented and unpatented federal lode mining claims in the Chandalar district except for seven unpatented federal lode mining claims held by the Anderson Partnership. The patented federal claims are fee simple land. In 1978, we acquired all of the unpatented federal placer mining claims in the Chandalar district. In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the 105 unpatented federal lode and placer mining claims were re-staked as State of Alaska Traditional mining claims. Unlike the federal government, the State of Alaska does not distinguish between lode and placer mining claims and accordingly all state mining claims are treated the same under the state’s mining statutes.

The Company, in austere times, relinquished 86 of its State of Alaska mining claims during 2000 and 2001. Starting the year 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased the seven Traditional mining claims, which had also been re-staked as State of Alaska mining claims, from the Anderson Partnership for $35,000. In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one Traditional 40-acre claim and another eight 160-acre MTRSC claims. In 2005, we staked one more 160-acre MTRSC claim. In 2006, we staked twenty-nine more 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five more 160-acre MTRSC claims. with twelve more 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc.

In 2010, we purchased nine more 40-acre MTRSC claims at a public auction, thereby increasing our Chandalar property to its present size of 164 contiguous State of Alaska mining claims forming a block covering about 17,565 acres, and within which our 23 patented federal mining claims are enclosed. (See the Legal Proceedings section of this document).

During the 1970s and early 1980s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when about 8,192 ounces of fine gold were recovered from the milling of 11,884 tons which averaged about one ounce of gold per ton. The material was extracted from surface and underground workings on three of four mineralized quartz structures lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of raw gold from placer operations, which is equivalent to about 13,287 ounces of fine gold. We estimate that approximately another 1,400 ounces of raw gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past production of native (or raw) gold on the property has been previously reported as being 848 fineness (1,000 fine is pure gold). Analyses from our recent production finds the gold to average 844 fineness, or 84.45%, and contains 13.88 % silver plus 1.68% impurities such as copper and iron.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review by interested persons. A few conclusions from his report are incorporated in this section.

In November of 1989 and May of 1990 we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw (placer) gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. Anderson Partnership), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.

During the spring of 1990, Gold Dust Mines, Inc. (the lessee) transported about $2.6 million in capital equipment to our Chandalar mining claims over the winter haul road from the town of Coldfoot, located on the Alaska pipeline highway, also known as the Dalton highway. This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek drainages. During 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

An amendment to the mining lease in 1996 reduced Gold Dust’s Chandalar placer mining rights to only Big Creek and its tributary, St. Mary’s Creek, and accordingly the annual advance lease payment was reduced to $7,500. During 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.  There was no mining conducted in 2000, 2001 or 2003. Since 1999, however, Gold Dust failed to pay the $7,500 annual lease fee and failed to make the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid. In February 2000, the owners of Gold Dust, Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust’s obligations to us) declared a Chapter 7 bankruptcy, which the court discharged in May of 2000. Our mining lease with Gold Dust was the sole asset of Gold Dust. (See the Legal Proceedings section of this document.)

In the late summer of 1997, we executed a placer mining lease with Day Creek Mining Company, Inc., an Alaskan corporation. The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. It did not include the Big Creek and St. Mary’s Creek drainages, which were leased to Gold Dust Mines, Inc. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results downstream from the Mello Bench on upper Little Squaw Creek. Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated by us giving a declaration of forfeiture to the lessees in February of 1999. The lessee did not contest the declaration of forfeiture.

We allowed most of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. That financial crisis was precipitated by the failure of Gold Dust Mines to make its 1999 annual mining lease payment to us and their failure to have paid the annual state mining claim rental on the claims covered by the mining lease as required by the lease. The individuals who own Gold Dust Mines, Inc. (Mr. & Mrs. Delmer Ackels) continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002 on the basis of a verbal agreement between our former management and Gold Dust to extend its mining lease. The existence of this extension of the lease was later contested by the Ackels (Gold Dust) in civil court proceedings whereby a trial jury determined in favor of Goldrich that the lease had been extended by the course of conduct of the parties from October, 1999 to October, 2003. Consequently and subsequently, a Final Ruling by the civil court awarded title to the 20 claims the Ackels staked in this interim on Big Creek and Little Squaw Creek to us. In 2010, the Ackels appealed the civil court’s Final Ruling in the Alaska Supreme Court. See the Legal Proceedings section of this document.

We did not accomplish any physical work on our Chandalar property during 2003 other than the location of additional state mining claims. These new claims include all of the area previously covered by those claims dropped in 2000, and expanded our coverage of the mining district as well. All of our pre-2003 state mining claims were maintained in good standing by carrying forward and applying to their 2003/2004 annual state mandated assessment work requirements the value in excess of the minimum annual labor requirements built up from previous years. Any values in excess of the required annual amount can be carried forward as a credit for up to four years.

Since 2003 we have accomplished work on all of our Chandalar mining claims sufficient to meet all annual state assessment work requirements, and assessment work affidavits for such have been duly and timely recorded in the appropriate recording district (Fairbanks, AK).

In 2003, Goldrich Mining Company came under new control, with Richard R. Walters taking over as our President. Since then, new board members have been elected and a new management team has been assembled, with William V. Schara replacing Mr. Walters as President and Chief Executive Officer in late 2009. Mr. Walters retired at the beginning of 2011 but will continue as a director of the Company and a technical consultant to the Chandalar project. We believe the makeup of the Board of Directors and management provides us with operational strength and a competitive edge in the industry. Our board members cumulatively have hundreds of years combined experience in the mining industry, and our management team has great depth of experience.

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

In 2004 we also commissioned a remote sensing technical study of the Chandalar district by another independent contractor who studied high altitude air photography available for the region. The purpose of the study was to identify geological structures that may be associated with gold occurrences in a schist belt containing greenstones. Numerous geological features, mostly linear and curvilinear, were identified. Major linears, especially where they may form a regional rift, are an excellent exploration tool in the search for gold. The consultant recommended making field examinations of known gold occurrences associated with the linears and other structural features identified by the study.

During the 2004 summer field season at Chandalar, using independent certified professional geologists, we followed up on the work recommended by the remote sensing consultant’s studies. This program ended a twenty-year hiatus of hard-rock exploration on the property, and it involved a photo geologic lineament study, expansion of the claim block to catch outlying vein showings and reconnaissance sampling of rocks, soils and stream sediments for geochemical analyses. The lineament study identified fifty-nine sites thought to be favorable for discovery of mineralization. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found.

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

The 2007 Chandalar exploration program expanded our understanding of several hard-rock gold prospects through trenching and associated sampling. In all, forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected and analyzed. Forty-five trenches for 5,927 feet were accomplished using an excavator, of which 4,954 feet cut into bed rock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

In 2007, a reverse circulation drilling program was also conducted on the Little Squaw Creek drainage. A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent geological contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, ore valuation, and report the results of their work. The independent contractor was also charged with the drill sample security.

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents was completed by March of 2008. From these results, we concluded we have discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economic to mine under prevailing gold prices.

In 2009 we successfully completed an alluvial gold mining test on Little Squaw Creek. The pilot program involved a full-scale mining test that produced approximately 594 “raw” ounces of placer gold, equivalent to about 500 ounces of fine gold. The test mining yielded valuable geologic, mining and engineering data that encouraged us to ramp-up the project into production in the spring of 2010.

During the summer of 2010 we were able to start a small mining operation at our Little Squaw Creek alluvial deposit, the site of our previous test mining operation, known as the Little Squaw Creek Gold Mine. This was a major milestone for the Company, although full realization of the intended project was inhibited by a shortage of working capital. By the end of the 2010 mining season we had produced 1,906 ounces of gold concentrate from which approximately 1,522 ounces of fine gold and 259 ounces of fine silver were produced, bringing us gross sales proceeds of $1,904,124. Our goal going forward is to return our focus to hard-rock exploration and we are reviewing several possibilities, including the engagement of a joint venture partner or lessor, to annually increase production at the Little Squaw Creek Gold Mine to eventually achieve a designed production of up to 30,000 ounces of gold per year. To accomplish future production, we will be required to obtain permits and resolve the current non-compliance with our Small Mines permit, as described below in Environmental Risks. We do not anticipate that this will delay or limit our ability to execute any of our mining plans in the future.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel. Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a lessee of the property at the time, overstaked four of our Traditional state mining claims in his own name. We filed a civil suit to clear title to those claims and were successful. We were also awarded title to 20 other claims Mr. Ackels had staked during his mining lease with us. See the Legal Proceedings section of this document.

Employees

In October 2009, William Schara began employment as President and Chief Executive Officer of the Company. He voluntarily elected to defer 100% of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. We rely on consulting contracts for some of our management and administrative personnel needs, including the persons who act as our Chief Operating Officer and Chief Financial Officer. The contracts for these two officers expired on December 31, 2009, but the individuals continued to provide services to the Company under the same terms of those expired contracts. Richard Walters, the Chief Operating Officer during 2010, also deferred 100% of his salary until November 2010. Mr. Walters retired as an officer of the Company on January 1, 2011 but will continue to be a director and provide technical consulting services to the Company. New contracts will be negotiated and approved by the Board when the success of the current financing efforts has been determined during coming months. The terms of the contracts may be revised to reflect our ability to pay for services from cash resources. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. During the summer season of 2010, we had as many as 26 employees and contractors on site at Chandalar.

Seasons

We conduct exploration activities at Chandalar, currently our only property, between late Spring and early Autumn. Access during that time is exclusively by airplane. All fuel is supplied to the camp site by air transport. Access during winter months is by ice road, snowmobile and ski-plane. All heavy supplies and equipment are brought in by trucking over the ice road from Coldfoot. Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60 to 80° Fahrenheit. Freezing temperatures return in late August and freeze-up typically occurs by early October. Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods. Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow. Winter snow accumulations are modest. The area is essentially an arctic desert.

Regulation

Our mineral exploration activities are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, land use, water use, land claims of local people and other matters involving environmental protection and taxation. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner which could limit or curtail exploration at our property. It is possible that future changes in these rules or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Taxes Pertaining to Mining

Alaska has a tax and regulatory policy that is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States. The mining taxation regimes in Alaska have been stable for many years. There is regular discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the State of Alaska's tax regimes. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property. Although management has no reason to believe that new mining taxation laws which could adversely impact our Chandalar property will materialize, such event could and may happen in the future.

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated annual mining claim rental beginning at $0.50/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All qualified new mining operations are exempt from the mining license tax for 3 1/2 years after production begins.

Environmental Risks

Our Chandalar property contains an inactive small mining mill site on Tobin Creek with tailings impoundments, last used in 1983. The mill was capable of processing 100 tons of ore per day. A total of 11,884 tons were put through the mill, and into two small adjacent tailings impoundments. A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “Alaska DEC”) to the Alaska Division of Mining of the Department of Natural Resources (the “Alaska DNR”) states: “Our samples indicate the tailings impoundments meet Alaska DEC standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990. We subsequently reclaimed the tailings impoundments, and expect that no further remedial action will be required. Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. There has been no correspondence with the Alaska DEC regarding this matter in recent years, and we are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to check the readings taken in 1990 or prior. The results of this sampling re-confirm the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. At December 31, 2010, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. The Company joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. Our mining operations have to date disturbed approximately forty-six acres. Consequently, we are currently not in compliance with our issued permits. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. The Company intends to achieve mining permit compliance by getting the Small Mines permit converted to, or re-issued as, an Individual Permit. An Individual Permit allows for as much mining ground disturbance as needed but requires a more elaborate application and lengthy process, including public hearings, to obtain. This could delay any expansion of the Little Squaw Creek Gold Mine.

Title to Properties

We hold 187 mining claims of which 23 are patented claims and 164 are State of Alaska unpatented mining claims. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to non-interfering uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. There are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims and possible conflicts with other claims are not always determinable from descriptions contained in them. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600.

The validity of an Alaska state unpatented mining claim depends on (1) the claim having been located on state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all our claims at Chandalar. Although we have no cause to believe so, the unpatented state mining claims we own or control may be invalid or the title to those claims may not be free from defects. Our claims may be contested by the Alaska state government or challenged by third parties, which in the case of a few claims it has been by Gold Dust Mines, Inc. (See the Legal Proceedings section of this document). We have attempted to acquire and maintain satisfactory title to our Chandalar mining property, but we do not normally obtain title opinions on our properties in the ordinary course of business, with the attendant risk that title to some or all segments our Chandalar property, particularly title to the State of Alaska unpatented mining claims, may be defective.

An important part of our Chandalar property is patented federal mining claims owned by us, except for a 2% mineral production royalty held by our former management (Anderson Partnership). Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. We hold an option to purchase that 2% royalty for $250,000 cash on or before June 23, 2013.

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

In December 2008 following a three week trial, we received favorable jury verdicts from the Alaska Superior Court to settle a civil complaint we filed on February 16, 2007, against Gold Dust Mines, Inc., and its sole owners, Delmer M. Ackels and Gail E. Ackels (defendants) who are former lessees of the Chandalar property, for mining claim jumping and trespass. Additionally, the court made several rulings during the trial that were also favorable to us. The final judgment of the court mirrors the findings of the jury and was entered in favor of the Company on March 4, 2009 in the amount of $107,167, as amended, for trespass damages, attorneys' fees, and costs. It also quieted title to all our contested mining claims and all other mining claims located in 2003 by the defendants in the name of Goldrich, ejected the defendants from all of our mining claims and dismissed their counterclaim with prejudice. In May 2009, the defendants appealed Goldrich's Final Judgment in the Superior Court litigation to the Alaska Supreme Court. The parties have completed filing briefs with and presenting oral arguments to the Supreme Court. A ruling on the appeal is expected to take approximately a year. At this point, we believe a significantly unfavorable outcome and any loss is unlikely.

In June 2010, the defendants filed a second appeal to the Alaska Supreme Court, appealing the Final Judgment for Post-Judgment Reclamation Costs. The defendant’s briefing of this appeal wa scheduled to be completed by the end of 2010. As of December 31, 2010, we had been notified the briefing was not timely filed. This appeal could take upwards of a year and a half to complete.

On May 4, 2009, the Ackels reopened their 2000 bankruptcy case to file an adversary complaint against us for alleged violations of their bankruptcy discharge, seeking money damages in the amount of $560,000 and the reinstatement of title to unidentified mining claims. On September 30, 2009, the bankruptcy court dismissed the Ackels' complaint with prejudice as without merit. In January 2010, the Ackels attempted to appeal the court's dismissal to the Ninth Circuit Court of Appeals Bankruptcy Appellate Panel (“BAP”), but their appeal was dismissed procedurally as untimely. The Ackels then purported to appeal the BAP's dismissal to the Ninth Circuit Court of Appeals, and filed a motion for reconsideration in the BAP. In March 2010, the BAP summarily denied the Ackels' motion for reconsideration. In August 2010, the Ninth Circuit Court of Appeals summarily dismissed the appeal as untimely, and the Ackels’ moved for reconsideration. On November 9, 2010, the Ninth Circuit clarified its dismissal of the Ackels’ appeal for lack of jurisdiction. There are currently no pending or unresolved issues relating to this matter.

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

A complete discussion of the litigations we are engaged in with the Ackels and their company, Gold Dust Mines, Inc., appears in the Legal Proceedings section of this document.

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

Risks Related to Our Operations

We have no proven or probable reserves on our Chandalar property and we may never identify any commercially viable mineralization.

We have no probable or proven reserves, as defined in SEC Industry Guide 7, on our Chandalar gold exploration property. On April 20, 2008, we received an internal report by an independent registered mining engineer hired by us to make a preliminary economic assessment of our alluvial gold deposit on the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property. A revised, more in-depth study of the engineer’s economic scoping study was submitted on January 29, 2009. It concludes that continued drilling exploration and mineral engineering studies of the gold-bearing gravels on Little Squaw Creek to determine the economic viability of mining them is justified. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase the postulated mine life and lower projected unit costs.

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

We do not purport to have an SEC Industry Guide 7 compliant mineral reserve on our Chandalar, Alaska mining property. We, however, believe that an important quantity of mineralized material has been defined by our drilling and the past two seasons of mining and producing gold from the alluvial deposit.

We have limited history of commercial production.

We have limited history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. The recorded historical production since 1904 totals 86,581 ounces of fine gold (not all of the gold production has been recorded). Between

1979 and 1999 we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983 lode production from operations of our lessees was 8,192 ounces of fine gold produced from 11,884 tons of mined rock. Historical records in the Company’s files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009 the Company successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010 the Company expanded the mine into small scale production. By the end of the 2010 mining season we had produced approximately 1,522 ounces of fine gold and 259 ounces of fine silver from 1,906 ounces of “raw” gold concentrates. It is uncertain if we can continue mining at this rate, and the establishment of a large scale mining operation at Chandalar will require the commitment of substantial resources toward exploration work and the completion of economic feasibility studies. We currently do not have sufficient funds to completely explore the property nor to complete a mining feasibility study should important quantities of mineralization beyond that already known be found. We expect to incur substantial losses for the foreseeable future related to operating expenses, exploration activities and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue exploration activities. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not generate any revenues or achieve profitability.

We have future gold delivery obligations under certain outstanding notes and unless we can produce enough gold to satisfy such gold delivery obligations, we may be required to renegotiate the terms of the notes or convert the notes to equity to avoid default on the notes.

At December 31, 2010, a portion of the Company’s notes payable in gold outstanding, with an aggregate principal amount of $455,235 less unamortized discounts of $85,285 for a net liability of $369,950, obligate the Company to deliver 406.18 ounces of fine gold by November 30, 2011. Additionally, the terms of certain 2010 obligations to deliver ounces of alluvial gold under notes payable in gold outstanding have been extended, with an aggregate principal amount of $205,478 less discounts of $55,478 for a net liability of $150,000, obligate the Company to deliver 219.89 ounces of alluvial gold by November 1, 2012. The Company is not in default on these notes. Unless the Company can produce enough gold to satisfy such gold delivery obligations, the Company may have to renegotiate the terms of the notes or convert the notes to equity to avoid default on the notes. The Company may purchase gold on the open market to satisfy the gold deliveries, but is not required to do so under the terms of the notes. In the current trend of rising gold prices, purchasing gold on the open market may be at a significant cost to the Company. Unless the Company is able to satisfy the notes by delivery of gold, renegotiation, conversion, or raise additional financing, the Company may need to sell some or all of its assets to raise the funds necessary to satisfy its delivery obligations under the notes, and investors may lose all or part of their investment in the Company. A renegotiation may require offering advantageous terms, such as increased interest rates, to the holders of the notes and may require a change in future accounting treatment to derivative accounting as required by ASC 815.

We are currently not in compliance with a mining permit on our Chandalar property which could delay the expansion of our mining operation and our ability to produce gold.

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit on Little Squaw Creek restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. Reclamation bonding is mandatory for mines involving ground disturbances of more than five acres. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres. The Company participates in the State Wide Bonding Pool for small miners, and has posted bonds for twenty acres of disturbance. Consequently, the Company is currently not in compliance with its Small Mines permit for Little Squaw Creek. The Company intends to achieve mining permit compliance by getting the Small Mines permit upgraded to, or re-issued as, an Individual Permit, which is required for all mining operations covering more than ten acres. An Individual Permit allows for as much mining ground disturbance as needed but the application process is more costly and time consuming and there is no guarantee that the Company will be granted an Individual Permit. The Company does not anticipate incurring any penalty for no longer being in compliance with the Small Mines permit. However, further expansion of Little Squaw Creek will be delayed until the Company obtains an Individual Permit. There is also no guarantee that the Company will be granted an Individual Permit for Little Squaw Creek. Until the Company obtains an Individual Permit for the Little Squaw Creek, the Company’s ability to produce gold at Little Squaw Creek will be restricted. This could impact the 2011 mining season and our ability to service notes payable in gold due in 2011.

Chandalar is located within the remote Arctic Circle region and exploration and production activities may be limited by climate and location.

While we have conducted test mining and minor gold mining production in recent years, our current focus remains on exploration of our Chandalar property. With our current infrastructure at Chandalar, the arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze up in mid-September. The remote location of our Chandalar property limits access and increases exploration expenses. Costs associated with such activities are estimated to be between 25% and 50% higher than costs associated with similar activities in the lower 48 states in the United States. Transportation and availability of qualified personnel is also limited because of the remote location. Higher costs associated with exploration activities and limitations for the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned activities and could negatively affect the value of our property and securities.

We are required to raise additional capital to fund our exploration and production programs on the Chandalar property.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We will require additional financing in 2011 and beyond to fund exploration of and production on our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. We estimate that we will require substantial additional financing thereafter, the level of which will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

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

These unprecedented disruptions in the current credit and financial markets have had and continue to have a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Our mineralized material estimate is based on a limited amount of drilling completed to date.

The internal report of Paul L. Martin on the mineralized material estimate and data analysis for the Little Squaw Creek Alluvial Gold Deposit on our Chandalar property is based on a limited amount of drilling completed during our 2006 and 2007 drilling programs. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of mineralized materials will ever be established as proven and probable reserves as defined in SEC Industry Guide 7. Any mineralized material or gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

Our exploration activities may not be commercially successful.

Our operations are focused on mineral exploration, which is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The focus of our current exploration plans and activities is conducting mineral exploration and deposit definition drilling at Chandalar. The success of this gold exploration is determined in part by the following factors:

•

identification of potential gold mineralization based on analysis;

•

availability of government-granted exploration permits;

•

the quality of our management and our geological and technical expertise; and

•

capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to determine metallurgical processes to extract metal, and to establish commercial mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit at Chandalar would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Any mineralized material or gold resources that may be discovered at Chandalar may be of insufficient quantities to justify commercial operations.

Actual capital costs, operating costs, production and economic returns may differ significantly from those anticipated and there are no assurances that any future development activities will result in profitable mining operations.

We have limited operating history on which to base any estimates of future operating costs related to any future development of our properties. Capital and operating costs, production and economic returns, and other estimates contained in pre-feasibility or feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs for any future development activities will not be higher than anticipated or disclosed.

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

If we make a decision to exploit our Chandalar property and build a large gold mining operation based on existing or additional deposits of gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world. These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

We may be adversely affected by a decrease in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals. Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any economic assessment estimates of mineralized material on our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated quantities of commercially viable mineralized material at Chandalar and would affect only the resultant cash flow. Because any future mining at Chandalar would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

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

Beginning in 2008, we have been engaged in legal action to defend our property rights against another party. A complete discussion of the complaint we filed and the rulings obtained against the defendants Mr. & Mrs. Ackels and their company, Gold Dust Mines, Inc., together with information on any appeals, appears in the Legal Proceedings section of this document.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our Chandalar property. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement a plan that may not lead to commercially viable operations in the future.

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

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters in the United States. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our Chandalar property. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the federal and State of Alaska's tax regimes.

The generally favorable state tax regime could be reduced or eliminated. Such an event could materially hinder our ability to finance the future exploitation of any gold deposit we might prove-up at Chandalar, or elsewhere on State of Alaska lands. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.

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

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management (“BLM”), Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration and mining operations within the United States. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to review by the BLM, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

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

Our Chandalar property does not include any federal lands, and therefore we do not file plans of operations with the BLM. However, we are subject to obtaining watercourse diversion permits from the U.S. Army Core of Engineers.

Title to our properties may be defective.

We hold certain interests in our sole property, Chandalar, Alaska, in the form of State of Alaska unpatented mining claims. We hold no interest in any unpatented U.S. federal mining claims at Chandalar or elsewhere. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by

Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•

The existence and sufficiency of a discovery of valuable minerals

•

Proper posting and marking of boundaries in accordance state statutes;

•

Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes

•

Whether sufficient annual assessment work has been timely and properly performed and recorded; and

•

Possible conflicts with other claims not determinable from descriptions of records.

The validity of an unpatented mining claim also depends on (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting corner stakes in the ground, (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, (3) timely payment of annual claim rental fees, and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all of our mining claims comprising our Chandalar, Alaska property. The unpatented state mining claims we own or control there may be invalid, or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

Future legislation and administrative changes to the mining laws could prevent us from exploring and operating our properties.

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

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors. At our sole property, Chandalar Alaska, we face no other competitors at this time.

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2010, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the year ended December 31, 2010, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2010, did not have sufficient cash reserves to meet debt obligations and to cover normal operating expenditures for the following 12 months. We also had negative working capital of $789,267 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2010 to fund normal operations and meet debt obligations for the next 12 months. During the year ended December 31, 2010, the Company raised $625,037 by entering into notes payable in gold. Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations which began during the quarter ending March 31, 2010. The Company also raised an additional $1,762,441 through the sale of stock and warrants as part of private placement offerings. During its 2010 summer field season, the Company began mining of its Chandalar property, producing 1,906 ounces of alluvial gold and generating $1.9 million in gold sales revenues. Subsequent to 2010, the Company has converted into common stock certain notes payable in gold obligations and has extended the gold delivery terms on unconverted notes that required delivery in 2010. As a result of these agreements, the Company has classified those notes as long-term and has rectified the default conditions.

With the exception of gold sales revenue over the past two years, we currently have limited historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to produce enough gold to satisfy our obligations under our notes payable in gold, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, the forward sale of planned gold production at our Chandalar property, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

We have sufficient cash to fund our administrative operations until approximately July of 2011. To assure our continuing operations, we will need to raise additional funds through debt or identified equity sources in 2011.

We are dependent on our key personnel.

Our success depends in a large part on our key executives: William Schara, our President and CEO, and Ted Sharp, our Corporate Secretary and Chief Financial Officer. These officers are the management personnel and the loss of their services could have a material adverse effect on us. Mr. Sharp is a licensed Certified Public Accountant and an independent contractor, with business management and consulting interests that are independent of the consulting agreements he currently has in place with the Company—he is not an employee of the Company. Richard R. Walters, our former Vice-President and COO, retired for health and other personal reasons from his executive position held with us effective on January 1, 2011. He continues as a director of the Company and remains available on a consulting basis to continue to perform functions critical to our operations until such time as a replacement officer is found. Any negative effect of his resignation is anticipated to be minimal.

At the point in time that we again undertake mineral exploration activities, we will need to fill positions such as Vice President of Exploration, Vice President of Operations and Chandalar Project Manager with persons possessing requisite skills. Our ability to manage our mineral exploration activities at our Chandalar gold property or other locations where we may acquire mineral interests will depend in large part on the efforts of these individuals. We may face competition for qualified personnel, and we may not be able to attract and retain such personnel.

Our Chief Financial Officer does not dedicate 100% of his time to our business.

William V. Schara, our Chief Executive Officer, devotes 100% of his time to company business. Ted R. Sharp, our Chief Financial Officer, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 50% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp often conducts business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

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

The market price of our common stock has ranged from a high $0.45 and a low $0.13 during the twelve month period ended December 31, 2010. The market price for our common stock closed at $0.31 on December 31, 2010. The market price of our common stock may fluctuate significantly from its current level in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2010, we had 52,936,397 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

2,815,000 shares of common stock issuable upon vested exercise of options outstanding as of December 31, 2010;

•

2,550,000 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2010; and

•

7,280,135 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2010

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 12,645,135 shares of common stock, and our issued and outstanding share capital would increase to 65,581,532 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASD equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the year ended December 31, 2010, ranged between a high of $0.45 and a low of $0.13, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

ITEM 2.  PROPERTIES

Chandalar Property, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large sediment hosted disseminated gold deposits. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan an aggressive diamond-core drilling program on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. The plan calls for about 40 to 45 drill holes totaling about 20,000 feet. Drill hole depths would range from 300 to 700 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are embodied in concepts developed from the technical data that point up the discovery potential for huge, low grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within an original bedded organic rich (carbon) sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments and into axial fold structures, faults and quartz veins above and peripheral to them.

The Company maintains an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, $2.468 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). Two drill programs account for a significant portion of the exploration expenditures: a 7,763-foot, reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches aggregating of 5,937 feet was of which 4,954 feet exposed bedrock and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

The Chandalar district has a history of prior production, but there has been no significant recurrent production over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results lead to the expansion of the mine in 2010. So far, start-up production of the Little Squaw Creek Gold Mine amounts to 2,022 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

During the summer of 2009, we permitted and successfully completed a test mining operation on the upper end of the Gulch portion of the Little Squaw Creek alluvial gold deposit. We mined about 40,000 bank cubic yards of glacial overburden and processed through our wash plant about 9,875 bank cubic yards of gold bearing paleo-stream alluvium, yielding approximately 594 ounces of placer gold which was then converted into about 500 ounces of fine gold. During the following winter of 2009/2010, we raised additional funds to ramp-up the Little Squaw Creek Gold Mine into production. That involved substantial infrastructure upgrades, including building a new 30 man mining camp located about two miles from the exploration camp that had been in use since 2004. The 2010 seasonal mining operation involved stripping an estimated 130,000 bank cubic yards of waste material and the mining and processing through our wash plant of about 31,680 bank cubic yards of gold bearing gravels, yielding about 1,522 ounces of fine gold, making it one of the largest of the approximately 250 placer gold mines in Alaska.

At this time, we are seeking ways to finance the 2011 seasonal, normally mid-May through mid-September, placer mining operation at the Little Squaw Creek Gold Mine. Financing alternatives include, but are not limited to, joint ventures, contract mining with an in-kind or a net profits sharing agreement, or leasing specific claims to a competent operator while retaining a gold production royalty.

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
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Location, Access & Geography of Chandalar

Our Chandalar property essentially envelops the entire historic Chandalar mining district, and lies approximately 70 miles north of the Arctic Circle at a latitude of about 67°30'. It is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of the town of Coldfoot (Map 1). Access to our Chandalar Squaw Lake mining camp and nearby Little Squaw Creek Gold Mine is either by aircraft from Fairbanks, or overland during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

Geographically, our Chandalar property is situated in rugged terrain just within the south flank of the Brooks Range where elevations range from 1,900 feet in the lower valleys to just over 5,000 feet on the surrounding mountain peaks. The region has undergone glaciation due to multiple ice advances originating from the north and, while no glacial ice remains, the surficial land features of the area reflect abundant evidence of past glaciation. The property is characterized by deeply incised creek valleys that are actively down-cutting the terrain. The steep hill slopes are shingled with frost-fractured slabby slide rock, which is the product of arctic climate mass wasting and erosion. Consequently, bedrock exposure is mostly limited to ridge crests and a few locations in creek bottoms. Vegetation is limited to the peripheral areas at lower elevations where there are relatively continuous spruce forests in the larger river valleys. The higher elevations are characterized by arctic tundra.

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

GOLDRICH MINING COMPANY
SQUAW LAKE
LITTLE SQUAW LAKE
R 3 W
R 2 W
R 4 W
R 3 W
T 32 N
T 31 N
Mining Camp
Settling Ponds
Settling Ponds
Open Pit Little Squaw Creek Gold Mine
Spring Cr.
Little Squaw Cr.
Big Squaw Cr.
McNett Fork
Boulder Cr.
Woodchuck Cr.
McLellan Cr.
Little McLellan Cr.
Tobin Cr.
Squirrel Cr.
St. Mary's Cr.
Big Cr.
LITTLE SQUAW
ENEVELOE
CRYSTAL
SUMMIT
MIKADO
Mill
13 additional 40 acre MTRSC claims along Big Creek south of map border.
0 1 Mile
LEGEND
Goldrich-Patented federal mining claims and 5 acre patented mill site (Spring Creek)
Goldrich-Traditional and Quarter/Quarter Section MTRSC 40 acre state mining claims
Goldrich-Quarter Section MTRSC 160 acre state mining claims.
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by the Alaska Superior Court and subject to Alaska Supreme Court appeal.
Airstrip
Road
Old Mine site
Winter Trail
Goldrich Mining Co. 12/17/10_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,560 acres (~27.5 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to secure most of the known gold bearing zones occurring within an area approximately five miles by eight miles. Within the claim block, we own in fee simple 426.5 acres as twenty-one approximately 20-acre patented federal lode claims, one 15.7-acre patented federal placer claim, and one 5-acre patented federal mill site. In addition, there are fifty-nine Traditional and MTRSC 40-acre State of Alaska claims lying largely within a block of one-hundred-five 160-acre MTRSC claims. The 23 federal patented claims cover the most important of the known gold-bearing structures. The 164 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

Chandalar Geology and Mineralization

Refer to Maps 3 and 4 for graphic representation of both the hard-rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

Squaw Lake
Little Squaw Lake
CAMP
BIG SQUAW CR. GOLD PLACER TARGET
LITTLE SQUAW CR. GOLD PLACER RESOURCES
NUGGET CREEK GOLD PLACER TARGET
EAST PROSPECTOR
NORTHERN LIGHTS
PALLASGREEN
DRUMLUMMON
PIONEER
GRUBSTAKE JACKPOT
KELTY
CARIBOU GULCH
LITTLE SQUAW MINE
BIG SQUAW
BIG SQUAW CR. PLACER
ENEVELOE MINE
AURORA GULCH
CRYSTAL
McLELLAN CREEK PLACER
CHANDALAR
BONANZA-JUPITER
McLELLAN
SUMMIT MINE
URANUS
MIKADO MINE
RATCHET RIDGE
ROCK GLACIER
*ENEVELOE
*WOODCHUCK
CHIGA
BIG CREEK BOWL
KISKA
TOBIN CR. PLACER
INDICATE -TONAPAH (north zone)
INDICATE -TONAPAH
*STAR #3
STAR
GRIZZLY RIDGE
BIG CREEK PLACER
MIKADO
*ST MARYS
*PEDRO
*BOULDER CREEK
13 additional 40 acre MTRSC claims along Big Creek south of map border.
Boulder Creek
McLellan Creek
T 32 N
T 31 N
R 4 W
R 3 W
7,495,000 N.
7,490,000 N.
455,000 E.
445,000 E.
0
1
MILE
CONTOUR INTERVAL 100 FEET
DATUM IS MEAN SEA LEVEL
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Interpretation of Exploratory Findings at Chandalar

A spatial relation between the Mikado phyllite unit and the gold placer on Little Squaw Creek is evident. The northeast plunge (about 14°NE) of the altered (+/- mineralized) phyllite unit beginning near the Summit Mine intercepts bedrock of the creek in the vicinity of the head of the placer deposit and continues northward, forming the bedrock below the creek and underlying the placer gold deposit. The placer gold deposit extends along the creek at least a mile to the north as confirmed by drilling. There is evidence that relatively small masses of Pleistocene age ice high in the valley had selectively gouged highly altered zones of the phyllite unit, which the ice followed as a path of least resistance (i.e. the altered phyllite), to an apparent terminal moraine site immediately upstream of the open pit of our Little Squaw Creek Gold Mine. Auriferous stream sediments have since been re-worked into placer deposits perched in thick sequences of glaciofluvial sediments.

The Little Squaw Creek placer, in addition to being a significant gold deposit, is also a substantial geochemical anomaly that indicates the existence of a substantial lode source(s). In 2007, we conducted a reverse circulation drill program on the placer that identified about 10.5 million cubic yards of mineralized material. The placer gold deposit is open to the north and west, and gravel bench deposits remain unevaluated on the east, thereby suggesting to us a reasonable alluvial resource discovery potential of one-half million ounces of fine gold. The placer gold deposit represents only the coarser fraction of the original in-situ resource in the portion of the lode source that has been eroded to generate it.

GOLDRICH MINING COMPANY
Squaw Lake
Little Squaw Lake
BIG SQUAW CR. GOLD PLACER TARGET
NUGGET CREEK GOLD PLACER TARGET
MELLO BENCH PAST PRODUCTION 30,470 oz Gold
LITTLE SQUAW CR. GOLD PLACER RESOURCES
060°
AURORA GULCH EXPOSURE
BIG SQUAW CR. UNRECORDED PRODUCTION
McLELLAN CREEK UNRECORDED PRODUCTION
TOBIN CR. PLACER PRODUCTION >21,060 oz Gold
BIG CREEK PLACER PRODUCTION >25,400 oz Gold
13 additional 40 acre MTRSC claims along Big Creek south of map border.
7,495,000 N.
7,490,000 N.
445,000 E.
450,000 E.
455,000 E.
T 32 N
T 31 N
Boulder Creek
McLellan Pass
McLellan Peak
Placer exploration target
Past Placer production
2009 Placer Bulk Test
Strata-bound lode target-showing inferred extension at depth
Shear zone
PROPOSED DRILL HOLE & ORIENTATION
1 st PRIORITY
2 nd PRIORITY
0 1 MILE
CONTOUR INTERVAL 100 FEET
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Proposed Drill Holes

Proposed diamond-core drilling for 2011 is intended to evaluate the degree of mineralization occurring as a large, folded strata-bound rock unit over five miles in length. The proposed drill program will further explore the correlation of the overlying magnetic schist and quartz muscovite chlorite schist, locally hematite-spotted, to the underlying Mikado phyllite and possible mineralization, as well as to the orogenic gold-quartz veins that rise through it. We postulate that feeder zones through which ore-forming fluids rose are associated with dilation zones developed by periodic differential off-set movement between the deep-seated NE and WNW fault zones. Also, multitudes of tension microfractures along the axis of the fold are thought to be variously mineralized with gold. These zones represent primary targets for drilling. Map 4 depicts the core drilling targets zone.

Chandalar Exploration Programs

In the summer of 2011 we have plans to execute a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings and we believe they are the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization. Our 2011 hard-rock drilling plan is extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third party professionals have analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and have recommended prioritized hard-rock drill targets for our 2011 exploration season.

The property currently does not contain any known probable or proven ore reserves under the definition of ore reserves within SEC Industry Guide 7. However, Mr. Barker, consulting geologist and Chandalar Project Technical Manager, prepared an internal geologic report formatted to 43-101 standards in collaboration with J. O. Kenner and R. B. Murray that covers the hard-rock and placer (or alluvial) gold programs at Chandalar through 2008. That geologic report is dated April 15, 2009 and, at the date of this filing, has not been filed on SEDAR for review by the Canadian authorities. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are:

1.

Continue the hard-rock trenching program, specifically on the St. Mary’s Pass, Aurora Gulch, Summit (including Bonanza), Pioneer, and Chiga prospects. A detailed program totaling 7,440 feet is recommended. ( Budget- $131,325 )

2.

Design a diamond-core drilling program based on trench results from 2007 and the trenching recommended above. Evaluate the tonnage potential at Mikado-St. Mary’s Pass, Aurora Gulch, Pioneer, and Summit prospects; the results will be the basis for future recommendations of mineralized material delineation drilling. Scout holes should be considered at the Rock Glacier, Ratchet, Pallasgreen, Chiga, Little Squaw west, and possible Northern Lights west extension prospects.

3.

Plan and execute laboratory and on-site bulk sample testing of vein-hosted mineralization zones to obtain repeatable estimates of gold grade where coarse gold grains are present.

4.

Continue exploration for potential bulk minable tonnage deposit(s) based on including lenses or ore shoots of gold-quartz veins with subparallel sheeted and stockwork quartz vein systems and metasediment-hosted disseminated gold mineralization.

5.

Expand the regional exploration program to include gold occurrences between Myrtle Creek on the west and the Middle Fork of the Chandalar River on the east. Continue to evaluate the numerous outlying gold-quartz prospects and unevaluated shear zones throughout the district, particularly under the sediment cover in the north part of the district.

6.

Continue a mineralized material evaluation program and develop, as warranted, a placer gold mine capable of processing 400 cubic yards of gravel per hour and producing 15,000 to 30,000 oz of fine gold per year.

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

7.

Conduct seismic surveys, define the geomorphic classification of the Chandalar placer deposits in comparison to other deposits worldwide, assess marketability for coarse size fraction of placer gold, and present specific recommendations based on the 2007 drilling program.

During 2009, we completed the placer gold test mining operation on Little Squaw Creek as was recommended in Mr. Barker’s April 15, 2009 technical report, and explained in the Test Mine Operations for 2009 section of our 2009 Form 10-K as filed on April 6, 2010. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. It also generated an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. Map 4 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained Interpretation of Exploratory Findings at Chandalar section of this document above. We anticipate this proposed drilling plan would require a stand-alone (not integrated with the placer gold mine) budget of approximately $1.5 to 2.0 million dollars.

2009 Test Mining

Our exploration activities of previous years defined a substantial alluvial gold deposit on Little Squaw Creek. The limits and magnitude of this body of mineralized material remain to be determined by continued drilling. An independent registered professional mining engineer, Mr. Paul Martin, calculated it to be at least 10.5 million bank cubic yards containing 0.0246 ounces of fine gold per bank cubic yard, with an overburden to mineralized material stripping ratio of 0.89 to 1. The grade was subsequently adjusted to 0.0238 ounces of fine gold per bank cubic yard to account for a reduced gold fineness when a certified independent assay laboratory bias was discovered. We believe that with continued drilling, the mineralized body may ultimately prove to be twice this size at roughly the same grade.

In 2009, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained in Item 2 Properties under the section called “Results of Test Mining Operation” of our Form 10-K for the year ended December 31, 2009. Most importantly, we found that the mineralized material is a continuous but variably mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is not frozen below twelve to fifteen feet of depth, but is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it is mined and converted into loose cubic yards. During 2009 mining test, we stripped approximately 40,000 bank cubic yards of waste material and processed about 9,875 bank cubic yards of gold bearing gravels through our wash plant. About 593.5 ounces of alluvial gold were recovered which, when smelted, yielded 497.5 ounces of fine gold.

2010 Mining

The 2009 alluvial gold test mining operation successfully yielded valuable geological, mining and engineering data that lead us to the decision to ramp-up the project into gold production in the spring of 2010. Infrastructure and mining development at the Little Squaw Creek alluvial gold mine was initiated in late May 2010, with the first gold production being delivered to a smelter-refinery on July 15, 2010. The mining operation ultimately involved stripping an estimated 131,000 bank cubic yards of waste material and the mining and processing of about 31,680 bank cubic yards of gold bearing gravels, from which about 1,522 ounces of fine gold and 259 ounces of fine silver were produced at the refinery. Our gross precious metal sales in 2010 came to $1,904,124.

The 2010 gold production was limited by the lack of capital to get a second wash plant on line. The 2009 wash plant was re-modeled with improvements (primarily an enlarged hopper with a wet grizzly style in-feed) and put on line for the 2010 production. Unfortunately, the plant turned out to be capable of processing only about 29 bank cubic yards per hour on a consistent basis. Attempts at higher processing rates led to overloading the machine and frequent break downs. The plant ran for 1,094 hours, producing at an average rate of about 1.45 ounces of fine gold per hour.

While there were no drill holes within 400 feet of the perimeter of the 2009 test pit, there was mineralized material exposed in three walls of the pit which encouraged management’s decision to expand the mine by following the mineralized material, using in-pit grade control, and mining material to the physical and economic extent possible. No estimate of metallurgical recovery balances can be made regarding the mined mineralized material in 2010 for lack of sufficient prior data about the gold content in the block of ground that was mined. The gold recovery performance of the plant was checked on a consistent basis by panning its tailings. No significant gold was ever found in the tailings, leading management to conclude that the wash plant, albeit undersized for the job, was working properly.

In 2010, 1,914.102 ounces of raw gold concentrates were shipped to the same smelter as used to process to 2009 gold concentrates. This yielded, after melt loss of impurities, 1,779.380 ounces of doré (or bullion) bars from which 1,503.323 ounces of fine gold and 259.356 ounces of silver were won at the refinery. Additionally, 24.1345 ounces of gold nuggets estimated to contain 19.2178 ounces of fine gold were produced and either sold to jewelers or retained by the Company. No assays were made of the placer gold shipped to the smelter. Without this data, no calculations of the purity of the placer, or raw, gold that was mined in 2010 can be made. The calculated gold and silver fineness of the 2010 doré bars is 844.49 (84.449%) and 145.8 (14.58%), respectively. This compares favorably with the foregoing 2009 smelter representations, with the gold fineness being 0.74 percent higher and the silver fineness being 6.28 percent higher. These small differences may be due to natural viabilities within the body of mineralized material, or more likely due to lack of consistent sampling procedures.

For the combined 2009 and 2010 mining seasons, the Company mined a total of about 213,000 bank cubic yards of which about 171,000 bank cubic yards was rejected as waste and an aggregate of about 41,500 bank cubic yards of mineralized material was processed through the wash plant, yielding 2,500 ounces of raw gold in concentrates which was further reduced to about 2,022 ounces of fine gold at the refinery. The average grade of the processed material was about 0.060 ounces of fine gold per bank cubic yard. Only higher grade horizons within the thick section of lower grade mineralized material were targeted for mining. Consequently, the overall stripping ratio of the portion of the Little Squaw Creek Gold deposit mined to date is approximately 4 of waste to 1 of processed mineralized material.

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar but a secondary goal is to continue to ramp up production at the Little Squaw Creek alluvial gold mine, with the goal of achieving full production of 30,000 ounces of gold per year. The capital cost to do so is currently estimated to be approximately $20 million. We will also explore to see if it is possible to begin production at any of the other six known alluvial gold deposit targets at Chandalar. Prior to continuing production, we will be required to resolve the existing violation of our permit as it applies to reclamation activities as described in Environmental Risks above. We do not expect this resolution to be difficult nor do we expect it to delay or limit production in the future.

Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2010, the Company had two such specified health and safety violations, orders or citations, remedied during the 2010 year, which resulted in $351 in penalties being remitted to the Mine Safety and Health Administration. There were not legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to our business, there are no pending legal proceedings in which the Company is a party or any of their respective properties is subject, with the exception of the following.

We are currently involved in legal proceedings as the plaintiff with a single party, Delmer and Gail Ackels and their company Gold Dust Mines, Inc. The principal legal proceeding has been ruled in our favor by a trial court, but that ruling and certain issues in the case are being appealed by the defendant. The significant facts and current status are as follows:

Alaska Superior Court Litigation - 4FA-08-1131 CI. In February 2007, the Company initiated this action against the Ackels to protect some of its assets at its Chandalar mining property in northern Alaska against mining claim jumping and trespass by the Ackels. Following a three-week jury trial in late 2008, the Company prevailed. Final judgment was entered in favor of the Company in the amount of $110,846 for trespass damages, attorneys' fees, costs, and interest to June 11, 2009. The Final Judgment also quieted title to all of the Company's original mining claims and all other mining claims located in 2003 on behalf of the Company, ejected the Ackels from all of the Company's mining claims, and dismissed the Ackels' counterclaims.

Despite the court's orders, the Ackels remained on the Company's mining claims and mined on a Company claim on Big Creek in the summer of 2009. In August 2010, the trial court granted the Company a second judgment against the Ackels, Final Judgment for Post-Judgment Reclamation Costs, in the amount of $15,862 for the cost of reclamation work that will need to be done as a result of the Ackels’ 2009 mining activities on the Company’s mining claims plus attorney’s fees.

In mid-2010, the Company executed on and forced the sale of the Ackels’ personal property (i.e., equipment and mining claims) on Big Creek in the Chandalar Mining District to satisfy the original Final Judgment from 2009. From the execution sale proceeds, the Company received $110,846 towards the judgment in September

2010. In February 2011, the trial court released an additional $16,664 to the Company to largely satisfy the second judgment for reclamation costs plus interest.

Alaska Supreme Court - S-13530. In May 2009, the Ackels appealed the original Final Judgment to the Alaska Supreme Court. All briefing and oral argument is complete. The appeal is now under consideration by the Alaska Supreme Court. It could take a year or more before the Company has a decision from the Alaska Supreme Court, especially if the court consolidates this decision with the Ackels’ second appeal discussed below.

Alaska Supreme Court - S-13909. In June 2010, the Ackels filed a second appeal to the Alaska Supreme Court, appealing the Final Judgment for Post-Judgment Reclamation Costs. Briefing of this appeal has just begun with the Ackels’ opening brief currently due December 27, 2010. As of December 31, 2010, we have been notified that this briefing was not timely filed. Once briefing is complete, the parties will have oral argument before the Alaska Supreme Court. This appeal will take approximately a year to a year and half from filing to complete. There is also a possibility that the Alaska Supreme Court will consolidate the Ackels’ two appeals for purposes of decision, which will delay the decision in the primary appeal, S-13530.

Bankruptcy Adversary Proceeding - F09-90014-DMD. In 2009, the Ackels reopened their 2000 Chapter 7 bankruptcy to file an adversary complaint against the Company for alleged violations of their bankruptcy discharge, seeking money damages in the amount of $560,000 and the reinstatement of title to the mining claims staked in 2003. In September 2009, the bankruptcy court dismissed the Ackels' complaint with prejudice as without merit. The Ackels appealed the dismissal to the Ninth Circuit Court of Appeals Bankruptcy Appellate Panel ("the BAP"). The BAP dismissed the appeal as untimely (BAP AK-09-1324) in December 2009. In January 2010, the Ackels untimely appealed the BAP's dismissal to the Ninth Circuit Court of Appeals. In August 2010, the Ninth Circuit summarily dismissed the appeal as untimely, and the Ackels’ moved for reconsideration. On November 9, 2010, the Ninth Circuit clarified its dismissal of the Ackels’ appeal for lack of jurisdiction. There are now no pending or unresolved issues in Bankruptcy Court, the BAP, or the Ninth Circuit Court of Appeals.

Department of Natural Resources ("DNR") Appeal. On November 11, 2008, DNR adjudicated the Ackels' amendments to their certificates of location for LSQ #4, GDM #1, GDM #2, and GDM #17 and determined that all of these amendments were invalid because of the Company's prior existing mining claims. The Ackels timely appealed DNR's adjudication to the Commissioner of DNR. DNR is approximately two years behind considering appeals. Unless DNR rules in the interim, no further action will be taken with the DNR appeal until the original Alaska Supreme Court appeal, S-13530, is complete and title to these claims is final.

At this time, we believe a favorable outcome in each point of the matter is probable. However, there are no guarantees in litigation, including the appeals process, and it is impossible to make any meaningful predictions as to the likelihood or quantification of the final risk of loss.

There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. REMOVED AND RESERVED

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

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2010 and 2009.

Fiscal Year	High Closing	Low Closing
2009
First Quarter	$0.16	$0.06
Second Quarter	$0.16	$0.08
Third Quarter	$0.52	$0.12
Fourth Quarter	$0.49	$0.27
2010
First Quarter	$0.45	$0.30
Second Quarter	$0.44	$0.27
Third Quarter	$0.40	$0.13
Fourth Quarter	$0.38	$0.21

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the FINRA OTCBB was $0.31 on December 31, 2010. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada.

Holders of Record

As of December 31, 2010 there were 2,926 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock in the foreseeable future. Our Series A Convertible Preferred Stock earns dividends as follows:

•

Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

o

Preferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, the common stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

•

Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. The Company has total dividends in arrears of $95,274 as of December 31, 2010.

The Company issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) who are accredited investors, relying on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The Company issued Series A Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

During 2010, we issued no options to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan. At December 31, 2010, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,065,000	$0.29	865,600
Equity compensation plans not approved by security holders	0	0	0
Total	3,065,000	$0.29	865,600

Issuer Purchase of Equity Securities

During 2009 and 2010, neither the Company nor any of its affiliates repurchased shares of common stock of the Company registered under Section 12 or Section R of the Securities Exchange Act of 1934, as amended.

Sale of Unregistered Securities

Series A Convertible Preferred Stock

On December 30, 2008, we completed the offer and sale of 225,000 shares of Series A Convertible Preferred stock, and in 2009, we completed the offer and sale of an additional 250,000 shares of Series A Preferred Stock, resulting in net proceeds of $475,000 to the Company. During 2009 and 2010, a preferred shareholder exercised 50,000 Series A Preferred Stock for 300,000 shares of common stock, leaving a remaining balance of 425,000 shares of preferred stock outstanding at December 31, 2010.

These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $850,000 at December 31, 2010, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

•

Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred Stock could be converted.

•

Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into such number of fully-paid and non-assessable shares of common stock as is equal to $1.00 divided by $0.16667 per share. The Company has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the third anniversary of its issuance if the weighted average trading price of the common stock exceeds $1.00 per share for ten consecutive trading days. The Company also has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the tenth anniversary from the date of issuance.

•

Dividend Rate: See Dividends above for rate and terms of dividends on Series A Preferred Stock.

The shares of preferred stock were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act.

Unit Private Placement

On December 17, 2010, the Company issued 4,169,850 units, at a price of $0.18 per unit, for net proceeds of approximately $635,423 in a private placement to investors. Each unit consists of one share of common stock and one Class G common stock purchase warrant. Each warrant is exercisable to purchase one additional common share at $0.36 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.72 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors, which required the Company to file a registration statement with the SEC regarding the resale of the common shares issued as part of the units and the common shares issuable upon exercise of the warrants within 60 days of the final closing date of the unit offering.

Between March 19, 2010 and August 29, 2010, the Company issued 4,106,998 units, at a price of $0.30 per unit, for net proceeds of $1,127,015 in a private placement to investors. Each unit consists of one share of common stock and one-half Class F common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. As of the date of this report, the common shares which were issued as part of the units have been held for more than 6 months and are freely tradable. The common shares issuable upon exercise of the warrants are included in a registration statement. In relation to these placements, the Company issued 139,945 common shares and 599,772 Class F-2 Warrants for commissions to an agent for services in private placement activities. Terms of the F-2 warrant are identical to the class F warrant except the exercise price to purchase a common share is $0.22.

On May 1, 2010, an employee of the Company was issued 100,000 shares of the Company’s stock. At the grant date fair value price of $0.44 per share. The shares were to be fully vested after the completion of nine months of service. The Company expensed the cost of the shares on a straight-line basis over the terms of the employee’s service until the shares were expected to be fully vested in January 2011. However, on September 24, 2010, the employee resigned his position with the Company, forfeiting his stock grant. Because the employee terminated his employment prior to the vesting of the share grant, the Company reversed $33,934 compensation expense previously recognized for this stock grant.

On October 31, 2008 and during the 3rd quarter of 2009 ending September 30, 2009, the Company closed private placements totaling 475,000 units at a price of $1.00 per unit, each unit consisting of one share of Series A 5% Convertible Preferred shares, convertible at the option of the holder into six shares of common stock, subject to customary adjustment for stock splits, dividends, recapitalization and other similar corporate transactions. The Series A Preferred shares carry a liquidation preference equal to $2.00 per share and accrue cumulative dividends at 5% per annum to the holder, payable upon conversion of the shares. The Company received proceeds of $475,000 in connection with the private placements. The Company did not grant registration rights to the investors in this series of preferred shares. One holder has converted 50,000 Series A Convertible Preferred shares into 300,000 common shares, leaving 425,000 Series A Convertible Preferred shares outstanding at December 31, 2010, the date of our most recent published financial statements.

In each placement, the units were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Notes Payable in Gold

On May 6, 2009, the Company’s Board of Directors authorized management to enter into notes payable in gold contracts denominated in ounces of gold for a total of up to 1,500 ounces of alluvial gold. During the year ended December 31, 2009, the Company was successful in selling approximately 1,291 ounces of alluvial gold for total cash proceeds of $870,000. Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Fixing on the date a Confirmation Letter was signed by the purchaser. With the exception of the following, the gold was to be delivered on or before November 1, 2010. The final $200,000 of forward gold sales contracts required delivery of gold by November 1, 2009. The Company produced and distributed sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation. Subsequent to satisfying the 2009 gold delivery obligations on these notes payable, at December 31, 2010, the Company owed a total of $670,000, a $917,808 liability less $247,808 in discounts, representing 989.49 ounces of alluvial gold that was to have been delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold in 2010 was alleviated by agreements with note holders to convert notes with a net liability of $712,329 at December 31, 2010, representing 769.59 ounces of alluvial gold, to 5,717,376 shares of common stock and reaching agreement with holders of notes with a net carrying value of $205,479 at December 31, 2010 to extend delivery of 219.90 ounces of alluvial gold to November 1, 2012.

On October 19, 2009, the Company’s Board of Directors authorized management to enter into additional notes payable in gold denominated in ounces of fine gold for proceeds of up to $7,000,000. During the year ended December 31, 2009, the Company was successful in selling approximately 342 ounces of fine gold for total cash proceeds of $290,000, total liability of $386,667, less discounts of $96,667, of which $42,224 represented the fair value of 145,000 Class E Warrants issued with the notes. The valuation of gold to be delivered under the notes payable was determined at a uniform percentage to all purchasers at 75% of the closing price of fine gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. The gold is to be delivered on or before November 30, 2011. In the event the Company produces sufficient gold in 2011, and elects to do so, it is allowed to make early delivery of gold under these contracts, with any gold deliveries prior to November 30, 2011 done on a prorated weight and particle size basis among all purchasers. Additionally, four of these 2009 notes with a net liability of $168,023 at December 31, 2010, or 175.12 ounces of fine gold, were converted into 1,348,900 shares of common stock subsequent to the end of the 2010 year.

During the year ended December 31, 2010, the Company issued additional notes payable in fine gold in principal amounts totaling $625,037, total liability of $790,365, less discounts of $165,328, of which $67,004 represented the fair value of 312,518 Class E warrants issued with the notes. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold on or before November 30, 2011. Under six of the notes, totaling $600,037, the holders had the option to elect by October 20, 2010, to: (1) accelerate the delivery of the gold to October 2010, based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. Holders of four of those notes totaling $400,037 elected to accelerate delivery to October 2010. A default condition arising from the non-delivery of the gold in 2010 was alleviated by agreements with these four note holders to convert the notes with a net liability of

$469,236 at December 31, 2010, representing 422.43 ounces of fine gold, to 3,632,904 shares of common stock. Additionally, 2010 notes for which gold deliveries were not accelerated, with a net liability of $26,940 at December 31, 2010, or 30.68 ounces of fine gold, were converted into 232,802 shares of common stock.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds of certain notes was payable to qualified parties. The Company paid finder’s fees totaling $31,000 and nil in 2010 and 2009, respectively.

For each dollar of 2010 notes payable in fine gold above, the holder received one half of a Series E common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

At December 31, 2009, the Company had outstanding notes payable in gold for a total of $1,304,475, less discounts of $281,849, for a net liability of $1,022,626.

At December 31, 2010, the Company had total outstanding notes payable in gold of $2,094,840, less unamortized discounts of $142,882 for a net liability of $1,951,957, with 989.49 ounces of alluvial gold deliverable at November 1, 2010, 424.43 ounces of fine gold deliverable at October 31, 2010, and 611.98 ounces of fine gold deliverable at November 30, 2011. The Company did mine sufficient gold to meet its 2010 gold deliveries but chose to sell the gold to fund operations. The Company did not make the required 2010 payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represented default on those agreements. As per the terms of the notes payable in gold contracts, the default terms require the Company to pay the lesser of prime rate plus 4% per annum or 8%, compounded annually; this would equate to approximately $102,000 per year.

Subsequent to the end of the period ended December 31, 2010, in January and February 2011, the Company alleviated the default conditions arising from the non-delivery of the gold in 2010 by agreements with note holders to convert defaulted notes, to shares of common stock or extend terms of gold deliveries to November 1, 2012.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default on the notes not converted to common stock. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

Conversion of Notes Payable in Gold Contracts

Subsequent to year end, on January 31, 2011 and February 1, 2011, Goldrich Mining Company (the “Company”) entered into a series of conversion agreements (the “Conversion Agreements”) in respect of certain Fine Gold and Alluvial Gold Forward Sales Contracts (the “Converted Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company. Under the Conversion Agreements, the Company converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Forward Sales Contracts into 10,931,982 common shares of the Company (“Common Shares”). Prior to the conversion of gold into Common Shares under the Converted Forward Sales Contracts, the Company owed 422.43 ounces of fine gold deliverable in October 2010, 989.49 ounces of alluvial gold deliverable in November 2010 and 611.98 ounces of fine gold deliverable in October 2011, and was in default of the Converted Forward Sales Contracts that required delivery of gold in November 2010. Accordingly, by issuing Common Shares pursuant to the Conversion Agreements, the Company has performed its obligations under the Converted Forward Sales Contracts and is no longer in default and has been released from any liability for default under the Converted Forward Sales Contracts that required delivery of gold in October and November 2010. As a result of the conversion into common stock after year end, notes payable with a net liability of $1,376,528 have been classified as long term debt at December 31, 2010.

The common shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof.

Amendment of Note Payable in Gold Contracts

Subsequent to year end, on February 4, 2011, the Company entered into an amendment (the “First Amendment”) in respect of certain Alluvial Gold Forward Sales Contracts (the “Amended Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company which were not converted as described in the foregoing summary. Under the terms of the First Amendment, the Company agreed to amend the delivery date of the required quantity of gold from November 1, 2010 to November 1, 2012. In consideration for the amended delivery date, the Company agreed to continue paying interest on the value of the gold that was due November 1, 2010 until the required quantity of gold is delivered or all amounts due under the Amended Forward Sales Contracts are otherwise paid, and to increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. Prior to entering into the First Amendment, the Company was in default of its delivery obligations under the Amended Forward Sales Contracts. Accordingly by entering into the First Amendment to the Amended Forward Sales Contracts, the Company is no longer in default and has been released from any liability for default under the Amended Forward Sales Contracts.

As a result of the Company entering into the Conversion Agreement and the First Amendment, the Company has settled all required gold deliveries through 2010 and is in complete compliance with all of its obligations under the gold forward sales contracts that remain outstanding. Under such outstanding gold forward sales contracts, the Company is required to deliver 406 ounces of fine gold by October 2011 and 219.90 ounces of alluvial gold by November 2012.

Exercise of Series A Convertible Preferred shares

Subsequent to year end, on February 2, 2011, a holder of 250,000 shares Series A Convertible Preferred exercised his conversion right to 1,500,000 shares of common stock. This resulted in no proceeds to the Company, and after conversion, there are 175,000 shares of Series A Convertible Preferred outstanding which are convertible into 1,050,000 shares of common stock.

Exercise of Series E and Series F Warrants

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Series E and Series F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in 2011, a total of 35,000 Series E Warrants and 1,393,332 Series F Warrants were exercised, resulting in cash proceeds to the Company of $285,666.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration, we have discovered gold disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. Worldwide, this type of deposit is large by its very nature. It is typically low grade but capable of containing millions of ounces of extractable gold.

2011 Exploration Plans

Our principal exploration target is the newly identified hard-rock stratabound gold target. Subject to obtaining sufficient financing, a 20,000-foot diamond-core drilling program consisting of approximately 40 to 45 drill holes to explore this structure is planned for the 2011 summer field season. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately 1.5 to 2.0 million dollars.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2011. We anticipate that we will incur the following expenses over the next 12 months as of December 31, 2010:

1.

$1.5 to $2.0 million for 2011 exploration plan

2.

$375,000 for payment of third-party debt obligations

3.

$636,000 for general operating expenses

Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the U.S.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2010, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the year ended December 31, 2010, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2010, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. We also had negative working capital of $789,267 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2010, the Company raised $625,037 by entering into notes payable in gold. Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations which began during the quarter ending March 31, 2010. The Company also raised an additional $1,762,441 through the sale of stock and warrants as part of a Private Placement offering. During its 2010 summer field season, the Company began mining of its Chandalar property, producing 1,906 ounces of alluvial gold and generating $1.9 million in gold sales revenues. Subsequent to 2010, the Company has converted into common stock certain notes payable in gold obligations and has extended the gold delivery terms on unconverted notes that required delivery in 2010. As a result of these agreements, the Company has classified those notes as long-term and has rectified the default conditions.

With the exception of gold sales revenue over the past two years, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to produce enough gold to satisfy our obligations under our notes payable in gold, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, the forward sale of planned gold production at our Chandalar property, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

We have sufficient cash to fund our administrative operations until approximately July of 2011. To assure our continuing operations, we will need to raise additional funds through debt or identified equity sources in 2011.

On December 31, 2010 we had total liabilities of $3,656,443 and total assets of $3,436,452. This compares to total liabilities of $1,513,025 and total assets of $1,716,231 on December 31, 2009. As of December 31, 2010, the Company’s liabilities consist of $304,118 for environmental remediation and asset retirement obligations, $1,951,957 in notes payable in gold contracts, $652,353 in equipment notes payable, $195,924 of trade payables and accrued liabilities, $380,801 due to related parties, and $171,290 for deferred compensation. Of these liabilities, $1,338,880 is due within 12 months, including $220,915 in the current portion of equipment notes payable and $369,950 representing the current portion of notes payable in gold. The increase in liabilities compared to December 31, 2009 is largely due to increased spending related to the preparation and commencement of our mining operations during the year ended December 31, 2010, note obligations related to acquisition of equipment, the continuing deferral of payments to related parties and the liability arising from new notes payable in gold sales. The increase in total assets was due to the purchase of equipment during the year ended December 31, 2010, to execute our 2010 and future mining plans, retention of increased fuel inventory to provide for early startup of 2011 operations, prepaid expenses made to provide for ongoing operations, which had been reduced in the previous year, and the recognition of an asset recovery obligation asset.

On December 31, 2010 we had negative working capital of $789,267 and negative stockholders’ equity of $219,991. Subsequent to the end of the 2010 year, on January 31, 2011 we reached agreement with several holders of notes payable in gold to convert $1,376,528 of notes payable in gold, representing approximately 1,300 ounces of fine gold into 10,931,982 shares of common stock. The effect of the conversion was to reduce long term liabilities by $1,376,528 and increase stockholders’ equity by a like amount. In addition, on February 18, 2011, holders of Class E and Class F warrants exercised 1,428,332 warrants for net cash proceeds of $285,666 to the Company, which decreased the negative working capital and increased stockholders’ equity by a like amount.

During 2010, we used cash from operating activities of $1,198,588 compared to $839,134 for 2009 as we began conducting mining activities on the Little Squaw Creek deposit at our Chandalar property. We mined approximately 1,900 ounces of alluvial gold for 2010 compared to approximately 600 ounces of alluvial gold for 2009, generating revenues of $1,904,124 and $606,514 which netted gross margins of $642,294 and $9,501 for 2010 and 2009, respectively. We believe gold revenues can increase in future years as our equipment is put to productive use in profitable mining operations, whether mined by us or by a joint venture partner or contractor. As we reach profitable levels of production, we may be able to fund some portion of our exploration and mining activities from internal sources. At the end of 2010, we have accumulated approximately $12,978,000 and $13,047,000 in federal and state net operating losses, respectively, which may enable us to generate approximately $13 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2011 through 2030.

During the second quarter of 2010, the Company purchased equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through the lease. The lease carried interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualified as a capital lease. The lease was collateralized by the leased equipment with all minimum lease payments due within one year. On September 29 and 30, 2010 the Company refinanced the lease. The refinancing resulted in a termination of the capital lease and the establishment of two equipment notes payable of $246,678 and $88,511, respectively. These notes carry interest at 8.75% and required 36 monthly payments of $7,816 and $2,804, respectively. These notes payable have principal balances of $228,496 and $81,987 at December 31, 2010, respectively.

Additionally, during the second quarter of 2010, the Company purchased equipment totaling $559,550, making payments of $134,891 in cash and financing $424,659 through notes payable to two equipment vendors. The amounts financed consist of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. These notes payable have principal balances of $213,567 and $128,303 at December 31, 2010, respectively. On July 1, 2010 the Company agreed to purchase equipment for $158,400 from an individual. The Company paid this note in full during 2010. All of the equipment notes payable are secured by a security interest in the respective equipment.

During the year ended December 31, 2010, we received cash proceeds of $625,037 on sales of approximately 701.78 ounces of fine gold under notes payable in gold contracts, of which $367,037 and approximately 437 ounces of gold were to related parties. We also received net cash proceeds of $1,762,441 for issuance of common stock in private placements.

We used cash of $708,451 to purchase capital equipment and other investing activities in 2010 compared with $355,016 for similar investing activities during the year ended December 31, 2009. Financing activities provided cash of $1,947,896 and $1,276,440 during the years ended December 31, 2010 and 2009, respectively. We used cash in operating activities of $319,647 and $781,129 during the year ended December 31, 2010 and 2009, respectively.

Private Placement Offerings

See full disclosure in section entitled “Sale of Unregistered Securities” above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

As of December 31, 2010, we have material contractual obligations to deliver gold to holders of the notes payable in gold. See Notes Payable in Gold above.

We also have contractual obligations to pay principal due on notes payable for equipment with the following maturity dates:

Year	Principal Due December 31,
2011	$ 220,915
2012	237,873
2013	175,957
2014	17,608
2015 and thereafter	-
Total	$ 652,353

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

Estimates of the recoverability of the carrying value of our mining and mineral property assets. We use publicly available pricing or valuation estimates of comparable property and equipment to assess the carrying value of our mining and mineral property assets. However, if future results vary materially from the assumptions and estimates used by us, we may be required to recognize an impairment in the assets’ carrying value.

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

•

Estimates of our environmental liabilities. Our potential obligations in environmental remediations, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

•

Accounting for Convertible Securities and Stock Purchase Warrants. We used the Black-Scholes option pricing model and other valuation considerations to estimate the fair market value of the detachable warrant and beneficial conversion feature of a convertible debenture. We used ASC 470, Debt with Conversion and Other Options, to allocate value to the individual components of this convertible security. The associated discounts to the fair value of the convertible debenture form the basis for amortization and accretion over future periods. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuation or future results, could have a material effect upon the allocation of fair value of the components of the convertible securities, together with the reported operating results as discounts are recognized as interest expense over the life of the securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets, December 31, 2010 and 2009	49
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and from inception (March 26, 1959) through December 31, 2010	50
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from inception (March 26, 1959) through December 31, 2010	51-59
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from inception (March 26, 1959) through December 31, 2010	60-61
Notes to the Consolidated Financial Statements	62-82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2010 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 2, 2011

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2010 and December 31, 2009
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 342,871	$ 302,014
Prepaid expenses	116,580	51,171
Other current assets	90,162	48,433
Total current assets	549,613	401,618

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,303,667	981,759
Mining properties and claims	583,172	332,854
Total property, plant, equipment and mining claims	2,886,839	1,314,613
Total assets	$ 3,436,452	$ 1,716,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 195,924	$ 206,203
Related party payable	380,801	192,906
Deferred compensation	171,290	36,290
Current portion of equipment notes payable	220,915	-
Current portion of notes payable in gold, net of discounts	260,079	371,797
Current portion of notes payable in gold, net of discounts, related parties	109,871	394,677
Total current liabilities	1,338,880	1,201,873

Long-term liabilities:
Equipment notes payable	431,438	-
Notes payable in gold, net of discounts	734,496	235,844
Notes payable in gold, net of discounts, related parties	847,511	20,308
Accrued remediation costs	304,118	55,000
Total long-term liabilities	2,317,563	311,152
Total liabilities	3,656,443	1,513,025

Commitment and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 425,000 and 450,000 shares issued and outstanding, respectively, $850,000 and $900,000 liquidation preferences, respectively	425,000	450,000
Common stock; $.10 par value, 200,000,000 shares authorized; 52,936,397 and 44,369,606 issued and outstanding, respectively	5,293,640	4,436,960
Additional paid-in capital	9,673,743	8,552,478
Deficit accumulated during the exploration stage	(15,612,374)	(13,236,232)
Total stockholders’ equity (deficit)	(219,991)	203,206
Total liabilities and stockholders' equity (deficit)	$ 3,436,452	$ 1,716,231

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
			From Inception
			(March 26, 1959)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010
Income earned during the exploration stage:
Gold sales and other	$ 1,904,124	$ 606,514	$ 2,542,079
Costs of gold sales	(1,261,830)	(597,013)	(1,858,843)
Gross profit on gold sales	642,294	9,501	683,236

Operating expenses:
Mine preparation costs	1,034,573	-	1,034,573
Exploration expense	211,997	325,357	5,421,842
Management fees and salaries	562,747	449,821	2,938,350
Professional services	161,907	162,353	1,782,064
Other general and admin expense	271,333	95,972	1,932,595
Office supplies and other expense	17,514	11,222	369,337
Directors' fees	13,100	16,350	744,375
Mineral property maintenance	32,728	24,635	139,619
Depreciation	477,278	225,485	1,106,247
Reclamation and miscellaneous	1,225	5,000	121,327
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss on disposal of mining properties and equipment	-	8,000	197,281
Total operating expenses	2,784,402	1,324,195	15,866,182

Other (income) expense:
Gain on legal judgment	(127,387)	-	(127,387)
Royalties, net	-	-	(398,752)
Lease and rental	-	-	(99,330)
Interest income	(4,691)	(1,178)	(283,949)
Interest expense and finance costs	366,607	198,962	1,261,435
Loss (gain) on foreign currency translation	(495)	2,473	77,411
Total other (income) expense	234,034	200,257	429,428

Net loss	$ 2,376,142	$ 1,514,951	$ 15,612,374

Preferred dividends	21,885	73,389
Net loss available to common stockholders	$ 2,398,027	$ 1,588,340

Net loss per common share – basic and diluted	$ 0.05	$ 0.04

Weighted average common
shares outstanding-basic	47,329,149	43,445,527

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2010
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

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2010
		Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
Year	Transaction	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Treasury Stock	Total
2007	Balance, December 31, 2006				29,864,172	$2,986,417			$ 5,172,644	$ (4,399,754)	$ 0	$ 3,759,307
	Issuance of shares
	by exercise of Class A
	Warrants, net	X			2,590,000	259,000			518,000			777,000
	Issuance of shares
	by exercise of Class B
	Warrants, net	X			3,465,194	346,519			869,414			1,215,933
	Issuance of shares
	by exercise of 2005 Private
	Placement Warrants, net	X			400,000	40,000			100,000			140,000
	Issuance of shares		Adjustments – other		1,000	100			(100)			-
	Issuance of shares		Corporate Management	Fair value of shares issued	50,000	5,000			48,500			53,500
	Issuance of shares		Interest expense	Fair value of shares issued	63,746	6,375			53,625			60,000
	Issuance of shares		Compensation expense	Fair value of shares issued					78,000			78,000
	Issuance of shares		Mineral properties and claims	Fair value of shares issued	10,000	1,000			7,000			8,000
	Net loss									(4,142,832)		(4,142,832)
2008	Balance, December 31, 2007				36,444,112	$ 3,644,411	0	$ 0	$ 6,847,083	$ (8,542,586)	$ 0	$ 1,948,908
	Issuance of shares and warrants by Private Placement, net	X			971,666	97,167			484,732			581,899
	Issuance of shares by Private Placement	X					225,000	225,000				225,000
	Issuance of shares		Investor expense	Fair value of shares issued	44,400	4,440			28,092			32,532
	Issuance of shares		Corp mngmt & Director fees	Fair value of shares issued	1,196,052	119,605			106,835			226,440
	Issuance of shares		Interest expense	Fair value of shares issued	394,410	39,441			20,723			60,164
	Issuance of options		Corp mngmt & Director fees	Fair value of options issued					288,000			288,000
	Issuance of options		Investor Expense	Fair value of options issued					51,500			51,500
	Issuance of shares		Compensation expense	Fair value of shares issued	164,273	16,427			28,232			44,659
	Net Loss									(3,178,695)		(3,178,695)
	Balance, December 31, 2008				39,214,913	$ 3,921,491	225,000	$225,000	$7,855,197	$(11,721,281)	$ 0	$ 280,407

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2010
		Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
		Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Treasury Stock	Total
2009	Balance, December 31, 2008				39,214,913	$3,921,491	225,000	$225,000	$7,855,197	$(11,721,281)	$ 0	$ 280,407

	Issuance of shares by Private Placement, net	X					250,000	250,000				250,000
	Discount on preferred stock for beneficial conversions feature		Discount	Intrinsic method				(55,000)	55,000			-
	Deemed dividend on vested convertible feature of preferred stock		Dividend	Intrinsic method				55,000	(55,000)			-
	Issuance of shares for fees		Corp mgmt & Director fees	Fair value of shares issued	116,308	11,631			(4,071)			7,560
	Correction of shares issued for interest in 2008				(183,836)	(18,384)			18,384			-
	Issuance of shares for conversion of convertible debenture				5,000,000	500,000			500,000			1,000,000
	Issuance of shares		Interest expense	Fair value of shares issued	72,328	7,233			7,233			14,466
	Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000			-
	Issuance of options		Corp mgmt & Director fees	Fair value of options issued					123,500			123,500
	Surrender of shares				(107)	(11)			11			-
	Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					42,224			42,224
	Net Loss									(1,514,951)		(1,514,951)
2010	Balance, December 31, 2009				44,369,606	$4,436,960	450,000	$450,000	$ 8,552,478	$(13,236,232)	$ 0	$ 203,206

	Issuance of shares by Private Placement, net	X			8,416,791	841,680			920,761			1,762,441
	Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000			-
	Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					123,500			123,500
	Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					67,004			67,004
	Net Loss									(2,376,142)		(2,376,142)
	Balance, December 31, 2010				52,936,397	$5,293,640	425,000	$425,000	$9,673,743	$(15,612,374)	$ 0	$ (219,991)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (2,376,142)	$ (1,514,951)	$ (15,612,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	477,278	225,485	1,106,740
Loss on disposal of mining property	-	8,000	196,276
Loss on sale of equipment	-	-	4,388
Stock based compensation	123,500	131,060	1,590,556
Common stock issued for interest	-	14,466	196,110
Amortization of discount on notes payable in gold	317,631	178,825	496,456
Amortization of discount on notes payable in
gold for value of warrant	53,667	-	203,667
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	(273,974)	(273,974)
Gold delivered in exchange for equipment	-	(10,966)	(10,966)

Change in:
Prepaid expenses	(65,409)	1,550	(116,580)
Other current assets	(41,729)	133,627	(90,162)
Accounts payable and accrued liabilities	(10,279)	71,348	195,924
Related party payable	187,895	155,106	380,801
Deferred compensation	135,000	36,290	171,290
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	5,000	55,000
Net cash used - operating activities	(1,198,588)	(839,134)	(10,860,575)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	1,500	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(708,751)	(355,016)	(2,206,576)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(1,200)	-	(505,090)
Net cash used - investing activities	(708,451)	(355,016)	(2,020,100)

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued:

			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2010	2009	2010

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	-	(7,560)	-
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	2,815,832
Proceeds from issuance of common stock and warrants,
net of offering costs	1,762,441	-	7,844,486
Proceeds from notes payable in gold	625,037	1,160,000	1,785,037
Proceeds from issuance of preferred stock	-	250,000	475,000
Payments on capital leases and equipment notes payable	(439,582)	(126,000)	(588,635)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	1,947,896	1,276,440	13,223,546

Net increase in cash and cash equivalents	40,857	82,290	342,871

Cash and cash equivalents, beginning of period	302,014	219,724	-
Cash and cash equivalents, end of period	$ 342,871	$ 302,014	$ 342,871

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 44,471	$ -	$ 89,924

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ 1,091,935	$ 126,000	$ 1,240,988
Additions to property, plant and equipment paid in gold	$ -	$ 10,966	$ 10,966
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ 1,000,000	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 25,000	$ 25,000	$ 50,000
Warrants issued with notes payable in gold	$ 67,004	$ 42,224	$ 109,228
Notes payable satisfied with gold	$ -	$ 273,974	$ 273,974
Capital lease satisfied with equipment notes payable	$ 335,190	$ -	$ 335,190

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. The Company’s common stock trades on the FINRA OTCBB exchange under the ticker symbol GRMC.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2010 to fund normal operations and meet debt obligations for the next 12 months. During the year ended December 31, 2010, the Company raised $625,037 by entering into notes payable in gold. Those funds were used to purchase equipment and mobilize the Company’s field camp at its Chandalar property in preparation for mining operations. The Company also raised an additional $1,762,441 through the sale of stock and warrants as part of a Private Placement offering. During its 2010 summer field season, the Company began mining of its Chandalar property, producing 1,906 ounces of alluvial gold and generating $1.9 million in gold sales revenues. Subsequent to 2010, the Company has converted into common stock certain notes payable in gold obligations and has extended the gold delivery terms on unconverted notes that required delivery in 2010. As a result of these agreements, the Company has classified those notes as long-term and has rectified the default conditions.

With the exception of gold sales revenue over the past two years, the Company currently has no historical recurring source of revenue sufficient to support on-going operations. Its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The

ASC is a new authoritative source that took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also in the ASC. All other accounting guidance not included in the ASC is nonauthoritative. The ASC was effective for our interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Consolidation of and Accounting for Subsidiary

During the years ended December 31, 2010 and 2009, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country. This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the years then ended and the Balance Sheets for the years ended December 31, 2010 and December 31, 2009, with all intercompany balances and investment accounts eliminated.

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

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Gold Inventory

The Company values gold inventory at the lower of net production cost or net realizable value. For the period ended December 31, 2010, direct costs of production plus indirect costs reasonably allocable to the production of gold in the mining operation were allocated to the cost of gold ounces produced. These costs were charged against Cost of sale or inventory based upon ounces of alluvial gold sold or remaining in inventory, respectively, For the period ended December 31, 2009, because the nature of mining activity to produce the gold inventory was characterized as a ‘test’ mining activity, meaning that a limited portion of previously drilled and explored area of the alluvial deposit was selected for limited mining to prove out mining methods and gathering engineering, geological, hydraulic, and other key processing data, the cost associated with the mining operation exceeded the market value of the gold extracted.

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight line basis. Betterments which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

Mining Properties and Claims

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

Mine Preparation Costs

Mine preparation costs are expenditures incurred in the exploration stage that may ultimately benefit production are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses. These costs are expensed in the period in which they occur.

Exploration Costs

Exploration costs are expensed in the period in which they occur.

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Income Taxes

Income taxes are recognized in accordance with ASC 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

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

For years ended December 31,	2010	2009
Convertible preferred stock	2,550,000	2,700,000
Stock options	2,815,000	2,665,000
Warrants	7,280,135	630,833
Total possible dilution	12,645,135	5,995,833

At December 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Revenue Recognition

Revenue from the sale of gold is recorded net of smelter treatment and refining charges. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk passes to the buyer, collection is reasonably assured and price is reasonably determinable. When alluvial gold is placed with the smelter, revenue is recognized and cash is remitted for any ounces of alluvial gold sold to the smelter, converted to ounces of fine gold at an assumed smelt loss percentage. Pricing of the sale is at the current market price of gold. The number of gold ounces sold at deposit is limited to a certain percentage of the ounces of alluvial gold deposited, as agreed in each case with the smelter. Ounces not sold are smelted and retained in the Company’s inventory in a secured metals account at the smelter. Subsequent sales of gold from inventory are made at then-current market prices, with smelter treatment and refining charges deducted, and net cash proceeds are remitted to the Company.

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

Fair Value Measures

Accounting principles requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash. The table below sets forth our assets and liabilities measured at fair value, on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2010	Balance December 31, 2009	Input Hierarchy level

Cash and cash equivalents	$ 342,871	$ 302,014	Level 1

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.

The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.

Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing fair value measurement disclosures as follows:

1.

A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this guidance has not, and is not expected to have a material impact on the Company’s consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics. The update became generally effective for the first reporting period (including interim periods) beginning after issuance. These conditions did not have a material impact on the Company’s consolidated financial statements.

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

Equipment

At December 31, 2010 and 2009, the Company’s equipment classifications were as follows:

	2010	2009
Exploration and mining equipment	$ 2,996,184	$ 1,226,061
Vehicles and rolling stock	355,540	331,661
Office and other equipment	49,389	43,985
Total	3,401,113	1,601,707
Accumulated depreciation and amortization	(1,097,446)	(619,948)
Equipment, net of depreciation
and amortization	$ 2,303,667	$ 981,759

Of the Company’s assets, $1,433,914 are being depreciated over lives of three and five years and $1,967,199 are being depreciated over seven and ten years, resulting in total depreciation expense of $477,278 recognized for 2010. For 2009, assets of $933,140 and $668,567 being depreciated over corresponding periods, respectively, resulted in total depreciation of $225,485 being recognized.

Mining Properties and Claims

At December 31, 2010 and 2009, the Company’s mining properties and claims were as follows:

	2010	2009
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	35,054	33,854
Asset retirement obligations	249,118	-
Total	$ 583,172	$ 332,854

4.

RELATED PARTY TRANSACTIONS

In October 2009, the Company employed one of its existing directors to serve as President and Chief Executive Officer (“CEO”). In connection with his employment the Company issued 750,000 options as described in Note 8. The CEO elected to defer his salary until the Company was successful in securing financing sufficient to fund future operations. Near the end of the fourth quarter of 2010, the Company began to pay accrued amounts, and at December 31, 2010, a total of $171,290 of deferred salary had been accrued and remained unpaid.

Pursuant to terms of his contract, the Company’s Chief Operating Officer (“COO”) elected to accrue fees owed to him until such time as the Company had sufficient cash reserves to pay them. Near the end of the fourth quarter, the Company began to pay accrued amounts, and at December 31, 2010, a total of $294,372 of deferred salary included

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

in deferred compensation had been accrued and remained unpaid. The COO resigned as an officer effective January 1, 2011 and remains the Board of Directors and continues to serve as a paid consultant to the Company.

4.

RELATED PARTY TRANSACTIONS, CONTINUED:

Additionally, an amount of $69,980 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2010. These amounts are included in the related party payables.

During the year ended December 31, 2009, the Company’s COO entered into notes payable in gold with the Company for $75,000, a $102,740 liability by the Company less $27,740 in discounts, representing 110.54 ounces of alluvial gold, with the gold due to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 5 Notes Payable in Gold for details. A default condition arising from the non-delivery of the gold in 2010 was alleviated by an agreement with the COO to extend the gold delivery date and modify the interest rate on amounts due. See Note 12 Subsequent Events.

During the year ended December 31, 2009, a director and affiliate of the Company, beneficially owning more than 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $290,000, a $397,261 liability less $107,261 in discounts, representing 439.90 ounces of alluvial gold, with 62.32 ounces to be delivered at November 1, 2009, and 377.58 ounces to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. The Company produced sufficient gold during its 2009 mining program to meet the November 1, 2009 obligation and on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 5 Notes Payable in Gold for details. At December 31, 2010, the Company owed this affiliate $250,000, a $342,466 liability less $92,466 in discounts, representing 377.58 ounces of alluvial gold. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the notes to 2,696,911 shares of common stock. See Note 12 Subsequent Events.

During the year ended December 31, 2010, this same director and affiliate of the Company, beneficially owning more than 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $200,037, a $251,024 liability less $50,987 in discounts, representing 228.89 ounces of fine gold, with 107.29 ounces to be delivered on or before October 31, 2010 and 121.60 ounces to be delivered on or before November 30, 2011 from gold yet to be produced at the Company’s Chandalar property. See Note 5 Notes Payable in Gold for details. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the affected notes to 922,710 shares of common stock. See Note 12 Subsequent Events.

During the year ended December 31, 2009, a director of the Company entered into a note payable in gold with the Company wherein he purchased a total of $20,000 of gold to be delivered in the future, a $27,397 liability less $7,397 in discounts, representing 28.99 ounces of alluvial gold, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 5 Notes Payable in Gold for details. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the note to 215,381 shares of common stock. See Note 12 Subsequent Events.

During the year ended December 31, 2009, this same director of the Company entered into a second note payable in fine gold with the Company wherein he purchased a total of $20,000 of gold to be delivered in the future, a $26,667 liability less $6,667 in discounts, representing 23.60 ounces of fine gold to be delivered on or before November 30, 2011 from gold yet to be produced at the Company’s Chandalar property. See Note 5 Notes Payable in Gold for details. This note has been converted by agreement with the director to 179,163 shares of common stock. See Note 12 Subsequent Events.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

RELATED PARTY TRANSACTIONS, CONTINUED:

During the year ended December 31, 2009, an affiliate of the Company, owning more that 5% of the outstanding shares, entered into a note payable in gold with the Company for $160,000, a $219,178 liability less $59,178 in discounts, representing 244.02 ounces of alluvial gold, with the gold to be delivered on or before November 1, 2009. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and at on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. See Note 5 Notes Payable in Gold for details.

As a result of the deliveries of gold to satisfy notes payable in gold during the year ended December 31, 2009, there was $273,974 of related party revenue from gold sales recognized in 2009, representing delivery of 306.34 ounces of alluvial gold. There were no related party sales or deliveries of gold in 2010.

During the year ended December 31, 2010, this same affiliate of the Company, owning more than 5% of the outstanding shares, entered into notes payable in gold with the Company for a total of $200,000, a $253,125 liability less $53,125 in discounts, representing 208.33 ounces of fine gold to be delivered on or before October 31, 2010 from gold yet to be produced at the Company’s Chandalar property. See Note 5 Notes Payable in Gold for details. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the note to 1,791,663 shares of common stock. See Note 12 Subsequent Events.

Total interest expense recognized for the years ended December 31, 2010 and 2009, for notes payable in gold with related parties was $181,868 and $175,290, respectively.

5.

NOTES PAYABLE IN GOLD

On May 6, 2009, the Company’s Board of Directors authorized management to enter into notes payable in gold contracts denominated in troy gold ounces for a total of up to 1,500 ounces of alluvial gold. During the year ended December 31, 2009, the Company was successful in selling approximately 1,291 ounces of alluvial gold for total cash proceeds of $870,000. Sales were made at a uniform percentage to all purchasers of 73% of the closing price of gold as quoted on the Daily London Bullion Brokers Second Gold Fixing on the date a Confirmation Letter was signed by the purchaser. With the exception of the following, the gold was to be delivered on or before November 1, 2010. The final $200,000 of forward gold sales contracts required delivery of gold by November 1, 2009. The Company produced and distributed sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation. Subsequent to satisfying the 2009 gold delivery obligations on these notes payable, at December 31, 2010, the Company owed a total of $670,000, a $917,808 liability less $247,808 in discounts, representing 989.49 ounces of alluvial gold that was to have been delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold in 2010 was alleviated by agreements with note holders to convert notes with a net liability of $712,329 at December 31, 2010, representing 769.59 ounces of alluvial gold, to 5,717,376 shares of common stock and reaching agreement with holders of notes with a net carrying value of $205,479 at December 31, 2010 to extend delivery of 219.90 ounces of alluvial gold to November 1, 2012. See Note 12 Subsequent Events.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.

NOTES PAYABLE IN GOLD, CONTINUED:

On October 19, 2009, the Company’s Board of Directors authorized management to enter into additional notes payable in gold denominated in ounces of fine gold for proceeds of up to $7,000,000. During the year ended December 31, 2009, the Company was successful in selling approximately 342 ounces of fine gold for total cash proceeds of $290,000, total liability of $386,667, less discounts of $96,667, of which $42,224 represented the fair value of 145,000 Class E Warrants issued with the notes. The valuation of gold to be delivered under the notes payable was determined at a uniform percentage to all purchasers of 75% of the closing price of fine gold as quoted on the Daily London Bullion Brokers Second Gold Second Fixing on the date a Confirmation Letter was signed by the purchaser. The gold is to be delivered on or before November 30, 2011. In the event the Company produces sufficient gold in 2011, and elects to do so, it is allowed to make early delivery of gold under these contracts, with any gold deliveries prior to November 30, 2011 done on a prorated weight and particle size basis among all purchasers. Additionally, four of these 2009 notes with a net liability of $168,023 at December 31, 2010, or 175.12 ounces of fine gold, were converted into 1,348,900 shares of common stock after year end. See Note 12 Subsequent Events.

During the year ended December 31, 2010, the Company issued additional notes payable in gold in principal amounts totaling $625,037, total liability of $790,365, less discounts of $165,328, of which $67,004 represented the fair value of 312,518 Class E warrants issued with the notes. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $850 or a 25% discount to market price as calculated on the contract date and specify delivery of gold on or before November 30, 2011. Under six of the notes, totaling $600,037, the holders had the option to elect by October 20, 2010, to: (1) accelerate the delivery of the gold to October 2010, based on a price equal to the lesser of $960 or a 15% discount to market price as calculated on the date of sale or (2) convert the original amount invested into common stock at a price of $0.45 per common share. Holders of four of those notes totaling $400,037 elected to accelerate delivery to October 2010. A default condition arising from the non-delivery of the gold in 2010 was alleviated by agreements with these four note holders to convert the notes with a net liability of $469,236 at December 31, 2010, representing 422.43 ounces of fine gold, to 3,632,904 shares of common stock. Additionally, 2010 notes for which gold deliveries were not accelerated, with a net liability of $26,940 at December 31, 2010, or 30.68 ounces of fine gold, were converted into 232,802 shares of common stock. See Note 12 Subsequent Events.

The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. A finder's fee of 6% of the proceeds of certain notes was payable to qualified parties. The Company paid finder’s fees totaling $31,000 and nil in 2010 and 2009, respectively.

For each dollar of 2010 notes payable in fine gold above, the holder received one half of a Series E common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.65 for a period of two years following the date of issue. In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

At December 31, 2009, the Company had outstanding notes payable in gold for a total of $1,304,475, less discounts of $281,849, for a net liability of $1,022,626.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.

NOTES PAYABLE IN GOLD, CONTINUED:

At December 31, 2010, the Company had total outstanding notes payable in gold of $2,094,840, less unamortized discounts of $142,882 for a net liability of $1,951,957, with 989.49 ounces of alluvial gold deliverable at November 1, 2010, 424.43 ounces of fine gold deliverable at October 31, 2010, and 611.98 ounces of fine gold deliverable at November 30, 2011. The Company did mine sufficient gold to meet its 2010 gold deliveries but chose to sell the gold to fund operations. The Company did not make the required 2010 payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represented default on those agreements. As per the terms of the notes payable in gold contracts, the default terms require the Company to pay the lesser of prime rate plus 4% per annum or 8%, compounded annually; this would equate to approximately $102,000 per year.

Subsequent to the end of the period ended December 31, 2010, in January and February 2011, the Company alleviated the default conditions arising from the non-delivery of the gold in 2010 by agreements with note holders to convert defaulted notes, to shares of common stock or extend terms of gold deliveries to November 1, 2012. See Note 12 Subsequent Events.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default on the notes not converted to common stock. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

6.

CAPITAL LEASE

During the second quarter of 2010, the Company acquired equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through a lease. The lease carried interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualified as a capital lease. The lease was collateralized by the leased equipment with all minimum lease payments due within one year. On September 29, 2010 the Company refinanced the lease. The refinancing resulted in a termination of the capital lease and the establishment of two equipment notes payable. See Note 7 Equipment Notes Payable.

7.

EQUIPMENT NOTES PAYABLE

During the second quarter of 2010, the Company purchased equipment totaling $559,550, making payments of $134,891 in cash and financing $424,660 through notes payable to two equipment vendors. The amounts financed consist of a 48-month note for $258,380 at 4.72% interest per annum with monthly payments of $5,918 and a 36-month lease for $166,280 at 7.9% interest per annum with monthly payments of $5,204. These notes payable have principal balances of $213,567 and $128,303 at December 31, 2010, respectively. On July 1, 2010 the Company agreed to purchase equipment for $158,400 from an individual. The Company paid the note in full during 2010. On September 29 and 30, 2010 the Company entered into two notes payable of $246,678 and $88,511, respectively, to satisfy the capital lease (See Note 6 Capital Lease). These notes carry interest at 8.75% and required 36 monthly payments of $7,816 and $2,804, respectively. These notes payable have principal balances of $228,496 and $81,987 at December 31, 2010, respectively. All of the notes are collateralized by a security interest in the respective equipment.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

EQUIPMENT NOTES PAYABLE, CONTINUED:

The principal amounts of the notes are due over coming years are as follows:

Year	Principal Due December 31,
2011	$ 220,915
2012	237,873
2013	175,957
2014	17,608
2015 and thereafter	-
Total	$ 652,353

8.

STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock:

In 2008, the Company completed the offer and sale of 225,000 shares of Series A Preferred stock in the Company, and in 2009, completed the offer and sale of an additional 250,000 shares of preferred stock, resulting in net proceeds of $475,000 to the Company. During 2009, and again in 2010, a preferred shareholder exercised his right to convert 50,000 Series A Preferred Stock for 300,000 shares of common stock, leaving a remaining balance of 425,000 shares of preferred stock outstanding at December 31, 2010. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $850,000 at December 31, 2010, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

•

Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred Stock could be converted.

•

Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into six shares of common stock. The Company has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the third anniversary of its issuance if the weighted average trading price of the common stock exceeds $1.00 per share for ten consecutive trading days. The Company also has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the tenth anniversary from the date of issuance.

•

Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Series A Convertible Preferred Stock, continued:

o

Preferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, the common stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. The Company has total dividends in arrears of $95,274 as of December 31, 2010.

Conversion of all shares of Series A Preferred stock would have resulted in dilution of 2,550,000 and 2,700,000 for the years ended December 31, 2010 and 2009, respectively.

Common Stock Issued for Conversion of Convertible Debenture and Associated Interest Expense

In February 2009, the Company issued a total of 5,072,328 common shares to RAB Special Situations (Master) Fund Limited (“RAB”), pursuant to the terms of a convertible debenture held by RAB dated November 25, 2005 in the principal amount of $1,000,000 due February 27, 2009 (the “Debenture”). In accordance with the terms of the Debenture, the principal amount of $1,000,000 plus interest of $14,466, accrued from December 1, 2008 through February 27, 2009, was converted into common shares of the Company at a price of $0.20 per share. Consequently, 5,000,000 common shares were issued to satisfy the conversion of the principal and 72,328 common shares were issued to satisfy conversion of the interest. After calculating the interest due on the Debenture at 6%, the closing price of the Company’s common stock five (5) business days prior to the interest payment date was used to calculate the number of common shares required to be issued to satisfy the interest obligation. Interest expense of $9,370 was recorded for 2009 in connection with the issuance based on the value of the shares issued.

Private Placements

Between March 19, 2010 and August 29, 2010, the Company issued 4,106,998 units, at a price of $0.30 per unit, for net proceeds of $1,127,015 in a private placement to investors. Each unit consists of one share of common stock and one-half Class F common stock purchase warrant. Each whole warrant is exercisable to purchase one additional common share at $0.55 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.80 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The common shares which were issued as part of the units have been, or shortly will be held for more than 6 months, are or shortly will be freely tradable, and are included in this registration statement.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

In relation to these placements, the Company issued 139,945 common shares and 599,772 Class F-2 Warrants for commissions to an agent for services in private placement activities. Terms of the F-2 warrant are identical to the class F warrant except the exercise price to purchase a common share is $0.22.

On December 17, 2010, the Company issued 4,169,850 units, at a price of $0.18 per unit, for net proceeds of approximately $635,423 in a private placement to investors. Each unit consists of one share of common stock and one Class G common stock purchase warrant. Each warrant is exercisable to purchase one additional common share at $0.36 per share for a period of two years following the date of issue. In the event that the common shares trade at a weighted volume average price of greater than $0.72 per share for a period of 20 consecutive trading days at any time following the issuance of the warrants, the Company may, in its sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors, which will require the Company to file a registration statement with the SEC regarding the resale of the common shares issued as part of the units and the common shares issuable upon exercise of the warrants within 60 days of the final closing date of the unit offering.

On May 1, 2010, an employee of the Company was issued 100,000 shares of the Company’s stock. At the grant date fair value price of $0.44 per share. The shares were to be fully vested after the completion of nine months of service. The Company had expensed the cost of the shares on a straight-line basis over the terms of the employee’s service until the shares were expected to be fully vested in January 2011. However, on September 24, 2010, the employee resigned his position with the Company, forfeiting his stock grant. Because the employee terminated his employment prior to the vesting of the share grant, the Company reversed $33,934 compensation expense previously recognized for this stock grant.

Stock Warrants:

For the years ended December 31, 2010 and 2009, the Company had the following types of stock purchase warrants outstanding:

Class B Warrants

The Class B Warrants were issued in connection with the Company’s private placement of its common stock on January 31, 2006 and February 24, 2006, and expired three years from the date of issuance in 2009. The Class B Warrants were exercisable at $0.35 per common share in the first year, $0.50 per common share in the second year and $0.65 per common share in the third year. The Class B Warrants contained a mandatory conversion provision which granted the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares was sustained at or above $0.875 per share for five consecutive trading days. The Class B Warrants expired in 2009.

Class D Warrants

The Class D Warrants were issued in connection with the Company’s private placement of its common stock on April 8, 2008 and expired two years from the date of issuance in 2010. The Class D Warrants were exercisable at $0.85 per common share in the first year and $1.25 per common share in the second year. These warrants contained no mandatory conversion provision. The Class D Warrants expired in 2010.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class E Warrants

The Class E Warrants were issued in connection with notes payable in gold contracts entered into during 2009 and 2010 and expire two years from the date of issuance in 2011 and 2012. The Class E Warrants are exercisable at $0.65 per common share. The Class E Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares was sustained at or above $1.00 per share for ten consecutive trading days. At December 31, 2010 and December 31, 2009, there were 457,518 and 145,000 Class E Warrants issued and outstanding, respectively.

Class F Warrants

The Class F Warrants were issued in connection with private placements of the Company’s common stock from March through August 2010, are exercisable at $0.55 per common share and expire in 2012, two years from the date of issuance. The Class F Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.80 per share for twenty consecutive trading days. At December 31, 2010 and 2009, there were 2,052,995 and nil Class F Warrants issued and outstanding, respectively.

Class F-2 Warrants

The Class F-2 Warrants were issued to an agent for commissions in connection with private placements of the Company’s common stock from March through August 2010, are exercisable at $0.22 per common share and expire on December 3, 2012, two years from the date of issuance. The Class F-2 Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.80 per share for twenty consecutive trading days. At December 31, 2010 and 2009, there were 599,772 and nil Class F-2 Warrants issued and outstanding, respectively.

Class G Warrants

The Class G Warrants were issued in connection with private placements of the Company’s common stock in December 2010, are exercisable at $0.36 per common share and expire in December 2012, two years from the date of issuance. The Class G Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.72 per share for twenty consecutive trading days. At December 31, 2010 and 2009, there were 4,169,850 and nil Class G Warrants issued and outstanding, respectively.

The fair value of each warrant issue was estimated on the grant date using the following weighted average assumptions:

	2010		2009
	Low	High	Low	High
Risk-free interest rate	0.82%	1.08%	0.75%	0.84%
Expected dividend yield	--	--	--	--
Expected term	2 years	2 years	2 years	2 years
Expected volatility	140.4%	198.8%	199.6%	202.1%

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

The following is a summary of warrants for 2010 and 2009:

	Shares	Exercise Price	Expiration Date
Class B Warrants:
Outstanding and exercisable at December 1, 2009	2,231,806	0.65
Warrants expired January – March 2009	(2,231,806)
Outstanding and exercisable at December 31, 2009	-		January - March 2009
Class D Warrants:
Outstanding and exercisable at December 31, 2008	485,833	0.85-1.25
Outstanding and exercisable at December 31, 2009	485,833
Warrants expired April 8, 2010	(485,833)
Outstanding and exercisable at December 31, 2010	-
Class E Warrants:
Warrant issued Nov & Dec, 2009	145,000	0.65
Outstanding and exercisable at December 31, 2009	145,000
Warrants issued Feb through June 2010	312,518	0.65
Outstanding and exercisable at December 31, 2010	457,518		Nov 2011 through June 2012
Class F Warrants:
Warrant issued March through August 2010	2,052,995	0.55
Outstanding and exercisable at December 31, 2010	2,052,995		March through August 2012
Class F-2 Warrants:
Warrant issued December 3, 2010	599,772	0.22
Outstanding and exercisable at December 31, 2010	599,772		December 3, 2012
Class G Warrants:
Warrant issued December 2010	4,169,850	0.36
Outstanding and exercisable at December 31, 2010	4,169,850		December 2012
Weighted average exercise of warrants outstanding at December 31, 2010	7,280,135	0.48

Stock Options:

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation, compared with 6 months in the case of options issued under the Restated 2003 Share Incentive Plan in effect until May of 2008. The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Restated 2003 Share Incentive Plan, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2010, there were a total of 865,600 shares available for grant in the 2008 Plan, and 3,065,000 options outstanding, with $38,000 unrecognized compensation cost related to unvested stock options.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

On October 19, 2009, the Company issued 750,000 options with a 5-year life in connections with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. At December 31, 2010 and 2009, the Company recognized share-based compensation for this key employee of $123,500 and $123,500, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year. The Company will recognize $38,000 compensation expense on the vested options in 2011.

For the year ended December 31, 2010 and 2009, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

2009
Low High
Risk-free interest rate	2.36% 2.36%
Expected dividend yield	-- --
Expected term	5 years 5 years
Expected volatility	207.6% 2 07.6%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility.

A summary of stock option transactions for the years ended December 31, 2010 and 2009 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,415,000	$ 0.30		$0
Granted	750,000	$ 0.40
Forfeited	(100,000)	$ 0.55
Options outstanding at December 31, 2009	3,065,000	$ 0.29
Options outstanding at December 31, 2010	3,065,000	$ 0.29	6.27	$61,300

Options exercisable at December 31, 2010	2,815,000			$53,300
Options available for future grants	865,600

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2010 and 2009 were $0.40 and $0.38, respectively, per share. There were no options exercised during 2010 or 2009.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.

REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation the Company used a risk free interest rate of 4% and a projected mine life of 20 years. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31,	December 31,
	2010	2009

Asset Retirement Obligation – beginning balance	$ 5,000	$ 5,000
Incurred	249,118	-
Accretion	-	-
Addition and changes in estimates	-	-
Settlements	-	-
Asset Retirement Obligation - ending balance	$ 254,118	$ 5,000

In addition, the Company has accrued $50,000 at December 31, 2009 and 2010 to remedy a small environmental contamination next to an inactive mill site caused by activities of a previous operator of the site.

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit on Little Squaw Creek restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. Reclamation bonding is mandatory for mines involving ground disturbances of more than five acres. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres. The Company participates in the State Wide Bonding Pool for small miners, and has posted ponds for twenty acres of disturbance. Consequently, the Company is currently not in compliance with its Small Mines permit for Little Squaw Creek. The Company intends to achieve mining permit compliance by getting the Small Mines permit upgraded to, or re-issued as, an Individual Permit, which is required for all mining operations covering more than ten acres. An Individual Permit allows for as much mining ground disturbance as needed but the application process is more costly and time consuming and there is no guarantee that the Company will be granted an Individual Permit. The Company does not anticipate incurring any penalty for no longer being in compliance with the Small Mines permit. However, further expansion of Little Squaw Creek will be delayed until the Company obtains an Individual Permit. There is also no guarantee that the Company will be granted an Individual Permit for Little Squaw Creek. Until the Company obtains an Individual Permit for the Little Squaw Creek, the Company’s ability to produce gold at Little Squaw Creek will be restricted. This could impact the 2011 mining season and our ability to service notes payable in gold due in 2011. No adjustment has been made to the financial statements for this contingency.

10.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits. The deferred tax assets were calculated based on an expected combined federal and state tax rate of 43%.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

10.

INCOME TAXES, CONTINUED:

Following are the components of such assets and allowances at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 254,000	$ -
Unrecovered promotional and exploratory costs	161,000	127,000
Non-deductible accrued remediation costs	24,000	19,000
Non-deductible share based compensation	311,000	204,000
Net operating loss carryforwards	5,587,000	4,001,000
Total deferred tax assets	6,337,000	4,351,000
Less valuation allowance	(6,337,000)	(4,351,000)
Net deferred tax assets	$ -	$ -

At December 31, 2010 and 2009, the Company had federal tax-basis net operating loss carryforwards totaling $12,978,323 and $11,018,773, respectively, which will expire in various amounts from 2011 through 2030. The Company also had state tax-basis net operating loss carryforwards totaling $13,047,289 and $11,087,739, respectively, which will expire in various amounts from 2011 through 2030. For federal and state taxes, the Company uses depreciation methods and asset lives comparable to methods and lives used for book presentation, therefore no deferred tax liability for property, plant and equipment is recognized.

	2010		2009
Federal income tax benefit based on statutory rate	$ (808,000)	34.0%	$ (515,000)	34.0%
State income tax benefit net of federal taxes	(213,000)	9.0%	-	-%
Effect of change in state tax status	(969,000)	40.4%	(41,000)	(2.7)%
Permanent differences	4,000	(0.2)%	(3,000)	(.2)%
Increase in valuation allowance	1,986,000	(83.2)%	559,000	(36.9)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company’s tax years from 2007 through 2010 remain open for examination.

11. COMMITMENTS AND CONTINGENCIES

The Company has a royalty commitment on claims purchased from the Anderson family. The Company is obligated to pay 2% of gold it mines from these claims to the Anderson partnership. For the 2010 mining season the Company owed the Andersons 4.55 ounces of alluvial gold, which the Company had in inventory and delivered to the Andersons subsequent to the 2010 yearend. The Company may, at its election, purchase the royalty from the Anderson Partnership no later than June 23, 2013 for a payment of $250,000. If the Company elects to purchase the royalty once notice has been given, payment is due within 30 days.

In 2009, the Company’s suit against Delmer and Gail Ackels was adjudicated favorably, and during 2010, property and equipment belonging to Delmer and Gail Ackels was sold at auction for total proceeds of $144,000 which was deposited with the Superior Court, Fourth Judicial District at Fairbanks. A portion of these proceeds were awarded to the Company totaling $107,167 in damages. The Company has additional damage claims pending before the court, which may result in additional funds being awarded from the funds deposited with the court. A receivable of $18,655 has been recorded for these claims, which are reported in Other Income on the Statement of Operations as a gain per ASC 450 Contingencies.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

12.

SUBSEQUENT EVENTS

Conversion of Notes Payable in Gold Contracts

Subsequent to year end, on January 31, 2011 and February 1, 2011, Goldrich Mining Company (the “Company”) entered into a series of conversion agreements (the “Conversion Agreements”) in respect of certain Fine Gold and Alluvial Gold Forward Sales Contracts (the “Converted Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company. Under the Conversion Agreements, the Company converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Forward Sales Contracts into 10,931,982 common shares of the Company (“Common Shares”). Prior to the conversion of gold into Common Shares under the Converted Forward Sales Contracts, the Company owed 422.43 ounces of fine gold deliverable in October 2010, 989.49 ounces of alluvial gold deliverable in November 2010 and 611.98 ounces of fine gold deliverable in October 2011, and was in default of the Converted Forward Sales Contracts that required delivery of gold in October and November 2010. As a result of the conversion into common stock after year end, notes payable with a net liability of $1,376,528 have been classified as long term debt at December 31, 2010.

Accordingly, by issuing Common Shares pursuant to the Conversion Agreements, the Company has performed its obligations under the Converted Forward Sales Contracts and is no longer in default and has been released from any liability for default under the Converted Forward Sales Contracts that required delivery of gold in November 2010.

Amendment of Notes Payable in Gold Contracts

Subsequent to year end, on February 4, 2011, the Company entered into an amendment (the “First Amendment”) in respect of certain Alluvial Gold Forward Sales Contracts (the “Amended Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company which were not converted as described in the foregoing summary. Under the terms of the First Amendment, the Company agreed to amend the delivery date of the required quantity of gold from November 1, 2010 to November 1, 2012. In consideration for the amended delivery date, the Company agreed to continue paying interest on the value of the gold that was due November 1, 2010 until the required quantity of gold is delivered or all amounts due under the Amended Forward Sales Contracts are otherwise paid and to increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. Prior to entering into the First Amendment, the Company was in default of its delivery obligations under the Amended Forward Sales Contracts. Accordingly by entering into the First Amendment to the Amended Forward Sales Contracts, the Company is no longer in default and has been released from any liability for default under the Amended Forward Sales Contracts.

As a result of the Company entering into the Conversion Agreement and the First Amendment, the Company has settled all required gold deliveries through 2010 and is in complete compliance with all of its obligations under the gold forward sales contracts that remain outstanding. Under such outstanding gold forward sales contracts, the Company is required to deliver 406 ounces of fine gold by October 2011 and 219.90 ounces of alluvial gold by November 2012.

Exercise of Series A Convertible Preferred shares

Subsequent to year end, on February 2, 2011, a holder of 250,000 shares Series A Convertible Preferred exercised his conversion right to 1,500,000 shares of common stock. This resulted in no proceeds to the Company, and after conversion, there are 175,000 shares of Series A Convertible Preferred outstanding which are convertible into 1,050,000 shares of common stock.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

12.

SUBSEQUENT EVENTS, CONTINUED:

Exercise of Series E and Series F Warrants

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Series E and Series F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in 2011, a total of 35,000 Series E Warrants and 1,393,332 Series F Warrants were exercised, resulting in cash proceeds to the Company of $285,666.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that it is effective.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Code of Ethics

The Board of Directors considers and implements our business and governance policies.

On November 7, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics for directors, officers and executive officers of Goldrich Mining Company and its subsidiaries and affiliates. All our directors and employees have been provided with a copy of the Code, and it is posted on our website at www.goldrichmining.com. The document is intended to provide guidance for all directors and employees (including officers) and other persons who may be considered associates of the company to deal ethically in all aspects of its business and to comply fully with all laws, regulations, and company policies. If we make any amendments to this Code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of the Code to our chief executive officer, or chief financial officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission. A copy of the Code will be sent without charge to anyone requesting a copy by contacting us at our principal office.

The Code is in addition to other detailed policies relevant to business ethics that we may adopt from time to time.

Insider Trading Policy

We adopted an Insider Trading Policy on February 13, 2006. The policy defines an “insider” as a person who possesses, or has access to, material information concerning us that has not been fully disclosed to the public. Any employee, officer or director who believes he or she would be regarded as an insider who is contemplating a transaction in our stock must contact our CEO or CFO prior to executing the transaction to determine if he or she may properly proceed. In addition, all officers, directors and employees listed within the policy are prohibited from trading in our securities except during limited trading windows defined within the policy. Our Insider Trading Policy is posted on our website at www.goldrichmining.com

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and an Exploration Advisory Committee.

Audit Committee

The members of the Audit Committee are Mr. Eickerman (who acts as Chairman), Mr. Orchow and Mr. Duff. Mr. Duff is an interim member of the committee pending the appointment or election of an additional independent board member to fill the position left vacant by Mr. Fish’s retirement. Each of the Directors is considered “independent” as defined by NASD listing standards and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Kenneth S. Eickerman meets the definition of “audit committee financial expert” set forth in Item 401 of Regulation S-K, as promulgated by the SEC. The Audit Committee held four meetings during the year ended December 31, 2009 and four meetings in 2010. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

Mr. Eickerman and Mr. Duff are the members of the Compensation Committee; this Committee does not have a charter. Mr. Eickerman is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara, Mr. Walters and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the 2008 Equity Incentive Plan (“the Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held two meetings in 2009 and two meetings in 2010.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters; this Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2009 or in 2010.

Exploration Advisory Committee

The Exploration Advisory Committee is composed of Mr. Bigelow and Mr. Duff. The members of this Committee have many years of experience in precious metal exploration, management and industry knowledge. The Committee acts as advisors to our management team in matters related to exploration properties and activities. This Committee does not have a charter, nor does the Board of Directors believe it is necessary to adopt specific criteria or procedures for this Committee. The Committee did not hold any meetings in 2009 or in 2010.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Board of Directors held five meetings in 2009 and five meetings in 2010.

James A. Fish resigned from the Board of Directors on October 19, 2010 in conjunction with his retirement. A new board member has not yet been identified or elected.

Richard R. Walters resigned from the Company as Vice President and Chief Operating Officer effective on January 1, 2011 in conjunction with his retirement. He will continue as a director of the Company and remain available to management as a professional geologist on a consulting basis.

The following table and information that follows sets forth, as of December 31, 2010, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson	42

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

Charles C. Bigelow	79

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

Mr. Duff has served as Chairman of the Board of Directors since October 19, 2009 and from June 24, 2003 through March 14, 2007. Mr. Duff spends approximately 10 hours per month on matters related to Goldrich. He is a geologist with over 35 years of diverse international experience in the mining industry. He is currently the Chief Operating Officer of Minera Andes Inc., a position he has held since March 2009. Minera Andes is a production stage Canadian public company traded on the Toronto Stock Exchange and the FINRA OTCBB. Previously he worked for Coeur d’Alene Mines Corporation, a public company traded on the New York Stock exchange, for 18 years where he was President of South American Operations and prior to that Vice President of Business Development. Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures, and is currently serving as a director of that company. American International Ventures is a U.S. gold exploration company that trades on the FINRA OTCBB. He has a BS degree in geology from the Mackay School of Mines at the University of Nevada and an MS degree in geology from the University of Idaho. He has completed graduate studies in international business management at the Whitworth University School of Global Management and Commerce in Spokane, Washington and the Program for Management Development at the Harvard School of Business. He is a past President and honorary Life Member of the Northwest Mining Association and a Registered Professional Geologist.

Kenneth S. Eickerman	53

Mr. Eickerman became a director on March 4, 2004. Mr. Eickerman spends approximately 12 hours per month on matters related to Goldrich. He received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Mr. Eickerman has served as Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer. From January of 2004 to April of 2004 he was the CFO for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian public company trading on the Toronto Ventures Exchange. Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow	65

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

William V. Schara	54

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2005 and relinquished that position concurrent with his appointment as Chief Executive Officer. Mr. Schara has more than 25 years experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004 he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company.

Richard Walters	66

Mr. Walters has been a director since June 2003. Until January 1, 2011, Mr. Walters served as Chief Operating Officer since October 2009 and previously as President and a director since June 24, 2003; he was Acting Chief Financial Officer from June 2003 until November 2003. Prior to his retirement, Mr. Walters spent approximately 80% of his business hours each month on matters related to Goldrich. He is an economic geologist, and holds a degree in geology from Washington State University (1967). He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington. From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina. In February of 2005, Marifil S.A. was merged into Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange. Mr. Walters is a director and Executive Vice President of Marifil Mines Limited. Mr. Walters also served as a director of Universal Uranium Ltd, also a public company traded on the Toronto Ventures Exchange, from February 2008 to May 2010.

Ted R. Sharp	54

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. Mr. Sharp spends approximately 50% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Concurrent with his position with Goldrich, from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company trading on the FINRA OTCBB. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance. The Company has entered into a management consulting contract with Mr. Sharp, engaging him and his firm on a part-time basis.

Arrangements between Directors and Officers

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Family Relationships

There are no family relationships between, or among any of our directors or executive officers.

Legal Proceedings, Cease Trade Orders and Bankruptcy

As of the date of this Annual Report on Form 10-K, no director or executive officer of the Company and no shareholder holding more than 5% of any class of voting securities in the Company, or any associate of any such director, officer or shareholder is a party adverse to the Company or any of our subsidiaries or has an interest adverse to the Company or any of our subsidiaries.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as Chief Executive Officer of the Company. Mr. Schara is a Certified Public Accountant, and has a

Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara voluntarily elected to defer 100% of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. At December 31, 2010, a total of $171,290 of deferred salary had been accrued and included in payable to related parties.

Richard R. Walters, Chief Operating Officer (Resigned on January 1, 2011):

We entered into a written Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a consultant. Mr. Walters’ is a licensed professional independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company. As consideration for performance of the services, we agreed to pay Mr. Walters a fee of $175 per day worked, prorated for each partial day worked. The Agreement was renewed on October 1, 2003 through September 30, 2004. On November 12, 2004, and again on November 7, 2005, the Agreement was renewed retroactively to October 1, 2004 and October 1, 2005, respectively, by our Board of Directors for an additional one-year period under the original terms. On February 15, 2006, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $300 per day worked. On November 21, 2006, the Agreement was extended through December 31, 2006, and on January 18, 2007, the Board of Directors amended and extended Mr. Walters’ Agreement for one year and increased the fee to $550 per day worked, effective retroactively to January 1, 2007. On February 15, 2008, the Board increased the rate to $600 per day worked, extended the agreement through December 31, 2008, renewed retroactively to January 1, 2008. On January 7, 2009, the Board approved retention of the 2008 contract pricing, retroactively to January 1, 2009, into the renewed 2009 agreement, which expired on December 31, 2009. This contract renewal added the ability of Mr. Walters to take a portion of his compensation in stock, due to the limited cash resources of Company. In February 2010, Mr. Walters verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we are successful in securing financing in 2010. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. The services provided by Mr. Walters include serving as our President up to October 19, 2009 and thereafter as Chief Operating Officer as appointed by the Board of Directors on that date. Mr. Walters resigned as Chief Operating Officer on January 1, 2011, and continues as a director of the Company and is available as a consultant to the Company. Mr. Walters elected to defer fees owed to him until such time as the Company had sufficient cash reserves to pay them and began receiving compensation in November 2010. At December 31, 2010, a total of $294,372 had been accrued and included in payable to related parties.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc, and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we are successful in securing financing in 2010. In October 2010, with some reasonable success in securing financing, Mr. Sharp agreed to continue to provide services for payment of actual hours spent by him or his staff, rather than continue to build an unpaid accrued balance. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. As of December 31, 2010, a total of $69,980 had been accrued for services provided by Mr. Sharp and his firm and is included in payable to related parties.

James C. Barker, Management Consultant:

We entered into a written Independent Contractor Agreement, effective January 10, 2006, with James C. Barker as a Management Consultant to serve as the Project Manager for the Chandalar project. The term of this Agreement was through December 31, 2006. As consideration for the performance of services, we paid Mr. Barker a fee of $625 per day for each field day worked, or $550 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker was also reimbursed for reasonable expenses previously approved by us. After a one month lapse, effective February 1, 2007 Mr. Barker’s contract was renewed to December 31, 2007. Under the renewed contract, Mr. Barker was retained as a Management Consultant to serve as the Technical Manager for the Chandalar project. As consideration for the performance of services, we paid Mr. Barker a fee of $650 per day for each field day worked, or $575 per day for each non-field day worked in each calendar month up to 15 days per month, then $450 per day for each non-field day worked in excess of 15 days per month. Mr. Barker continues to perform services on terms identical to that contract. Mr. Barker was also be reimbursed for reasonable expenses previously approved by us. No benefits were provided to Mr. Barker by us for his services. Mr. Barker is currently not under contract. As of December 31, 2010, Mr. Barker had not been paid for $34,004 for services.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent year is as follows:

Summary Compensation Table
Name(3) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

William V. Schara(1)	2010	180,000	0	0	0	0	180,000
Principal Executive Officer	2009	36,290	0	0	285,000	0	321,290
Richard R. Walters	2010	165,000	0	0	0	0	165,000
Chief Operating Officer	2009	171,000	0	0	0	0	171,000
Ted R. Sharp(2)	2010	180,547	0	0	0	0	180,547
Principal Financial Officer	2009	108,900	0	0	0	0	108,900
James C. Barker	2010	0	0	0	0	40,178	40,178
Management Consultant	2009	0	0	0	0	101,218	101,218

(1)

Mr. Schara was appointed Chief Executive Officer on October 19, 2009. His salary for 2009 represents his regular salary from that date through the end of the year. Mr. Schara’s Option Awards for 2009 represent the grant date fair value of options of $285,000 to purchase 750,000 common shares, computed in accordance with ASC 718. Of this amount, $123,500 was recognized as compensation expense in each of 2009 and 2010 with $38,000 to be recognized in 2011.

 (2)

Fess were paid to Mr. Sharp’s consulting firm, Sharp Executive Associates, Inc., and include compensation for all staff members for all functions performed for the Company during 2009 and 2010.

 (3)

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

Outstanding Equity Awards at Fiscal Year-end (2010)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William V. Schara Principal Executive Officer	500,000(2) 50,000	250,000 0	0 0	$0.405 $0.65	Oct 19, 2014 Mar 29, 2016	0 0	0 0	0 0	0 0
Ted R. Sharp Principal Financial Officer	50,000	0	0	$0.40	Mar 1, 2016	0	0	0	0
Richard R. Walters Chief Operating Officer	400,000	0	0	$0.20	Aug 27, 2018	0	0	0	0

(1)

All options are vested, except options issued to Mr. Schara on October 19, 2009, which vest as described in (2) below.

(2)

On October 19, 2009, we issued options to purchase 750,000 shares of common stock, 250,000 which vested immediately, 250,000 which vested on October 19, 2010 and 250,000 on October 19, 2011 which are exercisable for a five-year period from the date of issuance at an exercise price of $0.405 per under our 2008 Equity Incentive Plan, in connection with service as Principal Executive Officer. The fair value of the options was computed in accordance with ASC 718.

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

The employment plan for Mr. Schara includes a two-year severance provision (or a three-year provision under a change in control) , wherein the Company would be required to pay him a lump-sum severance equal of two years (or three years under a change of control) of his annual salary at termination due to reasons other than termination for cause.

Director Compensation

The Directors receive $500 for each board meeting and $300 for each committee meeting. Any officer who is also a board member does not receive fees for service on the board.

Stock Awards and Option Awards were made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2010 are included in the Beneficial Ownership table and notes below. There have been no option awards to any officer or director during 2010.

Director Compensation (2010)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	2,500	0	0	0	0	0	2,500
Charles G. Bigelow(4)	2,500	0	0	0	0	0	2,500
James K. Duff(5)	2,000	0	0	0	0	0	2,000
Kenneth S. Eickerman(6)	2,800	0	0	0	0	0	2,800
James A. Fish(7)	500	0	0	0	0	0	500
William Orchow(8)	2,800	0	0	0	0	0	2,800

(1)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)

Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)

Mr. Atkinson holds no options to purchase shares of common stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2010 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, Chief Operating Officer and Director, Former President	3412 S. Lincoln Dr. Spokane, WA 99203	1,581,420	(4)	2.96%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	503,333	(3)(6)	*
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Ct Anchorage, AK 99515	470,000	(2)(3) (5)	*
Common Stock	James A. Fish, Former Director	4923 S. Woodfield Lane Spokane, WA 99223	477,000	(2)(3) (5)	*
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	567,903	(2)(3) (5)	1.07%
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	320,833	(3)(6)	*
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	6,502,783	(10)	12.26%
Common Stock	William V. Schara, Chief Executive Officer, Former Chairman and Director	3221 S. Rebecca Spokane, WA 99223	920,833	(9)	1.72%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	303,182	(8)	*
Common Stock	All current executive officers and directors as a group		11,647,287	(7)	20.93%
5% or greater shareholders

Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	6,502,783	(10)	12.26%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	5,100,000	(11)	9.46%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 52,936,397 shares outstanding on December 31, 2010, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 500,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2014. Mr. Schara also holds 250,000 unvested options to purchase common shares; these options vest on October 19, 2011.

(10)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 320,833 shares of common stock held personally by Mr. Atkinson, 5,754,916 held for the account of Forza Partners II, and 327,016 held for the account of Forza Partners L.P. Mr. Atkinson is also a director to the Company. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table. Subsequent to the end of the period, Mr. Atkinson signed an agreement to convert previously nonconvertible notes payable in gold to 1,328,716 shares of common stock. These shares are not included above because the contractual right to convert the notes payable to common shares did not exist at December 31, 2010.

(11)

Includes 3,600,000 shares of common stock, held personally by Nicholas Gallagher and 500,000 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock, 100,000 shares of common stock acquirable upon exercise of Class E Warrants, which are exercisable before June 3, 2010, and 1,787,037 shares of common stock acquirable upon conversion of notes payable in gold, all held for the account of NGB Nominees Limited. All warrants, preferred stock and notes payable in gold are exercisable and convertible within 60 days of the date of this report. Subsequent to the end of the 2010 year, Mr. Gallagher signed on behalf of NGB Nominees an agreement to convert previously nonconvertible notes payable in gold to 1,791,663 shares of common stock. These shares are not included above because the contractual right to convert the notes payable to common shares did not exist at December 31, 2010.

Each class of warrants contains provisions that restrict exercise of the warrants if the holder’s beneficial ownership would exceed 9.99% of the Company’s common stock as a result of the exercise.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, the Company employed one of its existing directors, Mr. Schara, to serve as President and Chief Executive Officer (“CEO”). In connection with his employment the Company issued 750,000 options as described in Note 8. The CEO elected to defer his salary until the Company was successful in securing financing sufficient to fund future operations. Near the end of the fourth quarter of 2010, the Company began to pay accrued amounts, and at December 31, 2010, a total of $171,290 of deferred salary had been accrued and remained unpaid.

Pursuant to terms of his contract, Mr. Walters, the Company’s Chief Operating Officer (“COO”) elected to accrue fees owed to him until such time as the Company had sufficient cash reserves to pay them. Near the end of the fourth quarter, the Company began to pay accrued amounts, and at December 31, 2010, a total of $294,372 of deferred salary included in deferred compensation had been accrued and remained unpaid. The COO resigned as an officer effective January 1, 2011 and remains the Board of Directors and continues to serve as a paid consultant to the Company.

Additionally, an amount of $69,980 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer (“CFO”) at December 31, 2010. These amounts are included in the related party payables.

During the year ended December 31, 2009, Mr. Walters entered into notes payable in gold with the Company for $75,000, a $102,740 liability by the Company less $27,740 in discounts, representing 110.54 ounces of alluvial gold, with the gold due to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold in 2010 was alleviated by an agreement with the COO to extend the gold delivery date and modify the interest rate on amounts due.

During the year ended December 31, 2009, Mr. Atkinson, a director and affiliate of the Company beneficially owning more than 5% of the outstanding shares, and acting on behalf of the beneficial ownership group, entered into notes payable in gold with the Company for a total of $290,000, a $397,261 liability less $107,261 in discounts, representing 439.90 ounces of alluvial gold, with 62.32 ounces to be delivered at November 1, 2009, and 377.58 ounces to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. The Company produced sufficient gold during its 2009 mining program to meet the November 1, 2009 obligation and on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate. At December 31, 2010, the Company owed this affiliate $250,000, a $342,466 liability less $92,466 in discounts, representing 377.58 ounces of alluvial gold. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the notes to 2,696,911 shares of common stock.

During the year ended December 31, 2010, Mr. Atkinson and his beneficial ownership group entered into notes payable in gold with the Company for a total of $200,037, a $251,024 liability less $50,987 in discounts, representing 228.89 ounces of fine gold, with 107.29 ounces to be delivered on or before October 31, 2010 and 121.60 ounces to be delivered on or before November 30, 2011 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the affected notes to 922,710 shares of common stock.

During the year ended December 31, 2009, Mr. Fish, a director of the Company, entered into a note payable in gold with the Company wherein he purchased a total of $20,000 of gold to be delivered in the future, a $27,397 liability less $7,397 in discounts, representing 28.99 ounces of alluvial gold, with the gold to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the note to 215,381 shares of common stock.

During the year ended December 31, 2009, Mr. Fish entered into a second note payable in fine gold with the Company wherein he purchased a total of $20,000 of gold to be delivered in the future, a $26,667 liability less $6,667 in discounts, representing 23.60 ounces of fine gold to be delivered on or before November 30, 2011 from gold yet to be produced at the Company’s Chandalar property. This note has been converted by agreement with the director to 179,163 shares of common stock.

During the year ended December 31, 2009, Mr. Gallagher, an affiliate of the Company owning more that 5% of the outstanding shares, entered into a note payable in gold with the Company for $160,000, a $219,178 liability less $59,178 in discounts, representing 244.02 ounces of alluvial gold, with the gold to be delivered on or before November 1, 2009. The Company produced sufficient gold during its 2009 mining program to meet this November 1, 2009 obligation and at on November 10, 2009, delivered the gold to the affiliate’s account at a smelter upon direction from this affiliate.

As a result of the deliveries of gold to satisfy notes payable in gold during the year ended December 31, 2009, there was $273,974 of related party revenue from gold sales recognized in 2009, representing delivery of 306.34 ounces of alluvial gold. There were no related party sales or deliveries of gold in 2010.

During the year ended December 31, 2010, Mr. Gallagher, entered into notes payable in gold with the Company for a total of $200,000, a $253,125 liability less $53,125 in discounts, representing 208.33 ounces of fine gold to be delivered on or before October 31, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the note to 1,791,663 shares of common stock.

See Note 5 Notes Payable in Gold to the Consolidated Financial Statements for details of note transactions. See Note 12 Subsequent Events to the Consolidated Financial Statements for details of conversion transactions.

Total interest expense recognized for the years ended December 31, 2010 and 2009, for notes payable in gold with related parties was $181,868 and $175,290, respectively.

Director Independence

The Board has analyzed the independence of each director and nominee and has determined that the members of the Board listed below meet the requirements of applicable laws and the listing standards regarding “independence” of the NASD. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with the Company, except as a director and shareholder:

•

Charles G. Bigelow

•

James K. Duff

•

Kenneth S. Eickerman

•

James A. Fish, during his service prior to resigning in October 2010

•

William Orchow

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2010. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2010 and 2009:

Type of fee:	2010	2009	Description

Audit fees:	$49,000	$43,000	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	4,000	2,965
Total	$53,000	$45,965

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description
3.1	Amendment to Articles of Incorporation of Little Squaw Gold Mining Company dated January 27, 2004, incorporated by reference to exhibit 3.1 to Form 10-KSB (001-06412), as filed March 29, 2004
3.2	Articles of Incorporation and Amendments through 1977, incorporated by reference to exhibit 3.2 to Form SB-2 (333-130819), as filed December 30, 2005
3.3

Articles of Amendment to Articles of Incorporation of Little Squaw Gold Mining Company changing name of company to Goldrich Mining Company dated May 23, 2008, incorporated by reference to exhibit 3.3 to Form S-1 (333-152831), as filed August 7, 2008

3.4	Bylaws, incorporated by reference to exhibit 3.3 to Form SB-2/A (333-133216), as filed July 6, 2006
4.1	Statement of Designation of Shares of Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
10.23	40 Year Lease, Broken Hills West Mining, incorporated by reference to exhibit 10.23 to Form SB-2 (333-140899), as filed February 26, 2007
10.27

Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, original Spanish document, incorporated by reference to exhibit 10.27 to Form 10-KSB (001-06412), as filed April 14, 2008

10.28

Lease Agreement between subsidiary Minera LSG and Miguel Teran Para and spouse for Marisol property, dated November 30, 2007, English translation, incorporated by reference to exhibit 10.28 to Form 10-KSB (001-06412), as filed April 14, 2008

10.29

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, original Spanish document, incorporated by reference to exhibit 10.29 to Form 10-KSB (001-06412), as filed April 14, 2008

10.30

Unilateral Option Agreement between Minera LSG, Cesar Octavio Albelais Boido and spouse, and Jassany Margarita Albelais Valenzuela and spouse for Marisol mining concessions, dated November 13, 2007, English translation, incorporated by reference to exhibit 10.30 to Form 10-KSB (001-06412), as filed April 14, 2008

10.35	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
10.36

Independent Contractor Agreement, dated as of January 1, 2009, among Goldrich Mining Company, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.36 to Form 10-K (001-06412), as filed April 3, 2009

10.37

Oral agreement to extend Independent Contractor Agreement, dated January 7, 2009, between Goldrich Mining Company and Richard Walters, incorporated by reference to exhibit 10.37 to Form 10-K (001-06412), as filed April 3, 2009

10.38

Oral agreement to extend Independent Contractor Agreement,  dated February 10, 2010, among Goldrich Mining Company, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.38 to Form 10-K (001-06412), as filed April 6, 2010

10.39

Oral agreement to extend Independent Contractor Agreement, dated February 10, 2010, between Goldrich Mining Company and Richard Walters incorporated by reference to exhibit 10.39 to Form 10-K (001-06412), as filed April 6, 2010

10.40	Form of Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed April 1, 2010
10.41	Form of Alluvial Gold Forward Sales Contract Confirmation Letter, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed April 1, 2010
10.42	Form of Unit Subscription Agreement, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed April 1, 2010
10.45	Form of Unit Subscription Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
10.46

Employment Agreement, dated as of December 20, 2010, between Goldrich Mining Company and William V. Schara, incorporated by reference to exhibit 10.46 to Form S-1 (333-171550), as filed January 4, 2011

10.47	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011

10.48	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.49	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.50	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
23.1	Consent of James C. Barker, a Certified Professional Geologist, incorporated by reference to exhibit 23.1 to Form S-1 (333-171550) , as filed January 4, 2011
23.2	Consent of Jeffrey Keener, a Certified Professional Geologist, incorporated by reference to exhibit 23.2 to Form S-1 (333-171550) , as filed January 4, 2011
23.3	Consent of Thomas Bundtzen, a Certified Professional Geologist, incorporated by reference to exhibit 23.3 to Form S-1 (333-171550) , as filed January 4, 2011
23.4	Consent of Robert Murray, a Certified Professional Geologist, incorporated by reference to exhibit 23.4 to Form S-1 (333-171550) , as filed January 4, 2011
23.5	Consent of Paul Martin, a Professional Mining Engineer, incorporated by reference to exhibit 23.5 to Form S-1 (333-171550) , as filed January 4, 2011
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  March 21, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  March 21, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

March 21, 2011

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

March 21, 2011

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

March 21, 2011

            /s/ James K. Duff

James K. Duff, Director

Date:

March 21, 2011

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

March 21, 2011

            /s/ William Orchow

William Orchow, Director

Date:

March 21, 2011

           /s/ William Schara

William Schara, Director and Chief Executive Officer

Date:

March 21, 2011

          /s/ Richard R. Walters

Richard R. Walters, Director

Date:

March 21, 2011

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer