Form 10-Q
period 2011-03-31
GOLDRICH MINING CO
filed 2011-05-16
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 16, 2011:     76,763,514

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

20

Item 4. Controls and Procedures

20

PART II – OTHER INFORMATION

21

Item 1.  Legal Proceedings

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

21

Item 3.  Defaults upon Senior Securities

22

Item 4.  (Removed and Reserved)

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 318,965	$ 342,871
Prepaid expenses	100,180	116,580
Other current assets	78,179	90,162
Total current assets	497,324	549,613

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,160,299	2,303,667
Mining properties and claims	579,996	583,172
Total property, plant, equipment and mining claims	2,740,295	2,886,839
Total assets	$ 3,237,619	$ 3,436,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 283,233	$ 195,924
Related party payable	386,720	380,801
Deferred compensation	171,290	171,290
Dividend payable on preferred stock	22,083	-
Current portion of equipment notes payable	225,032	220,915
Current portion of notes payable in gold, net of discounts	276,619	260,079
Current portion of notes payable in gold, net of discounts, related parties	116,527	109,871
Total current liabilities	1,481,504	1,338,880

Long-term liabilities:
Equipment notes payable	373,612	431,438
Notes payable in gold, net of discounts	102,739	734,496
Notes payable in gold, net of discounts, related parties	102,740	847,511
Accrued remediation costs	306,659	304,118
Total long-term liabilities	885,750	2,317,563
Total liabilities	2,367,254	3,656,443

Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 425,000 shares issued and outstanding, respectively, $350,000 and $850,000 liquidation preferences, respectively	175,000	425,000
Common stock; $.10 par value, 200,000,000 shares authorized; 66,796,711 and 52,936,397 issued and outstanding, respectively	6,679,671	5,293,640
Additional paid-in capital	11,815,520	9,673,743
Deficit accumulated during the exploration stage	(17,799,826)	(15,612,374)
Total stockholders’ equity (deficit)	870,365	(219,991)
Total liabilities and stockholders' equity (deficit)	$ 3,237,619	$ 3,436,452

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	1,034,573
Exploration expense	135,902	107,670	5,557,744
Management fees and salaries	48,655	118,434	2,987,005
Professional services	54,790	47,250	1,836,854
Other general and admin expense	113,600	45,158	2,046,195
Office supplies and other expense	6,301	3,376	375,638
Directors' fees	15,200	2,500	759,575
Mineral property maintenance	8,411	8,456	148,030
Depreciation	137,666	71,758	1,243,913
Reclamation and miscellaneous	813	562	122,140
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	(1,991)	-	195,290
Total operating expenses	519,347	405,161	16,385,529

Other (income) expense:
Gain on legal judgment	-	-	(127,387)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(133)	(375)	(284,083)
Interest expense and finance costs	49,259	70,847	1,310,694
Loss on settlement of debt	1,623,489	-	1,623,489
Loss (gain) on foreign currency translation	(4,510)	(554)	72,902
Total other (income) expense	1,668,105	69,918	2,097,533

Net loss	$ 2,187,452	$ 475,079	$ 17,799,826
Preferred dividends	10,458	4,792
Net loss available to common stockholders	$ 2,197,910	$ 479,871

Net loss per common share – basic and diluted	$ 0.04	$ 0.01

Weighted average common
shares outstanding-basic	61,866,415	44,654,494

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$ (2,187,452)	$ (475,079)	$ (17,799,826)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	143,383	71,758	1,250,123
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	(1,991)	-	2,397
Stock based compensation	11,712	28,500	1,602,268
Compensation paid with equipment	1,803	-	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold	19,068	67,442	515,524
Amortization of discount on notes payable in
gold for value of warrant	7,287	-	210,954
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	1,623,489	-	1,623,489

Change in:
Prepaid expenses	16,400	(57,986)	(100,180)
Other current assets	11,983	4,530	(78,179)
Accounts payable and accrued liabilities	126,646	33,626	322,570
Related party payable	5,919	73,458	386,720
Deferred compensation	-	9,206	171,290
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(221,753)	(244,545)	(11,082,328)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(4,110)	(446,944)	(2,210,686)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(505,090)
Net cash used - investing activities	(4,110)	(446,944)	(2,024,210)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited) Continued:

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Increase (decrease) in stock subscription payable	-	-	-
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	255,666	-	3,071,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	208,501	7,844,486
Proceeds from notes payable in gold	-	325,038	1,785,037
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	(53,709)	-	(642,344)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	201,957	533,539	13,425,503

Net increase (decrease) in cash and cash equivalents	(23,906)	(157,950)	318,965

Cash and cash equivalents, beginning of period	342,871	302,014	-
Cash and cash equivalents, end of period	$ 318,965	$ 144,064	$ 318,965

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 11,806	$ -	$ 101,730

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ 933,534	$ 1,240,988
Additions to property, plant and equipment paid in gold	$ -	$ -	$ 10,966
Accounts payable satisfied with equipment	$ 10,000	$ -	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 250,000	$ 25,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ 3,032,513	$ -	$ 3,032,513
Warrants issued with notes payable in gold	$ -	$ 37,004	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 273,974
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ 22,083	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

	March 31,	March 31,
For periods ended	2011	2010

Convertible preferred stock	1,050,000	2,550,000
Stock options	3,065,000	3,065,000
Warrants	5,851,803	1,946,681
Convertible notes payable in gold	0	722,304
Total possible dilution	9,966,803	8,283,985

For the three-month periods ended March 31, 2011 and March 31, 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2011 to fund normal operations and meet debt obligations for the next 12 months. The Company raised $255,666 net cash proceeds from the exercise of warrants during the quarter ended March 31, 2011, but still requires additional cash to execute its exploration plans and meet its debt obligations in the next twelve months.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.  Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. In addition, the Company does not have sufficient gold to satisfy notes payable in gold which will mature in the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS

Pursuant to the terms of his contract, the Company’s former Chief Operating Officer had previously elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them.  During the three-month period ended March 31, 2011, the Company accrued no additional fees, and has accrued a total of $278,239 in fees and expenses as of the end of the quarter.  The Company’s President and Chief Executive Officer had previously elected to defer his salary.  The Company has accrued no additional compensation and expenses for the three months ended March 31, 2011, and had accrued a total of $171,290 deferred compensation and expenses as of the end of the quarter, all of which was paid subsequent to the end of the quarter.

Additionally, an amount of $82,512 has been accrued for fees and expenses due to the Company’s Chief Financial Officer at March 31, 2011, of which $27,225 was accrued in the quarter then ended. The entire amount due to the Chief Financial Officer was paid subsequent to the end of the quarter. A total of $56,762 has been accrued for directors and related party consultants, of which $20,258 was accrued in the quarter ended March 31, 2011.

Total interest expense recognized for the three months ended March 31, 2011 for notes payable in gold with related parties, including the amortization of discounts on those notes, was $17,782.

4.

NOTES PAYABLE IN GOLD

At March 31, 2011, the Company had total outstanding notes payable in gold of $660,714, less unamortized discounts of $62,089 for a net liability of $598,625, with 406.178 ounces of fine gold deliverable at November 30, 2011, and 219.894 ounces of alluvial gold deliverable at November 1, 2012. The Company did mine sufficient gold to meet its 2010 gold deliveries but chose to sell the gold to fund operations. The Company did not make the required 2010 payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represented default on those agreements. In January and February 2011, the Company alleviated the default conditions arising from the non-delivery of the gold in 2010 by agreements with note holders to convert defaulted notes to shares of common stock, or to extend terms of gold deliveries to November 1, 2012.

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

Conversion of Notes Payable in Gold Contracts

On January 31, 2011 and February 1, 2011, the Company entered into a series of conversion agreements (the “Conversion Agreements”) in respect of certain Fine Gold and Alluvial Gold Forward Sales Contracts (the “Converted Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company. Under the Conversion Agreements, the Company converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Forward Sales Contracts into 10,931,982 common shares of the Company. Prior to the conversion of gold into common shares under the Converted Forward Sales Contracts, the Company owed 422.43 ounces of fine gold deliverable in October 2010, 989.49 ounces of alluvial gold deliverable in November 2010 and 611.98 ounces of fine gold deliverable in October 2011, and was in default of the Converted Forward Sales Contracts that required delivery of gold in October and November 2010. As a result of the conversion into common stock, notes payable in gold with a net liability of $1,376,528 were classified as long term debt at December 31, 2010.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

Accordingly, by issuing common shares pursuant to the Conversion Agreements, the Company has performed its obligations under the Converted Forward Sales Contracts and is no longer in default and has been released from any liability for default under the Converted Forward Sales Contracts that required delivery of gold in November 2010.

The conversion of notes payable in gold represents a settlement of that debt in the quarter ended March 31, 2011. Notes payable in gold totaling $1,434,125, less unamortized discounts of $54,438 for a net liability of $1,379,687 were converted to 10,931,982 common shares of the Company. At the time of conversion on January 31, 2011 and February 1, 2011, the common shares had a fair value $0.28 per share, or $3,060,955, as measured by the closing price of the Company’s stock on the FINRA OTCBB exchange on each of those dates. After giving effect to relief of $29,337 in accrued interest payable to holders under the terms of conditions of default, and $28,442 unamortized discounts related to warrants associated with the converted contracts, the conversion of the notes payable in gold resulted in a loss of $1,623,489, or $0.03 per basic share of outstanding common stock.

Amendment of Notes Payable in Gold Contracts

On February 4, 2011, the Company entered into amendments (the “First Amendment”) in respect to certain Alluvial Gold Forward Sales Contracts (the “Amended Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company which were not converted as described in the foregoing summary. Under the terms of the First Amendment, the Company agreed to amend the delivery date of the required quantity of gold from November 1, 2010 to November 1, 2012. In consideration for the amended delivery date, the Company agreed to continue paying interest on the value of the gold that was due November 1, 2010 until the required quantity of gold is delivered or all amounts due under the Amended Forward Sales Contracts are otherwise paid and to increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. Prior to entering into the First Amendment, the Company was in default of its delivery obligations under the Amended Forward Sales Contracts. Accordingly by entering into the First Amendment to the Amended Forward Sales Contracts, the Company is no longer in default and has been released from any liability for default under the Amended Forward Sales Contracts. The interest accrued or paid under the amended interest rates would equate to approximately $22,800 per year. These amended notes give rise to the deliveries of alluvial gold noted in the foregoing paragraphs.

5.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due March 31,
2012	$ 225,032
2013	242,261
2014	131,351
2015	-
2016 and thereafter	-
Total	$ 598,644

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

6.

STOCKHOLDERS’ EQUITY (DEFICIT)

On February 2, 2011, a holder of 250,000 shares Series A Convertible Preferred exercised his conversion right to 1,500,000 shares of common stock. This resulted in no proceeds to the Company, and after conversion, there are 175,000 shares of Series A Convertible Preferred outstanding which are convertible into 1,050,000 shares of common stock.

On January 31, 2011 and February 1, 2011, the Company issued a total of 10,931,982 common shares for conversion of certain notes payable in gold. See Note 4 Notes Payable in Gold.

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Series E and Series F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in the quarter ended March 31, 2011, a total of 35,000 Series E Warrants and 1,393,332 Series F Warrants were exercised, resulting in net cash proceeds to the Company of $255,666.

The following is a summary of warrants for March 31, 2011:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2010	145,000	0.65
Warrants issued in 2010	312,518	0.65	Feb through June 2012
Outstanding and exercisable at December 31, 2010	457,518
Warrants exercised February 18, 2011	(35,000)	0.20
Outstanding and exercisable at March 31, 2011	422,518
Class F Warrants: (Issued for Private Placement)
Warrants issued in 2010	2,052,995	0.55	March through August 2012
Outstanding and exercisable at December 31, 2010	2,052,995
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at March 31, 2011	659,663
Class F-2 Warrants: (Issued for Commissions)
Warrants issued in 2010	599,772	0.20	December 3, 2012
Outstanding and exercisable at December 31, 2010	599,772
Outstanding and exercisable at March 31, 2011	599,772
Class G Warrants: (for Private Placement)
Warrants issued in 2010	4,169,850	0.36	December 3 thru 16, 2012
Outstanding and exercisable at December 31, 2010	4,169,850
Outstanding and exercisable at March 31, 2011	4,169,850
Weighted average exercise of warrants outstanding and weighted average exercise price at March 31, 2011	5,851,803	0.46

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connection with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. For the periods ended March 31, 2011 and 2010, the Company recognized share-based compensation for key employees of $11,712 and $28,500, respectively, for the three month periods.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

COMMITMENTS AND CONTINGENCIES

The Company has a royalty commitment on claims purchased from the Anderson family. The Company is obligated to pay 2% of gold it mines from these claims to the Anderson partnership.  For the 2010 mining season the Company accrued and paid the Andersons 4.55 troy ounces of gold in 2010.  The Company may, at its election, purchase the royalty from the Anderson Partnership no later than June 23, 2013 for a payment of $250,000.  If the Company elects to purchase the royalty once notice has been given, payment is due within 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the SEC on March 21, 2011. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

At this time, we have initiated an effort to secure up to $2.0 million through a private placement to finance the 2011 seasonal, normally mid-May through mid-September, exploration program which will consist of a core drilling program to build on reverse circulation drilling, trenching, sampling and geo-chemical analysis performed in prior years. We are also looking for a contractor or other qualified company to continue the placer mining operation at the Little Squaw Creek Gold Mine in 2012 and future years. Financing alternatives include, but are not limited to, joint ventures, contract mining with an in-kind or a net profits sharing agreement, or leasing specific claims to a competent operator while retaining a gold production royalty.

For a complete description of our Chandalar, Alaska project please see our Form 10-K for the year ended December 31, 2010.

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
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Location, Access & Geography of Chandalar

The Chandalar mining district lies north of the Arctic Circle at latitude 67°30'. The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot (see Map 1). The center of the district is approximately 70 miles north of the Arctic Circle. Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

For a complete description of the access & geography of Chandalar please see our Form 10-K for the year ended December 31, 2010

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
Goldrich - Quarter Section MTRSC 40 acre state mining claims awarded by the Alaska Superior Court and subject to Alaska Supreme Court appeal.
Airstrip
Road
Old Mine site
Winter Trail
Goldrich Mining Co. 12/17/10_ncn.cdr

Map 2 – Chandalar Mining Claim Block

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 17,560 acres (~27.5 square miles) (see Map 2), and which are maintained by us specifically for the exploration and exploitation of aggradational placer and lode gold deposits. The mining claims cover most of the known gold bearing zones within an area approximately five miles by eight miles.

For a complete description of the Chandalar mining claims please see our Form 10-K for the year ended December 31, 2010

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
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Chandalar Geology and Mineralization

A complete technical description of the Chandalar mining district, its geology and mineralization is included in our Form 10-K for the year ended December 31, 2010.  In map 3 above, we present graphical representation of both hard rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

For a complete description of prior years’ exploration activities, and the interpretations of exploration and drilling activities please see our Form 10-K for the years ended December 31, 2010, 2009 and previous years.

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

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. At this time, we have initiated an effort to secure financing through a private placement to finance our 2011 seasonal exploration program, which will consist of a core drilling program to build on reverse circulation drilling, trenching, sampling and geo-chemical analysis performed in prior years. We anticipate that we will incur the following expenses over the next twelve months as of March 31, 2011:

1.

$1.5 to $2.0 million for 2011 exploration plan

2.

$375,000 for payment of third-party debt obligations

3.

$636,000 for general operating expenses

Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2010 and the first quarter of 2011, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the year ended December 31, 2010, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2010, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. We also had negative working capital of $789,267 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During the quarter ended March 31, 2011, we raised $255,666 through the exercise of warrants under a temporary reduction of exercise price of Class E and Class F warrants to $0.20 per common share. Those funds were used for general corporate purposes during the quarter. Additionally, on January 31 and February 1, 2011, we converted into common stock certain notes payable in gold obligations and have extended to 2012 the gold delivery terms on unconverted notes that required delivery in 2010. As a result of these agreements, the Company has classified those notes as long-term at December 31, 2010 and has rectified the default conditions.

With the exception of gold sales revenue over the past two years, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to produce enough gold to satisfy our obligations under our notes payable in gold, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, the forward sale of planned gold production at our Chandalar property, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We will require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. We have sufficient cash to fund our administrative operations for at least the next twelve months, however, without additional cash infusions we may not be able to accomplish the full breadth of our 2011 exploration plans, may have to renegotiate the a portion of the third party debt obligations or may be required to sell equipment or other corporate assets.

On March 31, 2011, we had total liabilities of $2,367,254 and total assets of $3,237,619. This compares to total liabilities of $3,656,443 and total assets of $3,436,452 on December 31, 2010. As of March 31, 2011, the Company’s liabilities consist of $306,659 for environmental remediation and asset retirement obligations, $598,625 in notes payable in gold contracts, $598,644 in equipment notes payable, $283,233 of trade payables and accrued liabilities, $386,720 due to related parties, $171,290 for deferred compensation and $22,083 for dividends payable. Of these liabilities, $1,481,504 is due within 12 months, including $225,032 in the current portion of equipment notes payable and $393,146 representing the current portion of notes payable in gold. The decrease in total liabilities compared to December 31, 2010 is largely due to the conversion of several notes payable in gold contracts to common shares, which increased stockholders’ equity by approximately $3.1 million. Other changes were due to an increase in accounts payable and other accrued liabilities in anticipation of receipt of cash from the private placement closed subsequent to March 31, scheduled payments on equipment notes payable and an increase in dividends payable to recognize dividends due on converted preferred stock. The decrease in total assets was due to the continuing depreciation of equipment during the quarter ended March 31, 2011, with smaller effects of amortization of prepaid expenses and amortization of the asset recovery obligation asset.

On March 31, 2011 we had negative working capital of $984,180 and stockholders’ equity of $870,365 compared to $789,267 in negative working capital and negative stockholders’ equity of $219,991 as of December 31, 2010.

During the quarter ended March 31, 2011, we used cash from operating activities of $221,753 compared to $244,545 for the same quarter of 2010. Increased expenses in exploration expense and other general and administration expense were offset by reductions to management fees and salaries, with other expense categories remaining generally steady period over period.

During the first quarter of 2011, we paid $53,709 in principal on equipment notes and purchased a minor asset for $4,110, whereas in the first quarter of 2010, we invested $446,944 in equipment and took on $933,534 in capital lease and equipment notes payable financing. In the 2011 first quarter, we raised $255,666 net cash proceeds from the exercise of warrants, compared to cash raised in the 2010 first quarter of $208,501 from issuance of common shares and warrants and $325,038 proceeds from entering into notes payable in gold.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of the Company’s securities made during the quarter ended March 31, 2011.

Subsequent Events

None

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended March 31, 2011.

The Company continues to pursue resolution in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in favor of the Company concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2010 for a complete description of legal proceedings.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Exercise of Series A Convertible Preferred shares:

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

Conversion of Notes Payable in Gold Contracts:

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

Exercise of Series E and Series F Warrants:

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Series E and Series F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in the quarter ended March 31, 2011, a total of 35,000 Series E Warrants and 1,393,332 Series F Warrants were exercised, resulting in net cash proceeds to the Company of $255,666.

The shares were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Mine Safety Disclosure

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended March 31, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 16, 2011

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2011

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer