Form 10-Q
period 2011-06-30
GOLDRICH MINING CO
filed 2011-08-15
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 12, 2011:     90,466,855

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

14

Item 3. Quantitative and Qualitative Disclosures about Market Risk

21

Item 4. Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings

22

Item 1A.  Risk Factors

22

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

22

Item 3.  Defaults upon Senior Securities

23

Item 4.  (Removed and Reserved)

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,600,281	$ 342,871
Prepaid expenses	125,576	116,580
Other current assets	70,841	90,162
Total current assets	1,796,698	549,613

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,045,310	2,303,667
Mining properties and claims	579,996	583,172
Total property, plant, equipment and mining claims	2,625,306	2,886,839
Total assets	$ 4,422,004	$ 3,436,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 467,348	$ 195,924
Related party payable	306,523	380,801
Deferred compensation	-	171,290
Dividend payable on preferred stock	22,083	-
Current portion of equipment notes payable	229,229	220,915
Current portion of notes payable in gold, net of discounts	293,326	260,079
Current portion of notes payable in gold, net of discounts, related parties	123,378	109,871
Total current liabilities	1,441,887	1,338,880

Long-term liabilities:
Equipment notes payable	314,704	431,438
Notes payable in gold, net of discounts	102,740	734,496
Notes payable in gold, net of discounts, related parties	102,740	847,511
Accrued remediation costs	309,200	304,118
Total long-term liabilities	829,384	2,317,563
Total liabilities	2,271,271	3,656,443

Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 425,000 shares issued and outstanding, respectively, $350,000 and $850,000 liquidation preferences, respectively	175,000	425,000
Common stock; $.10 par value, 200,000,000 shares authorized; 76,655,995 and 52,936,397 issued and outstanding, respectively	7,665,599	5,293,640
Additional paid-in capital	12,823,206	9,673,743
Deficit accumulated during the exploration stage	(18,513,072)	(15,612,374)
Total stockholders’ equity (deficit)	2,150,733	(219,991)
Total liabilities and stockholders' equity (deficit)	$ 4,422,004	$ 3,436,452

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2011	2010	2011	2010	2011
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation costs	-	719,496	-	719,496	1,034,573
Exploration expense	423,967	251,824	559,869	359,494	5,981,711
Management fees and salaries	106,806	211,341	155,461	329,775	3,093,811
Professional services	8,782	68,934	63,573	116,184	1,845,637
Other general and admin expense	(17,209)	57,622	96,391	102,780	2,028,987
Office supplies and other expense	4,015	3,238	10,316	6,613	379,653
Directors' fees	3,600	3,100	18,800	5,600	763,175
Mineral property maintenance	8,911	7,555	17,323	16,011	156,941
Depreciation	137,366	122,792	275,032	194,550	1,381,279
Reclamation and miscellaneous	5,285	282	6,097	844	127,424
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	(1,991)	-	195,290
Total operating expenses	681,523	1,446,184	1,200,871	1,851,347	17,067,053

Other (income) expense:
Gain on legal judgment	-	(144,000)	-	(144,000)	(127,387)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(1,082)	(92)	(1,216)	(467)	(285,165)
Interest expense and finance costs	32,968	224,393	82,227	295,240	1,343,662
Loss on settlement of debt	-	-	1,623,489	-	1,623,489
Loss (gain) on foreign currency translation	(163)	309	(4,673)	(245)	72,738
Total other (income) expense	31,723	80,610	1,699,827	150,528	2,129,255

Net loss	713,246	1,526,794	2,900,698	2,001,875	$ 18,513,072

Preferred dividends	2,212	5,372	12,670	10,163
Net loss available to common stockholders	$ 715,458	$ 1,532,166	$ 2,913,368	$ 2,012,038
Net loss per common share – basic and diluted	$ 0.01	$ 0.03	$ 0.04	$ 0.04

Weighted average common
shares outstanding-basic and diluted	70,480,400	46,920,364	66,197,203	44,850,126

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$ (2,900,698)	$ (2,001,875)	$ (18,513,072)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	278,310	194,550	1,385,050
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	(1,991)	-	2,397
Stock based compensation	23,554	82,886	1,614,110
Compensation paid with equipment	1,803	-	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold	36,417	140,074	532,873
Amortization of discount on notes payable in
gold for value of warrant	13,495	23,989	217,162
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	1,623,489	-	1,623,489
Accretion of ARO liability	5,082	-	60,082

Change in:
Prepaid expenses	(8,995)	(338,074)	(125,574)
Other current assets	19,321	(12,300)	(70,841)
Accounts payable and accrued liabilities	281,424	535,708	477,348
Related party payable	(44,940)	242,399	335,861
Deferred compensation	(171,290)	-	-
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Net cash used - operating activities	(845,019)	(1,132,643)	(11,705,594)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(26,589)	(597,053)	(2,233,165)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(505,090)
Net cash used - investing activities	(26,589)	(597,053)	(2,046,689)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited

			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	255,666	-	3,071,498
Proceeds from issuance of common stock and warrants,
net of offering costs	1,981,772	1,090,800	9,826,258
Proceeds from notes payable in gold	-	625,037	1,785,037
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	(108,420)	(106,313)	(697,055)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	2,129,018	1,609,524	15,352,564

Net increase (decrease) in cash and cash equivalents	1,257,410	(120,172)	1,600,281

Cash and cash equivalents, beginning of period	342,871	302,014	-
Cash and cash equivalents, end of period	$ 1,600,281	$ 181,842	$ 1,600,281

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ 933,534	$ 1,240,988
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Accounts payable satisfied with equipment	$ 10,000		$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 250,000	$ 25,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ 3,032,513	$ -	$ 3,082,513
Issuance of common stock for finders’ fees	$ 14,350	$ -	$ 14,350
Warrants issued with notes payable in gold	$ -	$ 67,004	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 273,974
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ 22,083	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

	June 30,	June 30,
For periods ended	2011	2010

Convertible preferred stock	1,050,000	2,550,000
Stock options	3,090,000	3,065,000
Warrants	16,103,674	2,275,513
Convertible notes payable in gold	0	1,185,184
Total possible dilution	20,243,674	9,075,697

For the six-month periods ended June 30, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2011 to fund normal operations and meet debt obligations for the next 12 months. The Company raised $255,666 net cash proceeds from the exercise of warrants and $1,981,772 net cash from the issuance of common stock during the six months ended June 30, 2011, but still required additional cash to execute its exploration plans and meet its debt obligations in the next twelve months. Subsequent to the end of the quarter, the Company raised approximately $2.9 million additional cash from a private placement sufficient to fund operations and to satisfy notes payable in gold which will mature in the next twelve months. (See Note 8 Subsequent Events). With this closing, the Company has sufficient cash to fund normal operations and meet debt obligations for the next 12 months, but nonetheless believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of operations through continuing operations is more assured.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS

Pursuant to the terms of his contract, the Company’s former Chief Operating Officer had previously elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them. During the three-month period ended June 30, 2011, the Company accrued no additional fees and paid $6,443 during the quarter to reduce the accrued amounts at the close of the quarter to $271,796, which was paid in full subsequent to the close of the quarter. The Company’s President and Chief Executive Officer had previously elected to defer his salary.  The Company had accrued a total of $171,290 deferred compensation and expenses, all of which was paid during the quarter.

Additionally, an amount of $82,512 had previously been accrued for fees and expenses due to the Company’s Chief Financial Officer, $77,512 of which was paid during the quarter ended June 30, 2011. A total of $51,775 has been accrued for directors and related party consultants, of which $3,600 was accrued during the quarter ended June 30, 2011.

Total interest expense recognized for the three months ended June 30, 2011 and 2010 for notes payable in gold with related parties, including the amortization of discounts on those notes, was $9,701 and $41,841, respectively, and for the six months ended June 30, 2011 and 2010 was $27,483 and $69,223, respectively.

4.

NOTES PAYABLE IN GOLD

At June 30, 2011, the Company had total outstanding notes payable in gold of $660,714, less unamortized discounts of $38,530 for a net liability of $622,184, with 406.178 ounces of fine gold deliverable at November 30, 2011, and 219.894 ounces of alluvial gold deliverable at November 1, 2012. The Company mined sufficient gold in 2010 to meet its 2010 gold deliveries but chose to sell the gold to fund operations. The Company did not make the required 2010 payments on these notes by delivering the contracted gold to the holders of the notes payable in gold, which represented default on those agreements. In January and February 2011, the Company alleviated the default conditions arising from the non-delivery of the gold in 2010 by agreements with note holders to convert defaulted notes to shares of common stock, or to extend terms of gold deliveries to November 1, 2012. The Company is not required to purchase gold to satisfy the gold deliveries under these notes, and therefore accounts for the liability at the fair value of the contracted ounces of gold to be delivered, as established at the inception of the notes, net of discounts, which are amortized over the life of the notes.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

The conversion of notes payable in gold represents a settlement of that debt in the quarter ended March 31, 2011. Notes payable in gold totaling $1,434,125, less unamortized discounts of $54,438 for a net liability of $1,379,687 were converted to 10,931,982 common shares of the Company. At the time of conversion on January 31, 2011 and February 1, 2011, the common shares had a fair value $0.28 per share, or $3,060,955, as measured by the closing price of the Company’s stock on the FINRA OTCBB exchange on each of those dates. After giving effect to relief of $29,337 in accrued interest payable to holders under the terms of conditions of default, and $28,442 unamortized discounts related to warrants associated with the converted contracts, the conversion of the notes payable in gold resulted in a loss of $1,623,489 during the first quarter of 2011, or $0.03 per basic share of outstanding common stock.

Amendment of Notes Payable in Gold Contracts

On February 4, 2011, the Company entered into amendments (the “First Amendment”) in respect to certain Alluvial Gold Forward Sales Contracts (the “Amended Forward Sales Contracts”), accounted for as notes payable in gold previously entered into by the Company which were not converted as described in the foregoing summary. Under the terms of the First Amendment, the Company agreed to amend the delivery date of the required quantity of gold from November 1, 2010 to November 1, 2012. In consideration for the amended delivery date, the Company agreed to continue paying interest on the value of the gold that was due November 1, 2010 until the required quantity of gold is delivered or all amounts due under the Amended Forward Sales Contracts are otherwise paid and to increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. Interest has been accrued on the carrying value of the liability as determined using the fair value of the contracted ounces of gold to be delivered, as established at the inception of the notes, net of discounts.

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

5.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due June 30,
2012	$ 229,229
2013	231,080
2014	83,624
2015	-
2016 and thereafter	-
Total	$ 543,933

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

On May 31, 2011, the Company closed a private placement of its common stock and warrants to purchase shares of its common stock.  The private placement consisted of 9,859,284 units at a price of $0.21 per unit and resulted in net proceeds to the Company of approximately $1,981,772. Each unit consists of one share of the Company’s common stock, one half of a Series H warrant and one half of a Series I warrant. Each full Series H warrant and Series I warrant is exercisable to purchase one additional common share of the Company at $0.30 and $0.40, respectively, for a period of five years following the date of issue. Of the total issuance, officers and directors of the Company purchased 695,000 units, contributing $145,850 of the total proceeds of the private placement.  Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

The terms of the private placement include a call option for the Company.  In the event that the common shares trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the H warrants and I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

6.

STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

The following is a summary of warrants for June 30, 2011:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2010	145,000	0.65
Warrants issued in 2010	312,518	0.65	Feb through Jun 2012
Outstanding and exercisable at December 31, 2010	457,518
Warrants exercised February 18, 2011	(35,000)	0.20
Outstanding and exercisable at June 30, 2011	422,518
Class F Warrants: (Issued for Private Placement)
Warrants issued in 2010	2,052,995	0.55	Mar through Aug 2012
Outstanding and exercisable at December 31, 2010	2,052,995
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at June 30, 2011	659,663
Class F-2 Warrants: (Issued for Commissions)
Warrants issued in 2010	599,772	0.20	Dec 3, 2012
Outstanding and exercisable at December 31, 2010	599,772
Outstanding and exercisable at June 30, 2011	599,772
Class G Warrants: (Issued for Private Placement)
Warrants issued in 2010	4,169,850	0.36	Dec 3 through 16, 2012
Outstanding and exercisable at December 31, 2010	4,169,850
Outstanding and exercisable at June 30, 2011	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at June 30, 2011	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Outstanding and exercisable at June 30, 2011	5,125,935
Weighted average exercise of warrants outstanding and weighted average exercise price at June 30, 2011	16,103,674	0.39

(1)

Includes 196,297 warrants issued for commissions and finder’s fees

(2)

Includes 196,296 warrants issued for commissions and finder’s fees

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connection with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value will be recognized ratably over the vesting period. For the six-month periods ended June 30, 2011 and 2010, the Company recognized share-based compensation for key employees of $23,554 and $82,886, respectively.

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

8.

SUBSEQUENT EVENTS

On July 29, 2011 the Company closed a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement resulted in net proceeds of $2.9 million.  The proceeds of the private placement are anticipated to be used to complete the financing for the Company’s 2011 hard-rock drilling gold exploration program at its Chandalar property in Alaska, completely satisfy the Company’s notes payable in gold of approximately $960,000, repay a related party account payable of approximately $263,000 and fund general operating expenses.

The Company closed on a sale of approximately 13.8 million units at a price of $0.21 per unit, each unit consists of one share of the Company’s common stock, one half of a Series J warrant and one half of a Series I warrant. Each full Series J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Series I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40. The Company issued approximately 7.3 million warrants of each Class, after issuing approximately 412,000 warrants of each class for commissions and finder’s fees.

The terms of the private placement include a call option for the Company.  In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively, for the J warrants and I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company intends to grant resale registration rights to such investors as allowable by rules of the United States Securities and Exchange Commission.

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

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan an aggressive diamond-core drilling program on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. The plan calls for about 40 to 45 drill holes totaling about 20,000 feet, of which approximately 15,000 feet are planned to be drilled in 2011. Drill hole depths would range from 300 to 750 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are embodied in concepts developed from the technical data that point up the discovery potential for huge, low grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within an original bedded organic rich (carbon) sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments and into axial fold structures, faults and quartz veins above and peripheral to them.

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

At this time, we have been successful in securing funds through a private placement sufficient to finance the 2011 seasonal, normally mid-May through mid-September, exploration program which consists of a core drilling program to build on reverse circulation drilling, trenching, sampling and geo-chemical analysis performed in prior years. We are also looking for a contractor or other qualified company to continue the placer mining operation at the Little Squaw Creek Gold Mine in 2012 and future years. Operating alternatives include, but are not limited to, joint ventures, contract mining with an in-kind or a net profits sharing agreement, or leasing specific claims to a competent operator while retaining a gold production royalty.

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

For a complete description of the access & geography of Chandalar please see our Form 10-K for the year ended December 31, 2010.

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

For a complete description of the Chandalar mining claims please see our Form 10-K for the year ended December 31, 2010.

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

2011 Exploration Activities

We are currently engaged in a core drilling, sampling and analysis program at Chandalar as planned from earlier exploration activities as described above. We have approximately 15 people in camp, consisting of geologists, drillers, samplers, core loggers, and equipment operators. Our principal exploration target is the identified hard-rock stratabound gold target. Our 2011 summer field season includes a diamond-core drilling program consisting of approximately 25 to 30 drill holes to explore this structure. The drilling tests a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. We are using an independent contractor for the diamond-core drilling and independent certified laboratories for sampling and analyses. The estimated cost for the entire program is approximately $1.5 to $2.0 million.

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since its inception. The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company raised $255,666 net cash proceeds from the exercise of warrants and $1,981,772 net cash from the issuance of common stock during the six months ended June 30, 2011, but still required additional cash to execute its exploration plans and meet its debt obligations due within the following twelve months. Subsequent to the end of the quarter, the Company raised approximately $2.9 million additional cash from a private placement sufficient to fund operations and to purchase gold to satisfy notes payable in gold which will mature in the next twelve months. Management believes that the Company now does have sufficient cash to fund normal operations and meet debt obligations for the next twelve months, but nonetheless believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of operations through continuing operations is more assured.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s continuing ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute a mining plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining property. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the capital funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing in the future for long-term operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

On June 30, 2011, we had total liabilities of $2,271,271 and total assets of $4,422,004. This compares to total liabilities of $3,656,443 and total assets of $3,436,452 on December 31, 2010. The increase in assets is largely due to $255,666 cash generated by exercise of Class E and Class F warrants in the first quarter and $1,981,772 cash generated in the private placement that closed on May 31, 2011.

As of June 30, 2011, the Company’s liabilities consist of $309,200 for environmental remediation and asset retirement obligations, $622,184 in notes payable in gold contracts, $543,933 in equipment notes payable, $467,348 of trade payables and accrued liabilities, $306,523 due to related parties and $22,083 for dividends payable. Of these liabilities, $1,441,887 is due within 12 months, including $229,229 in the current portion of equipment notes payable and $416,704 representing the current portion of notes payable in gold. The decrease in total liabilities compared to December 31, 2010 is largely due to the conversion of several notes payable in gold contracts to common shares, which increased stockholders’ equity by approximately $3.1 million during the first quarter of 2011. Other changes were due to an increase in accounts payable as we ramped up purchasing activities for the summer exploration drilling season late in the quarter. Other changes in liabilities were due to scheduled payments on equipment notes payable and an increase in dividends payable to recognize dividends due on converted preferred stock.

On June 30, 2011 we had working capital of $354,811 and stockholders’ equity of $2,150,733 compared to negative working capital $789,267 and negative stockholders’ equity of $219,991 as of December 31, 2010. This strengthening of the balance sheet was largely due to the conversion of Notes payable in gold to common stock, the cash exercise of warrants and cash generated in the private placement, the aggregated effect of which increased cash, decreased short-term liabilities and increased equity.

During the six months ended June 30, 2011, we used cash from operating activities of $845,019 compared to $1,132,643 for the same period of 2010. Exploration expenses increased by 55% and mine preparation expenses were nil in the first six months of 2011 as we refocused our efforts on an exploration drilling program in the second quarter of 2011 and we did not repeat the alluvial mining activities undertaken in 2010. Additionally, management fees and salaries were reduced by 59% and professional services decreased by 43% as our focus was fixed once again on exploration activities.

During the first six months of 2011, we paid $108,420 in principal on equipment notes and purchased minor assets for $26,375, whereas in the first six months of 2010, we invested $597,053 in equipment and took on $933,534 in capital lease and equipment notes payable financing. In the six months ended June 30, 2011, we raised $255,666 net cash proceeds from the exercise of warrants and $1,981,772 net cash proceeds from a private placement, compared to cash raised in the first six months of 2010 of $1,090,800 from issuance of common shares and warrants and $625,037 proceeds from entering into notes payable in gold.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of the Company’s securities made during the six months ended June 30, 2011.

Subsequent Events

On July 29, 2011 the Company closed a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement resulted in net proceeds of $2.9 million.  The proceeds of the private placement are anticipated to be used to complete the financing for the Company’s 2011 hard-rock drilling gold exploration program at its Chandalar property in Alaska, completely satisfy the Company’s notes payable in gold of approximately $960,000, repay a related party account payable of approximately $263,000 and fund general operating expenses.

The Company closed on a sale of 13.8 million units at a price of $0.21 per unit, each unit consists of one share of the Company’s common stock, one half of a Series J warrant and one half of a Series I warrant. Each full Series J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Series I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40.

The terms of the private placement include a call option for the Company.  In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the J warrants and I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company intends to grant resale registration rights to such investors as allowable by rules of the United States Securities and Exchange Commission.

On July 8, 2011, the Company announced it has begun a diamond-core drilling program at its Chandalar gold property in Alaska. The drilling program, which began during the first week of July, would test multiple targets with 25 to 30 angle holes averaging 500 feet, with some up to 750 feet. This drilling program is described in detail in “2011 Exploration Activities” above.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended June 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Private Placement:

On May 31, 2011, the Company closed a private placement of its common stock and warrants to purchase shares of its common stock.  The private placement consisted of 9,859,284 units at a price of $0.21 per unit and resulted in net proceeds to the Company of approximately $1,981,772. Each unit consists of one share of the Company’s common stock, one half of a Series H warrant and one half of a Series I warrant. Each full Series H warrant and Series I warrant is exercisable to purchase one additional common share of the Company at $0.30 and $0.40, respectively, for a period of five years following the date of issue. Of the total issuance, officers and directors of the Company purchased 695,000 units, contributing $145,850 of the total proceeds of the private placement.  Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

The terms of the private placement include a call option for the Company.  In the event that the common shares trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the H warrants and I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.  The Company granted resale registration rights to such investors.

The proceeds from this private placement were used to partially fund the 2011 field exploration program and to pay general and administrative expenses.

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

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended June 30, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 15, 2011

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2011

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer