Form 10-Q
period 2011-09-30
GOLDRICH MINING CO
filed 2011-11-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 11, 2011: 90,466,855

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

14

Item 3. Quantitative and Qualitative Disclosures about Market Risk

22

Item 4. Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.  Legal Proceedings

23

Item 1A.  Risk Factors

23

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

23

Item 3.  Defaults upon Senior Securities

24

Item 4.  (Removed and Reserved)

24

Item 5.  Other Information

24

Item 6.  Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,473,935	$ 342,871
Prepaid expenses	244,395	116,580
Other current assets	77,880	90,162
Total current assets	1,796,210	549,613

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,959,852	2,303,667
Mining properties and claims	611,272	583,172
Total property, plant, equipment and mining claims	2,571,124	2,886,839
Total assets	$ 4,367,334	$ 3,436,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 1,125,077	$ 195,924
Related party payable	35,360	380,801
Deferred compensation	-	171,290
Dividend payable on preferred stock	22,083	-
Current portion of equipment notes payable	233,509	220,915
Current portion of notes payable in gold, net of discounts	-	260,079
Current portion of notes payable in gold, net of discounts, related parties	-	109,871
Total current liabilities	1,416,029	1,338,880

Long-term liabilities:
Equipment notes payable	254,696	431,438
Notes payable in gold, net of discounts	-	734,496
Notes payable in gold, net of discounts, related parties	-	847,511
Accrued remediation costs	311,741	304,118
Total long-term liabilities	566,437	2,317,563
Total liabilities	1,982,466	3,656,443

Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 425,000 shares issued and outstanding, respectively, $350,000 and $850,000 liquidation preferences, respectively	175,000	425,000
Common stock; $.10 par value, 200,000,000 shares authorized; 90,466,855 and 52,936,397 issued and outstanding, respectively	9,046,685	5,293,640
Additional paid-in capital	14,261,304	9,673,743
Deficit accumulated during the exploration stage	(21,098,121)	(15,612,374)
Total stockholders’ equity (deficit)	2,384,868	(219,991)
Total liabilities and stockholders' equity (deficit)	$ 4,367,334	$ 3,436,452

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2011	2010	2011	2010	2011
Income earned during the exploration stage:
Gold sales and other	$ -	$ 1,807,452	$ -	$ 1,807,452	$ 2,542,079
Cost of gold sales	-	(1,107,351)	-	(1,107,351)	(1,858,843)
Gross profit on gold sales	-	700,101	-	700,101	683,236

Operating expenses:
Mine preparation costs	-	151,993	-	871,489	1,034,573
Exploration expense	1,871,800	-	2,431,668	359,494	7,853,510
Depreciation, mining and exploration	139,933	138,440	414,964	332,990	1,521,211
Management fees and salaries	72,279	173,653	227,740	503,428	3,166,090
Professional services	19,778	27,415	83,351	143,598	1,865,415
Other general and admin expense	55,285	30,460	151,677	133,239	2,084,272
Office supplies and other expense	3,238	4,137	13,555	10,750	382,892
Directors' fees	3,000	-	21,800	5,600	766,175
Mineral property maintenance	8,499	7,788	25,821	23,799	165,440
Reclamation and miscellaneous	440	-	6,537	844	127,864
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	(1,991)	-	195,290
Total operating expenses	2,174,252	533,886	3,375,122	2,385,231	19,241,304

Other (income) expense:
Gain on legal judgment	-	7,184	-	(136,816)	(127,387)
Royalties, net	-	-	-	-	(398,752)
Lease and rental income	-	-	-	-	(99,330)
Interest income	(1,111)	(4,195)	(2,327)	(4,662)	(286,276)
Interest expense and finance costs	87,373	66,229	169,601	361,469	1,431,036
Loss on settlement of debt	323,195	-	1,946,684	-	1,946,684
Loss (gain) on foreign currency translation	1,340	(132)	(3,333)	(377)	74,078
Total other (income) expense	410,797	69,086	2,110,625	219,614	2,540,053

Net (income) loss	2,585,049	(97,129)	5,485,747	1,904,744	$ 21,098,121

Preferred dividends	2,236	5,431	14,906	15,594
Net (income) loss available to common stockholders	$ 2,587,285	$ (91,698)	$ 5,500,653	$ 1,920,338
Net (income) loss per common share – basic and diluted	$ 0.03	$ nil	$ 0.08	$ 0.04

Weighted average common
shares outstanding-basic	86,217,360	48,607,717	72,908,899	46,727,422
Weighted average common shares outstanding- diluted	86,217,360	53,704,069	72,908,899	46,727,422

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$ (5,485,747)	$ (1,904,744)	$ (21,098,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	418,252	332,990	1,524,992
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	(1,991)	-	2,397
Stock based compensation	35,527	131,515	1,626,083
Compensation paid with equipment	1,803	-	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold	64,858	232,962	561,314
Amortization of discount on notes payable in
gold for value of warrant	15,538	41,639	219,205
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	1,946,684	-	1,946,684
Accretion of asset retirement obligation	7,623	-	62,623

Change in:
Prepaid expenses	(127,820)	(121,794)	(244,400)
Other current assets	12,282	(94,022)	(77,880)
Accounts payable and accrued liabilities	939,153	747,030	1,135,077
Related party payable	(316,103)	314,777	64,698
Deferred compensation	(171,290)	-	-
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Net cash used - operating activities	(2,661,231)	(319,647)	(13,521,806)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	1,500	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(81,069)	(637,736)	(2,287,645)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(31,276)	(1,200)	(536,366)
Net cash used - investing activities	(112,345)	(637,436)	(2,132,445)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	255,666	-	3,071,498
Proceeds from issuance of common stock and warrants,
net of offering costs	4,362,704	1,132,774	12,207,190
Proceeds from notes payable in gold	-	625,037	1,785,037
Payments on notes payable in gold	(190,941)	-	(190,941)
Purchases of gold to satisfy notes payable in gold	(358,641)	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	(164,148)	(339,298)	(752,783)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	3,904,640	1,418,513	17,128,186

Net increase (decrease) in cash and cash equivalents	1,131,064	461,430	1,473,935

Cash and cash equivalents, beginning of period	342,871	302,014	-
Cash and cash equivalents, end of period	$ 1,473,935	$ 763,444	$ 1,473,935

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ 1,091,935	$ 1,240,988
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Accounts payable satisfied with equipment	$ 10,000		$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ 250,000	$ 25,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ 3,458,794	$ -	$ 3,458,794
Issuance of common stock for finders’ fees	$ 114,640	$ -	$ 114,640
Warrants issued with notes payable in gold	$ -	$ 67,004	$ 109,228
Notes payable satisfied with gold	$ 358,641	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ 335,190	$ 335,190
Dividend payable on preferred stock	$ 22,083	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

	September 30,	September 30,
For periods ended	2011	2010

Convertible preferred stock	1,050,000	2,550,000
Stock options	3,090,000	3,065,000
Warrants	30,739,630	2,510,513
Convertible notes payable in gold	0	1,185,185
Total possible dilution	34,879,630	9,310,698

For the nine-month periods ended September 30, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

Fair Value Measures

Our financial instruments consist principally of cash and equipment notes payable. These instruments do not require recurring re-measurement at fair value.

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

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. In connection with management’s election to complete the full 2011 exploration program, together with staking additional mining claims, management re-evaluated its cash position and has determined that as of the date of this report, the Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. The Company raised $255,666 net cash proceeds from the exercise of warrants and $4,362,704 net cash from the issuance of common stock during the nine months ended September 30, 2011. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of operations through continuing operations is more assured.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS

Pursuant to the terms of his contract, the Company’s former Chief Operating Officer had previously elected to accrue fees owed to him until such time as the Company has sufficient cash reserves to pay them. During the three-month period ended September 30, 2011, the Company accrued no additional fees and paid the entire remaining accrual of $271,796.

The Company’s President and Chief Executive Officer had previously elected to defer his salary.  The Company had accrued a total of $171,290 deferred compensation and expenses, all of which was paid during the nine months ended September 30, 2011.

Additionally, an amount of $5,000 had previously been accrued for fees and expenses due to the Company’s Chief Financial Officer, which was paid during the quarter ended June 30, 2011.

A total of $35,360 has been accrued for directors and related party consultants, of which $3,900 was accrued during the quarter ended September 30, 2011.

Total interest expense recognized for the nine months ended September 30, 2011 and 2010 for notes payable in gold with related parties, including the amortization of discounts on those notes, was $10,285 and $134,820, respectively.

4.

NOTES PAYABLE IN GOLD

During the quarter ended September 30, 2011, the Company settled all notes payable in gold as described below. After settlement, the Company has no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold.

Notes Payable in Gold as at December 31, 2010.

At December 31, 2010, the Company had total outstanding notes payable in gold of $2,094,840, less unamortized discounts of $142,882 for a net liability of $1,951,957, which notes payable in gold required the delivery of 989.49 ounces of alluvial gold by November 1, 2010, 424.43 ounces of fine gold by October 31, 2010, and 611.98 ounces of fine gold by November 30, 2011. While the Company mined sufficient gold to meet its obligations under the notes payable in gold requiring gold deliveries in 2010, the Company chose to sell such gold to fund its operations. The non-delivery of gold due on October 31, 2010 and November 1, 2010 constituted default under such notes payable in gold.

Conversion of Certain notes payable in gold

During January and February, 2011, the Company entered into a series of conversion agreements (the “Conversion Agreements”) in respect to certain of the notes payable in gold, including all of the notes payable in gold requiring delivery of fine gold by October 31, 2010 (the “Converted Notes”). Under the Conversion Agreements, the Company converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Notes into 10,931,982 shares of common stock of the Company. Accordingly, by issuing shares of common stock pursuant to the Conversion Agreements, the Converted Notes were satisfied in full and the Company was released from any and all liabilities for default under the notes payable in gold requiring delivery of fine gold by October 31, 2010 and certain of the notes payable in gold requiring delivery of alluvial gold by November 1, 2010. The Company recognized a loss on extinguishment of debt of $1,623,489 on these conversions.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

Amendment of Certain notes payable in gold

During February, 2011, the Company amended those notes payable in gold requiring delivery of alluvial gold by November 1, 2010 that were not converted as described above (the “Amended Notes”) to extend the delivery date of the required quantity of alluvial gold from November 1, 2010 to November 1, 2012. In consideration for amending the gold delivery date, the Company agreed to (i) continue paying interest on the value of the alluvial gold that was due November 1, 2010 until (A) the required quantity of gold was delivered or (B) all amounts due under the Amended Notes were paid in full and (ii) increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. By entering into the Amended Notes, the Company cured any remaining default under the notes payable in gold requiring delivery of gold in 2010.

Settlement of notes payable in gold

Following the conversion and amendment of certain of the notes payable in gold as described above, the Company’s delivery obligations under the outstanding notes payable in gold consisted of the delivery of 219.9 ounces of alluvial gold by November 1, 2012 and 628.23 ounces of fine gold by November 30, 2011. At June 30, 2011, the outstanding notes payable in gold were valued at $660,714, less unamortized discounts of $38,530, for a net liability to the Company of $622,184.

On or about July 29, 2011, the Company settled all outstanding notes payable in gold. After settlement, the Company has no further obligations under the notes payable in gold except $22,555 of accrued and unpaid interest to certain holders who had previously amended their notes payable in gold as described above, $11,317 of which is owed to a related party

Three holders converted their notes payable in gold into 2,029,908 units with a fair value of $426,281 pursuant to the private placement that closed on July 29, 2011 and are included in the description of such private placement in Note 6 Stockholders’ Equity (Deficit). The balance of these notes payable in gold was reduced by $291,629, and represented 266.426 ounces of fine gold. The Company recognized a loss on extinguishment of debt of $134,652 for these notes payable in gold.

One holder was paid cash for the fair value of his note payable in gold, as measured by the market value of fine gold due per the note payable in gold on the date of settlement. This note payable in gold represented 117.647 ounces of fine gold with a carrying value of $135,235. The fair value of the fine gold was $190,941, or $1,623 per fine ounce of gold. The Company recognized a loss on extinguishment of debt of $55,706 for this note payable in gold.

Three holders were paid in fine gold ounces due under their notes payable in gold, as measured by the market value of fine gold on the date of settlement. These notes payable in gold represented 213.413 ounces of fine gold with a carrying value of $233,851. The fair value of the gold purchased to settle these notes payable in gold was $358,641, or $1,680.50 per fine ounce of gold. The Company purchased the gold on the open market and transferred the gold to a custodial account with an independent third party. At September 30, 2011, 77.7225 ounces remained in the custodial account for distribution to these holders. The Company recognized a loss on extinguishment of debt of $124,790 for these notes payable in gold.

Unamortized discounts of $8,047 on warrants issued with the notes payable in gold at inception were written off to the loss on extinguishment of debt, bringing the total loss recognized for extinguishment for the three months ended September 30, 2011 to $323,195.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due September 30
2012	$ 233,509
2013	219,678
2014	35,018
2015 and thereafter	-
Total	$ 488,205

6.

STOCKHOLDERS’ EQUITY (DEFICIT)

On February 2, 2011, a holder of 250,000 Series A Convertible Preferred shares exercised his conversion right to 1,500,000 shares of common stock. This resulted in no proceeds to the Company, and after conversion, there are 175,000 shares of Series A Convertible Preferred outstanding which are convertible into 1,050,000 shares of common stock.

On January 31, 2011 and February 1, 2011, the Company issued a total of 10,931,982 common shares for conversion of certain notes payable in gold. On July 29, 2011, the Company issued a total of 2,029,908 common shares for conversion of additional notes payable in gold. See Note 4 Notes Payable in Gold.

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Class E and Class F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in the quarter ended March 31, 2011, a total of 35,000 Class E Warrants and 1,393,332 Class F Warrants were exercised, resulting in net cash proceeds to the Company of $255,666.

On May 31, 2011, the Company closed a private placement of its common stock and warrants to purchase shares of its common stock. The private placement consisted of 9,859,284 units at a price of $0.21 per unit and resulted in net proceeds to the Company of $1,981,772. Each unit consists of one share of the Company’s common stock, one half of a Class H warrant and one half of a Class I warrant. Each full Class H warrant and Class I warrant is exercisable to purchase one additional common share of the Company at $0.30 and $0.40, respectively, for a period of five years following the date of issue. Of the total issuance, officers and directors of the Company purchased 695,000 units, contributing $145,850 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement. The Company issued 5,125,936 Class H warrants and 5,125,935 Class I warrants.

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

6.

STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

On July 29, 2011, the Company closed a private placement of 13,810,860 units of the Company at a price of $0.21 per unit and resulted in net proceeds to the Company of $2,380,932 and non-cash extinguishment of debt of $291,629. Each unit consists of one share of the Company’s common stock, one half of a Class J warrant and one half of a Class I warrant. Each full Class J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Class I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40. The Company issued 7,317,978 warrants of each class, after issuing 412,549 warrants of each class for commissions and finder’s fees.

The terms of the warrants include a call option for the Company. In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively, for the Class J warrants and Class I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company.

The following is a summary of warrants for September 30, 2011:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2010	145,000	0.65
Warrants issued in 2010	312,518	0.65	Feb through Jun 2012
Outstanding and exercisable at December 31, 2010	457,518
Warrants exercised February 18, 2011	(35,000)	0.20
Outstanding and exercisable at September 30, 2011	422,518
Class F Warrants: (Issued for Private Placement)
Warrants issued in 2010	2,052,995	0.55	Mar through Aug 2012
Outstanding and exercisable at December 31, 2010	2,052,995
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at September 30, 2011	659,663
Class F-2 Warrants: (Issued for Commissions)
Warrants issued in 2010	599,772	0.20	Dec 3, 2012
Outstanding and exercisable at December 31, 2010	599,772
Outstanding and exercisable at September 30, 2011	599,772
Class G Warrants: (Issued for Private Placement)
Warrants issued in 2010	4,169,850	0.36	Dec 3 through 16, 2012
Outstanding and exercisable at December 31, 2010	4,169,850
Outstanding and exercisable at September 30, 2011	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at September 30, 2011	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Outstanding and exercisable at September 30, 2011	12,443,913
Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (4)	7,317,978	0.30	July 29, 2016
Outstanding and exercisable at September 30, 2011	7,317,978
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2011	30,739,630	0.30

(1)

Includes 196,297 warrants issued for commissions and finder’s fees

(2)

Includes 196,296 warrants issued for commissions and finder’s fees

(3)

Includes 412,549 warrants issued for commissions and finder’s fees

(4)

Includes 412,549 warrants issued for commissions and finder’s fees

Stock-Based Compensation:

On October 19, 2009, the Company issued 750,000 options in connection with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value was recognized ratably over the vesting period. For the nine-month periods ended September 30, 2011 and 2010, the Company recognized share-based compensation for key employees of $35,527 and $131,515, respectively.

On July 6, 2011, the Company issued 520,000 options to employees and contractors working at our Chandalar property. Vesting milestones occur in the Company’s fourth quarter of 2011. None of the options vested during the quarter ended September 30, 2011.  The fair value of these options was determined using a Black Scholes model, resulting in a total fair value of $85,834 for these options. This value will be recognized in the fourth quarter, when service and vesting milestones have been reached. No share-based compensation expense was recognized for these options in the nine-month period ended September 30, 2011.

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

# GOLDRICH MINING COMPANY

BEAUFORT SEA
Barrow
Prudhoe Bay
Alaska Pipeline Highway
CHANDALAR
THAZZIK MTN.
N
E
W
S
ARCTIC CIRCLE
Kotzebue
Wiseman
Coldfoot
Fort Yukon
Winter road
Livengood
Fairbanks
Nome
Norton Sound
CANADA
Alakanuk
St Lawrence Is
Anchorage
Valdez
Bethel
BERING SEA
Kenai
Cordova
Skagway
Haines
Juneau
Seward
Homer
Nunivak Is
Prince William Sound
Petersburg
Sitka
Kodiak
Bristol Bay
Ketchikan
Kodiak Is
Fort Randall
GULF OF ALASKA
Pavlof Harbor
King Cove
Alaska
0
100
200
400
600
MILES

Revised 11/1/11

Map 1 – Location of the Chandalar, Alaska Mining District and Thazzik Mountain

Chandalar, Alaska

The Chandalar gold property is in the exploration stage and is our main mineral property We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large sediment hosted disseminated gold deposits. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan an aggressive diamond-core drilling program on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. In the first phase, the plan calls for about 40 to 45 drill holes totaling about 20,000 feet, of which approximately 15,000 feet were drilled in 2011. Drill hole depths will range from 300 to approximately 750 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are embodied in concepts developed from the technical data that point up the discovery potential for huge, low grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within an original bedded organic rich (carbon) sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments and into axial fold structures, faults and quartz veins above and peripheral to them.

For a complete description of our Chandalar, Alaska project please see our Form 10-K for the year ended December 31, 2010.

2011 Exploration Activities

During the 2011 exploration season completed in October, we engaged in a core drilling, sampling and analysis program at Chandalar as planned from earlier exploration activities as described above along with property-wide grid-based soil sampling and a detailed airborne magnetometer survey. We had approximately 15 people in camp, consisting of geologists, drillers, samplers, core loggers, and equipment operators. Our principal exploration target was the identified hard-rock stratabound gold target. The drilling tests a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. We are using an independent contractor for the diamond-core drilling and independent certified laboratories for sampling and analyses.

The Company drilled 25 HQ size core holes totaling approximately 15,000 feet in five target areas. The drilling contractor completed the last hole on September 30th. Drill core assays have a turnaround time of approximately six weeks and all assay results should be compiled and released the end of November 2011.

Map 2 – Chandalar Mining Claim Block

The soil sampling, prioritized to first cover known mineralized trends, consisted of over 1,100 samples collected on a reconnaissance scale grid over approximately 65 percent of the 23,000-acre Chandalar property. In the airborne geophysical survey, approximately 750 line miles (1,246 line kilometers) were flown by an international geophysical contractor over the entire Chandalar property along flight lines 100 meters apart.  Preliminary magnetic data reveals known mineralized structures with good clarity and, more importantly, identifies sharp new prospect-scale and district-scale anomalies and mineralized trends.

The 2011 exploration season was successful in significantly expanding the Company’s existing body of geological knowledge about its Chandalar property. The combination of core, soil and magnetic data is expected to provide a solid foundation for going forward with a thorough exploration and evaluation of the numerous gold occurrences on the property.

In 2011, we also staked additional claims to expand our Chandalar mining claims based on recent exploration results and a historical United States Geological Survey (U.S.G.S.) reconnaissance aeromagnetic survey. The survey shows all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,360 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims.

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

Thazzik Mountain, Alaska Property

An archived U.S.G.S. geophysical and geochemical data provided the basis for staking a new and separate 25,600-acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar. Records show the U.S.G.S. reconnaissance sampling identified geochemically anomalous gold, arsenic and antimony associated with a large positive aeromagnetic anomaly similar to that associated with the Chandalar district. Geologically, Thazzik Mountain lies within the same schist belt as Chandalar on the south flank of the Brooks Range. Fieldwork has identified a multitude of quartz-bearing structures, including sheeted quartz veinlets. We have taken approximately 100 reconnaissance samples for geochemical analyses and are awaiting the results.

Management believes the Thazzik Mountain property to be immaterial to it property holdings and operations, therefore will defer full disclosure as required by SEC Industry Guide 7 to a future filing when we have sufficiently analyzed the property and the initial samples taken to determine the standing of this property in our portfolio. The Thazzik Mountain property does not contain any reserves as defined by Sec Industry Guide 7.

Chandalar
Thazzik Mountain
0
20
Km.
Miles
0
10
©2010 Google
Legend
Existing Goldrich claims
New Goldrich claims

## Claim blocks and geographic locations

# Chandalar and Thazzik Mountain Sedimentary Gold Projects

### Southeastern Brooks Range, Alaska

***Goldrich Mining Company (GRMC)***
***Spokane, Washington***

*Donald G. Strachan, Geologist*

*September 2011*

Chandalar
Thazzik Mtn
Fairbanks
Alaska
Anchorage
0
500
Km.
Miles
0
300

Map 3– Location of Chandalar and Thazzik Mountain Claim Blocks

Financial Condition and Liquidity

The Company is an exploration stage company and has incurred losses since our inception. The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In connection with management’s election to complete the full 2011 exploration program, together with staking additional mining claims, management re-evaluated its cash position and has determined that as of the date of this report, the Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We raised $255,666 net cash proceeds from the exercise of warrants and $4,362,704 net cash from the issuance of common stock during the nine months ended September 30, 2011, but will require additional cash to execute our exploration plans and meet our debt obligations due within the following twelve months. Management believes that the going concern condition cannot be removed with confidence until we have entered into a business climate where funding of operations through continuing operations is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our continuing ability to raise capital to fund future exploration and working capital requirements or our ability to profitably execute a mining plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining property. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the capital funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Gold prices are at record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the financing required to fund our operations. We believe we will be able to secure sufficient financing in the future for long-term operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase our access to financial markets, Goldrich intends to seek a listing of our shares on a recognized stock exchange in Canada in addition to our listing on the FINRA OTCBB in the United States.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

On September 30, 2011, we had total assets of $4,367,334 and total liabilities of $1,982,466. This compares to total assets of $3,436,452 and total liabilities of $3,656,443 on December 31, 2010. The increase in assets is largely due to an increase in cash generated by exercise of Class E and Class F warrants in the first quarter and cash generated in the private placements that closed on May 31, 2011 and July 29, 2011, reduced by cash used in operating and investing activities.

As of September 30, 2011, our liabilities consist of $311,741 for environmental remediation and asset retirement obligations, $488,205 in equipment notes payable, $1,125,077 of trade payables and accrued liabilities, $35,360 due to related parties and $22,083 for dividends payable on preferred stock. Of these liabilities, $1,416,029 is due within 12 months, including $233,509 in the current portion of equipment notes payable. The decrease in total liabilities compared to December 31, 2010 is largely due to the conversion of several notes payable in gold to common shares, payment of other notes payable in gold by delivery of gold or cash to the holders, and payment of deferred compensation and related party payables that had previously been deferred until we had sufficient cash to pay them. As a result of private placements and note conversions, stockholders’ equity increased by approximately $2,604,859 during the nine months ended September 30, 2011. Another significant change was an increase in accounts payable due to the costs incurred for the summer exploration drilling season, particularly during the most recent quarter. Other changes in liabilities were due to scheduled payments on equipment notes payable and an increase in dividends payable to recognize dividends due on converted preferred stock.

We believe a significant accomplishment during the nine months ended September 30, 2011 to be the full satisfaction of the $1,951,957 of notes payable in gold outstanding at December 31, 2010, predominantly by conversion of the majority of the liability to equity. A full description of those transactions is presented below.

On September 30, 2011 we had working capital of $380,181 and stockholders’ equity of $2,384,868 compared to negative working capital $789,267 and negative stockholders’ equity of $219,991 as of December 31, 2010. This strengthening of the balance sheet was largely due to the conversion of notes payable in gold to common stock, the cash exercise of warrants and cash generated in the private placements, the aggregated effect of which increased cash, decreased short-term liabilities and increased equity.

During the nine months ended September 30, 2011, we used cash from operating activities of $2,661,231 compared to $319,647 for the same period of 2010. Exploration expenses increased by 576% and mine preparation expenses were nil in the first nine months of 2011 as we refocused our efforts on an exploration drilling program in the second and third quarters of 2011 and we did not repeat the alluvial mining activities undertaken in 2010. Additionally, management fees and salaries were reduced by 55% and professional services decreased by 42% as our focus was fixed once again on exploration activities during 2011.

During the nine months ended September 30, 2011, we used cash in investing activities of $112,345 compared to $637,436 for the same period of 2010. We purchased equipment for $81,069 and staked additional claims at our Chandalar property and a new prospect at Thazzik Mountain, Alaska for a total of $31,276. The major use of cash in investing activities in the same period of 2010 was the purchase of equipment consisting of $637,736 in cash and $1,091,935 in equipment notes payable.

During the nine months ended September 30, 2011, we generated cash from financing activities of $3,904,640 compared to $1,418,513 for the same period of 2010. We raised $255,666 early in the period from the exercise of warrants, raised a net of $4,362,704 cash in two private placements, and paid $164,148 in principal on equipment notes and $190,941 toward notes payable in gold. We also purchased gold totaling $358,641 on the open market to satisfy deliveries of gold under certain notes payable in gold. In the same period of 2010, we raised $625,037 proceeds from entering into notes payable in gold, raised $1,132,774 through private placements of our equity, and paid $339,298 in principal on equipment notes payable.

As a result of the net cash generated during the most recent nine-month period, our cash increased $1,131,064 to $1,473,935 compared to a cash increase of $461,430 to $763,444 for the nine months ended September 30, 2010.

Notes Payable in Gold

During the quarter ended September 30, 2011, we settled all notes payable in gold as described below. After settlement, we have no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold.

Notes Payable in Gold as at December 31, 2010.

At December 31, 2010, we had total outstanding notes payable in gold of $2,094,840, less unamortized discounts of $142,882 for a net liability of $1,951,957, which notes payable in gold required the delivery of 989.49 ounces of alluvial gold by November 1, 2010, 424.43 ounces of fine gold by October 31, 2010, and 611.98 ounces of fine gold by November 30, 2011. While we mined sufficient gold to meet our obligations under the notes payable in gold requiring gold deliveries in 2010, we chose to sell such gold to fund our operations. The non-delivery of gold due on October 31, 2010 and November 1, 2010 constituted default under such notes payable in gold.

Conversion of Certain notes payable in gold

During January and February, 2011, we entered into a series of conversion agreements (the “Conversion Agreements”) in respect to certain of the notes payable in gold, including all of the notes payable in gold requiring delivery of fine gold by October 31, 2010 (the “Converted Notes”). Under the Conversion Agreements, we converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Notes into 10,931,982 shares of our common stock. Accordingly, by issuing shares of common stock pursuant to the Conversion Agreements, the Converted Notes were satisfied in full and we were released from any and all liabilities for default under the notes payable in gold requiring delivery of fine gold by October 31, 2010 and certain of the notes payable in gold requiring delivery of alluvial gold by November 1, 2010. We recognized a loss on extinguishment of debt of $1,623,489 on these conversions.

Amendment of Certain notes payable in gold

During February, 2011, we amended those notes payable in gold requiring delivery of alluvial gold by November 1, 2010 that were not converted as described above (the “Amended Notes”) to extend the delivery date of the required quantity of alluvial gold from November 1, 2010 to November 1, 2012. In consideration for amending the gold delivery date, we agreed to (i) continue paying interest on the value of the alluvial gold that was due November 1, 2010 until (A) the required quantity of gold was delivered or (B) all amounts due under the Amended Notes were paid in full and (ii) increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. By entering into the Amended Notes, we cured any remaining default under the notes payable in gold requiring delivery of gold in 2010.

Settlement of notes payable in gold

Following the conversion and amendment of certain of the notes payable in gold as described above, our delivery obligations under the outstanding notes payable in gold consisted of the delivery of 219.9 ounces of alluvial gold by November 1, 2012 and 628.23 ounces of fine gold by November 30, 2011. At June 30, 2011, the outstanding notes payable in gold were valued at $660,714, less unamortized discounts of $38,530, for a net liability to the Company of $622,184.

On or about July 29, 2011, we settled all outstanding notes payable in gold. After settlement, we have no further obligations under the notes payable in gold except $22,555 of accrued and unpaid interest to certain holders who had previously amended their notes payable in gold as described above, $11,317 of which is owed to a related party

Three holders converted their notes payable in gold into 2,029,908 units with a fair value of $426,281 pursuant to the private placement that closed on July 29, 2011 and are included in the description of such private placement in Note 6 Stockholders’ Equity (Deficit). The balance of these notes payable in gold was reduced by $291,629, and represented 266.426 ounces of fine gold. We recognized a loss on extinguishment of debt of $134,652 for these notes payable in gold.

One holder was paid cash for the fair value of his note payable in gold, as measured by the market value of fine gold due per the note payable in gold on the date of settlement. This note payable in gold represented 117.647 ounces of fine gold with a carrying value of $135,235. The fair value of the fine gold was $190,941, or $1,623 per fine ounce of gold. We recognized a loss on extinguishment of debt of $55,706 for this note payable in gold.

Three holders were paid in fine gold ounces due under their notes payable in gold, as measured by the market value of fine gold on the date of settlement. These notes payable in gold represented 213.413 ounces of fine gold with a carrying value of $233,851. The fair value of the gold purchased to settle these notes payable in gold was $358,641, or $1,680.50 per fine ounce of gold. We purchased the gold on the open market and transferred the gold to a custodial account with an independent third party. At September 30, 2011, 77.7225 ounces remained in the custodial account for distribution to these holders. We recognized a loss on extinguishment of debt of $124,790 for these notes payable in gold.

Unamortized discounts of $8,047 on warrants issued with the notes payable in gold at inception were written off to the loss on extinguishment of debt, bringing the total loss recognized for extinguishment for the three months ended September 30, 2011 to $323,195.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of our securities made during the nine months ended September 30, 2011.

Subsequent Events

None.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended September 30, 2011.

We continue to pursue resolution in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in our favor concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2010 for a complete description of legal proceedings.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Private Placements:

On July 29, 2011, we closed a private placement of 13,810,860 units of the Company at a price of $0.21 per unit and resulted in net proceeds to us of $2,380,932 and non-cash extinguishment of debt of $291,629. Each unit consists of one share of our common stock, one half of a Class J warrant and one half of a Class I warrant. Each full Class J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Class I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40. We issued approximately 7,317,978 warrants of each Class, after issuing approximately 412,549 warrants of each class for commissions and finder’s fees.

The terms of the warrants include a call option for the Company. In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively, for the Class J warrants and Class I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, we may, in our sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by us. We intend to grant resale registration rights to such investors as allowable by rules of the United States Securities and Exchange Commission.

The proceeds from this private placement were used to complete the funding of the 2011 field exploration program, to pay accounts payable, accrued liabilities, and liabilities that had been previously deferred until sufficient cash had been raised and to pay general and administrative expenses.

The units were placed solely outside the United States pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act’) under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased under the private placement.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Mine Safety Disclosure

We consider health, safety and environmental stewardship to be a core value for the Company.

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended September 30, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 6.  Exhibits

Exhibit 4.1

Form of Class I Warrant, incorporated by reference to Exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011

Exhibit 4.2

Form of Class J Warrant, incorporated by reference to Exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011

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

Date:  November 14, 2011

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer