Form 10-K
period 2011-12-31
GOLDRICH MINING CO
filed 2012-03-30
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Yes ☒ No ☐

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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 13,020,724 as of June 30, 2011

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2012 was 93,141,855.

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

PANNING: Washing gravel or other material in a miner’s pan to recover gold or other heavy minerals. Gold is eighteen times heavier than water and rapidly concentrates in the bottom of the pan when the pan is agitated.

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

December 31, 2011

PART I

8

ITEM 1. BUSINESS

8

ITEM 1A.  RISK FACTORS

16

ITEM 1B. UNRESOLVED STAFF COMMENTS

26

ITEM 2.  PROPERTIES

26

ITEM 3.  LEGAL PROCEEDINGS

39

ITEM 4. MINE SAFETY DISCLOSURES

39

PART II

40

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

40

ITEM 6.  SELECTED FINANCIAL DATA

45

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

45

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

49

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

50

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

78

ITEM 9A.  CONTROLS AND PROCEDURES

78

ITEM 9B.  OTHER INFORMATION

79

PART III

80

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

80

ITEM 11.  EXECUTIVE COMPENSATION

87

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

90

ITEM 12A.  EQUITY COMPENSATION PLANS

92

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

94

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

95

PART IV

96

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

96

SIGNATURES

97

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

Incorporated in 1959, Goldrich Mining Company (OTCBB trading symbol “GRMC”) (formerly Little Squaw Gold Mining Company) has been a publicly traded company since October 9, 1970. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

At this time, our major mineral exploration prospects are contained within our wholly owned Chandalar property, located approximately 190 air miles north of Fairbanks, Alaska, and 48 air miles north-northeast of Coldfoot, in the Chandalar mining district. The center of the district is approximately 70 miles north of the Arctic Circle at latitude 67°30'. Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake. The Chandalar property is approximately 22,858 acres, consisting of 426.5 acres of patented federal mining claims (21 lode claims, one placer claim and one mill site) and 22,432 acres of unpatented State of Alaska mining claims (197 claims). The claims are contiguous, comprising a block covering approximately 35.7 square miles. Both patented federal mining claims and Alaska state mining claims provide exploration and mining rights to lode and placer mineral deposits.

Goldrich has established a substantial exploration infrastructure at its Chandalar property, including a 25-person camp, heavy and light-duty equipment, a 4,400-foot airstrip, and a network of roads that offer all-weather access to all of the major gold prospects. Current surface access to the camp from the Dalton Highway is restricted to the winter months via a winter trail from Coldfoot along the Dalton Highway. The State of Alaska has a right-of-way to construct a permanent all-season road along this trail which, when built, will allow year-around surface access to the project site. We are not aware of any plans to build this road at the present time.

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

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits which have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial production on our Chandalar property, it currently does not contain any known probable or proven ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time.

Although we have done some work developing the alluvial gold mine, our main focus is to develop the Chandalar lode gold mineralization exploration targets, as we believe this will maximize shareholder value. Our primary focus during 2012 is to continue exploration of our Chandalar property where we have discovered and identified drilling targets for a potentially large sedimentary-type bulk tonnage hard-rock gold deposit. A secondary focus, contingent upon financing, is continued gold production from a substantial alluvial gold deposit that has been discovered on the property through a possible joint venture with a third-party. We produced approximately 500 and 1522 ounces of fine gold in 2009 and 2010, respectively, from the Little Squaw alluvial gold mine.  We had no gold production in 2011.

In addition to major exploration projects on our Chandalar property, during 2011 we staked a new and separate 25,600-acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar. An archived United States Geological Survey (“U.S.G.S.”) geophysical and geochemical data provided the basis for acquiring the new property. Records show the U.S.G.S. reconnaissance sampling identified geochemically anomalous gold, arsenic and antimony associated with a large positive aeromagnetic anomaly similar to that associated with the Chandalar district. Geologically, Thazzik Mountain lies within the same schist belt as Chandalar on the south flank of the Brooks Range. Fieldwork has identified a multitude of quartz-bearing structures, including sheeted quartz veinlets. We have taken approximately 100 reconnaissance samples for geochemical analyses and are awaiting the results. At this stage in exploration, management believes the Thazzik Mountain property to be immaterial to the Company’s property holdings and operations and will therefore defer full disclosures as required by SEC Guide 7 to a future filing when we have acquired sufficient data to analyze the property to determine its standing in our portfolio.

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities.  While we were able to secure some financing, through the sale of gold future contracts, preferred shares, and private placements, the proceeds of financing were primarily used for the development of the Little Squaw alluvial gold mine with reduced emphasis on exploration on the Chandalar hard-rock gold project. We believe that the improvement in U.S. financial markets since 2008 and the dramatic rise in the price of gold have increased interest in companies that explore for gold. In 2011, we began to refocus our efforts on exploration on the Chandalar lode or hard-rock project. We intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the FINRA OTCBB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

History

Gold was discovered in the Chandalar district in 1905, and over the years various operators have produced small amounts of gold mainly from placer deposits, and also from bedrock lodes consisting of high-grade gold-quartz veins. We were incorporated in 1959 for the purpose of acquiring and consolidating diversely owned gold mining claims in the Chandalar mining district. Our operations during the 1960s resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of gold from underground workings, which was marginally profitable.

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

The Company relinquished 86 of its State of Alaska mining claims during 2000 and 2001 due to financial constraints. Starting the year 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased the seven Traditional mining claims, which had also been re-staked as State of Alaska mining claims, from the Anderson Partnership for $35,000. In September of 2003 we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one Traditional 40-acre claim and another eight 160-acre MTRSC claims. In 2005, we staked one more 160-acre MTRSC claim. In 2006, we staked twenty-nine more 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five more 160-acre MTRSC claims, with twelve more 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc. In 2010, we purchased nine more 40-acre MTRSC claims at a public auction. In 2011, we staked additional claims to expand our Chandalar mining claims based on recent exploration results and aeromagnetic data published by the U.S.G.S. The aeromagnetic survey shows that all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,858 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims. Based on the same survey, we also staked a new and separate 25,600 acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar, which significance of which is discussed above.

During the 1970s and early 1980s the lode and placer properties were leased to various parties for exploration and gold production. The quartz lodes were last worked from 1970 to 1983, when about 8,192 ounces of fine gold were recovered from the milling of 11,884 tons which averaged about one ounce of gold per ton. The material was extracted from surface and underground workings on three mineralized quartz veins lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of raw gold (impure or unrefined gold, i.e. not pure or 1000 fine gold) from placer operations, which is equivalent to about 13,287 ounces of fine gold. We estimate that approximately another 1,400 ounces of raw gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past production of raw gold on the property has been previously reported as being 848 fineness. Analyses from our recent production indicate that the gold produced averaged 844 fineness, or 84.45%, and contained 13.88 % silver plus 1.68% impurities such as copper and iron.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review at the Company’s office. A few conclusions from that report are incorporated in this section.

In November of 1989, we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw (placer) gold production to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. Anderson Partnership), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.

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

We allowed most of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain them. That financial crisis was precipitated by the failure of Gold Dust Mines to make its 1999 annual mining lease payment to us and their failure to have paid the annual state mining claim rental on the claims covered by the mining lease as required by the lease. The individuals who own Gold Dust Mines, Inc. continued to do the annual assessment work on the remaining claims on behalf of us through the year 2002 on the basis of a verbal agreement between our former management and Gold Dust to extend its mining lease. The existence of this extension of the lease was later contested by the Gold Dust, Inc. in civil court proceedings whereby a trial jury determined in favor of Goldrich that the lease had been extended by the course of conduct of the parties from October 1999 to October 2003. Consequently and subsequently, a Final Ruling by the civil court awarded title to the 20 claims Gold Dust, Inc. staked in this interim on Big Creek and Little Squaw Creek to us. In 2010, Gold Dust, Inc. appealed the civil court’s Final Ruling in the Alaska Supreme Court. See the Legal Proceedings section of this document.  A draft opinion is currently circulating the Court without a clear timeline as to when it will be finalized and published.

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

In 2003, Goldrich Mining Company came under new control, with Richard R. Walters taking over as our President. Since then, new board members have been elected and a new management team has been assembled, with William V. Schara replacing Mr. Walters as President and Chief Executive Officer in late 2009. Mr. Walters retired at the beginning of 2011 but continues as a director of the Company and a technical consultant to the Chandalar project.

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

During the 2004 summer field season at Chandalar, using independent certified professional geologists, we followed up on the work recommended by the remote sensing consultant’s studies. This program ended a twenty-year hiatus of hard-rock exploration on the property. It involved a photo geologic lineament study, expansion of the claim block to cover outlying vein showings and reconnaissance sampling of rocks, soils and stream sediments for geochemical analyses. The lineament study identified fifty-nine sites thought to be favorable for discovery of mineralization. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found.

During 2005 we completed a modest prospecting and geologic mapping program at Chandalar, which was limited by our lack of funds. In all, 189 exploratory samples of stream sediments, soils and rock chips were taken, and mapping was completed on a series of ten prospects. That work was successful in identifying additional gold prospects within our claim block, and also in developing specific drilling targets on several of the prospects.

During early 2006, we acquired sufficient funds to undertake a substantial exploration program on the Chandalar property. During the 2006 summer field season, a geological contractor completed a 1:20,000 scale geologic map of the Chandalar district, and we drilled 39 reverse circulation drill holes for 7,763 feet on nine of some thirty gold prospects within our Chandalar claim block. In the process, several miles of old roads were repaired and three miles of new roads were constructed. We established an exploration base camp (Mello Bench camp) capable of housing 20 people, and accomplished environmental clean ups of two abandoned mining camp sites that predate our management takeover in 2003.

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

Also in 2007, we conducted a reverse circulation drilling program on the Little Squaw Creek drainage. A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent geological contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, ore valuation, and report the results of their work. The independent contractor was also charged with the drill sample security.

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents was completed by March of 2008. From these results, we concluded we have discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economic to mine under prevailing gold prices.

In 2009 we successfully completed an alluvial gold mining test on Little Squaw Creek. The pilot program involved a mining test that produced approximately 594 “raw” ounces of placer gold, equivalent to about 500 ounces of fine gold. The test mining yielded valuable geologic, mining and engineering data that encouraged us to ramp-up the project into production in the spring of 2010.

During the summer of 2010 we were able to start a small mining operation at our Little Squaw Creek alluvial deposit, the site of our previous test mining operation, known as the Little Squaw Creek Gold Mine. This was a major milestone for the Company, although full realization of the intended project was inhibited by a shortage of working capital. By the end of the 2010 mining season we had produced 1,906 ounces of gold concentrate from which approximately 1,522 ounces of fine gold and 259 ounces of fine silver were produced, bringing us gross sales proceeds of $1,904,124. In 2011, we suspended production of the Little Squaw Creek Gold Mine to refocus our efforts on hard-rock exploration at Chandalar.  We are reviewing several possibilities, including the engagement of a joint venture partner or lessor, to restart production at the Little Squaw Creek Gold Mine to eventually achieve production of up to 30,000 ounces of gold per year. To accomplish future production, we will be required to obtain additional permits and resolve the current non-compliance with our Small Mines permit, as described below in Environmental Risks. We do not anticipate that this will delay or limit our ability to execute any of our mining plans in the future.

During the 2011 exploration season completed in October, we successfully completed an exploratory drilling program at Chandalar.  We drilled 25 HQ size core holes totaling approximately 14,500 feet in five target areas. The drilling contractor completed the last hole on September 30, 2011, and drill results are presented in 2011 Exploration Activities section below. The soil sampling conducted during the 2011 exploratory season, prioritized to first cover known mineralized trends, consisted of over 1,100 samples collected on a reconnaissance scale grid over approximately 65 percent of the 23,000-acre Chandalar property. In the airborne geophysical survey, approximately 750 line miles (1,246 line kilometers) were flown by an international geophysical contractor over the entire Chandalar property along flight lines 100 meters apart. Preliminary magnetic data reveals known mineralized structures with good clarity and, more importantly, identifies sharp new prospect-scale and district-scale anomalies and mineralized trends.

The 2011 exploration season was successful in significantly expanding our existing body of geological knowledge about our Chandalar property. The combination of core, soil and magnetic data is expected to provide a solid foundation for going forward with a thorough exploration and evaluation of the numerous gold occurrences on the property.

Competition

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel. Specific to our Chandalar project, we compete in mining claims staking with local miners and entrepreneurs for prospective ground. One of those miners, Mr. Delmer Ackels, a lessee of the property at the time, overstaked four of our Traditional state mining claims in his own name. We filed a civil suit to clear title to those claims and were successful. We were also awarded title to 20 other claims Mr. Ackels had staked during his mining lease with us.

Employees

In October 2009, William Schara began employment as President and Chief Executive Officer of the Company. He voluntarily elected to defer 100% of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. We rely on consulting contracts for some of our management and administrative personnel needs, including for our Chief Financial Officer, Mr. Ted Sharp. The contract for Mr. Sharp expired on December 31, 2009, however Mr. Sharp continues to provide services to the Company under the same terms provided in the contract. A new contract will be negotiated and approved by the Board when the success of the current financing efforts has been determined during coming months. The terms of the contract may be revised to reflect our ability to pay for services from cash resources. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. During the summer season of 2011, we had as many as 25 employees and contractors on site at Chandalar.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to check the readings taken in 1990 or prior. The results of this sampling re-confirm the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed.  During 2011, we took additional samples which showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. These 2011 sample results will be submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. At December 31, 2011, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. The Company joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. Our mining operations have to date disturbed approximately forty-six acres. Consequently, we have self-determined that we are currently not in compliance with our issued permits. In order to restart production at the Little Squaw Creek Gold Mine, the Company will need to convert the Small Mines permit to an Individual Permit. An Individual Permit would allow for as much mining ground disturbance as needed but requires a more elaborate application and lengthy process, including public hearings, to obtain. This could delay any restart of the Little Squaw Creek Gold Mine. We do not believe the permit will be unreasonably withheld and will apply to beginning mining activities. In 2011, we suspended production at the Little Squaw Creek Gold mine to focus our efforts on hard rock exploration at Chandalar.

Title to Properties

We hold 220 mining claims of which 23 are patented claims and 197 are State of Alaska unpatented mining claims. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to non-interfering uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. There are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims and possible conflicts with other claims are not always determinable from descriptions contained in them. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600.

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

An important part of our Chandalar property is patented federal mining claims owned by us, subject to a 2% mineral production royalty held by our former management (Anderson Partnership). Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. We hold an option to purchase that 2% royalty for $250,000 cash on or before June 23, 2013.

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

Risks Related to Our Operations

We have no proven or probable reserves on our Chandalar or Thazzik Mountain properties and we may never identify any commercially viable mineralization.

We have no probable or proven reserves, as defined in SEC Industry Guide 7, on our Chandalar or Thazzik Mountain gold exploration properties. On April 20, 2008, we received an internal report by an independent registered mining engineer hired by us to make a preliminary economic assessment of our alluvial gold deposit on the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property. A revised, more in-depth study of the engineer’s economic scoping study was submitted on January 29, 2009. It concludes that continued drilling exploration and mineral engineering studies of the gold-bearing gravels on Little Squaw Creek to determine the economic viability of mining them is justified. We believe the deposit can be substantially expanded through additional drilling and that an increase in its size would significantly increase the postulated mine life and lower projected unit costs.

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

We have limited history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. The recorded historical production since 1904 totals 86,581 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of

“raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode production from operations of our lessees was 8,192 ounces of fine gold produced from 11,884 tons of mined rock. Historical records in the Company’s files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, the Company successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, the Company expanded the mine into small scale production. By the end of the 2010 mining season we had produced approximately 1,522 ounces of fine gold and 259 ounces of fine silver from 1,906 ounces of “raw” gold concentrates. We had no gold production in 2011 as we focused our efforts on exploration on our hard-rock project at Chandalar. The establishment of a large scale mining operation at Chandalar will require the commitment of substantial resources toward exploration work and the completion of economic feasibility studies. We currently do not have sufficient funds to completely explore the property nor to complete a mining feasibility study should important quantities of mineralization beyond that already known be found. We expect to incur substantial losses for the foreseeable future related to operating expenses, exploration activities and capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue exploration activities. The amounts and timing of expenditures will depend on the progress of ongoing exploration, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners, our acquisition of additional properties, and other factors, many of which are beyond our control. We may not generate any revenues or achieve profitability.

We depend largely on a single property - the Chandalar property.

Our major mineral property at this time is the Chandalar property. We are dependent upon making a gold deposit discovery at Chandalar for the furtherance of the Company at this time. Should we be able to make an economic find at Chandalar, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.

We have staked an additional 160 claims at Thazzik Mountain, within 30 miles of Chandalar, which is contained in the same schist belt as Chandalar, and is subject to the same seasonal, remote operational and exploration factors as Chandalar. As a result, this property provides us limited diversification of risk.

We are currently not in compliance with a mining permit on our Chandalar property which could delay the expansion of our mining operation and our ability to produce gold.

During 2009 and 2010, the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit on Little Squaw Creek restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. Reclamation bonding is mandatory for mines involving ground disturbances of more than five acres. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres. The Company participates in the State Wide Bonding Pool for small miners, and has posted bonds for twenty acres of disturbance. Consequently, the Company is currently not in compliance with its Small Mines permit for Little Squaw Creek. In order to restart production at Little Squaw Creek Mine in compliance with the permitting requirements, we will need to upgrade the Small Mines permit to an Individual Permit, which is required for all mining operations covering more than ten acres. An Individual Permit allows for as much mining ground disturbance as needed but the application process is more costly and time consuming and there is no guarantee that the Company will be granted an Individual Permit. The Company does not anticipate incurring any penalty for no longer being in compliance with the Small Mines permit. However, further expansion of Little Squaw Creek will be delayed until the Company obtains an Individual Permit. There is also no guarantee that the Company will be granted an Individual Permit for Little Squaw Creek. Until the Company obtains an Individual Permit for the Little Squaw Creek, the Company’s ability to produce gold at Little Squaw Creek will be restricted. We were not engaged in mining activities in 2011 but intend to enter into a lease or joint venture arrangement for continued mining activity on Little Squaw Creek. The permit will be required for the mining activity, but has not yet been applied for.

Chandalar and Thazzik Mountain are located within the remote Arctic Circle region and exploration and production activities may be limited by climate and location.

While we have conducted test mining and minor gold mining production in recent years, our current focus remains on exploration of our Chandalar property. With our current infrastructure at Chandalar, the arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze-up in mid-September. The remote location of both our Chandalar and Thazzik Mountain properties limits access and increases exploration expenses. Costs associated with such activities are estimated to be between 25% and 50% higher than costs associated with similar activities in the lower 48 states in the United States. Transportation and availability of qualified personnel is also limited because of the remote location. Higher costs associated with exploration activities and limitations for the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned activities and could negatively affect the value of our property and securities.

We are required to raise additional capital to fund our exploration and production programs on the Chandalar and Thazzik Mountain properties.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar or Thazzik Mountain gold properties. We will require additional financing in the future to fund exploration of and production on our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. The level of additional financing required in the future will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

Market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Beginning in late 2007, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets, resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

Our mineralized material estimate at Chandalar is based on a limited amount of drilling completed to date.

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

We hold certain interests in our Chandalar and Thazzik Mountain properties in the form of State of Alaska unpatented mining claims. We hold no interest in any unpatented U.S. federal mining claims at Chandalar or elsewhere. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

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

A major portion of our mineral rights on our flagship Chandalar property consists of “unpatented” lode mining claims created and maintained on deeded state lands in accordance with the laws governing Alaska state mining claims. We have no unpatented mining claims on federal land in the Chandalar mining district, but do have unpatented state mining claims. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of complex federal and state laws and regulations. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal and state governments. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims.

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

Beginning in 2008, we have been engaged in legal action to defend our Chandalar property rights against another party. We have been successful in defending our claims with all court decisions being in our favor. The defendants Mr. & Mrs. Ackels and their company, Gold Dust Mines, Inc., have filed appeals, most of which have been denied. See the Legal Proceedings section of this document for current status of these appeals.

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

At this time, neither our Chandalar nor Thazzik Mountain properties include any federal lands and therefore we do not file plans of operations with the BLM. However, we are subject to obtaining watercourse diversion permits from the U.S. Army Corp of Engineers.

Future legislation and administrative changes to the mining laws could prevent us from exploring and operating our properties.

New Alaska state and U.S. federal laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities. Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations. We are at this time unaware of any proposed Alaska state or U.S. federal laws and regulations that would have an adverse impact on the future of our Alaska mining properties.

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

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors. At our property at Chandalar, Alaska, we face no other competitors at this time.

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. In connection with management’s election to complete the full 2011 exploration program, together with staking additional mining claims, management re-evaluated its cash position and has determined that as of the date of this report, the Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. The Company raised $285,666 net cash proceeds from the exercise of warrants and $4,794,098 net cash from the issuance of common stock during the year ended

December 31, 2011. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of operations through continuing operations is more assured.

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

Certain of our executive officers do not dedicate 100% of their time on our business.

William V. Schara, our Chief Executive Officer, devotes 100% of his time to company business. Ted Sharp, our Chief Financial Officer, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 50% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp often conducts business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

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

The market price of our common stock has ranged from a high of $0.35 and a low of $0.12 during the twelve month period ended December 31, 2011. The market price for our common stock closed at $0.14 on December 30, 2011, the last trading day of 2011. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2011, we had 93,141,855 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,570,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2011;

•

1,050,000 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2011; and

•

33,542,130 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2011.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 38,162,130 shares of common stock, and our issued and outstanding share capital would increase to 131,303,985 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve month period ended December 31, 2011, ranged between a high of $0.35 and a low of $0.12, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
600
MILES

Revised 11/1/11

Map 1 – Location of the Chandalar, Alaska Mining District

Chandalar Property, Alaska

The Chandalar gold property is currently our main mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large sediment hosted disseminated gold deposits. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan an aggressive diamond-core drilling program on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. The plan calls for about 40 to 45 drill holes totaling about 20,000 feet. Drill hole depths would range from 300 to 700 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are embodied in concepts developed from the technical data that point to the discovery potential for huge, low grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within an original bedded organic rich (carbon) sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments and into axial fold structures, faults and quartz veins above and peripheral to them.

The Company maintains an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, $2.468 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, and survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

The Chandalar district has a history of prior production, but there has been no significant recurrent production over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010. So far, start-up production of the Little Squaw Creek Gold Mine amounts to 2,022 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

During the summer of 2009, we permitted and successfully completed a test mining operation on the upper end of the Gulch portion of the Little Squaw Creek alluvial gold deposit. We mined about 40,000 bank cubic yards of glacial overburden and processed through our wash plant about 9,875 bank cubic yards of gold-bearing paleo-stream alluvium, yielding approximately 594 ounces of placer gold which was then converted into about 500 ounces of fine gold. During the following winter of 2009/2010, we raised additional funds to ramp-up the Little Squaw Creek Gold Mine into production. That involved substantial infrastructure upgrades, including building a new 30-man mining camp located about two miles from the exploration camp that had been in use since 2004. The 2010 seasonal mining operation involved stripping an estimated 130,000 bank cubic yards of waste material and also the mining and processing through our wash plant of about 31,680 bank cubic yards of gold bearing gravels.  This process yielded about 1,522 ounces of fine gold, making it one of the largest of the approximately 250 placer gold mines in Alaska.

2011 Exploration Activities

We completed our 2011 diamond core drilling campaign at Chandalar, Alaska along with a property-wide, grid-based soil sampling and a detailed airborne magnetometer survey. We completed a 25-hole, 4,404-meter (14,444-foot) exploratory program, using HQ size core, tested six prospect areas (see map below) located along a 4-km (2.5-mile) long northeast trending belt of gold showings. The drilling contractor completed the last hole on September 30, 2011.

The HQ diameter diamond drill holes were generally sampled using a five-foot sample length and overall core recovery averaged greater than 90%.  Six quality control samples (one blank and five standards) were inserted into each batch of 120 samples. The drill core was sawn, with half sent to the ALS Minerals sample preparation in Fairbanks, Alaska, where the samples were prepared for assay and then sent to the ALS Minerals Lab in Sparks, Nevada for analyses. Gold was analyzed by fire assay and Atomic Absorption Spectrometry finish and a four acid sample digestion with Inductively Coupled Plasma Spectrometry method was used to analyze a full suite of elements. Samples were securely transported from the project site to the ALS Minerals preparation laboratory in Fairbanks via chartered aircraft hired by the Company.

Donald G. Strachan, Certified Professional Geologist and Goldrich’s contracted project manager for Chandalar, managed the drill program and confirmed that all procedures, protocols and methodologies used in the drill program conform to industry standards.

The results of this first diamond core exploration drilling on the Company’s Chandalar gold property have exposed what the Company believes is a wide-spread system of gold mineralization at intervals from surface to depths of up to 120 meters (about 400 feet). The Company also believes the mass of rock affected by the mineralizing system to be large, as more than 50 gold showings are scattered over about six square miles (fifteen square kilometers), only a fraction of which has yet been drill-tested. The drill cores contain a total of 56 mineralized intervals of 0.5 or greater grams per tonne gold (g/t Au) that average 2.3 meters (7.5 feet) in length and have a weighted average grade of 1.66 g/t Au (see table below). Gold-bearing intercepts were obtained in 72% of the holes, with many having multiple intercepts.

Drilling results draw the Company to focus particularly on two prospects – Aurora and Rock Glacier – which the Company believes are geologically associated and related to the same controlling mineralizing features. Intercepts include:

•

1.5 meters (5.0 feet) at 6.57 g/t Au in Hole LS11-0063 on the Aurora prospect;

•

2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

These and other intercepts listed in the table below are associated with much longer core runs of strongly anomalous gold (> 0.10 g/t Au) between 4.3 meters (14 feet) and 21.3 meters (70 feet) in length.Also worth noting, while constructing a road to a proposed drill site, the Company encountered two zones of shearing with sheeted and stockwork quartz veinlets, approximately 5 meters (16 feet) and 15 meters (49 feet) wide. These zones are located 135 meters vertically above and 200 meters southwest of Aurora drill holes #61 to #64. Representative continuous chip sampling of these zones yielded assays of 2.8 g/t gold and 2.1 g/t gold, respectively. The Company believes the mineralized Aurora drill hole intercepts may represent an extension of these zones and that additional drilling could extend these zones even further.

While the silver (Ag) values associated with these and most of the other gold intercepts are generally less than 2 g/t, unusually, native silver is observed in one core interval of 0.46 meters (1.5 feet) from 80.01 meters (262.5 feet) to 80.47 meters (264.0 feet) in Hole LS11-0042, which assays greater than 690 g/t Ag (> 20.1 oz/st Ag [st = short ton]) with only a trace of gold. A second curious silver rich interval occurs in Hole LS11-0040 for 2.1 meters (7.0 feet) from 23.47 meters (77.0 feet) to 25.60 meters (84.0 feet), which returned 397 g/t (11.6 oz/st Ag), again accompanied with only a trace of gold. The Company believes this silver mineralization may represent a separate mineralizing event within a large and complex precious metals bearing mineral system.

Chandalar’s wide-spread precious metal system is hosted by carbonaceous, pyrrhotite-arsenopyrite-pyrite bearing schist. Significantly, extensive intercepts of hydrothermal alteration manifested by massive chloritization and strong silicification of the schist are associated with the mineralization, and are often geochemically anomalous (> 0.05 g/t) in gold as well. The gold mineralization is believed to be mainly controlled by fractures and shears of various orientations within the schist. Mineralized intercepts have now been intersected by drilling over a vertical elevation difference of 550 meters (1,800 feet), with the lowest exposure being in the northeast at the Aurora prospect which is close to the Little Squaw alluvial gold deposit. The metamorphic strata hosting the gold are severely eroded at the higher elevations and either dip to the north or are down faulted, or both.

Additional core drilling is necessary to assess the continuity and extent of outcropping and any projection from the gold-mineralized intercepts as well as determine the limits of the mineralizing system. In addition to drilling, the 2011 Chandalar gold exploration program included a grid soil sampling survey consisting of 1,150 samples for multi-element analyses. All of these analytical results are pending.

Map 2 – Location of the 2011 Core Drilling Campaign at Chandalar, Alaska

Chandalar 2011 Core Drilling Campaign

DRILL INTERCEPTS ≥ 0.50 G/T GOLD

Target Area	Hole #	From (ft)	To (ft)	Width (ft)	Width (m)	Au (g/t)
Aurora	**LS11-0061**	70.0	80.0	10.0	3.0	3.41
		168.0	174.0	6.0	1.8	2.27
		227.0	230.0	3.0	0.9	0.97
	LS11-0062	49.0	52.0	3.0	0.9	**5.32**
		63.0	65.0	2.0	0.6	**4.14**
		75.0	80.0	5.0	1.5	1.00
		88.0	90.0	2.0	0.6	1.30
		330.0	335.0	5.0	1.5	0.87
		350.0	355.0	5.0	1.5	**4.39**
		475.0	480.0	5.0	1.5	**6.57**
	LS11-0063	56.0	59.0	3.0	0.9	**4.44**
		130.0	133.0	3.0	0.9	0.57
	LS11-0064	184.0	190.0	6.0	1.8	1.68
		223.0	225.0	2.0	0.6	0.54
		245.0	250.0	5.0	1.5	2.83
		467.0	470.0	3.0	0.9	0.73
		543.0	545.0	2.0	0.6	1.10
Rock Glacier	**LS11-0040**	*no intercepts > 0.5 g/t Au*				
	LS11-0041	214.0	221.0	7.0	2.1	0.55
		249.0	263.0	14.0	4.3	3.29
			including:	*7.0*	*2.1*	***6.02***
		429.5	433.0	3.5	1.1	0.91
		449.0	486.0	37.0	11.3	1.08
			including:	*14.5*	*4.4*	*1.90*
	LS11-0042	277.0	284.0	7.0	2.1	2.03
		362.0	269.0	7.0	2.1	0.56
	LS11-0059	*no intercepts > 0.5 g/t Au*				
	LS11-0060	210.0	215.0	5.0	1.5	3.28
		455.0	460.0	5.0	1.5	0.67
		475.0	480.0	5.0	1.5	**4.17**
		550.0	555.0	5.0	1.5	0.84
		565.0	570.0	5.0	1.5	0.55
		675.0	685.0	10.0	3.0	2.21
		734.0	735.0	1.0	0.3	1.10
		800.0	805.0	5.0	1.5	1.92
		830.0	843.0	13.0	4.0	0.63

Widths are down-hole lengths and not necessarily true widths.

Chart 1 – Chandalar, Alaska Core Drilling Results

Chandalar 2011 Core Drilling Campaign

DRILL INTERCEPTS ≥ 0.50 G/T GOLD

Target Area	Hole #	From (ft)	To (ft)	Width (ft)	Width (m)	Au (g/t)
Bonanza	**LS11-0057**	113.0	116.0	3.0	0.9	**4.74**
	LS11-0058	115.0	120.0	5.0	1.5	2.73
Summit	**LS11-0043**	82.0	103.0	21.0	6.4	1.09
			including:	*7.0*	*2.1*	*2.67*
	LS11-0044	79.0	128.0	49.0	14.9	1.12
			including:	*28.0*	*8.5*	*1.70*
	LS11-0045	47.0	54.0	7.0	2.1	0.54
		248.0	283.0	35.0	10.7	0.70
			including	*7.0*	*2.1*	*1.23*
		340.0	347.0	7.0	2.1	0.58
Mikado	**LS11-0046**	*no intercepts > 0.5 g/t Au*				
	LS11-0047	*no intercepts > 0.5 g/t Au*				
	LS11-0048	565.0	585.0	20.0	6.1	1.38
			including:	*5.0*	*1.5*	*3.70*
	LS11-0049	256.0	259.0	3.0	0.9	**4.58**
		314.0	317.0	6.0	1.8	0.94
			including:	*3.0*	*0.9*	*1.29*
		378.0	381.0	3.0	0.9	**4.64**
	LS11-0050	*no intercepts > 0.5 g/t Au*				
	LS11-0051	173.0	176.0	3.0	0.9	**10.25**
		356.0	361.0	5.0	1.5	0.62
	LS11-0052	*no intercepts > 0.5 g/t Au*				
	LS11-0053	*no intercepts > 0.5 g/t Au*				
St. Marys	**LS11-0054**	208.0	213.0	5.0	1.5	0.54
		221.0	224.0	3.0	0.9	0.61
	LS11-0055	22.0	33.0	11.0	3.4	2.62
			including:	*5.0*	*1.5*	*3.27*
		52.0	55.0	3.0	0.9	1.11
		82.0	85.0	3.0	0.9	0.70
		112.0	115.0	3.0	0.9	**9.44**
		132.0	137.0	5.0	1.5	1.00
		167.0	170.0	3.0	0.9	0.60
	LS11-0056	236.0	241.0	5.0	1.5	0.55
		261.0	271.0	10.0	3.0	0.76
			including:	*5.0*	*1.5*	*1.01*
		284.0	287.0	3.0	0.9	0.84
		312.0	315.0	3.0	0.9	**14.7**

Widths are down-hole lengths and not necessarily true widths.

Chart 1 – Chandalar, Alaska Core Drilling Results (continued_)

Chandalar 2011 Drilling Campaign

DRILL HOLE TABLE

	Hole #	Easting (m)	Northing (m)	Elev. (ft)	Elev. (m)	Azimuth	Inclination	Depth (ft)	Depth (m)
Aurora	LS11-0061	449735	7493201	3,344	1,020	180°	-45°	755	230
	LS11-0062	449735	7493201	3,344	1,020	150°	-45°	545	166
	LS11-0063	449735	7493201	3,344	1,020	210°	-45°	554	169
	LS11-0064	449735	7493201	3,344	1,020	180°	-75°	717	219
Rock Glacier	LS11-0040	449262	7492420	4,100	1,250	12°	-45°	208	63
	LS11-0041	449262	7492420	4,100	1,250	215°	-45°	628	191
	LS11-0042	449262	7492420	4,100	1,250	215°	-70°	612	187
	LS11-0059	449224	7492600	4,080	1,244	220°	-45°	479	146
	LS11-0060	449237	7492573	4,080	1,244	120°	-55°	863	263
Bonanza	LS11-0057	448992	7492325	4,641	1,415	25°	-55°	225	69
	LS11-0058	448992	7492325	4,641	1,415	30°	-55°	440	134
Summit	LS11-0043	449099	7491994	4,740	1,445	180°	-45°	225	69
	LS11-0044	449099	7491994	4,740	1,445	210°	-45°	514	157
	LS11-0045	448880	7492050	4,940	1,506	182°	-45°	704	215
Mikado	LS11-0046	446765	7491527	4,640	1,415	215°	-56°	709	216
	LS11-0047	446765	7491527	4,670	1,424	205°	-56°	803	245
	LS11-0048	446765	7491527	4,670	1,424	175°	-51°	703	214
	LS11-0049	446900	7491282	4,690	1,430	0°	-45°	544	166
	LS11-0050	446900	7491282	4,690	1,430	205°	-45°	574	175
	LS11-0051	446562	7491643	4,436	1,352	200°	-45°	734	224
	LS11-0052	446562	7491643	4,436	1,352	20°	-52°	603	184
	LS11-0053	446673	7491342	4,290	1,308	200°	-45°	470	143
St. Marys	LS11-0054	447424	7490964	4,461	1,360	215°	-50°	773	236
	LS11-0055	447293	7491007	4,559	1,390	10°	-45°	466	142
	LS11-0056	447248	7490951	4,461	1,360	30°	-45°	597	182
	25 holes							**14,444**	**4,404**

Table 1 – Chandalar, Alaska Core Drilling Results

The soil sampling, prioritized to first cover known mineralized trends, consisted of over 1,100 samples collected on a reconnaissance scale grid over approximately 65 percent of the 22,858-acre Chandalar property. In the airborne geophysical survey, approximately 750 line miles (1,246 line kilometers) were flown by an international geophysical contractor over the entire Chandalar property along flight lines 100 meters apart. Preliminary magnetic data reveals known mineralized structures with good clarity and, more importantly, identifies sharp new prospect-scale and district-scale anomalies and mineralized trends.

The 2011 exploration season was successful in significantly expanding our existing body of geological knowledge about our Chandalar property. The combination of core, soil and magnetic data is expected to provide a solid foundation for going forward with a thorough exploration and evaluation of the numerous gold occurrences on the property.

Location, Access & Geography of Chandalar

Our Chandalar property essentially envelops the entire historic Chandalar mining district, and lies approximately 70 miles north of the Arctic Circle at a latitude of about 67°30’. It is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of the town of Coldfoot (Map 1). Access to our Chandalar Squaw Lake mining camp and nearby Little Squaw Creek Gold Mine is either by aircraft from Fairbanks, or overland during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

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

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 22,858 acres (approximately 35.7 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to secure most of the known gold bearing zones occurring within an area approximately five miles by eight miles. Within the claim block, we own in fee simple 426.5 acres as twenty-one federal lode claims, one patented federal placer claim, and one patented federal mill site. The 23 federal patented claims cover the most important of the known gold-bearing structures. In addition, there are 197 Traditional and MTRSC 40-acre State of Alaska. The 197 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits on an additional 22,432 acres of unpatented claims. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

Map 2 – Chandalar Mining Claim Block

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
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Diamond-core drilling during the 2011 mining season was conducted to evaluate the degree of mineralization occurring as a large, folded strata-bound rock unit over five miles in length. The drill program explored the correlation of the overlying magnetic schist and quartz muscovite chlorite schist, locally hematite-spotted, to the underlying

Mikado phyllite and possible mineralization, as well as to the orogenic gold-quartz veins that rise through it. We postulate that feeder zones through which ore-forming fluids rose are associated with dilation zones developed by periodic differential off-set movement between the deep-seated NE and WNW fault zones. Also, multitudes of tension microfractures along the axis of the fold are thought to be variously mineralized with gold. These zones represent primary targets for drilling. Map 4 depicts the core drilling targets zone.

Chandalar Exploration Programs

Our 2011 exploration program included a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings and we believe they are the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization. Our 2011 hard-rock drilling plan was extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third party professionals have analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and have recommended prioritized hard-rock drill targets for our 2011 exploration season.

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

Our 2011 exploration activities are detailed in “2011 Exploration Activities” above.

Beginning with the 2009 placer gold test mining operation on Little Squaw Creek, we started to execute on the recommended plan in Mr. Barker’s April 15, 2009 technical report. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. It also generated an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. Map 4 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained in the report Interpretation of Exploratory Findings at Chandalar. We anticipate this proposed drilling plan would require a stand-alone (not integrated with the placer gold mine) budget of approximately $1.5 to $2.0 million dollars.

Thazzik Mountain, Alaska Property

Chandalar
Thazzik Mountain
0
20
Km.
Miles
0
10
©2010 Google
Legend
Existing Goldrich claims
New Goldrich claims

## Claim blocks and geographic locations

# Chandalar and Thazzik Mountain Sedimentary Gold Projects

### Southeastern Brooks Range, Alaska

***Goldrich Mining Company (GRMC)***
***Spokane, Washington***

*Donald G. Strachan, Geologist*

*September 2011*

Chandalar
Thazzik Mtn
Fairbanks
Alaska
Anchorage
0
500
Km.
Miles
0
300

Map 5 – Location of Chandalar and Thazzik Mountain Claim Blocks

As noted above in the overview section, we staked a new and separate 25,600-acre block of 160 state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar.

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

Alaska Supreme Court - S-13530/S-13909.  In May 2009, the Ackels’ appealed the trial court’s decisions and the jury’s verdict against them in 4FA-08-1131 CI.  In June 2010, the Ackels appealed the trial court’s second judgment against them for trespassing on the Company’s mining claims during the summer of 2009.  These appeals are under consideration by the Alaska Supreme Court and there is a draft opinion circulating in the court.  There is no way to tell when the court will finalize and issue this opinion.

Department of Natural Resources ("DNR") Administrative Appeal.  On November 11, 2008, DNR adjudicated the Ackels' amendments to their certificates of location for LSQ #4, GDM #1, GDM #2, and GDM #17, determining that they were all invalid due to the Company's prior existing mining claims.  The Ackels appealed DNR's adjudication to the Commissioner of DNR.  In December 2011, the Commissioner denied the Ackels appeal.  The Ackels have now appealed the Commissioner’s decision/denial to the Superior Court in 4FA-11-3100 CI.  The Superior Court stayed this appeal pending the Alaska Supreme Court’s decisions in the related appeals before it.

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

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in exhibit 95.1 to this annual report on Form 10-K.

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

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2011 and 2010.

Fiscal Year	High Closing	Low Closing
2010
First Quarter	$0.45	$0.30
Second Quarter	$0.44	$0.27
Third Quarter	$0.40	$0.13
Fourth Quarter	$0.38	$0.21

2011
First Quarter	$0.35	$0.19
Second Quarter	$0.25	$0.17
Third Quarter	$0.35	$0.20
Fourth Quarter	$0.22	$012

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the FINRA OTCBB was $0.14 on December 30, 2011, the last trading day of 2011. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this report.

Holders of Record

As of March 27, 2012 there were 2,954 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

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

•

Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. The Company has total dividends in arrears of $112,416 as of December 31, 2011. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

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

Securities Authorized for Issuance under Equity Compensation Plans

During 2011, we issued 545,000 options to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan (the “Plan”), of which 40,000 were forfeited prior to the end of the year. At December 31, 2011, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,570,000	$0.29	1,780,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,570,000	$0.29	1,780,000

The Restated 2008 Equity Incentive Plan permits the grant of (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock or restricted stock units, and (iv) stock appreciation rights.  The Board administers the Plan and has the authority to interpret the Plan and the awards granted under the Plan and establish rules and regulations for the administration of the Plan.  The Compensation Committee of the Board makes recommendations to the Board regarding the administration of the 2008 Plan.  The aggregate number of shares of the Company’s common stock that may be issued as awards under the Plan is 5,400,000 shares.

Unless otherwise provided in the applicable award agreement or any severance agreement, vested awards are granted under the 2008 Plan will expire, terminate, or otherwise be forfeited as follows:

•

Ninety (90) days after the date of termination of a participant’s continuous status as a participant, other than in the circumstances described below;

•

Immediately upon termination of a participant’s continuous status as a participant for cause as defined in a Company subplan or award agreement;

•

Twelve (12) months after the date on which a participant ceased performing services as a result of his or her Disability (as defined in the Plan); and

•

Twelve (12) months after the death of a participant who was a participant whose continues status as a participant terminated as a result of their death.

Issuer Purchase of Equity Securities

During 2010 and 2011, neither the Company nor any of its affiliates repurchased shares of common stock of the Company registered under Section 12 or Section R of the Securities Exchange Act of 1934, as amended.

Sale of Unregistered Securities

Series A Convertible Preferred Stock

In 2008, the Company completed the offer and sale of 225,000 shares of Series A Preferred stock in the Company, and in 2009, completed the offer and sale of an additional 250,000 shares of preferred stock, resulting in net proceeds of $475,000 to the Company.  On February 2, 2011, a preferred shareholder exercised his right to convert 250,000 Series A Preferred Stock for 1,500,000 shares of common stock, purchased during the Company’s 2008 and 2009 offer and sale of a total of 550,000 shares of Series A Preferred stock.  This resulted in no proceeds to the Company.  The exercise of preferred stock left a remaining balance of 175,000 shares of preferred stock outstanding at December 31, 2011, which are convertible into 1,050,000 shares of common stock. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at December 31, 2011, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Unit Private Placement

On November 21, 2011 the Company closed a private placement of 2,500,000 units at a price of $0.20 per unit for net proceeds to the Company of $461,394. The Company issued an additional 175,000 units and an additional 250,000 warrants to satisfy commissions due on the placement. The Company intends to use the proceeds of the private placement to complete the analysis of assays taken during the Company’s 2011 hard-rock drilling gold exploration program at its Chandalar property in Alaska, and fund general operating expenses.

Each unit issued pursuant to the private placement consists of one share of the Company’s common stock, one half of a Series J warrant and one half of a Series I warrant. Each full Series J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the OTCBB. Each full Series I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40.

The terms of the private placement include a call option for the Company. In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the J warrants and I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company intends to grant resale registration rights to investors in such private placement as permitted by rules of the United States Securities and Exchange Commission.

These units were placed solely outside the United States pursuant to 1933, as amended (the “Securities Act’) under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased under the private placement.

On July 29, 2011 the Company closed a private placement of 13,810,860 units at a price of $0.21 per unit for net proceeds to the Company of $2,380,932 and non-cash settlement of debt of $291,629. The Company used the proceeds of the private placement to complete the financing of the Company’s 2011 hard-rock drilling gold exploration program at its Chandalar property in Alaska, completely satisfy the Company’s notes payable in gold of approximately $960,000, repay a related party account payable of approximately $263,000 and fund general operating expenses.

Each unit issued pursuant to the private placement consists of one share of the Company’s common stock, one half of a Series J warrant and one half of a Series I warrant. Each full Series J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the OTCBB. Each full Series I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40.

The terms of the private placement include a call option for the Company. In the event that the shares of common stock trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the Series J warrants and Series I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company intends to grant resale registration rights to investors in such private placement as permitted by rules of the SEC.

These units were placed solely outside the United States pursuant to an exemption from the registration requirements of the Securities Act pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. In determining the availability of this exemption, the Registrant relied on representations made by the investors in the subscription agreements pursuant to which the units were purchased under the private placement.

On May 31, 2011, the Company closed a private placement of 9,859,284 units at a price of $0.21 per unit for gross proceeds to the Company of $1,981,772. The proceeds of the private placement were used to finance the Company’s 2011 hard-rock drilling gold exploration program at its Chandalar property in Alaska and general operating expenses. Of the total issuance, officers and directors of the Company purchased 695,000 units, contributing $145,850 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

Each unit issued pursuant to the private placement consists of one share of the Company’s common stock, one half of a Series H warrant and one half of a Series I warrant. Each full Series H warrant and Series I warrant is exercisable to purchase one additional common share of the Company at $0.30 and $0.40, respectively, for a period of five years following the date of issue.

The terms of the private placement include a call option for the Company. In the event that the common shares trade at a weighted volume average price of greater than $0.50 or $0.60, respectively for the Series H warrants and Series I warrants, for a period of 20 consecutive trading days at any time following the issuance of the respective warrants, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 10 business days of the occurrence thereof, and in such case, the warrants will expire on the 20th business day after the date on which such notice is given by the Company. The Company granted resale registration rights to such investors.

These units were issued solely to “accredited investors” (as defined in Rule 501(a) of Regulation D of the Securities Act) pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 506 thereof.

Notes Payable in Gold

During the year ended December 31, 2011, we settled all notes payable in gold as described below. After settlement, we have no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold.

Conversion of Certain Notes Payable in Gold

During January and February, 2011, we entered into a series of conversion agreements (the “Conversion Agreements”) in respect to certain notes payable in gold, including all of the notes payable in gold requiring delivery of fine gold by October 31, 2010. Under the Conversion Agreements, we converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Notes into 10,931,982 shares of common stock of the Company. Accordingly, by issuing shares of common stock pursuant to the Conversion Agreements, the Converted Notes were satisfied in full and we were released from any and all liabilities for default under the notes payable in gold requiring delivery of fine gold by October 31, 2010 and certain of the notes payable in gold requiring delivery of alluvial gold by November 1, 2010. We recognized a loss on settlement of debt of $1,623,489 on these conversions.

The common shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof.

Amendment of Certain Notes Payable in Gold

During February 2011, we amended those notes payable in gold requiring delivery of alluvial gold by November 1, 2010 that were not converted as described above to extend the delivery date of the required quantity of alluvial gold from November 1, 2010 to November 1, 2012. In consideration for amending the gold delivery date, we agreed to (i) continue paying interest on the value of the alluvial gold that was due November 1, 2010 until (A) the required quantity of gold was delivered or (B) all amounts due under the Amended Notes were paid in full and (ii) increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. By entering into the Amended Notes, we cured any remaining default under the notes payable in gold requiring delivery of gold in 2010.

Settlement of Remaining Notes Payable in Gold

Following the conversion and amendment of certain of the notes payable in gold as described above, our delivery obligations under the outstanding notes payable in gold consisted of the delivery of 219.9 ounces of alluvial gold by November 1, 2012 and 628.23 ounces of fine gold by November 30, 2011. At June 30, 2011, the carrying value of outstanding notes payable in gold was $622,184.

On or about July 29, 2011, we settled all of these outstanding notes payable in gold. After settlement, we have no further obligations under the notes payable in gold except $22,555 of accrued and unpaid interest to certain holders who had previously amended their notes payable in gold as described above, $11,317 of which is owed to a related party.

Three holders converted their notes payable in gold into 2,029,908 units with a fair value of $426,281 pursuant to the private placement that closed on July 29, 2011 and are included in the description of such private placement in Note 8 Stockholders’ Equity (Deficit). The balance of these notes payable in gold was reduced by $291,629, and represented 266.426 ounces of fine gold. We recognized a loss on settlement of debt of $134,652 for these notes payable in gold.

One holder was paid cash for the fair value of the gold required to be delivered under his note, as measured by the market value of fine gold on the date of settlement. This note payable in gold represented 117.647 ounces of fine gold and had a carrying value of $135,235. The fair value of the fine gold was $190,941, or $1,623 per fine ounce of gold. We recognized a loss on settlement of debt of $55,706 for this note payable in gold.

Three holders were paid in fine gold ounces due under their notes payable in gold, as measured by the market value of fine gold on the date of settlement. These notes payable in gold represented 213.413 ounces of fine gold with a carrying value of $233,851. The fair value of the gold purchased to settle these notes payable in gold was $358,641, or $1,680.50 per fine ounce of gold. We purchased the gold on the open market and transferred the gold to a custodial account with an independent third party. We recognized a loss on settlement of debt of $124,790 for these notes payable in gold.

Unamortized discounts of $8,047 on warrants issued with the notes payable in gold at inception were recognized to the loss on settlement of debt, bringing the total loss recognized for settlement for the year ended December 31, 2011 to $1,946,684.

Conversion of Series A Convertible Preferred shares

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. Worldwide, this type of deposit is large by its very nature. It is typically low grade but capable of containing millions of ounces of extractable gold.

2012 Exploration Plans

In 2012, we plan to continue our drilling plan which was begun in 2011, modified to reflect data acquired in the 2011 field season.  Our principal exploration target is the newly identified hard-rock stratabound gold target. Subject to obtaining sufficient financing, a 15,000-foot diamond-core drilling program consisting of approximately 20 to 25 drill holes to explore this structure is planned for the 2012 summer field season. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2012. We anticipate that we will incur the following expenses over the next 12 months as of December 31, 2011:

1.

$1.5 to $2.0 million for 2012 exploration plan

2.

$375,000 for payment of third-party debt obligations primarily for equipment loans

3.

$636,000 for general operating expenses

We anticipate we will need to raise approximately $2,500,000 to $3,000,000 in the next 12 months to fund our planned exploration expenditures, debt obligations and general working capital requirements.  The Company plans to raise the financing through debt and/or equity placements.  Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Gold prices are at or near record highs, with continuing upward trends, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2011, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the year ended December 31, 2011, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2011, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2011, the Company raised $5,079,764 thru exercise of warrants and sales of stock and warrants as part of private placement offerings as detailed in the section “Sale of Unregistered Securities” above.

With the exception of gold sales revenue in 2009 and 2010, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability in a gold extraction operation. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers, joint ventures or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. We have sufficient cash to fund our administrative operations until approximately June of 2012.

On December 31, 2011 we had total liabilities of $1,049,152 and total assets of $3,337,877. This compares to total liabilities of $3,656,443 and total assets of $3,436,452 on December 31, 2010. As of December 31, 2011, the Company’s liabilities consist of $314,282 for environmental remediation and asset retirement obligations, $431,438 in equipment notes payable, $250,944 of trade payables and accrued liabilities, $30,405 due to related parties, and $22,083 for dividends payable. Of these liabilities, $541,305 is due within 12 months, including $237,873 in the current portion of equipment notes payable. The decrease in liabilities compared to December 31, 2010 is largely due to scheduled payments on equipment notes, satisfaction of notes payable in gold in cash, gold and shares of the Company’s common stock and warrants, and payment of related party payables and deferred compensation during the year ended December 31, 2011. The decrease in total assets was due to reduced investment in capital equipment and depreciation of property, plant and equipment, offset by increase in mining properties and claims and our cash balance during the year ended December 31, 2011.

On December 31, 2011 we had working capital of $206,570 and stockholders’ equity of $2,288,725 compared to negative working capital of $789,267 and negative stockholders’ equity of $219,991 for the year ended December 31, 2010. During the 2011 year, we reached agreement with holders of notes payable in gold to settle the notes in cash, gold or equity, which reduced liabilities by $1,951,957 and increased stockholders’ equity by $3,458,794, with a loss of $1,946,684 recognized on the satisfaction. These transactions are described in detail in the section entitled “Notes Payable in Gold” above.

During 2011, we used cash from operating activities of $3,946,249 compared to $1,198,588 for 2010 as we executed our 2011 exploration plan at our Chandalar property. A significant adjustment to net loss from operations to arrive at net cash used in operations is the non-cash loss of $1,946,684 arising from the satisfaction of notes payable in gold. In 2010, we mined approximately 1,900 ounces of alluvial gold, generating revenues of $1,904,124 which netted gross margins of $642,294. We believe gold revenues can increase in future years as our equipment is put to productive use in profitable mining operations, whether mined by us or by a joint venture partner or contractor. As we reach profitable levels of production, we may be able to fund some portion of our exploration and mining activities from internal sources. At the end of 2011, we have accumulated approximately $18,376,248 and $18,424,705 in federal and state net operating losses, respectively, which may enable us to generate approximately $18.5 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2012 through 2031.

During 2011, we used cash of $120,195 in investing activities, compared to $708,451 used in the year ended December 31, 2010. In 2011, we purchased $88,919 of equipment and staked $31,276 in additional mining claims, compared with $708,751 and $1,200, respectively, for the 2010 year. The year-over-year changes reflect the refocus of company operations from production in 2010 to exploration in 2011.

During 2011, cash of $4,309,267 was provided by financing activities, compared to cash of $1,947,896 provided during the year ended December 31, 2010. For the year ended December 31, 2011, we raised cash of $285,666 through the exercise of warrants and $4,794,098 through the sale of stock and warrants, net of offering costs, compared to $0 and $1,762,441, respectively, for the year ended December 31, 2010. In 2010, we also raised $625,037 through the sale of notes payable in gold. We used cash in financing activities to pay $190,941 of notes payable in gold, $358,641 to purchase gold to satisfy notes payable in gold and $220,915 in principal payments on equipment notes. This compares to $0, $0 and $439,582, respectively, for the year ended December 31, 2010.

Private Placement Offerings

See full disclosure in section entitled “Sale of Unregistered Securities” above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

We also have contractual obligations to pay principal due on notes payable for equipment with the following maturity dates:

Year	Principal Due December 31,
2012	$ 237,873
2013	175,957
2014	17,608
2015 and thereafter	-
Total	$ 431,438

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

•

Estimates of our environmental liabilities. Our potential obligations in environmental remediation, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets, December 31, 2011 and 2010	52
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and from inception (March 26, 1959) through December 31, 2011	53
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from inception (March 26, 1959) through December 31, 2011	54-55
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from inception (March 26, 1959) through December 31, 2011	56-57
Notes to the Consolidated Financial Statements	58-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2011 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 19, 2012

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2011 and December 31, 2010
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 585,694	$ 342,871
Prepaid expenses	83,489	116,580
Other current assets	78,692	90,162
Total current assets	747,875	549,613

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,978,730	2,303,667
Mining properties and claims	611,272	583,172
Total property, plant, equipment and mining claims	2,590,002	2,886,839
Total assets	$ 3,337,877	$ 3,436,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 250,944	$ 195,924
Related party payable	30,405	380,801
Deferred compensation	-	171,290
Dividend payable on preferred stock	22,083	-
Current portion of equipment notes payable	237,873	220,915
Current portion of notes payable in gold, net of discounts	-	260,079
Current portion of notes payable in gold, net of discounts, related parties	-	109,871
Total current liabilities	541,305	1,338,880

Long-term liabilities:
Equipment notes payable	193,565	431,438
Notes payable in gold, net of discounts	-	734,496
Notes payable in gold, net of discounts, related parties	-	847,511
Remediation liability and asset retirement obligation	314,282	304,118
Total long-term liabilities	507,847	2,317,563
Total liabilities	1,049,152	3,656,443

Commitment and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 425,000 shares issued and outstanding, respectively, $350,000 and $850,000 liquidation preferences, respectively	175,000	425,000
Common stock; $.10 par value, 200,000,000 shares authorized; 93,141,855 and 52,936,397 issued and outstanding, respectively	9,314,185	5,293,640
Additional paid-in capital	14,519,949	9,673,743
Deficit accumulated during the exploration stage	(21,720,409)	(15,612,374)
Total stockholders’ equity (deficit)	2,288,725	(219,991)
Total liabilities and stockholders' equity (deficit)	$ 3,337,877	$ 3,436,452

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
			From Inception
			(March 26, 1959)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011
Income earned during the exploration stage:
Gold sales and other	$ -	$ 1,904,124	$ 2,542,079
Costs of gold sales	-	(1,261,830)	(1,858,843)
Gross profit on gold sales	-	642,294	683,236

Operating expenses:
Mine preparation costs	-	1,034,573	1,034,573
Exploration expense	2,869,963	211,997	8,291,805
Depreciation, mining and exploration	404,044	477,278	1,510,291
Management fees and salaries	288,288	562,747	3,226,638
Professional services	132,413	161,907	1,914,477
Other general and admin expense	236,409	271,333	2,169,004
Office supplies and other expense	18,924	17,514	388,261
Directors' fees	25,900	13,100	770,275
Mineral property maintenance	38,351	32,728	177,970
Reclamation and miscellaneous	7,662	1,225	128,989
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	(1,991)	-	195,290
Total operating expenses	4,019,963	2,784,402	19,886,145

Other (income) expense:
Gain on legal judgment	-	(127,387)	(127,387)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(2,626)	(4,691)	(286,574)
Interest expense and finance costs	147,347	366,607	1,408,782
Loss on settlement of debt	1,946,684	-	1,946,684
Loss (gain) on foreign currency translation	(3,333)	(495)	74,077
Total other (income) expense	2,088,072	234,034	2,517,500

Net loss	6,108,035	2,376,142	$ 21,720,409

Preferred dividends	17,142	21,885
Net loss available to common stockholders	$ 6,125,177	$ 2,398,027

Net loss per common share – basic and diluted	$ 0.08	$ 0.05

Weighted average common
shares outstanding-basic and diluted	77,627,617	47,329,149

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2011
	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Cumulative Activity from Inception (March 26, 1959( through December 31, 2008				39,214,913	$ 3,921,491	225,000	$ 225,000	$ 7,855,197	$ (11,721,281)	$ 280,407

Issuance of shares by Private Placement, net	X					250,000	250,000			250,000
Discount on preferred stock for beneficial conversions feature		Discount	Intrinsic method				(55,000)	55,000		-
Deemed dividend on vested convertible feature of preferred stock		Dividend	Intrinsic method				55,000	(55,000)		-
Issuance of shares for fees		Corp mgmt & Director fees	Fair value of shares issued	116,308	11,631			(4,071)		7,560
Correction of shares issued for interest in 2008				(183,836)	(18,384)			18,384		-
Issuance of shares for conversion of convertible debenture				5,000,000	500,000			500,000		1,000,000
Issuance of shares		Interest expense	Fair value of shares issued	72,328	7,233			7,233		14,466
Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000		-
Issuance of options		Corp mgmt & Director fees	Fair value of options issued					123,500		123,500
Surrender of shares				(107)	(11)			11		-
Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					42,224		42,224
Net Loss									(1,514,951)	(1,514,951)
Balance, December 31, 2009				44,369,606	$ 4,436,960	450,000	$ 450,000	$ 8,552,478	$ (13,236,232)	$ 203,206

Issuance of shares by Private Placement, net	X			8,416,791	841,680			920,761		1,762,441
Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000		-
Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					123,500		123,500
Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					67,004		67,004
Net Loss									(2,376,142)	(2,376,142)
Balance, December 31, 2010				52,936,397	$ 5,293,640	425,000	$ 425,000	$ 9,673,743	$ (15,612,374)	$ (219,991)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2011

	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Balance, December 31, 2010				52,936,397	$ 5,293,640	425,000	$ 425,000	$ 9,673,743	$ (15,612,374)	$ (219,991)

Issuance of common shares by Private Placement, net	X			24,315,236	2,431,524			2,362,574		4,794,098
Notes payable in gold converted to common shares				12,961,890	1,296,189			2,162,605		3,458,794
Issuance of common shares for conversion of preferred shares				1,500,000	150,000	(250,000)	(250,000)	100,000		-
Dividend payable at conversion of preferred shares								(22,083)		(22,083)
Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					100,278		100,278
Issuance of shares by exercise of Class E Warrants	X			35,000	3,500			3,500		7,000
Issuance of shares by exercise of Class F Warrants	X			1,393,332	139,333			139,333		278,666
Net Loss									(6,108,035)	(6,108,035)
Balance, December 31, 2011				93,141,855	$ 9,314,185	175,000	$ 175,000	$ 14,519,949	$ (21,720,409)	$ 2,288,725

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$ (6,108,035)	$ (2,376,142)	$ (21,720,409)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	407,220	477,278	1,513,960
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	(1,991)	-	2,397
Stock based compensation	100,278	123,500	1,690,834
Compensation paid with equipment	1,803	-	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold and associated warrants	80,396	371,298	780,519
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	1,946,684	-	1,946,684
Accretion of asset retirement obligation	10,164	-	10,164

Change in:
Prepaid expenses	33,090	(65,409)	(83,490)
Other current assets	11,470	(41,729)	(78,692)
Accounts payable and accrued liabilities	65,020	(10,279)	260,944
Related party payable	(321,058)	187,895	59,743
Deferred compensation	(171,290)	135,000	-
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Remediation liability and asset retirement obligation	-	-	55,000
Net cash used - operating activities	(3,946,249)	(1,198,588)	(14,806,824)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	1,500	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(88,919)	(708,751)	(2,295,495)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	(31,276)	(1,200)	(536,366)
Net cash used - investing activities	(120,195)	(708,451)	(2,140,295)

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued:

			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2011	2010	2011

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	285,666	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	4,794,098	1,762,441	12,638,584
Proceeds from notes payable in gold	-	625,037	1,785,037
Payments on notes payable in gold	(190,941)	-	(190,941)
Purchases of gold to satisfy notes payable in gold	(358,641)	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	(220,915)	(439,582)	(809,550)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	4,309,267	1,947,896	17,532,813

Net increase in cash and cash equivalents	242,823	40,857	585,694

Cash and cash equivalents, beginning of period	342,871	302,014	-
Cash and cash equivalents, end of period	$ 585,694	$ 342,871	$ 585,694

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 46,251	$ 44,471	$ 136,175

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	-	1,091,935	1,240,988
Additions to property, plant and equipment paid in gold	-	-	10,966
Accounts payable satisfied with equipment	10,000	-	10,000
Related party liability converted to common stock	-	-	301,086
Issuance of warrants for deferred financing
costs of convertible debenture	-	-	30,000
Issuance of common stock upon conversion of
convertible debenture	-	-	1,000,000
Issuance of common stock upon conversion of
preferred shares	250,000	25,000	300,000
Issuance of common stock upon conversion of
notes payable in gold	3,458,794	-	3,458,794
Issuance of common stock for finders’ fees	149,640	-	149,640
Warrants issued with notes payable in gold	-	67,004	109,228
Notes payable satisfied with gold	358,641	-	632,615
Capital lease satisfied with equipment notes payable	-	335,190	335,190
Dividend payable on preferred stock	22,083	-	22,083

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals.  During 2011 all of the Company’s activities were focused on the Chandalar property in Alaska.  The Company’s common stock trades on the FINRA OTCBB exchange under the ticker symbol GRMC.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. In connection with management’s election to complete the full 2011 exploration program, together with staking additional mining claims, management re-evaluated its cash position and has determined that as of the date of this report, the Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. The Company raised $285,666 net cash proceeds from the exercise of warrants and $4,794,098 net cash from the issuance of common stock during the year ended December 31, 2011. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and equipment notes payable, the carrying value of which approximate their fair value at December 31, 2011.

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

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Consolidation of and Accounting for Subsidiary

During the years ended December 31, 2011 and 2010, the Company operated a subsidiary in Mexico to account for winding up expenses related to an exploration property formerly held by the Company in that country. This subsidiary, Minera LSG, is included in the accompanying financial statements by consolidation of the Statements of Operations for the years then ended and the Balance Sheets as of December 31, 2011 and December 31, 2010, with all intercompany balances and investment accounts eliminated.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging, This guidance requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.  The Company has no derivative financial instruments at December 31, 2011 and 2010.

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

Gold Inventory

The Company values gold inventory at the lower of net production cost or net realizable value. For the period ended December 31, 2010, direct costs of production plus indirect costs reasonably allocable to the production of gold in the mining operation were allocated to the cost of gold ounces produced. These costs were charged against cost of sale or inventory based upon ounces of alluvial gold sold or remaining in inventory, respectively.   There was no gold inventory from production during the year ended and at December 31, 2011.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight line basis. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated using an average rate during the period. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

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

For years ended December 31,	2011	2010

Convertible preferred stock	1,050,000	2,550,000
Stock options	3,570,000	2,815,000
Warrants	33,542,130	7,280,135
Total possible dilution	38,162,130	12,645,135

At December 31, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Revenue Recognition

Revenue from the sale of gold is recorded net of smelter or refinery treatment and refining charges. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk passes to the buyer, collection is reasonably assured and price is reasonably determinable. When alluvial gold is placed with the smelter, revenue is recognized and cash is remitted for any ounces of alluvial gold sold to the smelter, converted to ounces of fine gold at an assumed smelting loss percentage. Pricing of the sale is at the market price of gold on the date of sale. The number of gold ounces sold at deposit is limited to a certain percentage of the ounces of alluvial gold deposited, as agreed in each case with the smelter. Ounces not sold are smelted and retained in the Company’s inventory in a secured metals account at the smelter. Subsequent sales of gold from inventory are made at then-current market prices, with smelter treatment and refining charges deducted, and net cash proceeds are remitted to the Company.

Share-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are recorded at fair value for both the common shares issued and options granted. The Company uses a Black Scholes valuation model for determining fair value of options to purchase shares, and compensation expense is recognized ratably over the vesting periods on a straight line basis. Compensation expenses for grants that vest upon issue are recognized in the period of grant.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s financing activities are deferred and amortized using the effective interest method over the life of the related financing.

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

Our financial instruments consist principally of cash and cash equivalents. The table below sets forth our assets and liabilities measured at fair value, on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2011	Balance December 31, 2010	Input Hierarchy level

Cash and cash equivalents	$ 585,694	$ 342,871	Level 1

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

When the Company enters into transactions that contain beneficial conversion features or warrants, the proceeds of those transactions are allocated between the components of the transaction, with beneficial conversion features (a conversion price which is less than the market price at the date of issue) charged to additional paid-in capital and amortized over the life of the vesting period of the conversion feature as a deemed dividend, and warrants are recorded at their fair value at the date of issue. In 2009, the Company issued Convertible Preferred Stock with a beneficial conversion feature and entered into notes payable in gold which had a warrant attached to the gold contract. The valuation of the Preferred Stock was reduced by the beneficial conversion feature and charged to additional paid-in capital. Because the right to convert the Preferred Stock was immediately available to the purchasers of the stock, the beneficial conversion feature was immediately recorded as a deemed dividend, which was also credited to additional paid-in capital to increase the carrying value of the Preferred Stock. The warrants issued as part of the notes payable in gold were charged to additional paid-in capital at their fair value on the date of issuance calculated using a Black Scholes fair value model. This charge decreased the notes payable in gold liability and was amortized over the term of the note payable as interest expense.

New Accounting Pronouncements

Management has reviewed and evaluated new accounting pronouncements and determined that none apply to the Company at this time.

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

Equipment

At December 31, 2011 and 2010, the Company’s equipment classifications were as follows:

	2011	2010
Exploration and mining equipment	$ 3,033,714	$ 2,996,184
Vehicles and rolling stock	377,190	355,540
Office and other equipment	61,905	49,389
Total	3,472,809	3,401,113
Accumulated depreciation and amortization	(1,494,079)	(1,097,446)
Equipment, net of depreciation
and amortization	$ 1,978,730	$ 2,303,667

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

3.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS, CONTINUED:

Equipment, continued:

Of the Company’s assets, $1,498,939 are being depreciated over lives of three and five years and $1,973,870 are being depreciated over seven and ten years, resulting in total depreciation expense of $404,044 for 2011. Assets of $1,433,914 and $1,967,199 being depreciated over corresponding periods, respectively, resulted total depreciation of $477,278 for 2010.

Mining Properties and Claims

At December 31, 2011 and 2010, the Company’s mining properties and claims were as follows:

	2011	2010
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	66,330	35,054
Asset retirement obligations	245,942	249,118
Total	$ 611,272	$ 583,172

4.

RELATED PARTY TRANSACTIONS

In connection with the employment of the President and Chief Executive Officer (“CEO”) in October 2009, the Company issued 750,000 options as described in Note 8, which vested in three equal tranches, the final of which vested in October 2011. The CEO elected to defer his salary until the Company was successful in securing financing sufficient to fund future operations. Near the end of the fourth quarter of 2010, the Company began to pay accrued amounts, and at December 31, 2010, a total of $171,290 of deferred salary had been accrued and remained unpaid. During 2011, the total was paid in full.

Pursuant to terms of his contract, the Company’s now-former Chief Operating Officer (“COO”) elected to accrue fees owed to him until such time as the Company had sufficient cash reserves to pay them. Near the end of the fourth quarter of 2010, the Company began to pay accrued amounts, and at December 31, 2010, a total of $294,372 of deferred salary included in related party payable had been accrued and remained unpaid. During 2011, the total was paid in full. Additionally, there is $11,338 interest payable to this former officer in connection with the settlement of notes payable in gold, as described in Note 5 below and $4,800 payable to this officer in connection with consulting work that he provided during 2011.  These amounts are included in related party payable at December 31, 2011.

An amount of $69,980 had been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2010. This total was paid in cash during 2011, and at December 31, 2011, $11,628 has been accrued for fees for services performed in 2011 and is included in the related party payable.

A total of $16,499 had been accrued for directors and related party consultants at December 31, 2010.  This total was paid in cash during 2011 and at December 31, 2001, $2,638 had been accrued for services performed in 2011; these amounts are included in the related party payable.

5.   NOTES PAYABLE IN GOLD

During the year ended December 31, 2011, the Company settled all notes payable in gold as described below. After settlement, the Company has no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.   NOTES PAYABLE IN GOLD, CONTINUED:

Notes Payable in Gold as at December 31, 2010.

At December 31, 2010, the Company had total outstanding notes payable in gold of $2,094,840, less unamortized discounts of $142,882 for a net liability of $1,951,957, which notes payable in gold required the delivery of 989.49 ounces of alluvial gold by November 1, 2010, 424.43 ounces of fine gold by October 31, 2010, and 611.98 ounces of fine gold by November 30, 2011. While the Company mined sufficient gold to meet its obligations under the notes payable in gold requiring gold deliveries in 2010, the Company chose to sell the mined gold to fund its operations. The non-delivery of gold due on October 31, 2010 and November 1, 2010 constituted default on the required 2010 gold deliveries on notes payable in gold.

Conversion of Certain Notes Payable in Gold

During January and February, 2011, the Company entered into a series of conversion agreements (the “Conversion Agreements”) in respect to certain of the notes payable in gold (the “Converted Notes”), including all of the notes payable in gold requiring delivery of fine gold by October 31, 2010. Under the Conversion Agreements, the Company converted 769.59 ounces of alluvial gold and 628.23 ounces of fine gold due under the Converted Notes into 10,931,982 shares of common stock of the Company. Accordingly, by issuing shares of common stock pursuant to the Conversion Agreements, the Converted Notes were satisfied in full and the Company was released from any and all liabilities for default under the notes payable in gold requiring delivery of fine gold by October 31, 2010 and certain of the notes payable in gold requiring delivery of alluvial gold by November 1, 2010. The Company recognized a loss on settlement of debt of $1,623,489 on these conversions.

Amendment of Certain Notes Payable in Gold

During February 2011, the Company amended those notes payable in gold (the “Amended Notes”) requiring delivery of alluvial gold by November 1, 2010 that were not converted as described above to extend the delivery date of the required quantity of alluvial gold from November 1, 2010 to November 1, 2012. In consideration for amending the gold delivery date, the Company agreed to (i) continue paying interest on the value of the alluvial gold that was due November 1, 2010 until (A) the required quantity of gold was delivered or (B) all amounts due under the Amended Notes were paid in full and (ii) increase the interest rate by four percent to a rate equal to the lesser of prime plus eight percent (8%) per annum or twelve percent (12%) compounded annually. By entering into the Amended Notes, the Company cured any remaining default under the notes payable in gold requiring delivery of gold in 2010.

Settlement of Remaining Notes Payable in Gold

Following the conversion and amendment of certain of the notes payable in gold as described above, the Company’s delivery obligations under the outstanding notes payable in gold consisted of the delivery of 219.9 ounces of alluvial gold by November 1, 2012 and 628.23 ounces of fine gold by November 30, 2011. At June 30, 2011, the carrying value of outstanding notes payable in gold was $622,184.

On or about July 29, 2011, the Company settled all of these outstanding notes payable in gold. After settlement, the Company has no further obligations under the notes payable in gold except $22,555 of accrued and unpaid interest to certain holders who had previously amended their notes payable in gold as described above, $11,317 of which is owed to a related party.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.   NOTES PAYABLE IN GOLD, CONTINUED

Settlement of Remaining Notes Payable in Gold, continued:

Three holders converted their notes payable in gold into 2,029,908 units with a fair value of $426,281 pursuant to the private placement that closed on July 29, 2011 and are included in the description of such private placement in Note 8 Stockholders’ Equity (Deficit). The balance of these notes payable in gold was reduced by $291,629, and represented 266.426 ounces of fine gold. The Company recognized a loss on settlement of debt of $134,652 for these notes payable in gold.

One holder was paid cash for the fair value of the gold required to be delivered under his note, as measured by the market value of fine gold on the date of settlement. This note payable in gold represented 117.647 ounces of fine gold and had a carrying value of $135,235. The fair value of the fine gold was $190,941, or $1,623 per fine ounce of gold. The Company recognized a loss on settlement of debt of $55,706 for this note payable in gold.

Three holders were paid in fine gold ounces due under their notes payable in gold, as measured by the market value of fine gold on the date of settlement. These notes payable in gold represented 213.413 ounces of fine gold with a carrying value of $233,851. The fair value of the gold purchased to settle these notes payable in gold was $358,641, or $1,680.50 per fine ounce of gold. The Company purchased the gold on the open market and transferred the gold to a custodial account with an independent third party. The Company recognized a loss on settlement of debt of $124,790 for these notes payable in gold.

Unamortized discounts of $8,047 on warrants issued with the notes payable in gold at inception were recognized to the loss on settlement of debt, bringing the total loss recognized for settlement for the year ended December 31, 2011 to $1,946,684.

6.

CAPITAL LEASE

During 2010, the Company acquired equipment totaling $678,500 under a capital lease, making down payments of $169,625 in cash and financing $508,875 through a lease. The lease carried interest at 9.0% per annum payable in 6 monthly installments of $30,000 and a final purchase option payment of approximately $351,000 payable on or before October 15, 2010. In accordance with criteria established by ASC 840, this lease qualified as a capital lease. The lease was collateralized by the leased equipment with all minimum lease payments due within one year. On September 29, 2010 the Company refinanced the lease. The refinancing resulted in a termination of the capital lease and the establishment of two equipment notes payable. See Note 7 Equipment Notes Payable.

7.

EQUIPMENT NOTES PAYABLE

During the second quarter of 2010, the Company purchased equipment totaling $559,550, making down payments of $134,891 in cash and financing $424,660 through notes payable to two equipment vendors. On September 29 and 30, 2010 the Company entered into two notes payable of $246,678 and $88,511, respectively, to satisfy the capital lease (See Note 6 Capital Lease). All of the notes are collateralized by a security interest in the respective equipment.

Note Payable Original Balance	Interest Rate	Length of Note	Monthly Payment	Balance at December 31, 2011
$ 258,380	4.72%	48 months	$ 5,918	$ 151,299
166,280	7.90%	36 months	5,204	74,048
246,678	8.75%	36 months	7,816	151,669
88,511	8.75%	36 months	2,804	54,422
		Total	$ 21,742	$ 431,438

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

7.

EQUIPMENT NOTES PAYABLE, CONTINUED:

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due December 31,
2012	$ 237,873
2013	175,957
2014	17,608
2015 and thereafter	-
Total	$ 431,438

8.

STOCKHOLDERS’ EQUITY

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

In relation to these placements, the Company issued 139,945 common shares and 599,772 Class F-2 Warrants for commissions to an agent for $30,788 in services in private placement activities. Terms of the F-2 warrant are identical to the class F warrant except the exercise price to purchase a common share is $0.22.

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

On December 20, 2010, the Board of Directors approved a temporary reduction in exercise price for the Class E and Class F warrants to the lesser of $0.20 per share of common stock or 30% discount of market price of the Company’s stock. The reduction was effective through January 31, 2011, later amended to February 18, 2011. No warrants were exercised during 2010 under these terms, and in the quarter ended March 31, 2011, a total of 35,000 Class E Warrants and 1,393,332 Class F Warrants were exercised for 1,428,332 common shares, resulting in net cash proceeds to the Company of $285,666.

On January 31, 2011 and February 1, 2011, the Company issued a total of 10,931,982 common shares for conversion of certain notes payable in gold. On July 29, 2011, the Company issued a total of 2,029,908 common shares for conversion of additional notes payable in gold. See Note 5 Notes Payable in Gold.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

On July 29, 2011, the Company closed a private placement of 13,810,860 units of the Company at a price of $0.21 per unit and resulted in net proceeds to the Company of $2,380,932 and non-cash settlement of debt of $291,629. Each unit consists of one share of the Company’s common stock, one half of a Class J warrant and one half of a Class I warrant. Each full Class J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Class I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40. The Company issued 7,317,978 warrants of each class, including 412,549 warrants of each class for commissions and finder’s fees.

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

On November 21, 2011, the Company closed a private placement of 2,500,000 units of the Company at a price of $0.20 per unit and resulted in net proceeds to the Company of $461,394. The Company also issued 175,000 units valued at $35,000 for commissions and finder’s fees in relation to the placement. Each unit consists of one share of the Company’s common stock, one half of a Class J warrant and one half of a Class I warrant. Each full Class J warrant is exercisable for a period of five years following the date of issue to purchase one additional share of common stock of the Company at the greater of $0.30 or the closing market price of the Company’s stock on the closing date of the private placement, as quoted on the Over-The-Counter Bulletin Board (the “OTCBB”). Each full Class I warrant is exercisable for a period of five years following the date of issue to purchase one additional common share of the Company at $0.40. The Company issued 1,462,500 warrants of each class, including 212,500 warrants of each class for commissions and finder’s fees.

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

Series A Convertible Preferred Stock:

In 2008, the Company completed the offer and sale of 225,000 shares of Series A Preferred stock in the Company, and in 2009, completed the offer and sale of an additional 250,000 shares of preferred stock, resulting in net proceeds of $475,000 to the Company. During 2009, and again in 2010, a preferred shareholder exercised his right to convert 50,000 Series A Preferred Stock for 300,000 shares of common stock, leaving a remaining balance of 425,000 shares of preferred stock outstanding at December 31, 2010. During 2011, a preferred shareholder exercised his right to convert 250,000 Series A Preferred Stock for 1,500,000 shares of common stock, leaving a remaining balance of 175,000 shares of preferred stock outstanding at December 31, 2011. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at December 31, 2011, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

•

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

•

Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. As of December 31, 2011 and December 31, 2010, the Company had total dividends in arrears of $112,416 and $95,274, respectively. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 1,050,000 and 2,550,000 common shares for the years ended December 31, 2011 and 2010, respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Warrants:

For the years ended December 31, 2011 and 2010, the Company had the following types of stock purchase warrants outstanding:

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

Class E Warrants

The Class E Warrants were issued in connection with notes payable in gold contracts entered into during 2009 and 2010 and expire two years from the date of issuance in 2011 and 2012. The Class E Warrants are exercisable at $0.65 per common share. The Class E Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares was sustained at or above $1.00 per share for ten consecutive trading days. At December 31, 2011 and December 31, 2010, there were 300,018 and 457,518 Class E Warrants issued and outstanding, respectively.

Class F Warrants

The Class F Warrants were issued in connection with private placements of the Company’s common stock from March through August 2010, are exercisable at $0.55 per common share and expire in 2012, two years from the date of issuance. The Class F Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the market price of the Company’s common shares is sustained at or above $0.80 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 659,663 and 2,052,995 Class F Warrants issued and outstanding, respectively.

Class F-2 Warrants

The Class F-2 Warrants were issued to an agent for commissions in connection with private placements of the Company’s common stock from March through August 2010, are exercisable at $0.22 per common share and expire on December 3, 2012, two years from the date of issuance. The Class F-2 Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.80 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 599,772 and 599,772 Class F-2 Warrants issued and outstanding, respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class G Warrants

The Class G Warrants were issued in connection with private placements of the Company’s common stock in December 2010, are exercisable at $0.36 per common share and expire in December 2012, two years from the date of issuance. The Class G Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.72 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 4,169,850 and 4,169,850 Class G Warrants issued and outstanding, respectively.

Class H Warrants

The Class H Warrants were issued in connection with private placements of the Company’s common stock in April and May 2011, are exercisable at $0.30 per common share and expire five years from the date of issuance. The Class H Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.50 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 5,125,936 and nil Class H Warrants issued and outstanding, respectively.

Class I Warrants

The Class I Warrants were issued in connection with private placements of the Company’s common stock in May, July and November of 2011, are exercisable at $0.40 per common share and expire five years from the date of issuance. The Class I Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.60 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 13,906,413 and nil Class I Warrants issued and outstanding, respectively.

Class J Warrants

The Class J Warrants were issued in connection with private placements of the Company’s common stock in July and November of 2011, are exercisable at $0.30 per common share and expire five years from the date of issuance. The Class J Warrants contain a mandatory conversion provision which grants the Company, at the Company’s option, the ability to force conversion of the warrants in whole or in part, if the weighted volume average price of the Company’s common shares is sustained above $0.50 per share for twenty consecutive trading days. At December 31, 2011 and 2010, there were 8,780,478 and nil Class J Warrants issued and outstanding, respectively.

There were no warrants issued in 2011 of a nature that required fair value estimates. The fair value of warrant issues in 2010 in connection with Notes payable in gold were estimated on the grant date using the following weighted average assumptions:

	2010
	Low	High
Risk-free interest rate	0.82%	1.82%
Expected dividend yield	--	--
Expected term	2 years	2 years
Expected volatility	140.4%	198.8%

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

The following is a summary of warrants for December 31, 2011:

	Shares	Exercise Price ($)	Expiration Date
Class D Warrants:
Outstanding and exercisable at December 31, 2008	485,833	0.85-1.25
Outstanding and exercisable at December 31, 2009	485,833
Warrants expired April 8, 2010	(485,833)
Outstanding and exercisable at December 31, 2010	-
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2010	145,000	0.65
Warrants issued in 2010	312,518	0.65	Feb to Jun 2012(5)
Outstanding and exercisable at December 31, 2010	457,518
Warrants exercised February 18, 2011	(35,000)	0.20
Warrants expired in 2011	(122,500)
Outstanding and exercisable at December 31, 2011	300,018
Class F Warrants: (Issued for Private Placement)
Warrants issued in 2010	2,052,995	0.55	Mar to Aug 2012(5)
Outstanding and exercisable at December 31, 2010	2,052,995
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at December 31, 2011	659,663
Class F-2 Warrants: (Issued for Commissions)
Warrants issued in 2010	599,772	0.20	Dec 3, 2012(5)
Outstanding and exercisable at December 31, 2010	599,772
Outstanding and exercisable at December 31, 2011	599,772
Class G Warrants: (Issued for Private Placement)
Warrants issued in 2010	4,169,850	0.36	Dec 3 to 16, 2012(5)
Outstanding and exercisable at December 31, 2010	4,169,850
Outstanding and exercisable at December 31, 2011	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2011	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.40	November 21, 2016
Outstanding and exercisable at December 31, 2011	13,906,413
Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (3)	7,317,978	0.30	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.30	November 21, 2016
Outstanding and exercisable at December 31, 2011	8,780,478
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2011	33,542,130	0.29

(1)

Includes 196,297 warrants issued for commissions and finder’s fees.

(2)

Includes 196,296 warrants issued for commissions and finder’s fees.

(3)

Includes 412,549 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(4)

Includes 212,500 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(5)

In March of 2012, subsequent to the end of the year ended December 31, 2011, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates. No other terms were modified.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation, compared with 6 months in the case of options issued under the Restated 2003 Share Incentive Plan in effect until May of 2008. The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Restated 2003 Share Incentive Plan, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2011, there were a total of 1,780,000 shares available for grant in the 2008 Plan, and 3,570,000 options outstanding.

On October 19, 2009, the Company issued 750,000 options with a 5-year life in connections with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value was recognized ratably over the vesting period. At December 31, 2011 and 2010, the Company recognized share-based compensation for this key employee of $38,000 and $123,500, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year.

During 2011, the Company issued 545,000 options to employees and contractors working at our Chandalar property. Vesting milestones occurred in the Company’s fourth quarter of 2011 at which time 40,000 options were forfeited. The fair value of these options was determined using a Black Scholes model, resulting in a total fair value of $85,191 for these options. Of this value, $62,279 was recognized in the fourth quarter of 2011, when service and vesting milestones were reached.  Unrecognized compensation of $22,912 relating to these options will be recognized in 2012.

For the year ended December 31, 2011, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. There were no options granted in the year ended December 31, 2010. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

2011
Low High
Risk-free interest rate	1.75% 1.75%
Expected dividend yield	-- --
Expected term	2 years 10 years
Expected volatility	101.3% 107.6%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of option forfeitures and believes that current holders of the option will hold them to maturity as has been experience historically; therefore, no variable for forfeiture was used in the calculation of fair value.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the years ended December 31, 2011 and 2010 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,415,000	$ 0.30		$0
Granted	750,000	$ 0.40
Forfeited	(100,000)	$ 0.55
Options outstanding at January 1, 2010	3,065,000	$ 0.29
Options outstanding at December 31, 2010	3,065,000	$ 0.29		$0
Granted	545,000	$ 0.24
Forfeited	(40,000)	$ 0.24
Options outstanding at December 31, 2011	3,570,000	$ 0.29	5.14	$0
Options exercisable at December 31, 2011	3,370,000	$ 0.29	5.44	$0
Options available for future grants	1,780,000

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2011 was $0.19 per share, respectively. There were no options issued or exercised during 2010, and no options exercised in 2011.

9.

REMEDIATION LIABILITY AND ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation the Company used a credit-adjusted risk free interest rate of 4% and a projected mine life of 20 years. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31,	December 31,
	2011	2010

Asset Retirement Obligation – beginning balance	$ 254,118	$ 5,000
Incurred	-	249,118
Accretion	10,164	-
Addition and changes in estimates	-	-
Settlements	-	-
Asset Retirement Obligation - ending balance	$ 264,282	$ 254,118
Accrual for environmental remediation	50,000	50,000
Total Remediation liability and asset retirement obligation	$ 314,282	$ 304,118

The accrual of $50,000 at December 31, 2011 and 2010 is for anticipated costs to remedy a small environmental contamination caused by activities of a previous operator next to an inactive mill site.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

10.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits. The deferred tax assets were calculated based on an expected combined federal and state tax rate of 43%.

Following are the components of such assets and allowances at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 504,000	$ 254,000
Unrecovered promotional and exploratory costs	161,000	161,000
Non-deductible accrued remediation costs	28,000	24,000
Non-deductible share based compensation	355,000	311,000
Net operating loss carryforwards	7,906,000	5,587,000
Total deferred tax assets	8,954,000	6,337,000
Less valuation allowance	(8,954,000)	(6,337,000)
Net deferred tax assets	$ -	$ -

At December 31, 2011 and 2010, the Company had federal tax-basis net operating loss carryforwards totaling $18,376,248 and $12,978,323 respectively, which will expire in various amounts from 2019 through 2031. The Company also had state tax-basis net operating loss carryforwards totaling $18,424,705 and $13,047,289, respectively, which will expire in various amounts from 2012 through 2031. For federal and state taxes, the Company uses depreciation methods and asset lives comparable to methods and lives used for financial statement presentation, therefore no deferred tax asset or liability for property, plant and equipment is recognized.

	2011		2010
Federal income tax benefit based on statutory rate	$ (2,077,000)	34.0%	$ (808,000)	34.0%
State income tax benefit net of federal taxes	(550,000)	9.0%	(213,000)	9.0%
Effect of change in state tax status	6,000	(0.1)%	(969,000)	40.4%
Permanent differences	4,000	(0.1)%	4,000	(0.2)%
Increase in valuation allowance	2,617,000	(42.8)%	1,986,000	(83.2)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company’s tax years from 2008 through 2011 remain open for examination.

11. COMMITMENTS AND CONTINGENCIES

The Company has a royalty commitment on claims purchased from the Anderson family. The Company is obligated to pay 2% of gold it mines from these claims to the Anderson partnership. For the 2010 mining season the Company owed the Andersons 4.55 ounces of alluvial gold, which the Company had in inventory and delivered to the Andersons in 2011. The Company may, at its election, purchase the royalty from the Anderson Partnership no later than June 23, 2013 for a payment of $250,000. If the Company elects to purchase the royalty once notice has been given, payment is due within 30 days.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

11.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit on Little Squaw Creek restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. Reclamation bonding is mandatory for mines involving ground disturbances of more than five acres. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres. The Company participates in the State Wide Bonding Pool for small miners, and has posted bonds for twenty acres of disturbance. Consequently, the Company is currently not in compliance with its Small Mines permit for Little Squaw Creek. The Company intends to achieve mining permit compliance by getting the Small Mines permit upgraded to, or re-issued as, an Individual Permit, which is required for all mining operations covering more than ten acres. An Individual Permit allows for as much mining ground disturbance as needed but the application process is more costly and time consuming and there is no guarantee that the Company will be granted an Individual Permit. The Company does not anticipate incurring any penalty for no longer being in compliance with the Small Mines permit. However, further expansion of Little Squaw Creek will be delayed until the Company obtains an Individual Permit. Until the Company obtains an Individual Permit for the Little Squaw Creek, the Company’s ability to produce gold at Little Squaw Creek will be restricted. This could impact the 2012 mining season.

12.

SUBSEQUENT EVENTS

In March of 2012, subsequent to the end of the year ended December 31, 2011, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates. No other terms were modified.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended, the “Exchange Act”). Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America (GAAP).  Internal control over financial reporting includes those policies and procedures that:

1.

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financials states in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and concluded that it is effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit Committee

The members of the Audit Committee are Mr. Eickerman (who acts as Chairman), Mr. Orchow and Mr. Duff. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Kenneth S. Eickerman meets the definition of “audit committee financial expert” set forth in Item 401 of Regulation S-K, as promulgated by the SEC. The Audit Committee held four meetings during the year ended December 31, 2010 and four meetings in 2011. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

Mr. Eickerman and Mr. Duff are the members of the Compensation Committee; this Committee does not have a charter. Mr. Eickerman is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (“the Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held two meetings in 2010 and one meeting in 2011.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters; this Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2010 or in 2011.

Exploration Advisory Committee

The Exploration Advisory Committee is composed of Mr. Bigelow and Mr. Duff. The members of this Committee have many years of experience in precious metal exploration, management and industry knowledge. The Committee acts as advisors to our management team in matters related to exploration properties and activities. This Committee does not have a charter, nor does the Board of Directors believe it is necessary to adopt specific criteria or procedures for this Committee. The Committee did not hold any meetings in 2010 or in 2011.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.  Mr. Eickerman is independent as defined under Rule 5605(c)(2) of NASDAQ listing rules and under Rule 10A-3 of the Exchange Act.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Board of Directors held five meetings in 2010 and 4 meetings in 2011.

James K. Duff serves as Chairman of the Board, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

James A. Fish resigned from the Board of Directors on October 19, 2010 in conjunction with his retirement. A new board member has not yet been identified or elected.

Richard R. Walters resigned from the Company as Vice President and Chief Operating Officer effective on January 1, 2011 in conjunction with his retirement. He has continued as a director of the Company and remains available to management as a professional geologist on a consulting basis.

The following table and information that follows sets forth, as of December 31, 2011, the names, and positions of our directors and executive officers:

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

Charles C. Bigelow	80

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

James K. Duff	67

Mr. Duff has served as Chairman of the Board of Directors since October 19, 2009 and from June 24, 2003 through March 14, 2007. Mr. Duff spends approximately 10 hours per month on matters related to Goldrich. He is a geologist with over 40 years of diverse international experience in the mining industry. He is the former Chief Operating Officer of Minera Andes Inc.  In January 2012, Minera Andes merged with US Gold Mining Corporation to form McEwen Mining, Inc., a public company traded on the New York and Toronto stock exchanges.  Previously he worked for Coeur d’Alene Mines Corporation, a public company traded on the New York Stock exchange, for 18 years where he was President of South American Operations and prior to that Vice President of Business Development. Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures. He has a BS degree in geology from the Mackay School of Mines at the University of Nevada and an MS degree in geology from the University of Idaho. He has completed graduate studies in international business management at the Whitworth University School of Global Management and Commerce in Spokane, Washington and the Program for Management Development at the Harvard School of Business. He is a past President and honorary Life Member of the Northwest Mining Association and a Registered Professional Geologist.

Kenneth S. Eickerman	54

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

William Orchow	66

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott Mineral’s mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and also a member of the board of trustees and President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

William V. Schara	55

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

Richard Walters	67

Mr. Walters has been a director since June 2003. Until December 31, 2010, Mr. Walters served as Chief Operating Officer since October 2009 and previously as President and a director since June 24, 2003; he was Acting Chief Financial Officer from June 2003 until November 2003. He is an economic geologist, and holds a degree in geology from Washington State University (1967). He is a Certified Professional Geologist by the American Institute of Professional Geologists and licensed to practice as a geologist in the states of Alaska and Washington. From March 1994 to March 2000 he was a director, Chief Operating Officer and President of Yamana Resources, Inc., a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From April 2000 to December 2004 he was the president of Marifil S.A., a private mineral exploration and holding company in Argentina. In February of 2005, Marifil S.A. was merged into Marifil Mines Limited, a public company traded on the Toronto Ventures Exchange. Mr. Walters is a director and Executive Vice President of Marifil Mines Limited. Mr. Walters also served as a director of Universal Uranium Ltd, also a public company traded on the Toronto Ventures Exchange, from February 2008 to May 2010.

Ted R. Sharp	55

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. Mr. Sharp spends approximately 50% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company trading on the FINRA OTCBB. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 25 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance. The Company has entered into a management consulting contract with Mr. Sharp, engaging him and his firm on a part-time basis.

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

No director or executive officer of the Company is, as at the date of this Annual Report on Form 10-K, or was within 10 years before the date of this Annual Report on Form 10-K, a director, chief executive officer or chief financial officer of any company (including the Company), that:

(a)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued while the director or executive officer was acting in the capacity as director, chief executive officer or chief financial officer; or

(b)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company:

(a)

is, as at the date of this Annual Report on Form 10-K, or has been within the 10 years before the date of this Annual Report on Form 10-K, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets;

(b)

has, within 10 years before the date of this Annual Report on Form 10-K, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, executive officer or shareholder;

(c)

has, within 10 years before the date of this Annual Report on Form 10-K, been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(d)

has, within 10 years before the date of this Annual Report on Form 10-K, been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company has been subject to:

(a)

any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

(b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision. S

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the SEC.  Such officers, directors, and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as Chief Executive Officer of the Company. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara voluntarily elected to defer 100% of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. At December 31, 2010, a total of $171,290 of deferred salary had been accrued and included in payable to related parties. All deferred salary payable at December 31, 2010 was paid in May 2011.

Richard R. Walters, Chief Operating Officer (Resigned on January 1, 2011):

We entered into a written Independent Contractor Agreement dated June 30, 2003 for a term of four months with Richard R. Walters, as a consultant. Mr. Walters’ is a licensed professional independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company. As consideration for performance of the services, we agreed to pay Mr. Walters a fee of $175 per day worked, prorated for each partial day worked. The Agreement was renewed on October 1, 2003 through September 30, 2004. On November 12, 2004, and again on November 7, 2005, the Agreement was renewed retroactively to October 1, 2004 and October 1, 2005, respectively, by our Board of Directors for an additional one-year period under the original terms. On February 15, 2006, the Board of Directors extended Mr. Walters’ Agreement for one year and increased the fee to $300 per day worked. On November 21, 2006, the Agreement was extended through December 31, 2006, and on January 18, 2007, the Board of Directors amended and extended Mr. Walters’ Agreement for one year and increased the fee to $550 per day worked, effective retroactively to January 1, 2007. On February 15, 2008, the Board increased the rate to $600 per day worked, extended the agreement through December 31, 2008, renewed retroactively to January 1, 2008. On January 7, 2009, the Board approved retention of the 2008 contract pricing, retroactively to January 1, 2009, into the renewed 2009 agreement, which expired on December 31, 2009. This contract renewal added the ability of Mr. Walters to take a portion of his compensation in stock, due to the limited cash resources of Company. In February 2010, Mr. Walters verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. When the ability to pay under a renewed agreement is assured, the terms of the contract would be reviewed and renewed. The services provided by Mr. Walters include serving as our President up to October 19, 2009 and thereafter as Chief Operating Officer as appointed by the Board of Directors on that date. Mr. Walters resigned as Chief Operating Officer on December 1, 2010, effective January 1, 2011, and continues as a director of the Company. Mr. Walters is not an employee. Mr. Walters elected to defer fees owed to him until such time as the Company had sufficient cash reserves to pay them and began receiving compensation in November 2010. At December 31, 2010, a total of $294,372 had been accrued and included in payable to related parties. All accrued compensation payable at December 31, 2010 was paid in August 2011.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original

Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. As of December 31, 2010, Mr. Sharp had not been paid for $69,041 of services provided by his firm. All accrued compensation payable at December 31, 2010 was paid in May 2011.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent year is as follows:

Summary Compensation Table
Name(1) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William V. Schara	2011	180,000	-	-	-	-	180,000
Principal Executive Officer	2010	180,000	-	-	-	-	180,000
Richard R. Walters	2011	52,635	-	-	-	-	52,635
Chief Operating Officer	2010	165,000	-	-	-	-	165,000
Ted R. Sharp(2)	2011	107,580	-	-	-	-	107,580
Principal Financial Officer	2010	180,547	-	-	-	-	180,547
Donald G. Strachan(3)	2011	-	-	-	56,220	105,000	161,220
Management Consultant	2010	-	-	-	-	-	-

(1)

No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

(2)

Fess were paid to Mr. Sharp’s consulting firm, Sharp Executive Associates, Inc., and include compensation for all staff members for all functions performed for the Company during 2010 and 2011.

(3)

Mr. Strachan’s Option Awards for 2011 represent the grant date fair value of options of $56,220 to purchase 300,000 common shares, computed in accordance with ASC 718. Of this amount, $33,308 was recognized as compensation expense in 2011 with $22,708 to be recognized in 2012 and $204 to be recognized in 2013.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2011)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William V. Schara Principal Executive Officer	750,000 50,000	0 0	0 0	$0.405 $0.65	Oct 19, 2014 Mar 29, 2016	0 0	0 0	0 0	0 0
Ted R. Sharp Principal Financial Officer	50,000	0	0	$0.40	Mar 1, 2016	0	0	0	0
Richard R. Walters Chief Operating Officer	400,000	0	0	$0.20	Aug 27, 2018	0	0	0	0

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2010 are included in the Beneficial Ownership table and notes below. There have been no option awards to any officer or director during 2011.

Director Compensation (2011)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	2,000	0	0	0	0	0	2,000
Charles G. Bigelow(4)	2,000	0	0	0	0	0	2,000
James K. Duff(5)	2,600	0	0	0	0	0	2,600
Kenneth S. Eickerman(6)	2,700	0	0	0	0	0	2,700
William Orchow(7)	3,200	0	0	0	0	0	3,200
Richard Walters(8)	2,000	0	0	0	0	0	2,000

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

(8)

Mr. Walters holds options to purchase a total of 400,000 shares of common stock, all of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2011 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, Director, Former Chief Operating Officer and President	3412 S. Lincoln Dr. Spokane, WA 99203	1,571,419	(4)	1.68%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	503,333	(3)(6)	*
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Ct Anchorage, AK 99515	470,000	(2)(3) (5)	*
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	617,903	(2)(3) (5)(13)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	320,833	(3)(6)	*
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	8,355.719	(10)	8.87%
Common Stock	William V. Schara, Chief Executive Officer, Former Chairman and Director	3221 S. Rebecca Spokane, WA 99223	2,190,833	(9)	2.32%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	648,182	(8)	*
Common Stock	All current executive officers and directors as a group		14,688,222	(7)	15.08%
5% or greater shareholders

Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	8,355,719	(10)	8.87%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	8,891,663	(11)	9.35%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	31,592,714	(12)	28.86%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 93,141,855 shares outstanding on November 23, 2011, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

(7)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (2) through (6), (9), (10) and (13).

(8)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before May 1, 2016, 80,000 shares of common stock acquirable upon exercise of Class H Warrants and 80,000 shares of common stock acquirable upon exercise of Class I Warrants. Both classes of warrants are exercisable before May 27, 2016.

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 750,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2014. Also includes 255,000 shares of common stock acquirable upon exercise of Class H Warrants and 255,000 shares of common stock acquirable upon exercise of Class I Warrants. Both classes of warrants are exercisable before May 27, 2016.

(10)

 Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 320,833 shares of common stock held personally by Mr. Atkinson, 5,754,916 held for the account of Forza Partners II, and 1,253,484 held for the account of Forza Partners L.P. Mr. Atkinson is also a director to the Company. Also includes 100,018 shares of common stock acquirable upon exercise of Class E warrants, 463,234 shares of common stock acquirable upon exercise of Class I warrants, 463,234 shares of common stock acquirable upon exercise of Class J warrants. All warrants are exercisable before July 29, 2016. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(11)

Includes 3,600,000 shares of common stock, held personally by Nicholas Gallagher and 500,000 shares of common stock, 1,791,663 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock, and 100,000 shares of common stock acquirable upon exercise of Class E Warrants, which are exercisable before June 3, 2012, all held for the account of NGB Nominees Limited. All warrants, preferred stock and notes payable in gold are exercisable and convertible within 60 days of the date of this report.

(12)

Includes 15,281,427 shares of common stock, 2,702,023 shares of common stock acquirable upon exercise of Class H Warrants, 8,155,643 shares of common stock acquirable upon exercise of Class I Warrants and 5,453,621 shares of common stock acquirable upon exercise of Class J Warrants. Class H warrants are exercisable before May 27, 2016. Class I and J warrants are exercisable before November 23, 2016.

(13)

Includes 12,500 shares of common stock acquirable upon exercise of Class H Warrants and 12,500 shares of common stock acquirable upon exercise of Class I Warrants. Both classes of warrants are exercisable before May 27, 2016.

With the exception of the following, each class of warrants contains provisions that restrict exercise of the warrants if the holder’s beneficial ownership would exceed 9.99% of the Company’s common stock as a result of the exercise. Regent Pacific Group Ltd. has a waiver of this limitation.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 12A.  EQUITY COMPENSATION PLANS

During 2011, we issued 545,000 options, of which 40,000 were forfeited in 2011, to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan. At December 31, 2011, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,570,000	$0.29	1,780,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,570,000	$0.29	1,780,000

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

Under the Plan, upon a change of control transaction

•

any and all options granted hereunder shall become immediately exercisable; additionally, if a participant’s employment is terminated for any other reason except cause within twelve (12) months of such Change in Control (as defined below), the participant shall have until the earlier of: (i) twelve (12) months following such termination date; or (ii) the expiration of the option, to exercise any such option;

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

Under the Plan a “Change in Control” means any of the following events: (i) any organization, group, or person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing thirty-five percent (35%) or more of the combined voting power of our then outstanding securities; or (ii) during any two (2) year period, a majority of the members of the Board serving at the date of approval of this Plan by shareholders is replaced by directors who are not nominated and approved by the Board; or (iii) a majority of the members of the Board are represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the Company; or (iv) the company shall be combined with or acquired by another company and the Board shall have determined, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

The Restated 2008 Equity Incentive Plan incorporates provisions to ensure compliance with the laws and regulations of the Internal Revenue Service, principally Code 409A, that require companies to recognize the fair market value of stock options and other share-based payments awarded to employees and associates as compensation expense.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, the Company employed one of its existing directors, Mr. Schara, to serve as President and Chief Executive Officer (“CEO”). In connection with his employment the Company issued 750,000 options as described in Note 8 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The CEO elected to defer his salary until the Company was successful in securing financing sufficient to fund future operations. Near the end of the fourth quarter of 2010, the Company began to pay accrued amounts, and at December 31, 2010, a total of $171,290 of deferred salary had been accrued and was paid during the year ended December 31, 2011.

Pursuant to terms of his contract, Mr. Walters, the Company’s Chief Operating Officer (“COO”) elected to accrue fees owed to him until such time as the Company had sufficient cash reserves to pay them. Near the end of the fourth quarter, the Company began to pay accrued amounts, and at December 31, 2010, a total of $294,372 of deferred salary included in deferred compensation had been accrued and was paid during the year ended December 31, 2011. The COO resigned as an officer effective January 1, 2011 and remains the Board of Directors and continues to serve as a paid consultant to the Company.

Additionally, an amount of $69,980 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer (“CFO”) at December 31, 2010. This total was paid in cash during the year ended December 31, 2011, and at December 31, 2011, $11,628 has been accrued for fees for services performed in 2011.

A total of $30,405 has been accrued for directors and related party consultants, of which $19,067 was accrued during the year ended December 31, 2011.

During the year ended December 31, 2009, Mr. Walters entered into notes payable in gold with the Company for $75,000, a $102,740 liability by the Company less $27,740 in discounts, representing 110.54 ounces of alluvial gold, with the gold due to be delivered on or before November 1, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold in 2010 was alleviated by an agreement with the COO to extend the gold delivery date and modify the interest rate on amounts due. These notes were satisfied during 2011 by the delivery of gold as contracted.

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

During the year ended December 31, 2010, Mr. Gallagher, an affiliate of the Company owning more than 5% of the outstanding shares, entered into notes payable in gold with the Company for a total of $200,000, a $253,125 liability less $53,125 in discounts, representing 208.33 ounces of fine gold to be delivered on or before October 31, 2010 from gold yet to be produced at the Company’s Chandalar property. A default condition arising from the non-delivery of the gold due in 2010 was alleviated by an agreement with the affiliate to convert the note to 1,791,663 shares of common stock.

See “Notes Payable in Gold” under Note 5 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report for details of note transactions.

Director Independence

The Board has analyzed the independence of each director and nominee and has determined that the members of the Board listed below are independent as that term is defined under Rule 5605(a)(2) of the NASD listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with the Company, except as a director and shareholder:

•

Charles G. Bigelow

•

James K. Duff

•

Kenneth S. Eickerman

•

William Orchow

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2011. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2011 and 2010:

Type of fee:	2011	2010	Description

Audit fees:	$44,000	$49,000	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	10,500	4,000
Total	$54,500	$53,000

All of the services described above were approved by the Audit Committee.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee requires its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence.

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

3.4	Bylaws, incorporated by reference to exhibit 3.3 to Form SB-2/A (333-133216), as filed July 6, 2006
4.1	Statement of Designation of Shares of Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.5	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.6	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.7	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.8	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
10.35	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.47	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.48	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.49	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.50	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
23.1	Consent of James C. Barker, a Certified Professional Geologist, incorporated by reference to exhibit 23.1 to Form S-1 (333-171550) , as filed January 4, 2011
23.2	Consent of Jeffrey Keener, a Certified Professional Geologist, incorporated by reference to exhibit 23.2 to Form S-1 (333-171550) , as filed January 4, 2011
23.3	Consent of Thomas Bundtzen, a Certified Professional Geologist, incorporated by reference to exhibit 23.3 to Form S-1 (333-171550) , as filed January 4, 2011
23.4	Consent of Robert Murray, a Certified Professional Geologist, incorporated by reference to exhibit 23.4 to Form S-1 (333-171550) , as filed January 4, 2011
23.5	Consent of Paul Martin, a Professional Mining Engineer, incorporated by reference to exhibit 23.5 to Form S-1 (333-171550) , as filed January 4, 2011
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  March 30, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

March 30, 2012

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

March 30, 2012

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

March 30, 2012

            /s/ James K. Duff

James K. Duff, Director

Date:

March 30, 2012

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

March 30, 2012

            /s/ William Orchow

William Orchow, Director

Date:

March 30, 2012

           /s/ William Schara

William Schara, Director and Chief Executive Officer

Date:

March 30, 2012

          /s/ Richard R. Walters

Richard R. Walters, Director

Date:

March 30, 2012

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer