Form 10-Q
period 2012-03-31
GOLDRICH MINING CO
filed 2012-05-16
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 15, 2012:     95,506,719

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

23

Item 4. Controls and Procedures

23

PART II – OTHER INFORMATION

24

Item 1.  Legal Proceedings

24

Item 1A.  Risk Factors

24

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

24

Item 3.  Defaults upon Senior Securities

24

Item 4.  Mine Safety Disclosures

24

Item 5.  Other Information

24

Item 6.  Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 213,259	$ 585,694
Prepaid expenses	101,431	83,489
Other current assets	79,288	78,692
Total current assets	393,978	747,875

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,910,929	1,978,730
Mining properties and claims	611,272	611,272
Total property, plant, equipment and mining claims	2,522,201	2,590,002
Total assets	$ 2,916,179	$ 3,337,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 326,630	$ 250,944
Related party payable	29,130	30,405
Dividend payable on preferred stock	22,083	22,083
Current portion of equipment notes payable	242,261	237,873
Total current liabilities	620,104	541,305

Long-term liabilities:
Equipment notes payable	131,351	193,565
Remediation liability and asset retirement obligation	316,925	314,282
Total long-term liabilities	448,276	507,847
Total liabilities	1,068,380	1,049,152

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 93,141,855 and 93,141,855 issued and outstanding, respectively	9,314,185	9,314,185
Additional paid-in capital	14,528,320	14,519,949
Deficit accumulated during the exploration stage	(22,169,706)	(21,720,409)
Total stockholders’ equity	1,847,799	2,288,725
Total liabilities and stockholders' equity	$ 2,916,179	$ 3,337,877

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	1,034,573
Exploration expense	157,743	135,902	8,449,548
Depreciation, mining and exploration	100,039	137,666	1,610,330
Management fees and salaries	62,825	48,655	3,289,463
Professional services	43,887	54,790	1,958,364
Other general and admin expense	62,381	113,600	2,231,384
Office supplies and other expense	1,990	6,301	390,251
Directors' fees	6,400	15,200	776,675
Mineral property maintenance	11,894	8,411	189,863
Reclamation and miscellaneous	31	813	129,021
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	(1,991)	195,290
Total operating expenses	447,190	519,347	20,333,334

Other (income) expense:
Gain on legal judgment	-	-	(127,387)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(31)	(133)	(286,605)
Interest expense and finance costs	2,744	49,259	1,411,525
Loss on settlement of debt	-	1,623,489	1,946,684
Loss (gain) on foreign currency translation	(605)	(4,510)	73,473
Total other (income) expense	2,108	1,668,105	2,519,608

Net loss	$ 449,297	$ 2,187,452	$ 22,169,706

Preferred dividends	4,448	10,458
Net loss available to common stockholders	$ 453,745	$ 2,197,910

Net loss per common share – basic and diluted	$ Nil	$ 0.04

Weighted average common
shares outstanding-basic and diluted	93,141,855	61,866,415

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$ (449,297)	$ (2,187,452)	$ (22,169,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	100,039	143,383	1,613,999
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	-	(1,991)	2,397
Stock based compensation	8,371	11,712	1,699,205
Compensation paid with equipment	-	1,803	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold and
associated warrants	-	26,355	780,519
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	1,623,489	1,946,684
Accretion of asset retirement obligation	2,643	-	12,807

Change in:
Prepaid expenses	(17,942)	16,400	(101,432)
Other current assets	(596)	11,983	(79,288)
Accounts payable and accrued liabilities	75,686	126,646	336,631
Related party payable	(1,275)	5,919	58,468
Deferred compensation	-	-	-
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(282,371)	(221,753)	(15,089,194)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(32,238)	(4,110)	(2,327,733)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash used - investing activities	(32,238)	(4,110)	(2,172,533)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited) Continued:

			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	255,666	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	12,638,584
Proceeds from notes payable in gold	-	-	1,785,037
Payments on notes payable in gold	-	-	(190,941)
Purchases of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	(57,826)	(53,709)	(867,377)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	(57,826)	201,957	17,474,986

Net increase (decrease) in cash and cash equivalents	(372,435)	(23,906)	213,259

Cash and cash equivalents, beginning of period	585,694	342,871	-
Cash and cash equivalents, end of period	$ 213,259	$ 318,965	$ 213,259

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 7,712	$ 11,806	$ 143,887

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Additions to property, plant and equipment paid in gold	$ -	$ -	$ 10,966
Accounts payable satisfied with equipment	$ -	$ 10,000	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ 250,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ 3,032,513	$ 3,458,794
Warrants issued with notes payable in gold	$ -	$ -	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ 22,083	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

	March 31,	March 31,
For periods ended	2012	2011

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,570,000	3,065,000
Warrants	33,542,130	5,851,803
Total possible dilution	38,162,130	9,966,803

For the three-month periods ended March 31, 2012 and March 31, 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of operations or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, fair value of warrants, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Fair Value Measures

Our financial instruments consist principally of cash and equipment notes payable. These instruments do not require recurring re-measurement at fair value.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2012 to fund normal operations and meet debt obligations for the next 12 months.

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

As described in Note 8 Subsequent Events, the Company has entered into a joint venture agreement which will provide approximately $8.5 million of financing in the form of loans, funded expenses, capital equipment purchases and common stock purchases to fund mining activities on the Company’s alluvial deposits. Of this amount, $350,000 of common stock purchases has been completed prior to the filing of this report. The completion of this funding and a successful mining operation may provide the long-term financial strength for the Company to exit the going concern condition in future years.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

RELATED PARTY TRANSACTIONS

A total of $11,338 interest is payable at March 31, 2012 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011 and $10,029 is payable to this officer in connection with consulting work that he provided during the three months ended March 31, 2012. These amounts are included in related party payable.

An amount of $11,628 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2011.  This total was paid in cash during 2012, and at March 31, 2012, $7,763 had been accrued for services performed during the three months ended March 31, 2012.  This amount is included in related party payable.

A total of $28,900 had been accrued for directors fees at December 31, 2011.  For the three months ended March 31, 2012, an additional $6,400 has been accrued for services performed during the period, for a total of $35,300 which is included in accounts payable.

4.

NOTES PAYABLE IN GOLD

During the year ended December 31, 2011, the Company settled all notes payable in gold as described below. After settlement, the Company had no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold. The total loss recognized for settlement for the year ended December 31, 2011 was $1,946,684, of which $1,623,489 was recognized in the quarter ended March 31, 2011.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due March 31,
2013	$ 242,261
2014	131,351
2015 and thereafter	-
Total	$ 373,612

6.

STOCKHOLDERS’ EQUITY

The Company issued no securities during the three months ended March 31, 2012.

The following is a summary of warrants for March 31, 2012:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2011	457,518	0.65	Feb to June 2013 (5)
Warrants exercised February 18, 2011	(35,000)	0.20
Warrants expired in 2011	(122,500)
Outstanding and exercisable at December 31, 2011	300,018
Outstanding and exercisable at March 31, 2012	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	2,052,995	0.55	March to August 2013 (5)
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at December 31, 2011	659,663
Outstanding and exercisable at March 31, 2012	659,663

Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2011	599,772	0.20	December 3, 2013 (5)
Outstanding and exercisable at December 31, 2011	599,772
Outstanding and exercisable at March 31, 2012	599,772
Class G Warrants: (for Private Placement)
Outstanding and exercisable at January 1, 2011	4,169,850	0.36	December 3 to 16, 2013 (5)
Outstanding and exercisable at December 31, 2011	4,169,850
Outstanding and exercisable at March 31, 2012	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2011	5,125,936
Outstanding and exercisable at March 31, 2012	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.40	November 21, 2016
Outstanding and exercisable at December 31, 2011	13,906,413
Outstanding and exercisable at March 31, 2012	13,906,413

Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (3)	7,317,978	0.30	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.30	November 21, 2016
Outstanding and exercisable at December 31, 2011	8,780,478
Outstanding and exercisable at March 31, 2012	8,780,478
Weighted average exercise of warrants outstanding and weighted average exercise price at March 31, 2012	33,542,130	0.29

(1)

Includes 196,297 warrants issued for commissions and finder’s fees.

(2)

Includes 196,296 warrants issued for commissions and finder’s fees.

(3)

Includes 412,549 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(4)

Includes 212,500 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(5)

On March 21, 2012, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates. No other terms were modified.

Stock-Based Compensation:

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

For the three-month periods ended March 31, 2012 and 2011, the Company recognized share-based compensation for employees of $8,371 and $11,712, respectively. There remains $14,541 of unrecognized share-based compensation to be recognized over the coming four quarters.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

SUBSEQUENT EVENTS

On April 3, 2012, we signed a binding Letter of Intent (“LOI”) to create a joint-venture company with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring our Chandalar placer gold properties in Alaska into production. Under the terms of the LOI, NyacAU will provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $8.5 million as described below. The loans are to be repaid to NyacAU from Goldrich’s share of future gold production by the joint venture.

On May 2, 2012, we signed the definitive agreement to create a joint-venture company with Nyac Gold, LLC. (“Nyac Gold”). GNP is the 50/50 joint-venture company formed by Goldrich and NyacAU and managed by NyacAU to mine our various placer properties at Chandalar.

As part of the Agreement, Goldrich and Nyac Gold, LLC formed a 50:50 joint venture, Goldrich NyacAU Placer, LLC (“GNP”), to operate the Chandalar placer mines, with Nyac Gold, LLC acting as managing partner. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of GNP’s partners. The Agreement covers production from all placers on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

Concurrent with signing the Agreement, Goldrich formed Goldrich Placer LLC subsidiary and entered into a Lease Agreement (the “Lease”) with Goldrich Placer LLC for the exclusive right and license to explore for, develop, mine and control all placer gold located on or extracted from all of Goldrich’s mining claims at its Chandalar property. The Lease then includes an assignment of rights, title, interest responsibilities and obligations under the lease to GNP. The Lease shall continue until the cessation of operations, as defined in the Lease, or dissolution of GNP. The annual payment from Goldrich Placer LLC to Goldrich under the Lease is ten dollars ($10 US).  Under terms of the operating agreement, GNP must meet minimum investment and production requirements.

NyacAU’s funding includes an effectively non-interest bearing loan to GNP, sufficient in amount to bring the placers at Chandalar into commercial production. This amount is currently estimated to total $7.2 million, subject to timing of production, consisting of approximately $3.6 million for start-up costs, $2.4 million for capital expenditures for mining equipment as well as $1.2 million loaned to GNP and then paid to Goldrich to purchase mining equipment currently owned by Goldrich. Upon completion of loan advances, Goldrich will be secondarily responsible for repayment of 50% of the loan balances as a result of its 50% ownership of GNP, and repayment will be effected by distributing Goldrich’s portion of GNP earnings to NyacAU until the loan is paid in full. The loan will earn interest to NyacAU at the applicable short-term federal rate, currently 0.25%, but is effectively a non-interest bearing loan from Goldrich’s standpoint, as Goldrich will receive a special payment from GNP equal to the interest paid by GNP to NyacAU for Goldrich’s 50% ownership share of this loan. NyacAU has also agreed to advance Goldrich $0.95 million at the greater of prime plus 2% or 10% interest for direct drilling costs as part of Goldrich’s 2012 exploration program with Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The balance of the funding package, $0.35 million, is to be provided by an equity financing for the purchase shares of Goldrich’s common stock by NyacAU. The price per share in the equity financing is $0.148 per share the 90-day weighted volume average price of Goldrich stock on the last business day proceeding the signing of the definitive documents for the joint venture agreement.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

SUBSEQUENT EVENTS, CONTINUED

A summary of the financing package is as follows:

Estimated 2012 Start-up Costs funding to GNP	$3,600,000
Estimated Capital Expenditures through GNP	2,400,000
Estimated Purchase of Equipment from Goldrich through GNP	1,200,000
Total Loan from NyacAU to GNP with Interest at 0.25%, for which Goldrich is 50% secondarily responsible as a result of its 50% ownership of GNP. Goldrich’s share of future distributions from GNP income totaling $3,600,000 will be made to NyacAU to satisfy this loan.	7,200,000
Loan from NyacAU to Goldrich with Interest at greater of prime plus 2% or 10% for exploration drilling. Goldrich’s share of future distributions from GNP income totaling $950,000 will be made to NyacAU to satisfy this loan.	950,000
To Be Paid Back by GNP From Production, a total of $4,550,000 will be made from Goldrich’s share of future distributions of GNP income	8,150,000

Equity Financing - Purchase shares of Goldrich’s Common Stock	350,000
Total Financing, of which $2,500,000 will be received by Goldrich to finance its 2012 exploration program and general corporate expenses	$8,500,000

The total amount financed by NyacAU will be affected by timing of payback from production. GNP will commence payments to NyacAU as soon as production begins. Subject to permitting, preparation for mining is expected to begin in June 2012.

In addition to the funding noted above, NyacAU has the option to lend GNP $0.25 million to purchase a 2% royalty that is currently on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase back the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich.

NyacAU, LLC is owned by the family of Dr. J. Michael James, which is also the owner of Nyac Gold LLC, one of the largest producers of placer gold in Alaska. As manager of NyacAU, Dr. James will be granted 300,000 five-year stock options at an exercise price of $0.20 per share from Goldrich’s employee stock incentive program.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Chandalar, Alaska

The Chandalar gold property is currently our main mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large sediment hosted disseminated gold deposits. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal or orogenic gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan a 15,000-foot diamond-core drilling program for the 2012 summer field season on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. Drill hole depths would range from 300 to 700 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are derived from concepts developed from the technical data that point to the discovery potential for huge, low grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within a carbon-rich sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments into axial fold structures, faults and quartz veins.

The Company maintains an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little systematic geologically-based exploration, which was focused on known vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, $2.468 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also geologically mapped about 40 identified prospect areas; collected and analyzed approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples;  completed a program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collected of about 550 trench-wall channel samples; completed ground magnetometer survey grids of 15 prospect areas. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

The Chandalar district has a history of prior production, but there has been only intermittent production over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010.Production to date during the startup phase of the Little Squaw Creek Gold Mine amounts to 2,022 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known aggradational alluvial (or placer), gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin, rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques permitting economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: the Gulch, or narrower channel portion, and the Fan, or broad alluvial apron portion.

In 2011, we completed a diamond core drilling campaign along with a property-wide, grid-based soil sampling and a detailed airborne magnetometer survey. We completed a 25-hole, 4,404-meter (14,444-foot) exploratory program, using HQ size core, and tested six prospect areas (see map below) located along a 4-km (2.5-mile) long northeast trending belt of gold showings.

The results of the 2011 drill program are detailed in our Form 10-K for the year ended December 31, 2011.

The 2011 drilling results draw the Company to focus on two prospects – Aurora and Rock Glacier- which we believe are geologically associated and related to the same controlling mineralizing features. Intercepts include:

•

1.5 meters (5.0 feet) at 6.57 g/t Au in Hole LS11-0063 on the Aurora prospect;

•

2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

These and other intercepts are associated with much longer core runs of strongly anomalous gold (> 0.10 g/t Au) between 4.3 meters (14 feet) and 21.3 meters (70 feet) in length. Also worth noting, while constructing a road to a proposed drill site, the Company encountered two zones of shearing with sheeted and stockwork quartz veinlets, approximately 5 meters (16 feet) and 15 meters (49 feet) wide. These zones are located 135 meters vertically above and 200 meters southwest of Aurora drill holes #61 to #64. Representative continuous chip sampling of these zones yielded assays of 2.8 g/t gold and 2.1 g/t gold, respectively. The Company believes the mineralized Aurora drill hole intercepts may represent an extension of these zones and that additional drilling could extend these zones even further.

The extensive wide-spread precious metal system at Chandalar is hosted by carbonaceous, pyrrhotite-arsenopyrite-pyrite bearing schist. Significantly, extensive intercepts of hydrothermal alteration manifested by intense chloritization and strong silicification of the schist are associated with the mineralization, and are often geochemically anomalous (> 0.05 g/t) in gold as well. The gold mineralization is believed to be mainly controlled by fractures and shears of various orientations within the schist. Mineralized intercepts have now been intersected by drilling over a vertical elevation difference of 550 meters (1,800 feet), with the lowest exposure being in the northeast at the Aurora prospect which is close to the Little Squaw alluvial gold deposit. The metamorphic strata hosting the gold are severely eroded at the higher elevations and either dip to the north or are down faulted, or both.

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
600
MILES

Revised 11/1/11

Map 1 – Location of the Chandalar, Alaska Mining District

Additional core drilling is necessary to assess the continuity and extent of outcropping and any projection from the gold-mineralized intercepts as well as determine the limits of the mineralizing system. In addition to drilling, the 2011 Chandalar gold exploration program included a grid soil sampling survey consisting of 1,153 samples for multi-element analyses. The airborne magnetometer program was flown along lines spaced 330 feet (100 meters) apart for 750 line miles (1,246 line kilometers) by Fugro Geophysical, generating the total magnetic field strength map for the entire Chandalar property. The Company’s geological field crews did the reconnaissance grid soil sample program, taking the samples on a 330 foot (100 meters) by 1,300 foot (400 meter) or larger grid that covers about 11 square miles (about 28 sq. km), or about half the Chandalar property. The samples were then assayed for gold and other elements with the gold plotted in parts per billion (ppb) on the map. Scientific evaluation of the large amount of data generated by these surveys is ongoing with the purpose of better delineating known drilling targets and outlining new ones.

For a complete description of our Chandalar, Alaska project please see our Form 10-K for the year ended December 31, 2011.

Joint Venture Agreement

Subsequent to quarter ended March 31, 2012, on April 3, 2012, we signed an agreement with NyacAU to form a joint venture for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property.  The agreement provides financing approximately $8.5 million of financing for bringing the alluvial deposit on Little Squaw Creek into production as well as financing the drilling activities of our 2012 exploration program. The terms of the agreement are described below in Subsequent Events.

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

Map 2 – Chandalar Mining Claim Block

For a complete description of the access & geography of Chandalar please see our Form 10-K for the year ended December 31, 2011.

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

For a complete description of the Chandalar mining claims please see our Form 10-K for the year ended December 31, 2011.

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
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Geology and Mineralization

A complete technical description of the Chandalar mining district, its geology and mineralization is included in our Form 10-K for the year ended December 31, 2011.  In Map 3 above, we present graphical representation of both hard rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

For a complete description of prior years’ exploration activities, and the interpretations of exploration and drilling activities please see our Form 10-K for the years ended December 31, 2011, 2010, 2009 and previous years.

2012 Exploration and Mining Plans

In 2012, we plan to continue our drilling plan which we began in 2011, modified to reflect data acquired in the 2011 field season.  Our principal exploration target is the newly identified hard-rock stratabound gold target. Subject to obtaining sufficient financing, a 15,000-foot diamond-core drilling program consisting of approximately 20 to 25 drill holes to explore this structure is planned for the 2012 summer field season. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district was derived from the erosion of this schist. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

Additionally, as described below in Subsequent Events, we have signed an agreement with NyacAU to form a joint venture for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property.  The agreement provides financing approximately $8.5 million of financing for bringing the alluvial deposit on Little Squaw Creek into production as well as financing the drilling activities of our 2012 exploration program.

On May 7, 2012 the Company announced that the joint venture, Goldrich NyacAU Placer, LLC (“GNP”), successfully completed mobilizing the mining equipment needed to begin mining operations this summer at Chandalar, Alaska.

The equipment was delivered over a 90-mile winter trail by GNP contractors. In addition to equipment, provisions for a 30-man camp were delivered, including a water system, kitchen/mess hall, and recreation facilities. The total investment in equipment mobilized to site, including equipment previously purchased by Goldrich, now exceeds $5 million. Subject to obtaining the necessary permits, preparation for mining is expected to begin in June 2012. Production is anticipated to begin by June 2013, although some initial production may be achieved this year. Eventual production of approximately 10,000 ounces of fine gold per season is anticipated, but this could be significantly increased if a second gold recovery plant is put into production. Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years and believes this may also be significantly extended with additional drilling.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2012. We anticipate that we will incur the following expenses over the next 12 months as of March 31, 2012:

1.

$1.5 to $2.0 million for 2012 exploration plan

2.

$375,000 for payment of third-party debt obligations, primarily for equipment loans; and

3.

$636,000 for general operating expenses

The $8.5 million financing described below in Subsequent Events includes $1.3 million for the 2012 exploration program and general operating costs in the form of financed drilling costs of $950,000 and cash proceeds of $350,000 from the sale of common shares. We anticipate we will need to raise approximately $1.2 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, debt obligations and general working capital requirements.  The Company plans to raise the financing through debt and/or equity placements.  Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Gold prices are at or near record highs, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of the Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2011 and the first quarter of 2012, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the quarter ended March 31, 2012, we incurred losses and negative cash flows from operating activities for the quarter then ended, and at March 31, 2012, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

With the exception of gold sales revenue in 2009 and 2010, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or to attain profitability in a gold extraction operation as anticipated by the formation of a joint venture as described in Subsequent Events. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. We have sufficient cash to fund our administrative operations until approximately August of 2012.

On March 31, 2012 we had total liabilities of $1,068,380 and total assets of $2,916,179. This compares to total liabilities of $1,049,152 and total assets of $3,337,877 on December 31, 2011. As of March 31, 2012, the Company’s liabilities consist of $316,925 for environmental remediation and asset retirement obligations, $373,612 in equipment notes payable, $326,630 of trade payables and accrued liabilities, $29,130 due to related parties, and $22,083 for dividends payable. Of these liabilities, $620,104 is due within 12 months, including $242,261 in the current portion of equipment notes payable. The increase in liabilities compared to December 31, 2011 is largely due to an increase in accounts payable and accrued liability resulting from the ramping up of activities in preparation for the 2012 exploration program, offset by a decrease resulting from scheduled payments on equipment notes. The decrease in total assets was due to reduced cash resulting from general and administrative expenses concurrent with no cash raised from financing activities, supplemented by capitalized prepaid insurance payments, and reduced by depreciation taken against capital equipment during the quarter ended March 31, 2012.

On March 31, 2012 we had negative working capital of $226,126 and stockholders’ equity of $1,847,799 compared to working capital of $206,570 and stockholders’ equity of $2,288,725 for the year ended December 31, 2011.

During the quarter ended March 31, 2012, we used cash from operating activities of $282,371 compared to $221,753 for the same quarter of 2011. A significant adjustment to net loss from operations to arrive at net cash used in operations for the quarter ended March 31, 2011 is the non-cash loss of $1,623,489 arising from the satisfaction of notes payable in gold, which did not recur in 2012. We had no gold sales revenue in the comparative quarters of March 31, 2012 and 2011. However, as a result of the joint venture mining agreement we signed subsequent to the end of the March 2012 quarter, we believe gold revenues can increase in future years in profitable mining operations, as executed by our joint venture partner. As we reach profitable levels of production, we may be able to fund some portion of our exploration and mining activities from internal sources. As of March 31, 2012, we had accumulated approximately $18.8 million in federal and state net operating losses, respectively, which may enable us to generate approximately $18.8 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2012 through 2031.

During the quarter ended March 31, 2012, we used cash of $32,238 in investing activities, compared to $4,110 used in the quarter ended March 31, 2011, each total representing purchases of equipment.

During the quarter ended March 31, 2012, we used $57,826 cash in financing activities to make payments on capital equipment notes payable, compared to $201,957 cash provided during the quarter ended March 31, 2011, consisting of $255,666 cash raised through the exercise of warrants offset by $53,709 cash used to make payments on capital equipment notes payable.

Private Placement Offerings

We completed no private placements of the Company’s securities made during the quarter ended March 31, 2012.

Subsequent Events

On April 3, 2012, we signed a binding Letter of Intent (“LOI”) to create a joint-venture company (the “JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring our Chandalar placer gold properties in Alaska into production. Under the terms of the LOI, NyacAU will provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $8.5 million as described below. The loans are to be repaid to NyacAU from Goldrich’s share of future gold production by the joint venture.

On May 2, 2012, we signed the definitive agreement (“Agreement”) to create a joint-venture company with Nyac Gold, LLC. (“Nyac Gold”). Goldrich Nyac Placer, LLC (“GNP”) is the 50/50 joint-venture company formed by Goldrich and NyacAU and managed by NyacAU to mine our various placer properties at Chandalar.

Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50/50 basis to each of GNP’s partners. The Agreement covers production from all placers on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

Concurrent with signing the Agreement, Goldrich formed the Goldrich Placer LLC subsidiary and entered into a lease agreement (the “Lease”) with Goldrich Placer LLC for the exclusive right and license to explore for, develop, mine and control all placer gold located on or extracted from all of Goldrich’s mining claims at its Chandalar property. The Lease then includes an assignment of rights, title, interest responsibilities and obligations under the lease to GNP. The Lease shall continue until the cessation of operations, as defined in the Lease, or dissolution of GNP. The annual payment from Goldrich Placer LLC to Goldrich under the Lease is ten dollars ($10). Under terms of the operating agreement, GNP must meet minimum investment and production requirements.

NyacAU’s funding includes an effectively non-interest bearing loan to GNP, sufficient in amount to bring the placers at Chandalar into commercial production. This amount is currently estimated to total $7.2 million, subject to timing of production, consisting of approximately $3.6 million for start-up costs, $2.4 million for capital expenditures for mining equipment as well as $1.2 million loaned to GNP and then paid to Goldrich to purchase mining equipment currently owned by Goldrich. Upon completion of loan advances, Goldrich will be secondarily responsible for repayment of 50% of the loan balances as a result of its 50% ownership of GNP, and repayment will be effected by distributing Goldrich’s portion of GNP earnings to NyacAU until the loan is paid in full. The loan will earn interest to NyacAU at the applicable short-term federal rate, currently 0.25%, but is effectively a non-interest bearing loan from Goldrich’s standpoint, as Goldrich will receive a special payment from GNP equal to the interest paid by GNP to NyacAU for Goldrich’s 50% ownership share of this loan. NyacAU has also agreed to advance Goldrich $0.95 million at the greater of prime plus 2% or 10% interest for direct drilling costs as part of Goldrich’s 2012 exploration program with Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The balance of the funding package, $0.35 million, is to be provided by an equity financing for the purchase shares of Goldrich’s common stock by NyacAU. The price per share in the equity financing is $0.148 per share, the 90-day weighted volume average price of Goldrich stock on the last business day proceeding the signing of the definitive documents for the joint venture agreement.

A summary of the financing package is as follows:

Estimated 2012 Start-up Costs funding to GNP	$3,600,000
Estimated Capital Expenditures through GNP	2,400,000
Estimated Purchase of Equipment from Goldrich through GNP	1,200,000
Total Loan from NyacAU to GNP with Interest at 0.25%, for which Goldrich is 50% secondarily responsible as a result of its 50% ownership of GNP. Goldrich’s share of future distributions from GNP income totaling $3,600,000 will be made to NyacAU to satisfy this loan.	7,200,000
Loan from NyacAU to Goldrich with Interest at greater of prime plus 2% or 10% for exploration drilling. Goldrich’s share of future distributions from GNP income totaling $950,000 will be made to NyacAU to satisfy this loan.	950,000
To Be Paid Back by GNP From Production, a total of $4,550,000 will be made from Goldrich’s share of future distributions of GNP income	8,150,000

Equity Financing - Purchase shares of Goldrich’s Common Stock	350,000
Total Financing, of which $2,500,000 will be received by Goldrich to finance its 2012 exploration program and general corporate expenses	$8,500,000

The total amount financed by NyacAU will be affected by timing of payback from production. GNP will commence payments to NyacAU as soon as production begins. Subject to permitting, preparation for mining is expected to begin in June 2012. Production is anticipated to begin by June 2013, although it may begin as early as the summer of 2012. The operating season for placer mining in Alaska is generally mid-June through mid-September subject to weather. GNP anticipates eventual production of approximately 10,000 ounces of fine gold per season, but this could be significantly increased if a second wash plant is put into production. Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years and believes this may also be significantly extended with additional drilling.

In addition to the funding noted above, NyacAU has the option to lend GNP $0.25 million to purchase a 2% royalty that is currently on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase back the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich.

Our primary asset is the hard-rock exploration target at Chandalar and the terms of the LOI ensure we will retain access to all of its properties for exploration purposes. GNP will lease the mining rights to placer gold on our Chandalar properties, but a formula is provided for us to purchase back these rights if the property is needed for hard-rock mining or to the extent hard-rock exploration significantly interferes with placer mining.

NyacAU, LLC is owned by the family of Dr. J. Michael James, which is also the owner of Nyac Gold LLC, one of the largest producers of placer gold in Alaska. Dr. James is a fourth-generation Alaskan whose family has roots in mining in the State going back to the early 1900’s. In addition to his mining interests, Dr. James is a respected physician and member of the business community in Anchorage. The manager of NyacAU, Dr. James will be granted 300,000 five-year stock options at an exercise price of $0.20 per share from Goldrich’s employee stock incentive program.

According to the terms of the LOI,  “placer” means minerals that are river sands or gravels bearing gold or valuable detrital minerals hosted in soils, alluvium (deposited by water), eluvium (deposited by wind), colluvium (deposited by gravity), or talus, and up to six (6) feet into associated bedrock, and the term “lode” means a mineral that occurs as veins, lodes, ledges, or other rock in place which contains base and precious metals, gems and semi-precious stones, and certain industrial minerals, including but not limited to gold, silver, cinnabar, lead, tin, copper, zinc, fluorite, barite, or other valuable deposits, and is not a deposit of placer, alluvial, eluvial, colluvial or aqueous origin.

As of the date of this filing, GNP has successfully completed mobilizing the mining equipment needed to begin mining operations this summer at Chandalar, Alaska.

The equipment was delivered over a 90-mile winter trail by GNP contractors. In addition to equipment, provisions for a 30-man camp were delivered, including a water system, kitchen/mess hall, and recreation facilities. The total investment in equipment mobilized to site, including equipment previously purchased by us, now exceeds $5 million. Subject to permitting, preparation for mining is expected to begin in June 2012. Production is anticipated to begin by June 2013, although it may begin as early as the summer of 2012. Eventual production of approximately 10,000 ounces of fine gold per season is anticipated, but this could be significantly increased if a second gold recovery plant is put into production. We have not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer to date and the anticipated production rate, we estimate the mine life will be approximately 25 years and believe this may also be significantly extended with additional drilling.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective, and that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective, and that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended March 31, 2012.

We continue to pursue resolution in the ongoing appeals by Mr. Delmer Ackels of rulings made in 2008 and 2009 in our favor concerning certain mining claims owned by us at our Chandalar property. Refer to our Form 10-K for the year ended December 31, 2011 for a complete description of legal proceedings.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

We completed no private placements of the Company’s securities made during the quarter ended March 31, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2012, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  May 15, 2012

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2012

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer