Form 10-Q
period 2012-06-30
GOLDRICH MINING CO
filed 2012-08-20
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 20, 2012:     95,506,719

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

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

22

Item 3.  Defaults upon Senior Securities

22

Item 4.  Mine Safety Disclosure

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 75,049	$ 585,694
Prepaid expenses	97,250	83,489
Related party receivable	31,759	-
Other current assets	80,278	78,692
Total current assets	284,336	747,875

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,842,002	1,978,730
Mining properties and claims	611,272	611,272
Total property, plant, equipment and mining claims	2,453,274	2,590,002

Other assets:
Investment in joint venture	55,300	-
Total other assets	55,300	-
Total assets	$ 2,792,910	$ 3,337,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 360,337	$ 250,944
Related party payable	34,015	30,405
Dividend payable on preferred stock	22,083	22,083
Current portion of equipment notes payable	231,081	237,873
Total current liabilities	647,516	541,305

Long-term liabilities:
Equipment notes payable	83,624	193,565
Remediation liability and asset retirement obligation	319,568	314,282
Total long-term liabilities	403,192	507,847
Total liabilities	1,050,708	1,049,152

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock; no par value, 9,000,000 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 95,506,719 and 93,141,855 issued and outstanding, respectively	9,550,671	9,314,185
Additional paid-in capital	14,700,472	14,519,949
Deficit accumulated during the exploration stage	(22,683,941)	(21,720,409)
Total stockholders’ equity	1,742,202	2,288,725
Total liabilities and stockholders' equity	$ 2,792,910	$ 3,337,877

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2012	2011	2012	2011	2012
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	-	-	1,034,573
Exploration expense	216,343	423,967	374,087	559,869	8,665,891
Management fees and salaries	55,044	106,806	117,869	155,461	3,344,507
Professional services	17,419	8,782	61,305	63,573	1,975,783
Other general and admin expense	100,936	(17,209)	163,317	96,391	2,332,320
Office supplies and other expense	4,435	4,015	6,425	10,316	394,686
Directors' fees	-	3,600	6,400	18,800	776,675
Mineral property maintenance	11,894	8,911	23,787	17,323	201,757
Depreciation	92,036	137,366	192,076	275,032	1,702,366
Reclamation and miscellaneous	2,385	5,285	2,416	6,097	131,406
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	-	(1,991)	195,290
Total operating expenses	500,492	681,523	947,682	1,200,871	20,833,826

Other (income) expense:
Gain on legal judgment	-	-	-	-	(127,387)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(1)	(1,082)	(32)	(1,216)	(286,606)
Interest expense and finance costs	13,744	32,968	16,487	82,227	1,425,269
Loss on settlement of debt	-	-	-	1,623,489	1,946,684
Loss (gain) on foreign currency translation	-	(163)	(605)	(4,673)	73,473
Total other (income) expense	13,743	31,723	15,850	1,699,827	2,533,351

Net loss	514,235	713,246	963,532	2,900,698	$ 22,683,941

Preferred dividends	6,660	2,212	11,108	12,670
Net loss available to common stockholders	$ 520,895	$ 715,458	$ 974,640	$ 2,913,368
Net loss per common share – basic and diluted	$ 0.01	$ 0.01	$ 0.01	$ 0.04

Weighted average common
shares outstanding-basic and diluted	94,639,602	70,480,400	93,882,499	66,197,203

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$ (963,532)	$ (2,900,698)	$ (22,683,941)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	192,076	278,310	1,706,036
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	-	(1,991)	2,397
Stock based compensation	16,131	23,554	1,706,965
Compensation paid with equipment	-	1,803	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold	-	36,417	561,314
Amortization of discount on notes payable in
gold for value of warrant	-	13,495	219,205
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	1,623,489	1,946,684
Accretion of ARO liability	5,286	5,082	15,450

Change in:
Prepaid expenses	(13,761)	(8,995)	(97,250)
Related party receivable	(31,759)	-	(31,759)
Other current assets	(1,586)	19,321	(80,278)
Accounts payable and accrued liabilities	109,394	281,424	370,338
Related party payable	3,610	(44,940)	63,353
Deferred compensation	-	(171,290)	-
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(684,141)	(845,019)	(15,490,964)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	(1,000)	-	(1,000)
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(55,347)	(26,589)	(2,350,843)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash used - investing activities	(56,347)	(26,589)	(2,196,643)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	255,666	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	346,577	1,981,772	12,985,161
Proceeds from notes payable in gold	-	-	1,785,037
Payments on notes payable in gold	-	-	(190,941)
Purchase of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	(116,733)	(108,420)	(926,284)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	229,844	2,129,018	17,762,656

Net increase (decrease) in cash and cash equivalents	(510,645)	1,257,410	75,049

Cash and cash equivalents, beginning of period	585,694	342,871	-
Cash and cash equivalents, end of period	$ 75,049	$ 1,600,281	$ 75,049

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Issuance of options for investment in joint venture	$ 54,300	$ -	$ 54,300
Accounts payable satisfied with equipment	$ -	$ 10,000	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ 250,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ 3,032,513	$ 3,458,794
Issuance of common stock for finders’ fees	$ -	$ 14,350	$ 149,640
Warrants issued with notes payable in gold	$ -	$ -	$ 109,228
Notes payable satisfied with gold	$ -	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ 22,083	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

At June 30, 2012, the consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer LLC. Intercompany items and transactions between companies included in the consolidation are eliminated.

Accounting for Investments in Joint Ventures

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. Goldrich has no significant control over its joint venture described in Note 3 Joint Venture, and therefore accounts for its investment using the cost method.

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. Goldrich currently has no joint venture of this nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs and deferred tax assets and related valuation allowances.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ equity (deficit).

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED

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

	June 30,	June 30,
For periods ended	2012	2011

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,870,000	3,090,000
Warrants	33,542,130	16,103,674
Total possible dilution	38,462,130	20,243,674

For the three and six-month periods ended June 30, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

Fair Value Measures

Our financial instruments consist principally of cash and equipment notes.  These instruments do not require recurring re-measurement at fair value.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.  The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2012 to fund normal operations and meet debt obligations for the next 12 months.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

2.

GOING CONCERN, CONTINUED

The Company has entered into a joint venture agreement with NyacAU, LLC which will provide approximately $6.0 million of financing to the joint venture in the form of loans and funded expenses to fund mining activities on the Company’s alluvial deposits.  Additionally, the agreement provides approximately $2.5 million of financing to Goldrich in the form of lease or purchase of capital equipment currently owned by the Company, funded exploration expenses and common stock purchases. Of this amount, $350,000 in sales of shares of the Company’s common stock was received in the quarter ending June 30, 2012.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding to the JV of loans that, subject to the timing of production, are estimated to eventually total approximately $6.0 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV, is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production. The loans will earn interest at an agreed short-term federal rate, currently 0.25%, but are effectively non-interest bearing loans as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan.

In addition to the funding of the JV, NyacAU has also agreed to lease or purchase $1.2 million of equipment currently owned by Goldrich and to advance Goldrich $950,000 at the greater of prime plus 2% or 10% interest for direct exploration drilling costs at the Company’s Chandalar property to be performed by Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($.0148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

 A summary of the NyacAU’s funding commitment is as follows:

Estimated 2012 Start-up Costs for GNP	$3,600,000
Estimated Capital Expenditures for GNP equipment	2,400,000
Estimated Lease/Purchase of Equipment from Goldrich	1,200,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	7,200,000
Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000
To Be Paid Back From Production	8,150,000
Equity Financing - Purchase of Goldrich Common Stock	350,000
Total	$8,500,000

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED

At June 30, 2012, not all of the funding provisions have been activated. The Company did not initiate a drilling program for 2012, and the $950,000 funding for the drilling costs were not advanced by NyacAU to the Company or the drilling company. In addition, NyacAU’s equipment lease/purchase from Goldrich also has not been consummated.

The manager of NyacAU, in negotiating the joint venture agreement, was granted 300,000 five-year stock options at an exercise price of $0.20 per share from Goldrich’s employee stock incentive program. The options were issued during the quarter ended June 30, 2012. The options were determined to have a fair value of $54,300 and were accounted for as an increase in our investment in the joint venture. Goldrich’s investment in the joint venture included $1,000 cash remitted to GNP to fund GNP’s bank account, for a total investment of $55,300 in the joint venture.

4.

RELATED PARTY TRANSACTIONS

GNP utilized company employees to perform certain on-site tasks at Chandalar totaling $31,759, a receivable which was reimbursed to the Company subsequent to the close of the June 30, 2012 quarter.

A total of $11,338 interest is payable at June 30, 2012 to a director of the Company in connection with the settlement of notes payable in gold settled in 2011 and $11,414 is payable to this person in connection with consulting work that he provided during the three months ended June 30, 2012. These amounts are included in related party payable.

An amount of $11,628 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2011.  This total was paid in cash during 2012, and at June 30, 2012, $11,263 had been accrued for services performed during the three months ended June 30, 2012.  This amount is included in related party payable.

A total of $28,900 had been accrued for directors’ fees at December 31, 2011.  For the six months ended June 30, 2012, an additional $6,400 has been accrued for services performed during the period, for a total of $35,300, which is included in accounts payable.

5.

NOTES PAYABLE IN GOLD

During the year ended December 31, 2011, the Company settled all notes payable in gold. After settlement, the Company had no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold.  The total loss recognized for settlement for the year ended December 31, 2011 was $1,946,684, of which $1,623,489 was recognized in the six-month period ended June 30, 2012.

6.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due June 30,
2013	$ 231,081
2014	83,624
2015 and thereafter	-
Total	$ 314,705

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

On May 3, 2012, the Company closed a private placement of its common stock as part of the joint venture agreement with NyacAU.  The private placement consisted of 2,364,864 units at a price of $0.148 per unit and resulted in net proceeds to the Company of approximately $350,000.  Each unit consists of one share of the Company’s common stock.

The following is a summary of warrants for June 30, 2012:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2011	457,518	0.65	Feb to June 2013 (5)
Warrants exercised February 18, 2011	(35,000)	0.20
Warrants expired in 2011	(122,500)
Outstanding and exercisable at December 31, 2011	300,018
Outstanding and exercisable at June 30, 2012	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	2,052,995	0.55	March to August 2013 (5)
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at December 31, 2011	659,663
Outstanding and exercisable at June 30, 2012	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2011	599,772	0.20	December 3, 2013 (5)
Outstanding and exercisable at December 31, 2011	599,772
Outstanding and exercisable at June 30, 2012	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	4,169,850	0.36	December 3 to 16, 2013 (5)
Outstanding and exercisable at December 31, 2011	4,169,850
Outstanding and exercisable at June 30, 2012	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2011	5,125,936
Outstanding and exercisable at June 30, 2012	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.40	November 21, 2016
Outstanding and exercisable at December 31, 2011	13,906,413
Outstanding and exercisable at June 30, 2012	13,906,413
Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (3)	7,317,978	0.30	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.30	November 21, 2016
Outstanding and exercisable at December 31, 2011	8,780,478
Outstanding and exercisable at June 30, 2012	8,780,478
Weighted average exercise of warrants outstanding and weighted average exercise price at June 30, 2012	33,542,130	0.29

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

Stock-Based Compensation:

During the quarter ended June 30, 2012, the Company issued 300,000 options, with a fair value of $54,300, to the manager of NyacAU as part of the JV Agreement described in Note 3 Joint Venture. There were no options issued during the six-month period ended June 30, 2011.

For the six-month period ended June 30, 2012, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

2012
Risk-free interest rate	1.75%
Expected dividend yield	--
Expected term	5 years
Expected volatility	146.6%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of option forfeitures and believes that current holders of the option will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value.

For the six-month periods ended June 30, 2012 and 2011, the Company recognized share-based compensation for employees of $16,131 and $23,554, and share-based compensation in relation to the joint-venture with NyacAU of $54,300 and $nil respectively.  There remains $6,781 of unrecognized share-based compensation to be recognized in future periods.

8.

COMMITMENTS AND CONTINGENCIES

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek.  The Small Mines permit on Little Squaw Creek restricted ground disturbance to a total maximum of ten acres and required a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. Reclamation bonding is mandatory for mines involving ground disturbances of more than five acres. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres.  The Company participates in the State Wide Bonding Pool for small miners, and has posted bonds for twenty acres of disturbance.  Consequently, the Company is currently not in compliance with its Small Mines permit for Little Squaw Creek.  The joint venture partner NyacAU, LLC, obtained the General Permit and will perform  remediation activities during the third quarter of 2012 to satisfy the Company’s compliance requirements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

9.

SUBSEQUENT EVENTS

In the operating agreement for GNP between Goldrich and NyacAU described in Note 3 Joint Venture, NyacAU was granted an option to lend GNP $250,000 to purchase the 2% royalty interest payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property from Jumbo Basin Corporation. On August 13, 2012, GNP purchased the royalty interest. The loan to GNP from NyacAU for the royalty carries interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of future production. Goldrich will also have the exclusive right to purchase the royalty from GNP at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

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

The Chandalar mining district lies north of the Arctic Circle at latitude 67°30'. The district is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of Coldfoot. The center of the district is approximately 70 miles north of the Arctic Circle. Access to our Chandalar mining camp at Squaw Lake is either by aircraft from Fairbanks, or during the winter season via a 100-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

For a complete map and description of the access & geography of Chandalar please see our Form 10-K for the year ended December 31, 2011.

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 22,858 acres (approximately 35.7 square miles), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to secure most of the known gold bearing zones occurring within an area approximately five miles by eight miles.

For a complete map and description of the Chandalar mining claims please see our Form 10-K for the year ended December 31, 2011.

Chandalar Geology and Mineralization

Different types of gold mineralization are present at Chandalar.  The Chandalar district has a history of prior production, but there has been only intermittent production over the years.  Past production has been derived from narrow gold bearing quartz veins as well as alluvial or placer deposits in the principle drainages.

In 2007, we partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known aggradational alluvial (or placer) gold deposit in Alaska, although many exist in Siberia. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques permitting economies of scale. In contrast gold distribution tends to be erratic and highly variable in bedrock placer gold deposits.

In addition to the placer deposits, finely disseminated gold occurs associated with sulfides within a carbon-rich metamorphosed sedimentary host rock (Mikado phyllite).  The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration, which is believed to have remobilized gold within the original carbonaceous sediments into axial fold structures, faults and quartz veins.  The mineralization is considered to be orogenic, which means that the mineralization was formed by forces and events associated with severe structural deformation of the Earth’s crust due to the engagement of tectonic plates.

For a complete map and technical description of the Chandalar mining district and our hard rock prospects and alluvial deposits, as well as our properties’ geology and mineralization, please see our Form 10-K for the year ended December 31, 2011.

Since 2003, $2.468 million of qualifying assessment work has been accomplished excluding infrastructure, capital equipment, transport cost, and office support. Three drill programs account for a significant portion of the exploration expenditures:

•

7,763-foot, reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006

•

15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007

•

14,444-foot 25-hole diamond drill program in 2011 focused on the hard rock disseminated target

We have also geologically mapped about 40 identified prospect areas; collected and analyzed  approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples completed a trenching program of 45 trenches aggregating of 5,937 feet was of which 4,954 feet exposed bedrock and collected of about 550 trench-wall channel samples. We have completed ground magnetometer survey grids of 15 prospect areas  totaling 28 miles line-mines, and a detailed aeromagnetic survey. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

In addition to drilling, the 2011 Chandalar gold exploration program included a grid soil sampling survey consisting of 1,153 samples for multi-element analyses. The airborne magnetometer program was flown along lines spaced 330 feet (100 meters) apart for 750 line miles (1,246 line kilometers) by Fugro Geophysical, generating the total magnetic field strength map for the entire Chandalar property. The Company’s geological field crews did the reconnaissance grid soil sample program, taking the samples on a 330 foot (100 meters) by 1,300 foot (400 meter) or larger grid that covers about 11 square miles (about 28 sq. km), or about half the Chandalar property. The samples were then assayed for gold and other elements with the gold plotted in parts per billion (ppb) on the map. Geologic evaluation of the large amount of data generated by these surveys is ongoing with the purpose of better delineating known drilling targets and outlining new ones.

For a complete description of prior years’ exploration activities, and the interpretations of exploration and drilling activities please see our Form 10-K for the years ended December 31, 2011, 2010 and previous years.

2012 Exploration and Mining Plans

Due to lack of funding to complete a full core drilling program during 2012, we deferred exploration activities until 2013. We then plan to continue our drilling plan, which we began in 2011, modified to reflect data acquired in the 2011 field season.  Our principal exploration target is the newly identified hard-rock stratabound gold target.  The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long. We believe the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district was derived from the erosion of this schist. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

Additionally, as described below in Joint Venture, we have signed an agreement with NyacAU to form a joint venture for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property.  The agreement provides financing for approximately $8.5 million for bringing the alluvial deposit on Little Squaw Creek into production as well as partially financing the drilling activities of our exploration program.

Preparation for mining began in June 2012.  Early production is anticipated to begin in mid-August 2012, with full production estimated to begin by June 2013. Eventual production of approximately 10,000 ounces of fine gold per season is anticipated, but this could be significantly increased if a second gold recovery plant is placed in production. Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years and believes this may also be significantly extended with additional drilling.

Joint Venture Agreement

 On May 7, 2012 we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. Under the terms of the joint venture agreement (the “Agreement”), NyacAU will provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $8.5 million. The loans are to be repaid from future production.

As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. The agreement covers production from all placers on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

NyacAU’s funding includes an effectively non-interest bearing loans to the JV, sufficient in amount to bring the placers at Chandalar into commercial production. This amount is currently estimated to total $7.2 million, subject to timing of production, consisting of approximately $3.6 million for start-up costs, $2.4 million for capital expenditures for mining equipment as well as $1.2 million for lease/purchase payments of mining equipment to Goldrich. The loans will earn interest at the applicable short-term federal rate, currently 0.25%, but is effectively a non-interest bearing loan as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan. NyacAU has also agreed to advance Goldrich $0.95 million at the greater of prime plus 2% or 10% interest for direct drilling costs with Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The balance of the funding package, $0.35 million, was provided by an equity financing for the purchase of common stock from Goldrich.

We did not initiate a drilling program for 2012, and the $950,000 funding for the drilling costs were not advanced to us or the drilling company. The $350,000 of equity financing was completed, resulting in issuance of 2,364,864 shares of common stock at a price of $0.148 per share, the 90-day weighted volume average price of Goldrich stock on the last business day proceeding the signing of the definitive documents for the JV agreement.

A summary of the financing package is as follows:

Estimated 2012 Start-up Costs	$3,600,000
Estimated Capital Expenditures	2,400,000
Estimated Lease/Purchase of Equipment from Goldrich	1,200,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	7,200,000
Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000
To Be Paid Back From Production	8,150,000

Equity Financing - Purchase of Common Stock	350,000
Total	$8,500,000

The total amount financed by NyacAU will be affected by timing of payback from production. The JV will commence payments to NyacAU as soon as production begins. Preparation for mining began in June 2012.

In addition to the funding noted above, NyacAU had the option to lend the JV $0.25 million to purchase a 2% royalty that is currently on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich. The option to purchase the royalty was exercised on August 13, 2012, and the 2% royalty was purchased for the contracted $0.25 million. NyacAU exercised the option in anticipation of beginning early production in mid-August this year. Full-scale commercial production is expected to begin by June 2013.

 The Company estimates eventual production of approximately 10,000 ounces of fine gold per season, but this could be significantly increased if a second gold recovery plant is placed in service. Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer deposit to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years. The placer deposit is open to drilling in three directions and Goldrich believes the mine life may be significantly extended with additional drilling.

Goldrich’s primary asset is the hard-rock exploration target at Chandalar and the terms of the Agreement ensure Goldrich will retain access to all of its properties for exploration purposes. The JV entered into a lease of the mining rights to placer gold on Goldrich’s Chandalar properties, but a formula is provided for Goldrich to purchase back these rights if the property is needed for hard-rock mining or to the extent hard-rock exploration significantly interferes with placer mining.

NyacAU, LLC is owned by the family of Dr. J. Michael James, which is also the owner of Nyac Gold LLC, one of the largest producers of placer gold in Alaska. Dr. James is a fourth-generation Alaskan whose family has roots in mining in the State going back to the early 1900’s. In addition to his mining interests, Dr. James is a respected physician and member of the business community in Anchorage. As part of his services as manager of NyacAU, Dr. James was granted 300,000 five-year stock options at an exercise price of $0.20 per share from Goldrich’s employee stock incentive program. The options were issued during the quarter ended June 30, 2012, with the $54,300 fair value of the options accounted for as an increase in our investment in the joint venture.

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2012 and beyond. We anticipate that we will incur the following expenses over the next 12 months as of June 30, 2012:

1.

$375,000 for payment of third-party debt obligations, primarily for equipment loans; and

2.

$636,000 for general operating expenses

The $8.5 million financing described above in Joint Venture included $950,000 for the 2012 exploration program and general operating costs in the form of financed drilling costs, which were deferred until 2013 due to lack of funds to fully execute the planned drill program in 2012. The financing also included cash proceeds of $350,000 from the sale of common shares. We anticipate we will need to raise approximately $1.2 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, debt obligations and general working capital requirements.  The Company plans to raise the financing through debt and/or equity placements.  Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2011 and the first two quarters of 2012, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the six-month period ended June 30, 2012, we incurred losses and negative cash flows from operating activities for the period then ended, and at June 30, 2012, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

With the exception of gold sales revenue in 2009 and 2010, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or to attain profitability in a gold extraction operation as anticipated by the formation of a joint venture as described in Joint Venture above. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. We have sufficient cash to fund our administrative operations until approximately August of 2012.

On June 30, 2012 we had total liabilities of $1,050,708 and total assets of $2,792,910. This compares to total liabilities of $1,049,152 and total assets of $3,337,877 on December 31, 2011. As of June 30, 2012, the Company’s liabilities consist of $319,568 for environmental remediation and asset retirement obligations, $314,705 in equipment notes payable, $360,337 of trade payables and accrued liabilities, $34,015 due to related parties, and $22,083 for dividends payable. Of these liabilities, $647,516 is due within 12 months, including $231,081 in the current portion of equipment notes payable. The increase in liabilities compared to December 31, 2011 is largely due to an increase in accounts payable and accrued liability resulting from the ramping up of activities in preparation for a limited 2012 exploration program, offset by a decrease resulting from scheduled payments on equipment notes. The decrease in total assets was due to reduced cash resulting from general and administrative expenses concurrent, supplemented by $350,000 cash proceeds from the sale of equities, and capitalized prepaid insurance payments, and reduced by depreciation taken against capital equipment during the six-month period ended June 30, 2012.

On June 30, 2012 we had negative working capital of $363,180 and stockholders’ equity of $1,742,202 compared to working capital of $206,570 and stockholders’ equity of $2,288,725 for the year ended December 31, 2011.

During the six months ended June 30, 2012, we used cash from operating activities of $684,141 compared to $845,019 for the same period of 2011. A significant adjustment to net loss from operations to arrive at net cash used in operations for the six-month period ended June 30, 2011 was the non-cash loss of $1,623,489 arising from the satisfaction of notes payable in gold, which did not recur in 2012. We had no gold sales revenue in the comparative periods ended June 30, 2012 and 2011. However, as a result of the joint venture mining agreement we signed during the June 2012 quarter, we believe gold revenues can increase in future years in profitable mining operations, as executed by our joint venture partner. As we reach profitable levels of production, we may be able to fund some portion of our exploration and mining activities from internal sources. As of June 30, 2012, we had accumulated approximately $19.3 million in federal and state net operating losses, which may enable us to generate approximately $19.3 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2012 through 2031.

During the six-month period ended June 30, 2012, we used cash of $56,347 in investing activities, compared to $26,589 used in the six-month period ended June 30, 2011, each total representing purchases of equipment.

During the six-month period ended June 30, 2012, cash of $229,844 was provided by financing activities, compared to $2,129,018 for the six-month period ended June 30, 2011. Payments on capital equipment notes payable for the most recent six-month period were $116,733, compared to $108,420 for the comparable six-month period of 2011. Cash provided during the six-month period ended June 30, 2012, consisting of $346,577 cash proceeds from issuance of common stock, compared to cash of $1,981,772 raised through the issuance of common stock and warrants and $255,666 raised through the exercise of warrants.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of the Company’s securities made during the six months ended June 30, 2012.

Subsequent Events

On August 13, 2012, the Company reported that Goldrich NyacAU Placer, LLC (“GNP”), a 50/50 joint-venture company formed by Goldrich and NyacAU, LLC (“NyacAU”) has purchased a 2% royalty interest payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation..

In the operating agreement for GNP between Goldrich and NyacAU, NyacAU was granted an option to lend GNP $250,000 to purchase the royalty. NyacAU exercised the option in anticipation of beginning early production in mid-August this year. Full-scale commercial production is expected to begin by June 2013. The Company estimates eventual production of approximately 10,000 ounces of fine gold per season, but this could be significantly increased if a second gold recovery plant is placed in service. Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. However, based on drilling of the placer deposit to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years. The placer deposit is open to drilling in three directions and Goldrich believes the mine life may be significantly extended with additional drilling.

The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production. Goldrich will also have the exclusive right to purchase the royalty at any time from GNP. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

We use the cost method of accounting for our investment in a joint venture. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed below, there have been no material developments or rulings during the period ended June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Private Placement:

On May 3, 2012, the Company closed a private placement of its common stock as part of the joint venture agreement with NyacAU.  The private placement consisted of 2,364,864 shares at a price of $0.148 per share and resulted in net proceeds to the Company of approximately $350,000.

The shares were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2012, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)*	XBRL Instance Document
101.SCH(1)*	XBRL Taxonomy Extension Schema Document
101.CAL(1)*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)*	XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment.

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

Date:  August 20, 2012

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2012

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer