Form 10-Q
period 2012-09-30
GOLDRICH MINING CO
filed 2012-11-19
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2012:     95,506,719

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

22

Item 1A.  Risk Factors

22

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

22

Item 3.  Defaults upon Senior Securities

22

Item 4.  Mine Safety Disclosure

22

Item 5.  Other Information

22

Item 6.  Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 15,104	$ 585,694
Prepaid expenses	114,537	83,489
Other current assets	79,289	78,692
Total current assets	208,930	747,875

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,749,279	1,978,730
Mining properties and claims	611,272	611,272
Total property, plant, equipment and mining claims	2,360,551	2,590,002

Other assets:
Investment in joint venture	55,300	-
Total other assets	55,300	-
Total assets	$ 2,624,781	$ 3,337,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 424,651	$ 250,944
Related party payable	108,322	30,405
Deposit on equipment sale or lease	35,000	-
Dividend payable on preferred stock	22,083	22,083
Current portion of equipment notes payable	242,383	237,873
Total current liabilities	832,439	541,305

Long-term liabilities:
Equipment notes payable	76,706	193,565
Remediation liability and asset retirement obligation	322,211	314,282
Total long-term liabilities	398,917	507,847
Total liabilities	1,231,356	1,049,152

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock; no par value, 9,000,000 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 95,506,719 and 93,141,855 issued and outstanding, respectively	9,550,672	9,314,185
Additional paid-in capital	14,692,570	14,519,949
Deficit accumulated during the exploration stage	(23,024,817)	(21,720,409)
Total stockholders’ equity	1,393,425	2,288,725
Total liabilities and stockholders' equity	$ 2,624,781	$ 3,337,877

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2012	2011	2012	2011	2012
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	-	-	1,034,573
Exploration expense	48,626	1,871,800	422,713	2,431,668	8,714,518
Management fees and salaries	53,619	72,279	171,488	227,740	3,398,125
Professional services	44,282	19,778	105,587	83,351	2,020,065
Other general and admin expense	73,218	55,285	236,535	151,677	2,405,539
Office supplies and other expense	2,977	3,238	9,402	13,555	397,663
Directors' fees	1,800	3,000	8,200	21,800	778,475
Mineral property maintenance	14,482	8,499	38,269	25,821	216,238
Depreciation	92,723	139,933	284,799	414,964	1,795,089
Reclamation and miscellaneous	2,677	440	5,093	6,537	134,083
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	-	(1,991)	195,290
Total operating expenses	334,404	2,174,252	1,282,086	3,375,122	21,168,230

Other (income) expense:
Gain on legal judgment	-	-	-	-	(127,387)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(1)	(1,111)	(33)	(2,327)	(286,607)
Interest expense and finance costs	6,473	87,373	22,960	169,601	1,431,742
Loss on settlement of debt	-	323,195	-	1,946,684	1,946,684
Loss (gain) on foreign currency translation	-	1,340	(605)	(3,333)	73,473
Total other (income) expense	6,472	410,797	22,322	2,110,625	2,539,823

Net loss	340,876	2,585,049	1,304,408	5,485,747	$ 23,024,817

Preferred dividends	8,895	2,236	20,003	14,906
Net loss available to common stockholders	$ 349,771	$ 2,587,285	$ 1,324,411	$ 5,500,653
Net loss per common share – basic and diluted	$ 0.01	$ 0.03	$ 0.01	$ 0.08

Weighted average common
shares outstanding-basic and diluted	95,506,719	86,217,360	94,427,858	72,908,899

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$ (1,304,408)	$ (5,485,747)	$ (23,024,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	284,799	418,252	1,798,759
Loss on disposal of mining property	-	-	196,276
Loss (gain) on sale of equipment	-	(1,991)	2,397
Stock based compensation	8,371	35,527	1,699,205
Compensation paid with equipment	-	1,803	1,803
Common stock issued for interest	-	-	196,110
Amortization of discount on notes payable in gold	-	64,858	561,314
Amortization of discount on notes payable in
gold for value of warrant	-	15,538	219,205
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	1,946,684	1,946,684
Accretion of ARO liability	7,929	7,623	18,093

Change in:
Prepaid expenses	(31,048)	(127,820)	(114,538)
Other current assets	(597)	12,282	(79,289)
Accounts payable and accrued liabilities	173,707	939,153	434,651
Related party payable	77,917	(487,393)	137,660
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(783,330)	(2,661,231)	(15,590,154)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	(1,000)	-	(1,000)
Proceeds from the sale of equipment	-	-	64,624
Proceeds from deposit on sale or lease of equipment	35,000	-	35,000
Purchases of equipment, and unrecovered
promotional and exploratory costs	(55,347)	(81,069)	(2,350,842)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(31,276)	(536,366)
Net cash used - investing activities	(21,347)	(112,345)	(2,161,642)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 100,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	255,666	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	346,436	4,362,704	12,985,020
Proceeds from notes payable in gold	-	-	1,785,037
Payments on notes payable in gold	-	(190,941)	(190,941)
Purchase of gold to satisfy notes payable in gold	-	(358,641)	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	(112,349)	(164,148)	(921,899)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	234,087	3,904,640	17,766,900

Net increase (decrease) in cash and cash equivalents	(570,590)	1,131,064	15,104

Cash and cash equivalents, beginning of period	585,694	342,871	-
Cash and cash equivalents, end of period	$ 15,104	$ 1,473,935	$ 15,104

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Issuance of options for investment in joint venture	$ 54,300	$ -	$ 54,300
Accounts payable satisfied with equipment	$ -	$ 10,000	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ 250,000	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ 3,458,794	$ 3,458,794
Issuance of common stock for finders’ fees	$ -	$ 14,640	$ 149,640
Warrants issued with notes payable in gold	$ -	$ -	$ 109,228
Notes payable satisfied with gold	$ -	$ 358,641	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ 22,083	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

At September 30, 2012, the consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer LLC. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. Goldrich currently has no joint venture of this nature.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED

Net Loss Per Share

Basic Earnings Per Share (“EPS”) is computed as net income available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. The dilutive effect of vested convertible and exercisable securities would be:

	September 30,	September 30,
For periods ended	2012	2011
Convertible preferred stock	1,050,000	1,050,000
Stock options	3,670,000	3,090,000
Warrants	33,542,130	30,739,630
Total possible dilution	38,262,130	34,879,630

For the three and nine-month periods ended September 30, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive, therefore only Basic EPS is presented.

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

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at September 30, 2012 to fund normal operations and meet debt obligations for the next 12 months.

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

On November 5, 2012, The Company reported Goldrich NyacAU Placer, LLC, a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, has successfully completed the work necessary to begin production at Goldrich’s Alaskan Chandalar Property at the start of the 2013 field season.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

2.

GOING CONCERN, CONTINUED

The joint venture agreement provides approximately $900,000 of financing to Goldrich in the form of purchase or lease of capital equipment currently owned by the Company. The Company received a $35,000 cash deposit toward this financing during the quarter ended September 30, 2012.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding package of loans and equity to the JV that, subject to the timing of production, are estimated to eventually total approximately $10.45 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production. The loans will earn interest at an agreed short-term federal rate, currently 0.25%, but are effectively non-interest bearing loans as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan.

NyacAU has also agreed to lease or purchase $1.2 million of equipment currently owned by Goldrich at a discount, netting $900,000 to the Company, and to advance Goldrich $950,000 at the greater of prime plus 2% or 10% interest for direct exploration drilling costs at the Company’s Chandalar property to be performed by Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

In addition to the funding noted above, NyacAU had the option to lend the JV $0.25 million to purchase an existing 2% royalty agreement on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich. The JV exercised the option to purchase the royalty on August 13, 2012, and the 2% royalty was purchased for the contracted $0.25 million, funded by the loan from NyacAU.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED

A summary of funding provided by or estimated to be funded by NyacAU is as follows:

Estimated 2012 Start-up Costs for GNP	$5,000,000
Estimated Capital Expenditures for of NyacAU affiliate(1)	3,000,000
Estimated Loan to Purchase or Lease Equipment from Goldrich(1)	900,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	8,900,000
Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000
Loan to GNP to Purchase 2% Royalty Interest	250,000
To Be Paid Back to NyacAU From Production	10,100,000
Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012)	350,000
Total	$10,450,000

(1) Equipment will be leased to GNP by a NyacAU affiliate over a five year term. The NyacAU affiliate has paid a deposit to purchase certain mining equipment from Goldrich for $900,000 but the transaction has not been finalized.

The timing of repayment of the amount to be paid back from production will be affected by timing of gold production by the joint venture. The JV will commence payments to NyacAU as soon as production begins.

At September 30, 2012, not all of the funding provisions have been activated. The Company did not initiate a drilling program for 2012, and the $950,000 funding for the drilling costs were not advanced by NyacAU to the Company or the drilling company. In addition, NyacAU’s loan to GNP and the associated equipment lease/purchase from Goldrich has not been consummated.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS

During the three and nine-month periods ended September 30, 2012, the Company’s President and Chief Executive Officer (“CEO”) elected to defer his salary until the Company has sufficient cash reserves to pay it. A total of $35,000 of salary has been deferred.  The Company also owes this officer $35,465 for expenses paid during the quarter ended September 30, 2012, under normal expense reimbursement procedures. These amounts are included in related party payable.

A total of $11,338 interest is payable at September 30, 2012 to a director of the Company in connection with the settlement of notes payable in gold settled in 2011 and $0 and $11,414, respectively, is payable to this person in connection with consulting work that he provided during the three and nine months ended September 30, 2012. These amounts are included in related party payable.

An amount of $11,628 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2011. This total was paid in cash during 2012, and at September 30, 2012, $15,106 had been accrued for services performed entirely during the three months ended September 30, 2012. This amount is included in related party payable.

A total of $28,900 had been accrued for directors’ fees at December 31, 2011. For the three and nine months ended September 30, 2012, an additional $1,800 and $8,200, respectively, has been accrued for services performed during the period, for a total of $37,100, which is included in accounts payable.

5.

NOTES PAYABLE IN GOLD

During the year ended December 31, 2011, the Company settled all notes payable in gold. After settlement, the Company had no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold. The total loss recognized for settlement for the year ended December 31, 2011 was $1,946,684, of which $1,623,489 was recognized in the nine-month period ended September 30, 2011.

6.

EQUIPMENT NOTES PAYABLE

The principal amounts of the equipment notes due over coming years are as follows:

Year	Principal Due September 30,
2013	$ 242,383
2014	76,706
2015 and thereafter	-
Total	$ 319,089

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

The following is a summary of warrants for September 30, 2012:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2011	457,518	0.65	Feb to June 2013 (5)
Warrants exercised February 18, 2011	(35,000)	0.20
Warrants expired in 2011	(122,500)
Outstanding and exercisable at December 31, 2011	300,018
Outstanding and exercisable at September 30, 2012	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	2,052,995	0.55	March to August 2013 (5)
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at December 31, 2011	659,663
Outstanding and exercisable at September 30, 2012	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2011	599,772	0.20	December 3, 2013 (5)
Outstanding and exercisable at December 31, 2011	599,772
Outstanding and exercisable at September 30, 2012	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	4,169,850	0.36	December 3 to 16, 2013 (5)
Outstanding and exercisable at December 31, 2011	4,169,850
Outstanding and exercisable at September 30, 2012	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2011	5,125,936
Outstanding and exercisable at September 30, 2012	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.40	November 21, 2016
Outstanding and exercisable at December 31, 2011	13,906,413
Outstanding and exercisable at September 30, 2012	13,906,413
Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (3)	7,317,978	0.30	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.30	November 21, 2016
Outstanding and exercisable at December 31, 2011	8,780,478
Outstanding and exercisable at September 30, 2012	8,780,478
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2012	33,542,130	0.29

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

Stock-Based Compensation:

During the quarter ended June 30, 2012, the Company issued 300,000 options, with a fair value of $54,300, to the manager of NyacAU as part of the JV Agreement described in Note 3 Joint Venture. There were no other options issued during the nine-month period ended September 30, 2012.

For the nine-month period ended September 30, 2012, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

2012
Risk-free interest rate	1.75%
Expected dividend yield	--
Expected term	5 years
Expected volatility	146.6%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is from the date of the grant. The expected volatility is based on historical volatility. The Company evaluated previous low occurrences of option forfeitures and, at the most recent computations of fair valued, believed that current holders of the option would hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. In light of the subsequent forfeiture in 2012 of 200,000 options by one holder, the Company’s future fair value computations may include a forfeiture variable.

For the nine-month periods ended September 30, 2012 and 2011, the Company recognized share-based compensation for employees of $8,371 and $35,527, and share-based compensation in relation to the joint-venture with NyacAU of $54,300 and $nil respectively. One holder forfeited 200,000 stock options as a result of termination of employment during the nine months ended September 30, 2012.

8.

COMMITMENTS AND CONTINGENCIES

During 2009 and 2010 the Company engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit on Little Squaw Creek restricted ground disturbance to a total maximum of ten acres and required a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. The Company’s mining operations, including all associated infrastructures, have to-date disturbed approximately forty-six acres. The joint venture partner NyacAU, LLC, obtained the General Permit and performed remediation activities during the third quarter of 2012 to satisfy the Company’s compliance requirements.

9.

SUBSEQUENT EVENTS

Subsequent to September 30, 2012, we received additional cash deposits totaling $78,475 toward the sale or lease of capital equipment currently owned by us, bringing total deposits to $113,475. The Company expects to complete this agreement prior to the end of 2012 to provide approximately $900,000 of financing to Goldrich through the sale or lease of equipment with a net book value of approximately $1,200,000 as described in Note 3, Joint Venture.

Subsequent to September 30, 2012, the Chief Executive Officer loaned cash totaling $25,000 to the Company to make payments on certain accounts payable pending the consummation of the sale or lease of assets described above.

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

Chandalar Geology and Mineralization

Different types of gold mineralization are present at Chandalar. The Chandalar district has a history of prior production, but there has been only intermittent production over the years. Past production has been derived from narrow gold bearing quartz veins as well as alluvial or placer deposits in the principal drainages.

In 2007, we partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such aggradational alluvial (or placer) gold deposit that we are aware of in Alaska, although many exist in Siberia. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels and silt in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques permitting economies of scale. In contrast gold distribution tends to be erratic and highly variable in bedrock placer gold deposits.

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

In addition to drilling, the 2011 Chandalar gold exploration program included a grid soil sampling survey consisting of 1,153 samples for multi-element analyses. The airborne magnetometer program was flown along lines spaced 330 feet (100 meters) apart for 750 line miles (1,246 line kilometers) by Fugro Geophysical, generating the total magnetic field strength map for the entire Chandalar property. The Company’s geological field crews did the reconnaissance grid soil sample program, taking the samples on a 330 foot (100 meters) by 1,300 foot (400 meter) or larger grid that covers about 11 square miles (about 28 sq. km), or about half the Chandalar property. The samples were then assayed for gold and other elements with the gold plotted in parts per billion (ppb) on the topographic and geologic maps. Geologic evaluation of the large amount of data generated by these surveys is ongoing with the purpose of better delineating known drilling targets and outlining new ones.

Goldrich has not defined a mineral reserve according to SEC Industry Guide 7 criteria. For a complete description of prior years’ exploration activities, and the interpretations of exploration and drilling activities please see our Form 10-K for the years ended December 31, 2011, 2010 and previous years.

2012 Exploration and Mining Preparations

Due to lack of funding to complete a full core drilling program during 2012, we deferred exploration activities. Subject to obtaining financing, we plan to continue our drilling plan, which we began in 2011, modified to reflect data acquired in the 2011 field season. Our principal exploration target is the newly identified hard-rock stratabound gold target. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long. We believe the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district was derived from the erosion of this schist. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

Additionally, as described below in Joint Venture Agreement, we have signed an agreement with NyacAU to form a joint venture for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property. Funding provided by or estimated to be provided by the agreement is approximately $10.45 million for bringing the alluvial deposit on Little Squaw Creek into production as well as partially financing the drilling activities of our hard-rock exploration program.

On November 5, 2012, we issued a news release to report that the joint venture has successfully completed the work necessary to begin production at our Chandalar Property at the start of the 2013 field season. The production goal for 2013 is 8,500 ounces of fine gold and approximately 10,000 ounces per season thereafter. Total production could substantially increase if a second gold recovery plant is installed in the future. Goldrich forecasts that cash production costs for 2013 will be less than $700 per ounce of gold.

Work completed in the 2012 work season included stockpiling topsoil for future mining reclamation, stripping of overburden, building a closed recirculating water pond system to minimize water usage and protect the environment, and constructing an alluvial gold recovery plant. In addition to gold recovery, the plant has been designed to produce and stockpile sand and washed gravel for upgrading and construction of roads, airstrip and other assets on site.

For 2013, gold production is expected to take place approximately from mid-June through mid-September, subject to weather. The existing winter trail route will be prepared for use in February and March 2013 to bring in additional heavy equipment and supplies. Continued stripping of overburden and stockpiling of placer pay gravels is planned to begin in May 2013. All costs up to commercial production are required to be funded by NyacAU and will be paid back from cash flow from gold production.

Joint Venture Agreement

On May 7, 2012 we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. Under the terms of the joint venture agreement (the “Agreement”), NyacAU will provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $10.45 million. The loans are to be repaid from future production.

As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer deposits, with NyacAU acting as managing partner. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. The agreement covers production from all placer deposits on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

NyacAU’s funding includes effectively non-interest bearing loans to the JV, sufficient in amount to bring the placers at Chandalar into commercial production. This amount is currently estimated to total $8.9 million, subject to timing of production, consisting of approximately $5.0 million for start-up costs, $3.0 million for capital expenditures for mining equipment as well as $0.9 million for lease/purchase payments of mining equipment to Goldrich. The loans will earn interest at the applicable short-term federal rate, currently 0.25%, but are effectively non-interest bearing loans as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan.

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

In addition to the funding noted above, NyacAU had the option to lend the JV $0.25 million to purchase an existing 2% royalty agreement on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich. The JV exercised the option to purchase the royalty on August 13, 2012, and the 2% royalty was purchased for the contracted $0.25 million, funded by the loan from NyacAU.

A summary of funding provided by or estimated to be funded by NyacAU is as follows:

Estimated 2012 Start-up Costs for GNP	$5,000,000
Estimated Capital Expenditures for Equipment of NyacAU affiliate(1)	3,000,000
Estimated Loan to Purchase or Lease Equipment from Goldrich(1)	900,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	8,900,000
Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000
Loan to GNP to Purchase 2% Royalty Interest	250,000
To Be Paid Back to NyacAU From Production	10,100,000
Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012)	350,000
Total	$10,450,000

(1) Equipment will be leased to GNP by a NyacAU affiliate over five years. The NyacAU affiliate has paid a deposit to purchase certain mining equipment from Goldrich for $900,000 but the transaction has not been finalized.

The timing of repayment of the amount to be paid back from production will be affected by timing of gold production by the joint venture. The JV will commence payments to NyacAU as soon as production begins.

Goldrich’s primary exploration asset is the hard-rock exploration target at Chandalar and the terms of the Agreement ensure Goldrich will retain access to all of its properties for exploration purposes. The JV entered into a lease of the mining rights to placer gold on Goldrich’s Chandalar properties, but a formula is provided for Goldrich to purchase back these rights if the property is needed for hard-rock mining or to the extent hard-rock exploration significantly interferes with placer mining.

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

Financial Condition and Liquidity

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2012 and beyond. We anticipate that we will incur the following expenses over the next 12 months as of September 30, 2012:

1.

$375,000 for payment of third-party debt obligations, primarily for equipment loans; and

2.

$636,000 for general operating expenses

The $10.45 million financing described above in Joint Venture included $950,000 for the 2012 exploration program and general operating costs in the form of financed drilling costs. The exploration program, including this funding, was deferred due to lack of funds to fully execute the planned drill program in 2012. The financing also included cash proceeds of $350,000 from the sale of common shares, which we received in the second quarter of 2012. We anticipate we will need to raise approximately $1.2 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, debt obligations and general working capital requirements. The Company plans to raise the financing through the sale of equipment and debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2011 and the first three quarters of 2012, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the nine-month period ended September 30, 2012, we incurred losses and negative cash flows from operating activities for the period then ended, and at September 30, 2012, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

On August 13, 2012, the Company reported that GNP purchased a 2% royalty interest payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation.

In the operating agreement for GNP between Goldrich and NyacAU, NyacAU was granted an option to lend GNP $250,000 to purchase the royalty. NyacAU exercised the option to provide the financing to purchase the option in 2012 in anticipation of beginning full  commercial production by June 2013. Based on drilling of the placer deposit to date and the anticipated production rate, Goldrich estimates the mine life will be approximately 25 years. The placer deposit is open to drilling in three directions and Goldrich believes the mine life may be significantly extended with additional drilling.

The loan from NyacAU to GNP for the royalty carries interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production. Goldrich will also have the exclusive right to purchase the royalty at any time from GNP. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

On September 30, 2012 we had total liabilities of $1,231,356 and total assets of $2,624,781. This compares to total liabilities of $1,049,152 and total assets of $3,337,877 on December 31, 2011. As of September 30, 2012, the Company’s liabilities consist of $322,211 for environmental remediation and asset retirement obligations, $319,089 in equipment notes payable, $424,651 of trade payables and accrued liabilities, $108,322 due to related parties, $35,000 advanced payment on equipment lease, and $22,083 for dividends payable. Of these liabilities, $832,439 is due within 12 months, including $242,383 in the current portion of equipment notes payable. The increase in liabilities compared to December 31, 2011 is largely due to an increase in accounts payable and accrued liability resulting from the ramping up of activities in preparation for a limited 2012 exploration program, offset by a decrease resulting from scheduled payments on equipment notes. The decrease in total assets was due to reduced cash resulting from general and administrative expenses, supplemented by $350,000 cash proceeds from the sale of equities, and capitalized prepaid insurance payments, and reduced by depreciation taken against capital equipment during the nine-month period ended September 30, 2012.

On September 30, 2012 we had negative working capital of $623,509 and stockholders’ equity of $1,393,425 compared to working capital of $206,570 and stockholders’ equity of $2,288,725 for the year ended December 31, 2011.

During the nine months ended September 30, 2012, we used cash from operating activities of $783,330 compared to $2,661,231 for the same period of 2011. A significant adjustment to net loss from operations to arrive at net cash used in operations for the nine-month period ended September 30, 2011 was the non-cash loss of $1,623,489 arising from the satisfaction of notes payable in gold, which did not recur in 2012. We had no gold sales revenue in the comparative periods ended September 30, 2012 and 2011. However, as a result of the joint venture mining agreement we signed during the June 2012 quarter, we believe gold revenues can increase in future years in profitable mining operations, as executed by our joint venture partner. If we reach profitable levels of production, we may be able to fund some portion of our exploration and mining activities from internal sources. As of September 30, 2012, we had accumulated approximately $20.6 million in federal and state net operating losses, which may enable us to generate approximately $20.6 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2012 through 2031.

During the nine-month period ended September 30, 2012, we used cash of $21,347 in investing activities, compared to $112,345 used in the nine-month period ended September 30, 2011, each total representing purchases of equipment, with cash of 35,000 provided by a deposit against the sale or lease of equipment in the 2012 period.

During the nine-month period ended September 30, 2012, cash of $234,087 was provided by financing activities, compared to $3,904,640 for the nine-month period ended September 30, 2011. Payments on capital equipment notes payable for the most recent nine-month period were $112,349, compared to $164,148 for the comparable nine-month period of 2011. Cash provided during the nine-month period ended September 30, 2012, consisting of $346,436 cash proceeds from issuance of common stock, compared to cash of $4,362,704 raised through the issuance of common stock and warrants and $255,666 raised through the exercise of warrants.

Private Placement Offerings

See Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for details of private placements of the Company’s securities made during the nine months ended September 30, 2012.

Subsequent Events

Subsequent to September 30, 2012, we received additional cash deposits totaling $78,475 toward the sale or lease of capital equipment currently owned by us, bringing total deposits to $113,475. The Company expects to complete this agreement prior to the end of 2012 to provide approximately $900,000 of financing to Goldrich through the sale or lease of equipment with a net book value of approximately $1,200,000 as described above in Joint Venture Agreement.

Subsequent to September 30, 2012, the Chief Executive Officer loaned cash totaling $25,000 to the Company to make payments on certain accounts payable pending the consummation of the sale or lease of assets described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

We use the cost method of accounting for our investment in a joint venture. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On September 28, 2012, the Alaska Supreme Court, in a unanimous decision, ruled in favor of Goldrich in its lawsuit against Gold Dust, Inc. and Delmer and Gail Ackels. The Alaska Supreme Court ruling upheld all major issues in a previous ruling by the Superior Court of the State of Alaska that, amongst other things, awarded 20 mining claims to Goldrich that had been staked by Gold Dust and required Gold Dust to move off of mining claims held by Goldrich. This ruling closes the open appeals issues previously made by the Ackels.

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

The shares were issued to an “accredited investor” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2012, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 16, 2012

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2012

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer