Form 10-K
period 2012-12-31
GOLDRICH MINING CO
filed 2013-04-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 12,557,538 as of June 30, 2012

The number of shares of the Registrant’s Common Stock outstanding as of April 15, 2013 was 95,506,719.

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

METAMORPHIC ROCKS: Rocks that have undergone a change in texture and composition as the result of heat and pressure from having been buried deep in the earth.

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

NATIVE GOLD (RAW GOLD): Metallic gold found naturally in that state. Placer gold. See Fineness.

NUGGET: A water-worn piece of native gold. The term is restricted to relatively large sizes, not minute particles. Fragments and lumps of vein gold are not called nuggets because the idea of alluvial origin is implicit. For use in this report, anything larger than 150 milligrams is considered a nugget, and its weight specially treated in reporting the drill sample results so as to mitigate its skewing effects on the values reported.

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

RESERVES: That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination with existing technology and under present economic conditions. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

RESOURCE: The calculated amount of material in a mineral deposit, based on limited drill information.

SCHIST: A metamorphic rock with thin layers and readily split or cleaved because of a foliated or parallel structure.

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

SHEAR OR SHEARING: The deformation of rocks by movement along parallel planes, known as faults, generally resulting from stress or pressure and producing such metamorphic structures as cleavage and schistosity.

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

TITLE: The legal ownership of property or right of possession or right to control mining claims, as evidenced by deed, patented claim or mineral rights claim filed with a controlling state or federal regulatory agency. Title to a deeded property or patented claim may be verified through a title search, while title to unpatented mining claims or control of mineral rights may or may not be discoverable through a search of public records.

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

December 31, 2012

PART I

ITEM 1. BUSINESS

8

ITEM 1A.  RISK FACTORS

16

ITEM 1B. UNRESOLVED STAFF COMMENTS

25

ITEM 2.  PROPERTIES

26

ITEM 3.  LEGAL PROCEEDINGS

41

ITEM 4. MINE SAFETY DISCLOSURES

41

PART II

42

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

42

ITEM 6.  SELECTED FINANCIAL DATA

44

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

44

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

47

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

70

ITEM 9A.  CONTROLS AND PROCEDURES

70

ITEM 9B.  OTHER INFORMATION

71

PART III

72

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

72

ITEM 11.  EXECUTIVE COMPENSATION

79

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

81

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

83

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

83

PART IV

85

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

85

SIGNATURES

86

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

•

risks related to the possible dilution of our common stock from additional financing activities; and

•

risks related to our shares of common stock.

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

Cautionary Note to U.S. Investors: The United States Securities and Exchange Commission (“SEC”) Industry Guide 7 permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on our website and in our news releases and reports, such as “measured”, “indicated”, “inferred”, and “resources”, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely this disclosure in our Form 10-K which may be obtained from us, or from our website at www.goldrichmining.com.

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

At this time, our major mineral exploration prospects are contained within our wholly owned Chandalar property, located approximately 190 air miles north of Fairbanks, Alaska, a full-service support center for the oil and mining industry, and 48 air miles east of the Dalton Highway, a major all-weather north-south route that links Fairbanks to the Prudhoe Bay oil fields on the Arctic Ocean to the north. The property is largely on land owned by the State of Alaska, which is one of the active and highly ranked mining jurisdictions in the world. The Chandalar property is approximately 22,858 acres, consisting of 426.5 acres of patented federal mining claims (21 lode claims, one placer claim and one mill site) and 22,432 acres of unpatented State of Alaska mining claims (197 claims). The claims are contiguous, comprising a block covering approximately 35.7 square miles. Both patented federal mining claims and Alaska state mining claims provide exploration and mining rights to lode and placer mineral deposits.

We have established a substantial exploration infrastructure at its Chandalar property, including a 25-person camp, heavy and light-duty equipment, a 4,400-foot airstrip, and a network of roads that offer all-weather access to all of the major gold prospects. Current surface access to the camp from the Dalton Highway is restricted to the winter months via a winter trail from Coldfoot along the Dalton Highway. The State of Alaska has a right-of-way to construct a permanent all-season road along this trail which, when built, will allow year-around surface access to the project site. We are not aware of any plans to build this road at the present time.

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

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits that have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial production on our Chandalar property, it currently does not contain any known probable or proven ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time.

Subject to available financing, our main focus is to continue exploration of our Chandalar property where we have discovered and identified drilling targets for a potentially large sedimentary-type bulk tonnage hard-rock gold deposit.

A secondary focus is continued gold production from a substantial alluvial gold deposit that has been discovered on the property. In 2012, Goldrich and NyacAU, LLC (“NyacAU”) formed Goldrich NyacAU Placer, LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar.

Gold production at Goldrich’s Chandalar property is expected to begin by mid-June, 2013. GNP completed mine construction at Chandalar during 2012. Gold production will be approximately from mid-June to mid-September of each year. The production goal with the new plant for 2013 is 8,500 ounces of fine gold and approximately 10,000 ounces per season thereafter. Total production could substantially increase if a second gold recovery plant is installed. All costs up to commercial production, are required to be funded by NyacAU and will be paid back from cash flow from gold production. We produced approximately 500 and 1522 ounces of fine gold in 2009 and 2010, respectively, from the Little Squaw alluvial gold mine.  We had no gold production in 2011 or 2012.

During 2011, we staked a new and separate 25,600-acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar. An archived United States Geological Survey (“U.S.G.S.”) geophysical and geochemical data provided the basis for acquiring the new property. Records show the U.S.G.S. reconnaissance sampling identified geochemically anomalous gold, arsenic and antimony associated with a large positive aeromagnetic anomaly similar to that associated with the Chandalar district. Geologically, Thazzik Mountain lies within the same schist belt as Chandalar on the south flank of the Brooks Range. Fieldwork has identified a multitude of quartz-bearing structures, including sheeted quartz veinlets. We have taken approximately 100 reconnaissance samples for geochemical analyses. Based upon the results from the analyses, during 2012 we chose to release 76 of the 160 claims staked in 2011, reducing the total acre block to 13,440 acres. At this stage in exploration, management believes the Thazzik Mountain property to be immaterial to the Company’s property holdings and operations and will therefore defer full disclosures as required by SEC Guide 7 to a future filing when we have acquired sufficient data to analyze the property to determine its standing in our portfolio.

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities.  While we were able to secure some financing, through the sale of gold future contracts, preferred shares, and private placements, the proceeds of financing were primarily used for the development of the Little Squaw alluvial gold mine with reduced emphasis on exploration on the Chandalar hard-rock gold project. In 2011, we began to refocus our efforts on exploration on the Chandalar lode or hard-rock project, and in 2012, with the creation of GNP, we began the process to create a cash flow for the Company. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the Financial Industry Regulatory Authority’s (“FINRA”) OTC Bulletin Board in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

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

Total recorded gold production from the Chandalar property, as contained in our historical records, currently stands at about 86,581 ounces of fine gold, although actual historic production was probably much greater than the recorded production. Of this total, recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 8,192 ounces of fine gold from 11,884 tons processed in the Mikado mill by lessees after 1970. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not ore reserves as defined in the SEC Industry Guide 7. Approximately 78,412 ounces of the total gold production came from placer deposits of which 2,022 ounces were from gold production in the last two years from the Little Squaw Creek alluvial gold mine. Most of the remaining placer production was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

Between 1929 and 1938, the previous owners of the Chandalar property obtained U.S. patents to federal mining claims totaling 426.5 acres. In 1972 and 1976, we acquired all of the patented and unpatented federal lode mining claims in the Chandalar district except for seven unpatented federal lode mining claims held by the Anderson Partnership. The patented federal claims are fee simple land. In 1978, we acquired all of the unpatented federal placer mining claims in the Chandalar district. In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the 105 unpatented federal lode and placer mining claims were re-staked as State of Alaska Traditional mining claims. Unlike the federal government, the State of Alaska does not distinguish between lode and placer mining claims and accordingly all state mining claims are treated the same under the Alaska mining statutes.

We relinquished 86 of our State of Alaska mining claims during 2000 and 2001 due to financial constraints.  In the beginning of 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased the seven traditional mining claims, which had been re-staked as State of Alaska mining claims from the Anderson Partnership for $35,000. In September of 2003, we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one traditional 40-acre claim and eight 160-acre MTRSC claims. In 2005, we staked one 160-acre MTRSC claim. In 2006, we staked twenty-nine 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five 160-acre MTRSC claims, with twelve 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc. In 2010, we purchased nine 40-acre MTRSC claims at a public auction. In 2011, we staked additional claims to expand our Chandalar mining claims based on recent exploration results and aeromagnetic data published by the United States Geological Survey. The aeromagnetic survey showed that all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,858 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims. Based on the same survey, we also staked a new and separate 25,600 acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar, which the significance of which is discussed above.

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

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review at our office. A few conclusions from that report are incorporated in this section.

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

During the spring of 1990, Gold Dust Mines, Inc., as lessee transported about $2.6 million in capital equipment to our Chandalar mining claims over the winter haul road from the town of Coldfoot, located on the Alaska pipeline highway, also known as the Dalton highway. This machinery included a large gravity-type alluvial mineral treatment plant (an IHC-Holland wash plant) together with a Bucyrus-Erie dragline, two big Caterpillar tractors, front end loaders, a churn drill and other large pieces of placer gold mining equipment. During the last part of the 1993 season, Gold Dust Mines moved its placer operations to the Big Creek and St. Mary's Creek drainages. In 1994, placer mining operations were concentrated on the St. Mary's Creek drainage. During 1995, placer mining operations were conducted on the St. Mary's Creek and Big Creek drainages. During 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages.

An amendment to the mining lease in 1996 reduced Gold Dust Mines, Inc.’s Chandalar placer mining rights to only Big Creek and its tributary, St. Mary’s Creek.  As a result of this amendment, the annual advance lease payment was reduced to $7,500. From 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages. There were no mining operations conducted in 2000, 2001 or 2003. However, since 1999, Gold Dust Mines, Inc. has failed to pay both the $7,500 annual lease fee and the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid. In February 2000, the owners of Gold Dust Mines, Inc., Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust Mines, Inc.’s obligations to us) filed for bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code, as amended.  Our mining lease with Gold Dust Mines, Inc. was the sole asset of Gold Dust Mines, Inc.

In the late summer of 1997, we executed a placer mining lease with Day Creek Mining Company, Inc., an Alaskan corporation. The lease included the placer mining claims only for the Tobin Creek, Big Squaw Creek and Little Squaw Creek drainages. The lease did not include the Big Creek and St. Mary’s Creek drainages, which were leased to Gold Dust Mines, Inc. The lessee was to have performed minimum exploratory drilling during each year of the lease. Only a minimum amount of drilling was performed the first year, with some good results downstream from the Mello Bench on upper Little Squaw Creek. Due to lack of financing, the lessee could not comply with the drilling requirements in 1998, and the lease was terminated by us giving a declaration of forfeiture to the lessees in February of 1999. The lessee did not contest the declaration of forfeiture.

We allowed most of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain the mining claims.  Our inability to pay the State of Alaska annual rental fees was precipitated by Gold Dust Mines, Inc.’s failure to make its 1999 annual mining lease payment to us and their failure to pay the annual state mining claim rental on the claims covered by the mining lease as required by the lease. The owners of Gold Dust Mines, Inc. continued to do the annual assessment work on the remaining claims on our behalf through 2002 on the basis of a verbal agreement between our former management and Gold Dust Mines, Inc.to extend its mining lease. The existence of this extension of the lease was later contested by the Gold Dust Mines, Inc. in civil court proceedings whereby a jury determined in our favor that the lease had been extended by the course of conduct of the parties from October 1999 to October 2003. Consequently and subsequently, a final ruling by the civil court awarded us title to the 20 claims staked in this interim on Big Creek and Little Squaw Creek. In 2010, Gold Dust, Inc. appealed the civil court’s final ruling in the Alaska Supreme Court. In September 2012, the Alaska Supreme Court issued its final ruling. See the “Legal Proceedings” section of this Annual Report for more information.

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

Since 2003, we have accomplished work on all of our Chandalar mining claims. Such work was sufficient to meet all annual state assessment work requirements, and the assessment work affidavits for such work have been duly and timely recorded in the appropriate recording district (Fairbanks, Alaska).

In 2003, we came under new control, with Richard R. Walters taking over as our President. Since then, new board members have been elected and a new management team has been assembled, with William V. Schara replacing Mr.

Walters as President and Chief Executive Officer in late 2009. In 2011, Mr. Walters retired but continues as a member of our board and a technical consultant to the Chandalar project.

Chandalar Exploration Project Background

In 2004, we contracted an independent geological consulting company to review and analyze previous work done on Chandalar. The consultants concluded that the gold mineralization at Chandalar is mesothermal, which can be described as formed at moderate to high temperatures and moderate to high pressures by deposition from hydrothermal fluids. A technical report produced by the consultants recommended an initial exploration program to better assess the gold lodes and the placer gold deposits.

In 2004, we also commissioned a remote sensing technical study of the Chandalar district by another independent contractor who studied high altitude air photography available for the region. The purpose of the study was to identify geological structures that may be associated with gold occurrences in a schist belt containing greenstones. Numerous geological features, mostly linear and curvilinear, were identified. Major linears, especially where they may form a regional rift, are an excellent exploration tool in the search for gold. The consultant recommended making field examinations of known gold occurrences associated with the linears and other structural features identified by the study.

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

During 2005, we completed a modest prospecting and geologic mapping program at Chandalar, which was limited by our lack of funds. In all, 189 exploratory samples of stream sediments, soils and rock chips were taken, and mapping was completed on a series of ten prospects. That work was successful in identifying additional gold prospects within our claim block, and also in developing specific drilling targets on several of the prospects.

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

The 2007 Chandalar exploration program expanded our understanding of several hard-rock gold prospects through trenching and associated sampling. In all, forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill hole bedrock) and soil were collected and analyzed. Forty-five trenches for 5,927 feet were accomplished using an excavator, of which 4,954 feet cut into bedrock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

Also in 2007, we conducted a reverse circulation drilling program on the Little Squaw Creek drainage. A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent geological contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, ore valuation, maintain drill sample security and report the results of their work.

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents was completed by March of 2008. From these results, we concluded that we have discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economic to mine under prevailing gold prices.

In 2009, we successfully completed an alluvial gold mining test on Little Squaw Creek. The pilot program involved a mining test that produced approximately 594 “raw” ounces of placer gold, equivalent to about 500 ounces of fine gold. The test mining yielded valuable geologic, mining and engineering data that encouraged us to ramp-up the project into production in the spring of 2010.

During the summer of 2010, we were able to start a small mining operation at our Little Squaw Creek alluvial deposit, the site of our previous test mining operation, known as the Little Squaw Creek Gold Mine. This was a major milestone for us, although full realization of the intended project was inhibited by a shortage of working capital. By the end of the 2010 mining season we had produced 1,906 ounces of gold concentrate from which approximately 1,522 ounces of fine gold and 259 ounces of fine silver were produced, bringing us gross sales proceeds of $1,904,124. In 2011, we suspended production of the Little Squaw Creek Gold Mine to refocus our efforts on hard-rock exploration at Chandalar. In 2012, GNP was formed for the purpose of exploiting the alluvial deposit on Little Squaw, as well as the other alluvial deposits at Chandalar. GNP completed mine construction at Little Squaw during 2012 and gold production is expected to begin by mid-June, 2013. See Joint Venture Agreement below.

During the 2011 exploration season, we successfully completed an exploratory drilling program, soil survey program, and geophysical survey at Chandalar.  We drilled 25 HQ size core holes totaling approximately 14,500 feet in five target areas. Drill results are presented in “2011 Exploration Activities section of this Annual Report. The soil sampling, prioritized to first cover known mineralized trends, consisted of over 1,100 samples collected on a reconnaissance scale grid over approximately 65 percent of the 23,000-acre Chandalar property. In the airborne geophysical survey, approximately 750 line miles (1,246 line kilometers) were flown by an international geophysical contractor over the entire Chandalar property along flight lines 100 meters apart. Preliminary magnetic data reveals known mineralized structures with good clarity and, more importantly, identifies sharp new prospect-scale and district-scale anomalies and mineralized trends.

The 2011 and 2012 exploration seasons were successful in significantly expanding our existing body of geological knowledge about our Chandalar property. The combination of core, soil and magnetic data is expected to provide a solid foundation for going forward with a thorough exploration and evaluation of the numerous gold occurrences on the property.

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

We may compete with other junior mining companies for mining claims in regions adjacent to our existing claims, or in other parts of the world should we dedicate resources to doing so in the future. These companies may be better capitalized than us and we may have difficulty in expanding our holdings through additional mining claims.

In competing for qualified mineral exploration personnel, we be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand mining periods, such as have been experienced during the increased price of gold in recent years.

Employees

In October 2009, William Schara began employment as our President and Chief Executive Officer (“CEO”). We rely on consulting contracts for some of our management and administrative personnel needs, including for our Chief Financial Officer, Mr. Ted Sharp. The contract for Mr. Sharp expired on December 31, 2009, however Mr. Sharp continues to provide services to the Company under the same terms provided in the contract. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011 and 5 part-time employees and contractors during 2012. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012.

Seasons

We conduct exploration activities at Chandalar between late Spring and early Autumn. Access during that time is exclusively by airplane. All fuel is supplied to the campsite by air transport. Access during winter months is by ice road, snowmobile and ski-plane. All heavy supplies and equipment are brought in by trucking over the ice road from Coldfoot. Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60 to 80° Fahrenheit. Freezing temperatures return in late August and freeze-up typically occurs by early October. Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods. Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow. Winter snow accumulations are modest. The area is essentially an arctic desert.

Regulation

Our mineral exploration activities are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, land use, water use, land claims of local people and other matters involving environmental protection and taxation. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our property. It is possible that future changes in these rules or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Taxes Pertaining to Mining

Alaska’s tax and regulatory policy is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States. The mining taxation regimes in Alaska have been stable for many years. There is regular discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the State of Alaska's tax regimes. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property. Although management has no reason to believe that new mining taxation laws that could adversely impact our Chandalar property will materialize, such event could and may happen in the future.

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

Environmental Regulations

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed.  During 2011, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. These 2011 sample results will be submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. At December 31, 2012, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. Our mining operations have to date disturbed approximately forty-six acres, including the airstrip and historic roads. During 2012, GNP completed certain corrective actions required by the U.S. Army Corps of Engineers. We are still required to remove a mine waste road built in 2010. The Army Corps of Engineers has accepted our plan and timeline for removal of the road by October 2015. The reclamation of the waste road will be concurrent with the removal of overburden and seeding over the recontoured areas of the current active mine operation that includes the 2010 mine pit. At December 31, 2012, we have accrued a liability of approximately $265,000 in our financial statements for the asset retirement of the mine site, waste road and related settling ponds.

Title to Properties

We hold 304 mining claims of which 23 are patented claims and 281 are State of Alaska unpatented mining claims. Alaska state unpatented mining claims are unique property interests in that they are subject to the paramount title of the State of Alaska, and rights of third parties to non-interfering uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. There are few public records that definitively determine the issues of validity and ownership of unpatented state mining claims and possible conflicts with other claims are not always determinable from the descriptions contained in public records. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600.

The validity of an Alaska state unpatented mining claim depends on: (1) the claim having been located on state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting stakes in the ground; (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same; (3) timely payment of annual claim rental fees; and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all our claims at Chandalar.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production. Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

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

We have limited history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. The recorded historical production since 1904 totals 86,581 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode production from operations of our lessees was 8,192 ounces of fine gold produced from 11,884 tons of mined rock. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, we successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, we expanded the mine into small scale production. By the end of the 2010 mining season we had produced approximately 1,522 ounces of fine gold and 259 ounces of fine silver from 1,906 ounces of “raw” gold concentrates. We had no gold production in 2011 as we focused our efforts on exploration on our hard-rock project at Chandalar.

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production. As of the date of this Annual Report, the joint venture partner has reported that they will produce gold from the Chandalar alluvial deposits beginning in the summer of 2013. At this time, due to the risks and uncertainties described in this section, we cannot assure you that the production activities in 2013 or in the future will generate revenues, profits or cash flow to us.

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

We have staked an additional 84 claims at Thazzik Mountain, within 30 miles of Chandalar, which is contained in the same schist belt as Chandalar, and is subject to the same seasonal, remote operational and exploration factors as Chandalar. As a result, this property provides us limited diversification of risk.

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

The internal report of Paul L. Martin on the mineralized material estimate and data analysis for the Little Squaw Creek Alluvial Gold Deposit on our Chandalar property is based on a limited amount of drilling completed during our 2007 drilling program. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of mineralized materials will ever be established as proven and probable reserves as defined in SEC Industry Guide 7. Any mineralized material or gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

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

The parameters that would be used at our properties in estimating possible mining and processing efficiencies would be based on the testing and experience our management has acquired in operations elsewhere. Various unforeseen conditions can occur that may materially affect estimates based on those parameters. In particular, past mining operations at Chandalar indicate that care must be taken to ensure that proper mineral grade control is employed and that proper steps are taken to ensure that the underground mining operations are executed as planned to avoid mine grade dilution, resulting in uneconomic material being fed to the mill. Other unforeseen and uncontrollable difficulties may occur in planned operations at our properties that could lead to failure of the operation.

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

The validity of an unpatented mining claim also depends on: (1) the claim having been located on Alaska state land open to appropriation by mineral location, which is the act of physically going on the land and making a claim by putting corner stakes in the ground; (2) compliance with all applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same; (3) timely payment of annual claim rental fees; and (4) the timely filing and recording of proof of annual assessment work. In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. We are diligently working and are in actual possession of all of our mining claims comprising our Chandalar, Alaska property. The unpatented state mining claims we own or control there may be invalid, or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the Alaska state government or challenged by third parties.

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

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local residents and other matters in the United States. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our Chandalar property. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the federal and State of Alaska's tax regimes.

The generally favorable State of Alaska tax regime could be reduced or eliminated. Such an event could materially hinder our ability to finance the future exploitation of any gold deposit we might prove-up at Chandalar, or elsewhere on State of Alaska lands. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.

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

New local, state and U.S. federal laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities. Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations. We are at this time unaware of any proposed Alaska state or U.S. federal laws and regulations that would have an adverse impact on the future of our Alaska mining properties.

We do not insure against all risks.

Our insurance policies will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance coverage to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurances against risks such as environmental pollution or other hazards as a result of exploration and production are not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards for which we may not be insured against or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. In connection with management’s election to complete the full 2011 exploration program, together with staking additional mining claims, management re-evaluated its cash position and has determined that as of the date of this Annual Report, we do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We raised $349,860 net cash from the issuance of common stock during the year ended December 31, 2012. We believe that the going concern condition cannot be removed with confidence until we have entered into a business climate where funding of operations through continuing operations is more assured.

Although production at the Little Squaw placer mine is expected to begin in 2013, we currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our mining plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

On November 5, 2012, we reported Goldrich NyacAU Placer, LLC, a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, has successfully completed the work necessary to begin production at Goldrich’s Alaskan Chandalar Property at the start of the 2013 field season.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.

The joint venture agreement provides approximately $900,000 of financing to Goldrich in the form of purchase of capital equipment owned by us and assumption of debt associated with that equipment. We have received $291,913 toward this financing during the year ended December 31, 2012 and an additional $47,438 subsequent to the end of the year. See Joint Venture Agreement below.

On April 3, 2013, we entered into notes payable in gold totaling approximately $600,000, with gold ounces calculated at a 25% discount to market price on the date of sale. A total of approximately 500 ounces of gold was contracted for delivery to note holders in November 2014. A finder's fee of 7% of the proceeds is payable to independent parties. For each dollar loaned under these notes payable in gold, the holder also received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of our common stock at an exercise price of $0.40 for a period of two years following the date of issue.  In the event that our shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, we have the right to force exercise of the warrants.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We are dependent on our key personnel.

Our success depends in a large part on our key executives: William Schara, our President and CEO, and Ted Sharp, our Corporate Secretary and Chief Financial Officer. The loss of their services could have a material adverse effect on

us. Mr. Sharp is a licensed Certified Public Accountant and an independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company—he is not an employee of the Company.

At such time as we again undertake mineral exploration activities, we will need to fill positions such as Vice President of Exploration, Vice President of Operations and Chandalar Project Manager with persons possessing requisite skills. Our ability to manage our mineral exploration activities at our Chandalar gold property or other locations where we may acquire mineral interests will depend in large part on the efforts of these individuals. We may face competition for qualified personnel, and we may not be able to attract and retain such personnel.

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

The officers and directors of the Company serve as officers and/or directors of other companies in the mining industry, which may create situations where the interests of the director or officer may become conflicted. The consulting arrangement of Mr. Sharp allows him to provide services to other companies. The companies to which Mr. Sharp provides services may be potential competitors with the Company at some point in the future. The directors and officers owe the Company fiduciary duties with respect to any current or future conflicts of interest.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high of $0.185 and a low of $0.065 during the twelve-month period ended December 31, 2012. The market price for our common stock closed at $0.10 on December 31, 2012, the last trading day of 2012. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2012, we had 95,506,719 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,570,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2012;

•

1,050,000 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2012; and

•

33,542,130 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2012.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 38,162,130 shares of common stock, and our issued and outstanding share capital would increase to 133,668,849 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2012, ranged between a high of $0.185 and a low of $0.065, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
600
MILES

Revised 11/1/11

Map 1 – Location of the Chandalar, Alaska Mining District

Going forward, our primary focus is development of our hard-rock (lode) exploration targets at Chandalar. Subject to sufficient financing, we plan an aggressive diamond-core drilling program on the hard-rock exploration targets which are believed to be the sources of the alluvial gold. The plan calls for about 40 to 45 drill holes totaling about 20,000 feet. Drill hole depths would range from 300 to 700 feet, and the holes would be spread along a five-mile-long mineralized trend that our geological work has identified. The drilling targets are embodied in concepts developed from the technical data that point to the discovery potential for huge, low-grade orogenic gold deposits. The Chandalar mineralization can best be classified as orogenic owing to the finely disseminated nature of the gold, close association with sulfides and deposition within an original bedded organic rich (carbon) sedimentary host (Mikado phyllite). The phyllite is highly deformed as a result of tectonic processes. The original sedimentary rocks have been successively altered by multiple phases of metamorphic and hydrothermal alteration which has remobilized gold within the original carbonaceous sediments and into axial fold structures, faults and quartz veins above and peripheral to them.

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

Map 3 – Chandalar Mining Claim Block

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

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 22,858 acres (approximately 35.7 square miles) (Map 3), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to secure most of the known gold bearing zones occurring within an area approximately five miles by eight miles. Within the claim block, we own in fee simple 426.5 acres as twenty-one federal lode claims, one patented federal placer claim, and one patented federal mill site. The 23 federal patented claims cover the most important of the known gold-bearing structures. In addition, there are 197 Traditional and MTRSC 40-acre State of Alaska. The 197 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits on an additional 22,432 acres of unpatented claims. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

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
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 4 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Geology and Mineralization

Refer to Maps 4 and 5 for graphic representation of both the hard-rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

Chandalar Exploration Programs and Mining Activities

We maintain an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most of the previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in

2003, $2.468 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, and survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

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

The property currently does not contain any known probable or proven ore reserves under the definition of ore reserves within SEC Industry Guide 7. However, Mr. Barker, consulting geologist and Chandalar Project Technical Manager, prepared an internal geologic report formatted to 43-101 standards in collaboration with J. O. Keener and R. B. Murray that covers the hard-rock and placer (or alluvial) gold programs at Chandalar through 2008. That geologic report is dated April 15, 2009 and, at the date of this Annual Report, has not been filed on SEDAR for review by the Canadian authorities. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are:

1.

Continue the hard-rock trenching program, specifically on the St. Mary’s Pass, Aurora Gulch, Summit (including Bonanza), Pioneer, and Chiga prospects. A detailed program totaling 7,440 feet is recommended. (Budget- $131,325)

2.

Design a diamond-core drilling program based on trench results from 2007 and the trenching recommended above. Evaluate the tonnage potential at Mikado-St. Mary’s Pass, Aurora Gulch, Pioneer, and Summit prospects; the results will be the basis for future recommendations of mineralized material delineation drilling. Scout holes should be considered at the Rock Glacier, Ratchet, Pallasgreen, Chiga, Little Squaw west, and possible Northern Lights west extension prospects.

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
PROPOSED DRILL HOLE & ORIENTATION
1 st PRIORITY
2 nd PRIORITY
0 1 MILE
CONTOUR INTERVAL 100 FEET
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 5 - Chandalar Exploratory Gold Deposit Drill Target with Proposed Drill Holes

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

Beginning with the 2009 placer gold test mining operation on Little Squaw Creek, we started to execute on the recommended plan in Mr. Barker’s April 15, 2009 technical report. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. The work also resulted in the generation of an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. Map 5 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained in the report Interpretation of Exploratory Findings at Chandalar. We anticipate this proposed drilling plan would require a stand-alone (not integrated with the placer gold mine) budget of approximately $1.5 to $2.0 million dollars.

In this 2009 test mining operation, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained in Item 2 Properties under the section called “Results of Test Mining Operation” of our Form 10-K for the year ended December 31, 2009. Most importantly, we found that the mineralized material is a continuous but variably mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is not frozen below twelve to fifteen feet of depth, but is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it is mined and converted into loose cubic yards. During 2009 mining test, we stripped approximately 40,000 bank cubic yards of waste material and processed about 9,875 bank cubic yards of gold bearing gravels through our wash plant. About 593.5 ounces of alluvial gold were recovered which, when smelted, yielded 497.5 ounces of fine gold.

The 2009 alluvial gold test mining operation successfully yielded valuable geological, mining and engineering data that lead us to the decision to ramp-up the project into gold production in the spring of 2010.

2010 Mining

During the winter of 2009/2010, we raised additional funds to ramp-up the Little Squaw Creek Gold Mine into production. The ramp-up process involved substantial infrastructure upgrades, including building a new 30-man mining camp located about two miles from the exploration camp that had been in use since 2004. Infrastructure and mining development at the Little Squaw Creek alluvial gold mine was initiated in late May 2010, with the first gold production being delivered to a smelter-refinery on July 15, 2010.

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

The mining operation ultimately involved stripping an estimated 131,000 bank cubic yards of waste material and the mining and processing of about 31,680 bank cubic yards of gold bearing gravels. During the 2010 production season, 1,914.102 ounces of raw gold concentrates were shipped to the same smelter as used to process to 2009 gold concentrates. This yielded, after melt loss of impurities, 1,779.380 ounces of doré (or bullion) bars from which 1,503.323 ounces of fine gold and 259.356 ounces of silver were won at the refinery. Additionally, 24.1345 ounces of gold nuggets estimated to contain 19.2178 ounces of fine gold were produced and either sold to jewelers or retained by the Company. Our gross precious metal sales in 2010 came to $1,904,124.

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

Conclusions of the 2009 and 2010 Mine Production Seasons

For the combined 2009 and 2010 mining seasons, we mined a total of about 213,000 bank cubic yards of which about 171,000 bank cubic yards was rejected as waste and an aggregate of about 41,500 bank cubic yards of mineralized material was processed through the wash plant, yielding 2,500 ounces of raw gold in concentrates which was further reduced to about 2,022 ounces of fine gold at the refinery. The average grade of the processed material was about 0.060 ounces of fine gold per bank cubic yard. Only higher grade horizons within the thick section of lower grade mineralized material were targeted for mining. Consequently, the overall stripping ratio of the portion of the Little Squaw Creek Gold deposit mined to date is approximately 4 of waste to 1 of processed mineralized material.

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

2011 Exploration Activities

Our 2011 hard-rock drilling plan was extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third party professionals have analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and have recommended prioritized hard-rock drill targets for our 2011 exploration season. The 2011 exploration program included a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings and we believe they are the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization.

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

The results of this first diamond core exploration drilling on our Chandalar gold property have exposed what we believe is a wide-spread system of gold mineralization at intervals from surface to depths of up to 120 meters (about 400 feet). We also believe the mass of rock affected by the mineralizing system to be large, as more than 50 gold showings are scattered over about six square miles (fifteen square kilometers), only a fraction of which has yet been drill-tested. The drill cores contain a total of 56 mineralized intervals of 0.5 or greater grams per tonne gold (g/t Au) that average 2.3 meters (7.5 feet) in length and have a weighted average grade of 1.66 g/t Au (see table below). Gold-bearing intercepts were obtained in 72% of the holes, with many having multiple intercepts.

Drilling results draw us to focus on two prospects – Aurora and Rock Glacier – which we believe are geologically associated and related to the same controlling mineralizing features. Intercepts include:

•

1.5 meters (5.0 feet) at 6.57 g/t Au in Hole LS11-0063 on the Aurora prospect;

•

2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

These and other intercepts listed in the table below are associated with much longer core runs of strongly anomalous gold (> 0.10 g/t Au) between 4.3 meters (14 feet) and 21.3 meters (70 feet) in length. Also worth noting, while constructing a road to a proposed drill site, we encountered two zones of shearing with sheeted and stockwork quartz veinlets, approximately 5 meters (16 feet) and 15 meters (49 feet) wide. These zones are located 135 meters vertically above and 200 meters southwest of Aurora drill holes #61 to #64. Representative continuous chip sampling of these zones yielded assays of 2.8 g/t gold and 2.1 g/t gold, respectively. We believe the mineralized Aurora drill hole intercepts may represent an extension of these zones and that additional drilling could extend these zones even further.

While the silver (Ag) values associated with these and most of the other gold intercepts are generally less than 2 g/t, unusually, native silver is observed in one core interval of 0.46 meters (1.5 feet) from 80.01 meters (262.5 feet) to 80.47 meters (264.0 feet) in Hole LS11-0042, which assays greater than 690 g/t Ag (> 20.1 oz/st Ag [st = short ton]) with only a trace of gold. A second curious silver rich interval occurs in Hole LS11-0040 for 2.1 meters (7.0 feet) from 23.47 meters (77.0 feet) to 25.60 meters (84.0 feet), which returned 397 g/t (11.6 oz/st Ag), again accompanied with only a trace of gold. We believe this silver mineralization may represent a separate mineralizing event within a large and complex precious metals bearing mineral system.

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

Diamond-core drilling during the 2011 mining season was conducted to evaluate the degree of mineralization occurring as a large, folded strata-bound rock unit over five miles in length. The drill program explored the correlation of the overlying magnetic schist and quartz muscovite chlorite schist, locally hematite-spotted, to the underlying Mikado phyllite and possible mineralization, as well as to the orogenic gold-quartz veins that rise through it. We postulate that feeder zones through which ore-forming fluids rose are associated with dilation zones developed by periodic differential off-set movement between the deep-seated NE and WNW fault zones. Also, multitudes of tension microfractures along the axis of the fold are thought to be variously mineralized with gold. These zones represent primary targets for drilling. Map 5 depicts the core drilling targets zone.

Joint Venture Agreement

On May 7, 2012 we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. Under the terms of the joint venture agreement (the “Agreement”), NyacAU agreed to provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $10.45 million. The loans are to be repaid from future production.

As part of the agreement, we formed a 50:50 joint venture company with NyacAU called Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer deposits, with NyacAU acting as managing partner. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. The agreement covers production from all placer deposits on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

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

NyacAU also agreed to advance Goldrich $950,000 at the greater of prime plus 2% or 10% interest for direct drilling costs with Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The balance of the funding package, $350,000, was provided by an equity financing for the purchase of common stock from Goldrich. We did not initiate a drilling program for 2012, and the $950,000 funding for the drilling costs were not advanced to us or the drilling company. The $350,000 of equity financing was completed, resulting in issuance of 2,364,864 shares of common stock at a price of $0.148 per share, the 90-day weighted volume average price of Goldrich stock on the last business day proceeding the signing of the definitive documents for the JV agreement.

In addition to the funding noted above, NyacAU had the option to lend the JV $250,000 to purchase an existing 2% royalty agreement on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich. The JV exercised the option to purchase the royalty on August 13, 2012, and the 2% royalty was purchased for the contracted $250,000, funded by the loan from NyacAU.

A summary of funding provided by or estimated to be funded by NyacAU is as follows:

Estimated 2012 Start-up Costs for GNP	$5,000,000
Estimated Capital Expenditures for Equipment of NyacAU affiliate(1)	3,000,000
Loan to Purchase Equipment from Goldrich(1)	900,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	8,900,000
Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000
Loan to GNP to Purchase 2% Royalty Interest	250,000
To Be Paid Back to NyacAU From Production	10,100,000
Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012) (2)	350,000
Total	$10,450,000

(1)

In the fourth quarter of 2012, we entered into an agreement to sell certain equipment to a leasing company owned by the owner of NyacAU, under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. Additionally, the purchaser assumed equipment notes totaling $276,020 secured by the equipment. The Company received $291,913 cash during the year ended December 31, 2012, leaving a net receivable of $324,476 due at December 31, 2012.

(2)

As part of his service agreement, the manager of NyacAU was granted 300,000 five-year stock options at an exercise price of $0.20 per share from Goldrich’s employee stock incentive program. The options were issued during the quarter ended June 30, 2012, with the $54,300 fair value of the options accounted for as an increase in our investment in the joint venture.

The timing of repayment of the amount to be paid back from production will be affected by timing of gold production by the joint venture. The JV will commence payments to NyacAU as soon as production begins.

Our primary exploration asset is the hard-rock exploration target at Chandalar and the terms of the Agreement ensure we will retain access to all of its properties for exploration purposes. The JV entered into a lease of the mining rights to placer gold on Goldrich’s Chandalar properties, but a formula is provided for Goldrich to purchase back these rights if the property is needed for hard-rock mining or to the extent hard-rock exploration significantly interferes with placer mining.

Chandalar
Thazzik Mountain
0
20
Km.
Miles
0
10
©2010 Google
Legend
Existing Goldrich claims
New Goldrich claims

## Claim blocks and geographic locations

# Chandalar and Thazzik Mountain Sedimentary Gold Projects

### Southeastern Brooks Range, Alaska

***Goldrich Mining Company (GRMC)***
***Spokane, Washington***

*Donald G. Strachan, Geologist*

*September 2011*

Chandalar
Thazzik Mtn
Fairbanks
Alaska
Anchorage
0
500
Km.
Miles
0
300

Map 6 – Location of Chandalar and Thazzik Mountain Claim Blocks

Thazzik Mountain, Alaska Property

As noted above in the overview section, we have a block of contiguous mining claims that cover a net area of about 13,440 acres (approximately 21 square miles) of 84 state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar.

Management believes the Thazzik Mountain property to be immaterial to our property holdings and operations, therefore will defer full disclosure as required by SEC Industry Guide 7 to a future filing when we have sufficiently analyzed the property and the initial samples taken to determine the standing of this property in our portfolio. The Thazzik Mountain property does not contain any reserves as defined by SEC Industry Guide 7.

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

Alaska Supreme Court - S-13530/S-13909.  In May 2009, the Ackels’ appealed the trial court’s decisions and the jury’s verdict against them in 4FA-08-1131 CI.  In June 2010, the Ackels appealed the trial court’s second judgment against them for trespassing on the Company’s mining claims during the summer of 2009.  In September 2012, the court ruled in favor of Goldrich and upheld all major issues in its previous ruling.

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

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in exhibit 95.1 to this Annual Report.

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

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2012 and 2011.

Fiscal Year	High Closing	Low Closing
2011
First Quarter	$0.35	$0.19
Second Quarter	$0.25	$0.17
Third Quarter	$0.35	$0.20
Fourth Quarter	$0.22	$0.12

2012
First Quarter	$0.17	$0.12
Second Quarter	$0.18	$0.11
Third Quarter	$0.15	$0.08
Fourth Quarter	$0.11	$0.07

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the FINRA OTCBB was $0.10 on December 31, 2012, the last trading day of 2012. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of April 15, 2013 there were 2,914 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock in the foreseeable future. Our Series A Convertible Preferred Stock earns dividends as follows:

•

Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from our surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

o

Preferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, our common stock and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $58,652 as of December 31, 2012. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

We issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) who are accredited investors, relying on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. We issued Series A Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

During 2012, we issued 300,000 options to purchase shares of our Company’s common stock under our Restated 2008 Equity Incentive Plan (the “Plan”). At December 31, 2012, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,570,000	$0.28	1,780,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,570,000	$0.28	1,780,000

The Plan permits the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) restricted stock or restricted stock units; and (iv) stock appreciation rights.  The Board of Directors administers the Plan and has the authority to interpret the Plan and the awards granted under the Plan and establish rules and regulations for the administration of the Plan.  The Compensation Committee of the Board of Directors makes recommendations to the Board regarding the administration of the 2008 Plan.  The aggregate number of shares of our common stock that may be issued as awards under the Plan is 5,400,000 shares.

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

Issuer Purchase of Equity Securities

During 2011 and 2012, neither us nor any of our affiliates repurchased shares of our common stock under Section 12 or Section R of the Securities Exchange Act of 1934, as amended.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

2013 Exploration Plans

In 2013, we plan to continue our drilling plan which was begun in 2011, modified to reflect data acquired in the 2011 field season.  We did not perform any significant exploration activities in 2012. Our principal exploration target is the newly identified hard-rock stratabound gold target. Subject to obtaining sufficient financing, we expect to commence a 15,000-foot diamond-core drilling program consisting of approximately 20 to 25 drill holes to explore this structure is planned for the 2013 summer field season. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2012 and beyond. We anticipate that we will incur approximately $636,000 for general operating expenses over the next 12 months as of December 31, 2012.

The $10.45 million financing described above in Joint Venture Agreement included $950,000 for an exploration program and general operating costs in the form of financed drilling costs. The exploration program, including this funding, was deferred due to lack of funds to fully execute the planned drill program in 2012. The financing also included cash proceeds of $350,000 from the sale of common shares, which we received in the second quarter of 2012.

In addition to the $950,000 above, we anticipate we will need to raise approximately $1.2 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures and general working capital requirements. The Company plans to raise the financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Gold prices are at or near record highs, but the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a ‘going concern’ qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of continuing losses in 2012, we have not yet successfully exited this going concern condition. As shown in the consolidated financial statements for the year ended December 31, 2012, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2012, did not have sufficient cash reserves to meet debt obligations and cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2012, we raised $349,860 thru exercise of warrants and sales of stock and warrants as part of private placement offerings as detailed in the section “Private Placement Offerings” below.

With the exception of gold sales revenue in 2009 and 2010, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability in a gold extraction operation. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers, joint ventures or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. We have sufficient cash to fund our administrative operations for approximately one year, funded by cash received from a note receivable for $324,476, which will be received in seven equal payments through July 2013, and gold forward sales of approximately $600,000 completed subsequent to December 31, 2012.

On December 31, 2012 we had total liabilities of $833,890 and total assets of $1,663,952. This compares to total liabilities of $1,049,152 and total assets of $3,337,877 on December 31, 2011. As of December 31, 2012, our liabilities consist of $324,854 for environmental remediation and asset retirement obligations, $357,150 of trade payables and accrued liabilities, $129,803 due to related parties, and $22,083 for dividends payable. Of these liabilities, $509,036 is due within 12 months. The decrease in liabilities compared to December 31, 2011 is largely due to the purchaser’s assumption of equipment notes in conjunction with the sale of equipment to our joint-venture partner, deferrals in payment of related party payables and increases in trade payable during the year ended December 31, 2012. The decrease in total assets was due to the sale of equipment to our joint venture partner, offset by the receivable associated with that sale and the investment in the joint venture during the year ended December 31, 2012.

On December 31, 2012 we had negative working capital of $27,002 and stockholders’ equity of $830,062 compared to working capital of $206,570 and stockholders’ equity of $2,288,725 for the year ended December 31, 2011. Working capital decreased because cash generating activities did not keep pace with our operating costs, which resulted in a decrease in cash balances and an increase in accounts payable to trade vendors and related parties. Stockholders’ equity decreased due to the net loss for the year ended December 31, 2012 during a period of reduced cash generating activities from financing activities.

During 2012, we used cash from operating activities of $990,679 compared to $3,946,249 for 2011. The decrease in cash used is due to the deferral of exploration activities in 2012 compared to 2011. Net operating losses of $1,848,255 and $6,108,035 for 2012 and 2011, respectively, included significant non-cash expenses, including depreciation of $373,459 and $407,220 for the respective years. In 2012, we recognized a loss in disposition of mining equipment of $263,437, and in 2011 we recognized a loss on settlement of debt of $1,946,684. At the end of 2012, we have accumulated approximately $20,430,378 and $20,472,335 in federal and state net operating losses, respectively, which may enable us to generate approximately $20.4 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2013 through 2032.

During 2012, cash of $234,006 was provided by investing activities compared to cash used of $120,195 in 2011. We received cash advances of $244,475 toward the sale of equipment in the year ended December 31, 2012, and cash of $47,438 from the receivable created on the sale of that equipment. In addition to the cash received, the purchaser of the equipment assumed $276,020 of associated equipment debt and owes $324,476 on a note receivable to be remitted in full in 2013. We used cash of $56,907 for equipment purchases, compared to $88,919 in the year ended December 31, 2011.

During 2012, cash of $215,374 was provided by financing activities, compared to cash of $4,309,267 provided during the year ended December 31, 2011. For the year ended December 31, 2012, we raised cash of $0 through the exercise of warrants and $349,860 through the sale of stock and warrants, net of offering costs, compared to $285,666 and $4,794,098, respectively, for the year ended December 31, 2011. Additionally, we made principal payments on equipment notes payable of $155,486 in 2012 compared to $220,915 in 2011.  In the year ended December 31, 2012, we did not repeat the purchase of gold to satisfy notes payable in gold, nor did we pay cash to settle notes payable in gold as compared to 2011. Finally, in 2012, an officer of the Company paid $21,000 of company expenses which remained unreimbursed as of the end of the 2012 year.

Private Placement Offerings

Unit Private Placement

On May 2, 2012 the Company closed a private placement of 2,364,864 units at a price of $0.148 per unit for net proceeds to the Company of $349,858. The Company intends to use the proceeds of the private placement to fund general operating expenses.

These units were issued solely to “accredited investors” (as defined in Rule 501(a) of Regulation D of the Securities Act) pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 506 thereof.

Subsequent Events

On April 3, 2013, the Company entered into notes payable in gold totaling approximately $600,000, with gold ounces calculated at a 25% discount to market price on the date of sale. A total of approximately 500 ounces of gold was contracted for delivery to note holders in November 2014. A finder's fee of 7% of the proceeds is payable to independent parties. For each dollar loaned under these notes payable in gold, the holder also received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of our common stock at an exercise price of $0.40 for a period of two years following the date of issue.  In the event that our shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, we have the right to force exercise of the warrants. Proceeds from the forward gold sales will be used primarily for general corporate purposes.

The securities related to the forward gold sales have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

We have no contractual obligations

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

•

Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 5 Joint Ventures to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets, December 31, 2012 and 2011	50
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and from inception (March 26, 1959) through December 31, 2012	51
Consolidated Statements of Changes in Stockholders’ Equity from inception (March 26, 1959) through December 31, 2012	52-53
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from inception (March 26, 1959) through December 31, 2012	54-55
Notes to the Consolidated Financial Statements	56-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2012 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 3, 2013

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 44,395	$ 585,694
Prepaid expenses	60,332	83,489
Receivable for equipment sale, net	324,476	-
Other current assets	52,831	78,692
Total current assets	482,034	747,875

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	527,662	1,978,730
Mining properties and claims	598,956	611,272
Total property, plant, equipment and mining claims	1,126,618	2,590,002

Other assets:
Investment in joint venture	55,300	-
Total other assets	55,300	-
Total assets	$ 1,663,952	$ 3,337,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 357,150	$ 250,944
Related party loan payable	21,000	-
Related party deferred compensation	56,500	-
Related party payable	52,303	30,405
Dividend payable on preferred stock	22,083	22,083
Current portion of equipment notes payable	-	237,873
Total current liabilities	509,036	541,305

Long-term liabilities:
Equipment notes payable	-	193,565
Remediation liability and asset retirement obligation	324,854	314,282
Total long-term liabilities	324,854	507,847
Total liabilities	833,890	1,049,152

Commitment and contingencies (Note 12)
Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $0.10 par value, 200,000,000 shares authorized; 95,506,719 and 93,141,855 issued and outstanding, respectively	9,550,672	9,314,185
Additional paid-in capital	14,673,054	14,519,949
Deficit accumulated during the exploration stage	(23,568,664)	(21,720,409)
Total stockholders’ equity	830,062	2,288,725
Total liabilities and stockholders' equity	$ 1,663,952	$ 3,337,877

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
			From Inception
			(March 26, 1959)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	1,034,573
Exploration expense	460,951	2,869,963	8,752,756
Depreciation, mining and exploration	373,459	404,044	1,883,750
Management fees and salaries	223,544	288,288	3,450,182
Professional services	118,987	132,413	2,033,465
Other general and admin expense	306,761	236,409	2,475,765
Office supplies and other expense	13,639	18,924	401,900
Directors' fees	11,800	25,900	782,075
Mineral property maintenance	51,672	38,351	229,641
Reclamation and miscellaneous	5,094	7,662	134,083
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	263,437	(1,991)	458,727
Total operating expenses	1,829,344	4,019,963	21,715,489

Other (income) expense:
Gain on legal judgment and miscellaneous income	(12)	-	(127,399)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(13,499)	(2,626)	(300,073)
Interest expense and finance costs	33,027	147,347	1,441,808
Loss on settlement of debt	-	1,946,684	1,946,684
Loss (gain) on foreign currency translation	(605)	(3,333)	73,473
Total other (income) expense	18,911	2,088,072	2,536,411

Net loss	1,848,255	6,108,035	$ 23,568,664

Preferred dividends	8,774	9,604
Net loss available to common stockholders	$ 1,857,029	$ 6,117,639

Net loss per common share – basic and diluted	$ 0.02	$ 0.08

Weighted average common
shares outstanding-basic and diluted	94,699,047	77,627,617

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2012
	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Cumulative Activity from Inception (March 26, 1959) through December 31, 2009				44,369,606	$ 4,436,959	450,000	$ 450,000	$ 8,552,478	$ (13,236,232)	$ 203,204

Issuance of shares by Private Placement, net	X			8,416,791	841,680			920,761		1,762,441
Issuance of shares for conversion of preferred shares				150,000	15,000	(25,000)	(25,000)	10,000		-
Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					123,500		123,500
Discount of notes payable in gold for detached warrants issued		Discount	Fair value of warrants issued					67,004		67,004
Net Loss									(2,376,142)	(2,376,142)
Balance, December 31, 2010				52,936,397	$ 5,293,639	425,000	$ 425,000	$ 9,673,743	$ (15,612,374)	$ (219,993)

Issuance of common shares by Private Placement, net	X			24,315,236	2,431,524			2,362,574		4,794,098
Notes payable in gold converted to common shares				12,961,890	1,296,189			2,162,605		3,458,794
Issuance of common shares for conversion of preferred shares				1,500,000	150,000	(250,000)	(250,000)	100,000		-
Dividend payable at conversion of preferred shares								(22,083)		(22,083)
Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					100,278		100,278
Issuance of shares by exercise of Class E Warrants	X			35,000	3,500			3,500		7,000
Issuance of shares by exercise of Class F Warrants	X			1,393,332	139,333			139,333		278,666
Net Loss									(6,108,035)	(6,108,035)
Balance, December 31, 2011				93,141,855	$ 9,314,185	175,000	$ 175,000	$14,519,949	$ (21,720,409)	$ 2,288,725

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity From Inception (March 26, 1959) Through December 31, 2012

	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Balance, December 31, 2011				93,141,855	$ 9,314,185	175,000	$ 175,000	$14,519,949	$ (21,720,409)	$ 2,288,725

Issuance of common shares by Private Placement, net	X			2,364,864	236,487			113,373		349,860
Stock options issued for investment in joint venture		Investment in Joint Venture	Fair value of options issued					54,300		54,300
Reversal of option expense for forfeited unvested options								(14,568)		(14,568)
Net Loss									(1,848,255)	(1,848,255)
Balance, December 31, 2012				95,506,719	$ 9,550,672	175,000	$ 175,000	$ 14,673,054	$ (23,568,664)	$830,062

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$ (1,848,255)	$ (6,108,035)	$ (23,568,664)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	373,459	407,220	1,887,419
Loss (gain) on sale of mining property and equipment	263,437	(1,991)	462,110
Stock based compensation	(14,568)	100,278	1,676,266
Compensation paid with equipment	2,260	1,803	4,063
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	(13,466)	-	(13,466)
Amortization of discount on notes payable in gold and associated warrants	-	80,396	780,519
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	1,946,684	1,946,684
Accretion of asset retirement obligation liability	10,572	10,164	20,736

Change in:
Prepaid expenses	23,157	33,090	(60,333)
Other current assets	25,861	11,470	(52,831)
Accounts payable and accrued liabilities	108,466	65,020	369,410
Related party deferred compensation	56,500	-	56,500
Related party payable	21,898	(492,348)	81,641
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash provided (used) - operating activities	(990,679)	(3,946,249)	(15,797,503)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	(1,000)	-	(1,000)
Funds advanced by Nyac in equipment purchase	244,475	-	244,475
Payment received from receivable for equipment sale	47,438	-	47,438
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	(56,907)	(88,919)	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	(31,276)	(536,366)
Net cash provided (used) - investing activities	234,006	(120,195)	(1,906,289)

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued:
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2012	2011	2012
Cash flows from financing activities:
Proceeds from related party debt	$ 21,000	$ -	$ 121,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	285,666	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	349,860	4,794,098	12,988,444
Proceeds from notes payable in gold	-	-	1,785,037
Payments on notes payable in gold	-	(190,941)	(190,941)
Purchases of gold to satisfy notes payable in gold	-	(358,641)	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	(155,486)	(220,915)	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	215,374	4,309,267	17,748,187

Net increase in cash and cash equivalents	(541,299)	242,823	44,395

Cash and cash equivalents, beginning of period	585,694	342,871	-
Cash and cash equivalents, end of period	$ 44,395	$ 585,694	$ 44,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 26,443	$ 46,251	$ 162,618
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	-	-	1,240,988
Additions to property, plant and equipment paid in gold	-	-	10,966
Debt assumed by purchaser of equipment	276,020	-	276,020
Funds advanced by Nyac in equipment purchase	244,475	-	244,475
Receivable from purchaser of equipment	379,505	-	379,505
Issuance of options for investment in joint venture	54,300	-	54,300
Accounts payable satisfied with equipment	-	10,000	10,000
Related party liability converted to common stock	-	-	301,086
Issuance of warrants for deferred financing
costs of convertible debenture	-	-	30,000
Issuance of common stock upon conversion of
convertible debenture	-	-	1,000,000
Issuance of common stock upon conversion of
preferred shares	-	250,000	300,000
Issuance of common stock upon conversion of
notes payable in gold	-	3,458,794	3,458,794
Issuance of common stock for finders’ fees	-	149,640	149,640
Warrants issued with notes payable in gold	-	-	109,228
Notes payable satisfied with gold	-	358,641	632,615
Capital lease satisfied with equipment notes payable	-	-	335,190
Dividend payable on preferred stock	-	22,083	22,083

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals.  During 2012, all of the Company’s activities were focused on the Chandalar property in Alaska.  The Company’s common stock trades on the FINRA OTCBB exchange under the ticker symbol GRMC.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. The Company raised $349,860 net cash from the issuance of common stock and sold equipment which yielded $291,913 net cash proceeds after the purchaser assumed existing debt $276,020 and entered into a receivable for the balance of the $900,000 sale amount during the year ended December 31, 2012. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On November 5, 2012, The Company reported Goldrich NyacAU Placer, LLC, a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, has successfully completed the work necessary to begin production at Goldrich’s Alaskan Chandalar Property at the start of the 2013 field season.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. See Note 5 Joint Ventures.

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Financial Instruments

On December 31, 2012 and 2011, our financial instruments consist principally of cash and cash equivalents.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be a cash equivalent. Cash or cash equivalents which secure debt instruments, credit facilities, reclamation or environmental bonds, or that are otherwise limited or restricted in their usage, are reported separately and not included in cash and cash equivalents.

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC, the latter a new subsidiary beginning in 2012. These subsidiaries, are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of December 31, 2012 and December 31, 2011, with all intercompany balances and investment accounts eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, stock based compensation, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Accounting for Investments in Joint Ventures

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which the Company has significant influence, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. Goldrich has no significant influence over its joint venture described in Note 5 Joint Ventures, and therefore accounts for its investment using the cost method.

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

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2006 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

When a fixed asset is sold at a price either higher or lower than its carrying amount, or undepreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. The gain or loss is recognized in the Consolidated Statements of Operations.

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

For years ended December 31,	2012	2011

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,570,000	3,570,000
Warrants	33,542,130	33,542,130
Total possible dilution	38,162,130	38,162,130

At December 31, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Stock-Based Compensation

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

	Balance December 31, 2012	Balance December 31, 2011	Input Hierarchy level

Cash and cash equivalents	$ 44,395	$ 585,694	Level 1

New Accounting Pronouncements

Management has reviewed and evaluated new accounting pronouncements and determined that none apply to the Company at this time.

3.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 5), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of 379,505.  The Company received a cash payment of $47,438 during the year ended December 31, 2012, leaving a receivable, net of discount, of $324,476 due at December 31, 2012.

4.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS, CONTINUED:

Equipment

At December 31, 2012 and 2011, the Company’s equipment classifications were as follows:

	2012	2011
Exploration and mining equipment	$ 1,629,150	$ 3,033,714
Vehicles and rolling stock	413,678	377,190
Office and other equipment	67,317	61,905
Total	2,110,145	3,472,809
Accumulated depreciation and amortization	(1,582,483)	(1,494,079)
Equipment, net of depreciation
and amortization	$ 527,662	$ 1,978,730

Of the Company’s assets, $1,346,446 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $373,459 for 2012. Assets of $1,498,939 and $1,973,870 being depreciated over corresponding periods, respectively, resulted in total depreciation of $404,044 for 2011.

Mining Properties and Claims

At December 31, 2012 and 2011, the Company’s mining properties and claims were as follows:

	2012	2011
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	54,014	66,330
Asset retirement obligations	245,942	245,942
Total	$ 598,956	$ 611,272

5.

JOINT VENTURES

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding to the JV and the Company of loans that, subject to the timing of production, are estimated to eventually total approximately $10.5 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production.

In addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount, netting $900,000 to the Company, prior to discount (see Note 3 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.

JOINT VENTURES, CONTINUED

NyacAU also agreed to advance Goldrich $950,000 at the greater of prime plus 2% or 10% interest for direct exploration drilling costs at the Company’s Chandalar property to be performed by Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The Company did not initiate a drilling program for 2012, and the $950,000 funding for the drilling costs were not advanced by NyacAU to the Company or the drilling company.

The manager of NyacAU, in negotiating the joint venture agreement, was granted 300,000 five-year stock options at an exercise price of $0.20 per share from the Company’s equity incentive plan. The options were issued during the quarter ended June 30, 2012. The options were determined to have a fair value of $54,300 and were accounted for as part of the Company’s investment in the joint venture. The Company’s investment in the joint venture included $1,000 cash remitted to GNP to fund GNP’s bank account, for a total investment of $55,300 in the joint venture.

6.

RELATED PARTY TRANSACTIONS

In connection with the employment of the President and Chief Executive Officer (“CEO”) in October 2009, the Company issued 750,000 options as described in Note 9, which vested in three equal tranches, the final of which vested in October 2011. Beginning in October 2012, this officer elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $56,500 has been deferred and is included in related party deferred compensation at December 31, 2012. This officer also loaned the Company $21,000 which is included in the related party loan payable at December 31, 2012.

At December 31, 2012 and 2011, interest payable of $11,338 is due to the Company’s now-former Chief Operating Officer, in connection with the settlement of notes payable in gold, as described in Note 7 below and $11,334 payable to this officer in connection with consulting work that he provided during 2012.  These amounts are included in related party payable at December 31, 2012.

At December 31, 2012 and 2011, $14,406 and $11,628, respectively, has been accrued for fees due to the Company’s Chief Financial Officer and is included in the related party payable. Total compensation to the officer’s firm for his services were $57,944 and $107,580 for 2012 and 2011, respectively.

7.   NOTES PAYABLE IN GOLD

During the year ended December 31, 2011, the Company settled all notes payable in gold. After settlement, the Company had no further obligations under the notes payable in gold except $22,555 of accrued interest due under notes satisfied by delivery of gold. The total loss recognized for settlement for the year ended December 31, 2011 was $1,946,684.

8.

EQUIPMENT NOTES PAYABLE

Note Payable Original Balance	Interest Rate	Length of Note	Monthly Payment	Balance at December 31, 2011
$ 258,380	4.72%	48 months	$ 5,918	$ 151,299
166,280	7.90%	36 months	5,204	74,048
246,678	8.75%	36 months	7,816	151,669
88,511	8.75%	36 months	2,804	54,422
		Total	$ 21,742	$ 431,438

8.

EQUIPMENT NOTES PAYABLE, CONTINUED:

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

All of the notes were collateralized by a security interest in the respective equipment. In December 2012, the Company sold this equipment (see Note 5, Joint Ventures), and the liabilities under the notes were assumed by the purchaser.

9.

STOCKHOLDERS’ EQUITY

Private Placements

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

On January 31, 2011 and February 1, 2011, the Company issued a total of 10,931,982 common shares for conversion of certain notes payable in gold. On July 29, 2011, the Company issued a total of 2,029,908 common shares for conversion of additional notes payable in gold. See Note 6 Notes Payable in Gold.

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

9.

STOCKHOLDERS’ EQUITY, CONTINUED:

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

On May 4, 2012, the Company closed a private placement in connection with its joint-venture agreement with NyacAU, LLC of 2,364,864 shares of the Company at a price of $0.148 per share and resulted in net proceeds to the Company of $349,860.

Series A Convertible Preferred Stock:

In 2008, the Company completed the offer and sale of 225,000 shares of Series A Preferred stock in the Company, and in 2009, completed the offer and sale of an additional 250,000 shares of preferred stock, resulting in net proceeds of $475,000 to the Company. During 2009, and again in 2010, a preferred shareholder exercised his right to convert 50,000 Series A Preferred Stock for 300,000 shares of common stock, leaving a remaining balance of 425,000 shares of preferred stock outstanding at December 31, 2010. During 2011, a preferred shareholder exercised his right to convert 250,000 Series A Preferred Stock for 1,500,000 shares of common stock, leaving a remaining balance of 175,000 shares of preferred stock outstanding at December 31, 2012. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at December 31, 2012, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.

STOCKHOLDERS’ EQUITY, CONTINUED:

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

•

Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. As of December 31, 2012 and December 31, 2011, the Company had total dividends in arrears of $112,416 and $95,274, respectively. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 1,050,000 and 1,050,000 common shares for the years ended December 31, 2012 and 2011, respectively.

Stock Warrants:

There were no warrants issued in 2012 and 2011 of a nature that required fair value estimates. The following is a summary of warrants for December 31, 2012:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2011	457,518	0.65	Mar 31, 2014(5)
Warrants exercised February 18, 2011	(35,000)	0.20
Warrants expired in 2011	(122,500)
Outstanding and exercisable at December 31, 2011	300,018
Outstanding and exercisable at December 31, 2012	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	2,052,995	0.55	Mar 31, 2014(5)
Warrants exercised February 18, 2011	(1,393,332)	0.20
Outstanding and exercisable at December 31, 2011	659,663
Outstanding and exercisable at December 31, 2012	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2011	599,772	0.20	Mar 31, 2014(5)
Outstanding and exercisable at December 31, 2011	599,772
Outstanding and exercisable at December 31, 2012	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2011	4,169,850	0.36	Mar 31, 2014(5)
Outstanding and exercisable at December 31, 2011	4,169,850
Outstanding and exercisable at December 31, 2012	4,169,850
Class H Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2011	5,125,936
Outstanding and exercisable at December 31, 2012	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued May 31, 2011 (2)	5,125,935	0.40	May 31, 2016
Warrants issued July 29, 2011 (3)	7,317,978	0.40	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.40	November 21, 2016
Outstanding and exercisable at December 31, 2011	13,906,413
Outstanding and exercisable at December 31, 2012	13,906,413
Class J Warrants: (Issued for Private Placement)
Warrants issued July 29, 2011 (3)	7,317,978	0.30	July 29, 2016
Warrants issued November 21, 2011 (4)	1,462,500	0.30	November 21, 2016
Outstanding and exercisable at December 31, 2011	8,780,478
Outstanding and exercisable at December 31, 2012	8,780,478
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2012	33,542,130	0.29

(1)

Includes 196,297 warrants issued for commissions and finder’s fees.

(2)

Includes 196,296 warrants issued for commissions and finder’s fees.

(3)

Includes 412,549 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(4)

Includes 212,500 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(5)

In March of 2012, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates. In February 2013, subsequent to the year ended December 31, 2012,the expiration dates of the Class E, F, F-2 and G warrants were extended to March 31, 2014. No other terms were modified.

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation, compared with 6 months in the case of options issued under the Restated 2003 Share Incentive Plan in effect until May of 2008. The 2008 Plan authorizes the issuance of up to 5,400,000 shares of common stock which includes the 1,200,000 shares reserved for issuance under the Restated 2003 Share Incentive Plan, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2012, there were a total of 1,780,000 shares available for grant in the 2008 Plan, and 3,570,000 options outstanding.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation, continued:

On October 19, 2009, the Company issued 750,000 options with a 5-year life in connections with the appointment of a new Chief Executive Officer, 250,000 of which vested immediately, with 250,000 vesting on October 19, 2010 and the final 250,000 vesting on October 19, 2011. The fair value of options was determined using a Black Scholes model, resulting in a total fair value of $285,000 for these options. This value was recognized ratably over the vesting period. At December 31, 2012 and 2011, the Company recognized share-based compensation for this key employee of $0 and $38,000, respectively, which represents the total weighted average grant-date fair value of the options granted and vested during the year. Subsequent to the year ended December 31, 2012, in February 2013, the Company’s Board of Directors canceled these options and issued 750,000 new options with identical grant price and terms of exercise with a 6 year, 8 month life.

During 2011, the Company issued 545,000 options to employees and contractors working at our Chandalar property. Vesting milestones occurred in the Company’s fourth quarter of 2011 at which time 40,000 options were forfeited. The fair value of these options was determined using a Black Scholes model, resulting in a total fair value of $85,191 for these options. Of this value, $62,279 was recognized in the fourth quarter of 2011, when service and vesting milestones were reached.  During 2012, 300,000 options were forfeited resulting in a reversal of previously recognized compensation expense of $14,568. No further option expense was recognized.

On May 2, 2012, the Company issued 300,000 options with a 5-year life in connection with a joint-venture with NyacAU, LLC (see Note 5 Joint Ventures).  The options vested immediately and the fair value of options was determined using a Black Scholes model, resulting in a total fair value of $54,300 for these options.

For the years ended December 31, 2012 and 2011, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2012	2011
		Low High
Risk-free interest rate	1.75%	1.75% 1.75%
Expected dividend yield	--	-- --
Expected term (in years)	5	2 10
Expected volatility	146.6%	101.3% 107.6%

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

9.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation, continued:

A summary of stock option transactions for the years ended December 31, 2012 and 2011 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,065,000	$ 0.29		$0
Granted	545,000	$ 0.24
Forfeited	(40,000)	$ 0.24
Options outstanding at December 31, 2011	3,570,000	$ 0.29	5.14	$0
Granted	300,000	$ 0.24
Forfeited	(300,000)	$ 0.24
Options outstanding at December 31, 2012	3,570,000	$ 0.28	4.41	$0
Options exercisable at December 31, 2012	3,570,000	$ 0.28	4.41	$0
Options available for future grants	1,780,000

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2012 and 2011 was $0.18 and $0.19 per share, respectively. There were no options exercised during 2012 and 2011.

10.

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

Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31,	December 31,
	2012	2011

Asset Retirement Obligation – beginning balance	$ 264,282	$ 254,118
Incurred	-	-
Accretion	10,572	10,164
Addition and changes in estimates	-	-
Settlements	-	-
Asset Retirement Obligation - ending balance	$ 274,854	$ 264,282
Accrual for environmental remediation	50,000	50,000
Total Remediation liability and asset retirement obligation	$ 324,854	$ 314,282

The accrual of $50,000 at December 31, 2012 and 2011 is for anticipated costs to remedy a small environmental contamination caused by activities of a previous operator next to an inactive mill site.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2012 and 2011. For each year then ended, management cannot determine that it is more likely than not that the Company will realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an expected combined federal and state tax rate of 43%.

Following are the components of such assets and allowances at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 416,000	$ 504,000
Unrecovered promotional and exploratory costs	161,000	161,000
Non-deductible accrued remediation costs	28,000	28,000
Non-deductible share based compensation	349,000	355,000
Net operating loss carryforwards	8,789,000	7,906,000
Total deferred tax assets	9,743,000	8,954,000
Less valuation allowance	(9,743,000)	(8,954,000)
Net deferred tax assets	$ -	$ -

At December 31, 2012 and 2011, the Company had federal tax-basis net operating loss carryforwards totaling $20,430,378 and $18,376,248 respectively, which will expire in various amounts from 2019 through 2032. The Company also had state tax-basis net operating loss carryforwards totaling $20,472,335 and $18,424,705, respectively, which will expire in various amounts from 2013 through 2032. For federal and state taxes, the Company uses depreciation methods and asset lives comparable to methods and lives used for financial statement presentation, therefore no deferred tax asset or liability for property, plant and equipment is recognized.

	2012		2011
Federal income tax benefit based on statutory rate	$ (628,000)	34.0%	$ (2,077,000)	34.0%
State income tax benefit net of federal taxes	(166,000)	9.0%	(550,000)	9.0%
Effect of change in state tax status	-	0.0%	6,000	(0.1)%
Permanent differences	5,000	(0.3)%	4,000	(0.1)%
Increase in valuation allowance	789,000	(42.7)%	2,617,000	(42.8)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company’s tax years from 2009 through 2012 remain open for examination.

12. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies at this time.

13.

SUBSEQUENT EVENTS

On April 3, 2013, the Company entered into notes payable in gold totaling approximately $600,000, with gold ounces calculated at a 25% discount to market price on the date of sale. A total of approximately 500 ounces of gold was contracted for delivery to note holders in November 2014. A finder's fee of 7% of the proceeds is payable to independent parties. For each dollar loaned under these notes payable in gold, the holder also received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue.  In the event that the Company’s shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, the Company has the right to force exercise of the warrants.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Exchange Act). Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and concluded that it is effective.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Board of Directors held four meetings in 2011 and three meetings in 2012.

James K. Duff resigned from the Board of Directors on February 12, 2013 in conjunction with his retirement. A new board member has not yet been identified or elected. There are now two vacancies on the board, the first created with the resignation of James Fish in 2010.

James K. Duff served as Chairman of the Board in 2012, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

Richard R. Walters resigned from the Company as Vice President and Chief Operating Officer effective on January 1, 2011 in conjunction with his retirement. He has continued as a director of the Company and remains available to management as a professional geologist on a consulting basis.

The following table and information that follows sets forth, as of December 31, 2012, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson	43

Mr. Atkinson became a Director of the Company on May 7, 2007. Mr. Atkinson spends about 15 hours a month on matters related to Goldrich. He is currently managing FG Investments, a Global Investment Advisor focused on commodities located in the Republic of Mauritius. In April 1999, he co-founded Forza Partners, L.P. and currently serves as portfolio manager. Forza Partners, L.P. is a hedge fund focused on the precious metals sector. In April 1997, he co-founded and, until December 1999, managed Tsunami Partners, LP, a fund located in Fort Worth, Texas. Mr. Atkinson has been an affiliate of the Market Technicians Association (MTA) since March 1994 and received MTA accreditation as a Chartered Market Technician (CMT) in July 2001. Mr. Atkinson received a B.A. in Economics from the University of Texas at Austin.

Charles C. Bigelow	81

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

Mr. Duff served as Chairman of the Board of Directors since October 19, 2009 through his retirement on February 12, 2013, and from June 24, 2003 through March 14, 2007. Mr. Duff spent approximately 10 hours per month on matters related to Goldrich. He is a geologist with over 40 years of diverse international experience in the mining industry. Mr. Duff is the former Chief Operating Officer of Minera Andes Inc.  In January 2012, Minera Andes merged with US Gold Mining Corporation to form McEwen Mining, Inc., a public company traded on the New York and Toronto stock exchanges.  Previously he worked for Coeur d’Alene Mines Corporation, a public company traded on the New York Stock exchange, for 18 years where he was President of South American Operations and prior to that Vice President of Business Development. Between April 2004 and September 2005, he was the President and Chief Executive Officer of American International Ventures. Mr. Duff has a BS degree in geology from the Mackay School of Mines at the University of Nevada and an MS degree in geology from the University of Idaho. Mr. Duff has completed graduate studies in international business management at the Whitworth University School of Global Management and Commerce in Spokane, Washington and the Program for Management Development at the Harvard School of Business. Mr. Duff is a past President and honorary Life Member of the Northwest Mining Association and a Registered Professional Geologist.

Kenneth S. Eickerman	54

Mr. Eickerman became a director on March 4, 2004. Mr. Eickerman spends approximately 12 hours per month on matters related to Goldrich. Mr. Eickerman received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Mr. Eickerman has served as Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer. From January of 2004 to April of 2004 he was the Chief Financial Officer for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian public company trading on the Toronto Ventures Exchange. Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

William Orchow	67

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

William V. Schara	56

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2005 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004 he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company. Mr. Schara has more than 25 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Richard Walters	68

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

Ted R. Sharp	56

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. Mr. Sharp spends approximately 50% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company trading on the FINRA OTCBB. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance. We have entered into a management consulting contract with Mr. Sharp, engaging him and his firm on a part-time basis.

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

The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

The members of the Audit Committee during 2012 were Mr. Eickerman (who acts as Chairman), Mr. Orchow and Mr. Duff. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during the year ended December 31, 2011 and four meetings in 2012. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

During 2012, Mr. Eickerman and Mr. Duff were members of the Compensation Committee; this Committee does not have a charter. Mr. Eickerman is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (“the Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held one meeting in 2011 and none in 2012.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Schara and Mr. Walters; this Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2011 or in 2012.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert as set forth in Item 401 of Regulation S-K, as promulgated by the SEC.  Mr. Eickerman is independent as defined under Rule 5605(c)(2) of NASDAQ listing rules and under Rule 10A-3 of the Exchange Act.

Recommendation to the Board of Directors

There have been no changes in the Company’s procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Legal Proceedings, Cease Trade Orders and Bankruptcy

As of the date of this Annual Report, no director or executive officer of our Company and no shareholder holding more than 5% of any class of our voting securities, or any associate of any such director, officer or shareholder is a party adverse to us or any of our subsidiaries or has an interest adverse to us or any of our subsidiaries.

During the past ten years, no director, director nominee or executive of Goldrich has:

(a)

filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b)

been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's activities in any type of business, securities, trading, commodity or banking activities;

(d)

been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)

been found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission, or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)

been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara voluntarily elected to defer 100% of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. At December 31, 2010, a total of $171,290 of deferred salary had been accrued and included in payable to related parties. All deferred salary payable at December 31, 2010 was paid in May 2011. At December 31, 2012 a total of $56,500 of deferred salary has been accrued and included in payable to related parties. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. As of December 31, 2010, Mr. Sharp had not been paid for $69,041 of services provided by his firm. All accrued compensation payable at December 31, 2010 was paid in May 2011. At December 31, 2012 a total of $14,405 has been accrued and included in payable to related parties.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent year is as follows:

Summary Compensation Table
Name(1) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William V. Schara(2)	2012	180,000	-	-	-	-	180,000
Principal Executive Officer	2011	180,000	-	-	-	-	180,000
Ted R. Sharp(3)	2012	57,944	-	-	-	-	57,944
Principal Financial Officer	2011	107,580	-	-	-	-	107,580
Donald G. Strachan(4)	2012	-	-	-	(37,480)	3,440	(34,040)
Operations Manager	2011	-	-	-	56,220	105,000	161,220

(1)

No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

(2)

Beginning in October 2012, Mr. Schara elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. Of this total, an amount of $56,500 has been deferred and is included in related party deferred compensation in the Company’s Balance Sheet.

 (3)

Fees were paid to Mr. Sharp’s consulting firm, Sharp Executive Associates, Inc., and include compensation for all staff members for all functions performed for the Company during 2011 and 2012.

(4)

Mr. Strachan’s Option Awards for 2011 represent the grant date fair value of options of $56,220 to purchase 300,000 common shares, computed in accordance with ASC 718. During 2012, Mr. Strachan’s contract was terminated, resulting in a reversal of compensation expense for his forfeited options.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2012)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William V. Schara Principal Executive Officer	750,000 50,000	0 0	0 0	$0.405 $0.65	Oct 19, 2019 Mar 29, 2016	0 0	0 0	0 0	0 0
Ted R. Sharp Principal Financial Officer	50,000	0	0	$0.40	Mar 1, 2016	0	0	0	0

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

The employment plan for Mr. Schara includes a two-year severance provision (or a three-year provision under a change in control), wherein the Company would be required to pay him a lump-sum severance equal of two years (or three years under a change of control) of his annual salary at termination due to reasons other than termination for cause.

Director Compensation

The Directors receive $500 for each board meeting and $300 for each committee meeting. Any officer who is also a board member does not receive fees for service on the board.

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 9 to our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2011 are included in the Beneficial Ownership table and notes below. There have been no option awards to any officer or director during 2012.

Director Compensation (2012)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	1,000	0	0	0	0	0	1,000
Charles G. Bigelow(4)	1,500	0	0	0	0	0	1,500
James K. Duff(5)	2,400	0	0	0	0	0	2,400
Kenneth S. Eickerman(6)	2,700	0	0	0	0	0	2,700
William Orchow(7)	2,700	0	0	0	0	0	2,700
Richard Walters(8)	1,500	0	0	0	0	0	1,500

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2012 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	Richard R. Walters, Director, Former Chief Operating Officer and President	3412 S. Lincoln Dr. Spokane, WA 99203	1,571,419	(4)	1.64%
Common Stock	William Orchow, Director	67 P Street Salt Lake City, UT 84103	503,333	(3)(6)	*
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Ct Anchorage, AK 99515	470,000	(2)(3) (5)	*
Common Stock	James K. Duff, Chairman and Director	3882 Player Drive Coeur d’Alene, ID 83815	617,903	(2)(3) (5)(13)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	320,833	(3)(6)	*
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	8,355.719	(10)	8.66%
Common Stock	William V. Schara, Chief Executive Officer, Former Chairman and Director	3221 S. Rebecca Spokane, WA 99223	2,190,833	(9)	2.26%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	648,182	(8)	*
Common Stock	All current executive officers and directors as a group		14,688,222	(7)	14.72%
5% or greater shareholders

Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	8,355,719	(10)	8.66%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	8,891,663	(11)	9.12%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	31,592,714	(12)	28.25%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 95,506,719 shares outstanding on December 31, 2012, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. In 2012, similar to 2010, the Chief Executive Officer elected to defer his salary until we are successful in securing financing sufficient to fund future operations. At December 31, 2012 a total of $56,500 of deferred salary has been accrued and included in payable to related parties. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company.

At December 31, 2012, $14,405 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2012.

A total of $40,700 has been accrued for directors and related party consultants, of which $11,800 was accrued during the year ended December 31, 2012.

Director Independence

Our Board of Directors has analyzed the independence of each director and nominee and has determined that the members of our Board of Directors listed below are independent as that term is defined under Rule 5605(a)(2) of the NASD listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with us, except as a director and shareholder:

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

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2012 and 2011:

Type of fee:	2012	2011	Description

Audit fees:	$40,000	$44,000	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	4,900	10,500
Total	$44,900	$54,500

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

3.4	Bylaws, incorporated by reference to exhibit 3.3 to Form SB-2/A (333-133216), as filed July 6, 2006
4.1	Statement of Designation of Shares of Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.5	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.6	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.7	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.8	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
10.2

Independent Contractor Agreement, dated as of January 1, 2009, among Goldrich Mining Company, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.36 to Form 10-K (001-06412), as filed April 3, 2009

10.3

Oral agreement to extend Independent Contractor Agreement,  dated February 10, 2010, among Goldrich Mining Company, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.38 to Form 10-K (001-06412), as filed April 6, 2010

10.4	Form of Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed April 1, 2010
10.5	Form of Alluvial Gold Forward Sales Contract Confirmation Letter, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed April 1, 2010
10.6	Form of Unit Subscription Agreement, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed April 1, 2010
10.7	Form of Unit Subscription Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
10.8

Employment Agreement, dated as of December 20, 2010, between Goldrich Mining Company and William V. Schara, incorporated by reference to exhibit 10.46 to Form S-1 (333-171550), as filed January 4, 2011

10.9	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.10	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.11	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.12	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.13	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.14	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.15	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
23.1	Consent of James C. Barker, a Certified Professional Geologist
23.2	Consent of Robert Murray, a Certified Professional Geologist
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  April 15, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 15, 2013

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 15, 2013

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 15, 2013

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

April 15, 2013

            /s/ William Orchow

William Orchow, Director

Date:

April 15, 2013

           /s/ William Schara

William Schara, Director and Chief Executive Officer

Date:

April 15, 2013

          /s/ Richard R. Walters

Richard R. Walters, Director

Date:

April 15, 2013

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer