Form 10-Q
period 2013-03-31
GOLDRICH MINING CO
filed 2013-05-20
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 20, 2013:     95,506,719

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

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

21

Item 3.  Defaults upon Senior Securities

21

Item 4.  Mine Safety Disclosures

21

Item 5.  Other Information

21

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 643,164	$ 44,395
Prepaid expenses	82,872	60,332
Receivable for equipment sale, net	187,001	324,476
Other current assets	52,819	52,831
Total current assets	965,856	482,034

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	460,089	527,662
Mining properties and claims	598,956	598,956
Total property, plant, equipment and mining claims	1,059,045	1,126,618

Other assets:
Deferred financing costs	44,143	-
Investment in joint venture	55,300	55,300
Total other assets	99,443	55,300
Total assets	$ 2,124,344	$ 1,663,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 432,764	$ 357,150
Related party loan payable	21,000	21,000
Related party deferred compensation	79,000	56,500
Related party payable	69,299	52,303
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	624,146	509,036

Long-term liabilities:
Notes payable in gold, net of discount	616,795	-
Remediation liability and asset retirement obligation	327,603	324,854
Total long-term liabilities	944,398	324,854
Total liabilities	1,568,544	833,890

Stockholders' equity:
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preferences	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 95,506,719 issued and outstanding	9,550,672	9,550,672
Additional paid-in capital	14,720,918	14,673,054
Deficit accumulated during the exploration stage	(23,890,790)	(23,568,664)
Total stockholders’ equity	555,800	830,062
Total liabilities and stockholders' equity	$ 2,124,344	$ 1,663,952

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	1,034,573
Exploration expense	24,298	157,743	8,777,054
Depreciation and amortization	67,573	100,039	1,951,323
Management fees and salaries	102,587	62,825	3,552,769
Professional services	39,973	43,887	2,073,438
Other general and admin expense	50,186	62,381	2,525,951
Office supplies and other expense	2,565	1,990	404,465
Directors' fees	14,700	6,400	796,775
Mineral property maintenance	13,619	11,894	243,260
Reclamation and miscellaneous	596	31	134,679
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	458,727
Total operating expenses	316,097	447,190	22,031,586

Other (income) expense:
Gain on legal judgment	-	-	(127,399)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(4,849)	(31)	(304,922)
Interest expense and finance costs	11,483	2,744	1,453,291
Loss on settlement of debt	-	-	1,946,684
Loss (gain) on foreign currency translation	(605)	(606)	72,868
Total other (income) expense	6,029	2,107	2,542,440

Net loss	$ 322,126	$ 449,297	$ 23,890,790

Preferred dividends	2,695	2,182
Net loss available to common stockholders	$ 324,821	$ 451,480

Net loss per common share – basic and diluted	$ Nil	$ Nil

Weighted average common
shares outstanding-basic and diluted	95,506,719	93,141,855

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (322,126)	$ (449,297)	$ (23,890,790)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	67,573	100,039	1,954,992
Loss on disposal of equipment and mining property	-	-	462,110
Stock based compensation	40,275	8,371	1,716,541
Compensation paid with equipment	-	-	4,063
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	(4,840)	-	(18,306)
Amortization of discount on notes payable in gold	8,890	-	789,409
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	-	-	130,000
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of asset retirement obligation	2,749	2,643	23,485

Change in:
Prepaid expenses	(22,540)	(17,942)	(82,873)
Other current assets	12	(596)	(52,819)
Accounts payable and accrued liabilities	94,788	75,686	464,198
Related party deferred compensation	22,500	-	79,000
Related party payable	(2,179)	(1,275)	79,462
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash provided (used) - operating activities	(114,898)	(282,371)	(15,912,401)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Funds advanced by Nyac in equipment purchase	-	-	244,475
Investment in joint venture – Goldrich Nyac Placer, LLC	-	-	(1,000)
Payment received from receivable for equipment sale	142,315	-	189,753
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	(32,238)	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash provided (used) - investing activities	142,315	(32,238)	(1,763,974)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited) Continued:
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 121,000
Payments on related party debt	-	-	(100,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	12,988,444
Proceeds from notes payable in gold, net of offering costs	571,352	-	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchases of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	-	(57,826)	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided (used) - financing activities	571,352	(57,826)	18,319,539

Net increase (decrease) in cash and cash equivalents	598,769	(372,435)	643,164

Cash and cash equivalents, beginning of period	44,395	585,694	-
Cash and cash equivalents, end of period	$ 643,164	$ 213,259	$ 643,164

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 7,712	$ 162,618
Non-cash investing and financing activities:
Mining claims purchased - common stock	-	-	43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	-	-	1,240,988
Additions to property, plant and equipment paid in gold	-	-	10,966
Debt assumed by purchaser of equipment	-	-	276,020
Receivable from purchaser of equipment	-	-	379,505
Issuance of options for investment in joint venture	-	-	54,300
Additions to property, plant and equipment paid in gold	-	-	10,966
Accounts payable satisfied with equipment	-	-	10,000
Related party liability converted to common stock	-	-	301,086
Issuance of warrants for deferred financing
costs of convertible debenture	-	-	30,000
Issuance of common stock upon conversion of
convertible debenture	-	-	1,000,000
Issuance of common stock upon conversion of
preferred shares	-	-	300,000
Issuance of common stock upon conversion of
notes payable in gold	-	-	3,458,794
Issuance of common stock for finder’s fees	-	-	109,228
Notes payable satisfied with gold	-	-	632,615
Capital lease satisfied with equipment notes payable	-	-	335,190
Dividend payable on preferred stock	-	-	22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

Consolidation of and Accounting for Subsidiaries

At March 31, 2013, the consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer LLC.  Intercompany items and transactions between companies included in the consolidation are eliminated.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

	March 31,	March 31,
For periods ended	2013	2012

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,165,000	3,570,000
Warrants	33,849,630	33,542,130
Total possible dilution	38,064,630	38,162,130

For the three-month periods ended March 31, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

Fair Value Measures

Our financial instruments consist principally of cash, receivalble from equipment sale and notes payable in gold. These instruments do not require recurring re-measurement at fair value.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company entered into notes payable in gold, generating $571,352 net cash and received $142,315 from receivables for equipment sold in the previous year. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. We have sufficient cash to fund our administrative operations for approximately one year, funded by cash received from a note receivable for $187,001, which will be received in four approximately equal payments through July 2013, and gold forward sales completed during the quarter ended March 31, 2013.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $79,000 has been deferred and is included in related party deferred compensation at March 31, 2013. This officer also loaned the Company $21,000 which is included in the related party loan payable at March 31, 2013.

A total of $11,338 interest is payable at March 31, 2013 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011 and $8,120 is payable to this officer in connection with consulting work that he provided during the three months ended March 31, 2013. These amounts are included in related party payable.

An amount of $14,406 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2012. During 2013, $12,000 was paid in cash, and at March 31, 2013, $15,441 had been accrued, including $13,035 for services performed during the three months ended March 31, 2013.  This amount is included in related party payable.

A total of $40,700 had been accrued for directors fees at December 31, 2012.  For the three months ended March 31, 2013, an additional $14,700 has been accrued for services performed during the period, for a total of $55,400 which is included in related party payable.

4.

NOTES PAYABLE IN GOLD

During the three month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds contractually obtained, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered into during the three month period ended March 31, 2013, the holder received one half of a common stock purchase warrant.  Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. A portion of the cash proceeds from the notes were allocated to the warrants, resulting in an increase in additional paid in capital and a discount on the notes payable in gold of $7,590.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

The fair value of warrants issued with the notes payable in gold was estimated at the date of issuance using the Black-Scholes fair value model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

March 31, 2013

Risk-free interest rate	0.24% - 0.29%
Expected dividend yield	--
Expected term (in years)	2
Expected volatility	132.2% - 138.5%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of warrant forfeitures and believes that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value.

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

At March 31, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $203,205 for a net liability of $616,795, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

5.

JOINT VENTURES

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding to the JV and the Company of loans that, subject to the timing of production, are estimated to eventually total approximately $10.5 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production.

In addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount, netting $900,000 to the Company, prior to discount (see Note 6 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

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

The manager of NyacAU, was granted 300,000 five-year stock options at an exercise price of $0.20 per share from the Company’s equity incentive plan. The options were issued during the quarter ended June 30, 2012. The options were determined to have a fair value of $54,300 and were accounted for as part of the Company’s investment in the joint venture. The Company’s investment in the joint venture included $1,000 cash remitted to GNP to fund GNP’s bank account, for a total investment of $55,300 in the joint venture.

6.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 5), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of $379,505. The Company received cash payments of $47,438 during the quarter ended December 31, 2012, and $142,315 during the quarter ended March 31, 2013, leaving a receivable, net of discounts, of $187,001 due at March 31, 2013.

7.

STOCKHOLDERS’ EQUITY

The following is a summary of warrants outstanding at March 31, 2013:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2012	300,018	0.65	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	300,018
Outstanding and exercisable at March 31, 2013	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	659,663	0.55	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	659,663
Outstanding and exercisable at March 31, 2013	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2012	599,772	0.20	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	599,772
Outstanding and exercisable at March 31, 2013	599,772
Class G Warrants: (for Private Placement)
Outstanding and exercisable at January 1, 2012	4,169,850	0.36	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	4,169,850
Outstanding and exercisable at March 31, 2013	4,169,850

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2012	5,125,936
Outstanding and exercisable at March 31, 2013	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (2)	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2012	13,906,413
Outstanding and exercisable at March 31, 2013	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (3)	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2012	8,780,478
Outstanding and exercisable at March 31, 2013	8,780,478
Class K Warrants: (Issued for Gold Notes)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at March 31, 2013	307,500
Weighted average exercise of warrants outstanding and weighted average exercise price at March 31, 2013	33,849,630	0.36

(1)

Includes 196,297 warrants issued for commissions and finder’s fees.

(2)

Includes 196,296 warrants issued for commissions and finder’s fees.

(3)

Includes 412,549 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(4)

Includes 212,500 warrants issued for commissions and finder’s fees for each of Class I and J Warrants.

(5)

On March 21, 2012, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates.  In February 2013, the expiration dates of the Class E, F, F-2 and G warrants were extended to March 31, 2014.  No other terms were modified.

Stock-Based Compensation:

During 2013, the Company issued 25,000 options to an employee. The fair value of these options was determined using a Black Scholes model, resulting in a total fair value of $2,700 for these options. The fair value of the options was estimated on the issue date using the following weighted average assumptions:

Risk-free interest rate	1.75%
Expected dividend yield	--
Expected term (in years)	10
Expected volatility	142.4%

In 2009, the Company issued 750,000 options to the President and CEO for a term of five-years.  On February 20, 2013, the board voted to cancel the options and issue new options at the same exercise price of $0.405 to effectively extend to a total of 10-years with the same strike price.  This resulted in an additional fair value of $37,575 for these options.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,570,000	$ 0.28
Issued	775,000	0.395
Canceled/Forfeited	(1,180,000)	0.334
Outstanding at March 31, 2013	3,165,000	$ 9.29

For the three-month periods ended March 31, 2013 and 2012, the Company recognized share-based compensation for employees of $40,275 and $8,371, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary potential source of the gold becoming evident. As a result of our exploration we have discovered gold mineralization disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. This type of deposit is typically large and low grade, but capable of containing significant amounts of extractable gold, some worldwide examples in the millions of ounces.

Our Chandalar gold property does not have proven or probable reserves under SEC Industry Guide 7 standards and our operations at the property and those of our joint venture with NyacAU as described below are exploratory in nature.

2013 Exploration Plans

Securing outside financing for exploration in the current market continues to be difficult. We did not perform any significant exploration activities in 2012. Subject to receiving sufficient financing, our principal exploration target is the newly identified hard-rock stratabound gold target and we plan to continue a diamond-core drilling program to explore this structure. The drilling would test a zone of schist, or sequence of schist beds, that our geologists have identified as fertile for discovery of a stratabound type of gold deposit. Our targeted drilling area is approximately 1,800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district. An independent contractor would be used for the diamond-core drilling and independent certified laboratories would be used for analyses. The estimated cost for the entire program is approximately $1.5 to $2.0 million dollars.

2013 Planned Mining Activities by Joint Venture

In 2012, we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. Under the terms of the joint venture agreement (the “Agreement”), NyacAU agreed to provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $10.45 million. The loans are to be repaid from future production.

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

Gold production at Goldrich’s Chandalar property is expected to begin by mid-June 2013. GNP completed mine construction at Chandalar during 2012. Continued stripping of overburden and stockpiling of placer pay gravels is planned to begin in May 2013. Gold production will be approximately from mid-June to mid-September of each year.   The production goal for 2013 is 8,500 ounces of fine gold and approximately 10,000 ounces per season thereafter. Total production could substantially increase if a second gold recovery plant is installed. All costs up to commercial production, are required to be funded by NyacAU and will be paid back from cash flow from gold production.

On May 9, 2013, we reported GNP has successfully completed mobilizing equipment and supplies needed for its placer drill program and placer mining operation for the 2013 summer season at Chandalar. Equipment and supplies with an approximate value of $4 million were delivered over the 90-mile winter trail between Coldfoot, Alaska and Chandalar. Total investment in equipment and assets mobilized to the site for both exploration and mining activities, including equipment previously purchased, now exceeds $7 million.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We anticipate that we will incur approximately $636,000 for general operating expenses over the next 12 months as of March 31, 2013. We currently have sufficient cash to support the Company through 2013.

The $10.45 million financing described above in Joint Venture Agreement included $950,000 for an exploration program and general operating costs in the form of financed drilling costs. The exploration program, including this funding, was deferred due to lack of funds to fully execute the planned drill program in 2012.

During the three month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered into during the three month period ended March 31, 2013, the holder received one half of a common stock purchase warrant.  Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. The Company recognized an additional discount of $10,247 for the fair value of the warrants.

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

At March 31, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $203,205 for a net liability of $616,795, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

During the quarter ended March 31, 2013, we generated $571,352 net cash from the notes payable in gold and received $142,315 from receivables for equipment in the previous year.

The Company plans to raise the financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Current capital markets, the fluctuation of gold prices and general economic conditions in the United States may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCOB in the United States.

Going Concern

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a “going concern” qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2012, and the quarter ended March 31, 2013, we incurred losses and negative cash flows from operating activities for the periods then ended. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We have sufficient cash to fund our administrative operations for approximately one year, funded by cash received from a note receivable for $187,001, which will be received in four approximately equal payments through July 2013, and gold forward sales completed during the quarter ended March 31, 2013.

With the exception of gold sales revenue in 2009 and 2010, we currently have no historical recurring source of revenue sufficient to support on-going operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to attain profitability in a gold extraction operation, or to obtain additional financing as may be required. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers, joint ventures or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash.

Results of Operations for the Quarter ended March 31, 2013

On March 31, 2013 we had total liabilities of $1,568,544 and total assets of $2,124,344. This compares to total liabilities of $833,890 and total assets of $1,663,952 on December 31, 2012. As of March 31, 2013, our liabilities consist of $616,795 for notes payable in gold, net of discounts, $327,603 for environmental remediation and asset retirement obligations, $432,764 of trade payables and accrued liabilities, $169,699 due to related parties, and $22,083 for dividends payable. Of these liabilities, $624,146 is due within 12 months. The increase in liabilities compared to December 31, 2012 is largely due to the gold notes entered into during the quarter ended March 31, 2013, and an increase in trade payables due to limited cash available during the quarter to meet operating needs. The increase in total assets was due to the cash received near the end of the quarter from notes payable in gold and increases in prepaid expenses for insurance premiums paid, offset by the decreases in the receivable from the sale of equipment due to payments received and depreciation taken on capital equipment. At the end of the quarter, we had cash available to meet short-term needs in paying trade accounts payable and reimburse the Chief Executive Officer for advances and funding previously made to fund certain company operating needs.

On March 31, 2013 we had working capital of $341,710 and stockholders’ equity of $555,801 compared to negative working capital of $27,002 and stockholders’ equity of $830,062 for the year ended December 31, 2013. Working capital increased due to the receipt of cash from the notes payable in gold, offset by the increase in trade accounts payable. Stockholders’ equity decreased due to the net loss for the quarter ended March 31, 2013.

During the quarter ended March 31, 2013, we used cash from operating activities of $114,898 compared to $282,371 for same period of 2012. The decrease in cash used is due to the deferral of exploration activities. As of March 31, 2013, we had accumulated approximately $20.8 million in federal and state net operating losses, respectively, which may enable us to generate approximately $20.8 million in net income prior to incurring any significant income tax obligation.  The net operating losses will expire in various amounts from 2013 through 2032.

During the quarter ended March 31, 2013, cash of $142,315 was provided by investing activities compared to cash used of $32,238 in 2012. We received cash of $142,315 from the receivable arising from the sale of equipment during the year ended December 31, 2012. We purchased no additional capital equipment in the March 2013 quarter, compared to purchases of $32,238 in the March 2012 quarter.

During the quarter ended March 31, 2013, cash of $571,352 was provided by financing activities from the proceeds of notes payable in gold, compared to cash used of $57,826 during the quarter ended March 31, 2012 for principal payments on equipment notes payable. Those equipment notes were assumed by the purchaser of the equipment.

Sale of Unregistered Securities

Notes Payable in Gold

During the three month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered into during the three month period ended March 31, 2013, the holder received one half of a common stock purchase warrant.  Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. The Company recognized an additional discount of $10,247 for the fair value of the warrants.

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

At March 31, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $203,205 for a net liability of $616,795, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

The Company has no subsequent events at this time.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial

Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective, and that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended March 31, 2013.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2013, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2013

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2013

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer