Form 10-Q
period 2013-06-30
GOLDRICH MINING CO
filed 2013-08-19
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 19, 2013:     95,506,719

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

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

20

Item 3.  Defaults upon Senior Securities

20

Item 4.  Mine Safety Disclosure

20

Item 5.  Other Information

21

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 367,445	$ 44,395
Prepaid expenses	59,618	60,332
Receivable for equipment sale, net	47,167	324,476
Other current assets	52,819	52,831
Total current assets	527,049	482,034

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	398,411	527,662
Mining properties and claims	598,956	598,956
Total property, plant, equipment and mining claims	997,367	1,126,618

Other assets:
Deferred financing costs	37,190	-
Investment in joint venture	55,300	55,300
Total other assets	92,490	55,300
Total assets	$ 1,616,906	$ 1,663,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 269,372	$ 393,376
Related party loan payable	-	21,000
Related party deferred compensation	62,500	56,500
Related party payable	26,119	16,077
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	380,074	509,036

Long-term liabilities:
Notes payable in gold, net	644,013	-
Remediation liability and asset retirement obligation	330,352	324,854
Total long-term liabilities	974,365	324,854
Total liabilities	1,354,439	833,890

Stockholders' equity:
Preferred stock; no par value, 9,000,000 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 95,506,719 and 95,506,719 issued and outstanding, respectively	9,550,672	9,550,672
Additional paid-in capital	14,720,919	14,673,054
Deficit accumulated during the exploration stage	(24,184,124)	(23,568,664)
Total stockholders’ equity	262,467	830,062
Total liabilities and stockholders' equity	$ 1,616,906	$ 1,663,952

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended June 30,		Through
	June 30,				June 30,
	2013	2012	2013	2012	2013
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation costs	-	-	-	-	1,034,573
Exploration expense	32,270	216,343	56,568	374,087	8,809,324
Management fees and salaries	57,350	55,044	159,938	117,869	3,610,119
Professional services	15,033	17,419	55,006	61,305	2,088,470
Other general and admin expense	72,519	100,936	122,704	163,317	2,598,470
Office supplies and other expense	3,021	4,435	5,586	6,425	407,486
Directors' fees	3,100	-	17,800	6,400	799,875
Mineral property maintenance	13,619	11,894	27,237	23,787	256,879
Depreciation	61,678	92,036	129,251	192,076	2,013,001
Reclamation and miscellaneous	-	2,385	596	2,416	134,679
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss on disposal of mining properties and equipment	-	-	-	-	458,727
Total operating expenses	258,590	500,492	574,686	947,682	22,290,175

Other (income) expense:
Gain on legal judgment	-	-	-	-	(127,399)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(2,486)	(1)	(7,335)	(32)	(307,408)
Interest expense and finance costs	37,230	13,744	48,714	16,487	1,490,522
Loss on settlement of debt	-	-	-	-	1,946,684
Loss (gain) on foreign currency translation	-	-	(605)	(605)	72,868
Total other (income) expense	34,744	13,743	40,774	15,850	2,577,185

Net loss	293,334	514,235	615,460	963,532	$ 24,184,124

Preferred dividends	2,212	6,660	4,907	11,108
Net loss available to common stockholders	$ 295,546	$ 520,895	$ 620,367	$ 974,640
Net loss per common share – basic and diluted	$ Nil	$ 0.01	$ 0.01	$ 0.01

Weighted average common
shares outstanding-basic and diluted	95,506,719	94,639,602	95,506,719	93,882,499

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (615,460)	$ (963,532)	$ (24,184,124)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	129,251	192,076	2,016,670
Loss on disposal of mining property	-	-	208,592
Loss on sale of equipment	-	-	253,518
Stock based compensation	40,275	16,131	1,716,541
Compensation paid with equipment	-	-	4,063
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	(7,320)	-	(20,786)
Amortization of discount on notes payable in gold	36,109	-	816,628
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	6,953	-	136,953
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of ARO liability	5,498	5,286	26,234

Change in:
Prepaid expenses	714	(13,761)	(59,618)
Related party receivable	-	(31,759)	(31,759)
Other current assets	12	(1,586)	(52,819)
Accounts payable and accrued liabilities	(124,004)	109,394	245,406
Related party payable	10,041	3,610	123,441
Related party deferred compensation	6,000	-	62,500
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(511,931)	(684,141)	(16,309,433)

Cash flows from investing activities:
Funds advanced by Nyac in equipment purchase	-	-	244,475
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	-	(1,000)	(1,000)
Payment received from receivable for equipment sale	284,629	-	332,067
Proceeds from the sale of equipment	-	-	64,624
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	(55,347)	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash used - investing activities	284,629	(56,347)	(1,621,660)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 121,000
Payments on related party debt	(21,000)	-	(121,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	346,577	12,988,444
Proceeds from notes payable in gold, net	571,352	-	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchase of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	-	(116,733)	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	550,352	229,844	18,298,539

Net increase (decrease) in cash and cash equivalents	323,050	(510,645)	367,445

Cash and cash equivalents, beginning of period	44,395	585,694	-
Cash and cash equivalents, end of period	$ 367,445	$ 75,049	$ 367,445

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Funds advanced by Nyac in equipment purchase	$ -	$ -	$ 244,475
Long-term debt assumed by purchaser or equipment	$ -	$ -	$ 276,020
Receivable from purchaser of equipment	$ -	$ -	$ 379,505
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Issuance of options for investment in joint venture	$ -	$ 54,300	$ 54,300
Accounts payable satisfied with equipment	$ -	$ -	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ -	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ -	$ 3,458,794
Issuance of common stock for finders’ fees	$ -	$ -	$ 149,640
Warrants issued with notes payable in gold	$ 7,590	$ -	$ 116,818
Notes payable satisfied with gold	$ -	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Goldrich Mining Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation of and Accounting for Subsidiaries

At June 30, 2013, the consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer LLC. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

	June 30,	June 30,
For periods ended	2013	2012

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,165,000	3,870,000
Warrants	33,849,630	33,542,130
Total possible dilution	38,064,630	38,462,130

For the three and six-month periods ended June 30, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

Fair Value Measures

Our financial instruments consist principally of cash, receivable from equipment sales and notes payable in gold.  These instruments do not require recurring re-measurement at fair value.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.  The Company is an exploration stage company and has incurred losses since its inception.  In 2013, the Company entered into notes payable in gold, generating $571,352 net cash and received $284,629 from receivables for equipment sold in the previous year.  The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.  We have sufficient cash to fund our administrative operations for approximately six months, funded by cash received from a note receivable and notes payable in gold completed during the six months ended June 30, 2013.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

2.

GOING CONCERN, CONTINUED

Goldrich NyacAU Placer, LLC a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, has successfully completed the work necessary to begin production at Goldrich’s Alaskan Chandalar Property in the 2013 season.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.  See Note 3 Joint Venture.

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

In addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount for $900,000, netting cash of $623,980 to the Company during the prior period after the assumption of $276,020 of associated debt (see Note 6 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) in accordance with the agreement.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $62,500 has been deferred and is included in related party deferred compensation at June 30, 2013. This officer also loaned the Company $21,000, which was repaid during the three months ended June 30, 2013.

A total of $11,338 interest is payable at June 30, 2013 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011 and $3,990 is payable to this officer in connection with consulting work that he provided during the three months ended June 30, 2013. An amount of $14,406 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2012.  This total was paid during 2013, and at June 30, 2013, $10,791 had been accrued for services performed during the three months ended June 30, 2013.  These amounts are included in related party payable.

A total of $40,700 had been accrued for directors’ fees at December 31, 2012.  For the six months ended June 30, 2013, an additional $17,800 has been accrued for services performed during the period, for a total of $58,500, which is included in accounts payable.

5.

NOTES PAYABLE IN GOLD

During the three-month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds contractually obtained, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered into during the three month period ended March 31, 2013, the holder received one half of a common stock purchase warrant.  Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. A portion of the cash proceeds from the notes were allocated to the warrants, resulting in an increase in additional paid in capital and a discount on the notes payable in gold of $10,247.

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

March 31, 2013

Risk-free interest rate, minimum	0.24%
Risk-free interest rate, maximum	0.29%
Expected dividend yield	0
Expected term (in years)	2
Expected volatility, minimum	132.2%
Expected volatility, maximum	138.5%

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTES PAYABLE IN GOLD, CONTINUED

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

At June 30, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $175,987 for a net liability of $644,013, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

6.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 3), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of $379,505. The Company received cash payments of $47,438 during the quarter ended December 31, 2012, and $284,630 during the six-months ended June 30, 2013, leaving a receivable, net of discounts, of $47,167 due at June 30, 2013.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

The following is a summary of warrants for June 30, 2013:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2012	300,018	0.65	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	300,018
Outstanding and exercisable at June 30, 2013	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	659,663	0.55	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	659,663
Outstanding and exercisable at June 30, 2013	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2012	599,772	0.20	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	599,772
Outstanding and exercisable at June 30, 2013	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	4,169,850	0.36	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	4,169,850
Outstanding and exercisable at June 30, 2013	4,169,850

Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2012	5,125,936
Outstanding and exercisable at June 30, 2013	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (2)	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2012	13,906,413
Outstanding and exercisable at June 30, 2013	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (3)	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2012	8,780,478
Outstanding and exercisable at June 30, 2013	8,780,478
Class K Warrants: (Issued for Gold Notes)
Warrants issued March 29, 2013	307,500	0.40	Mar. 29, 2015
Outstanding and exercisable at June 30, 2013	307,500
Weighted average exercise of warrants outstanding and weighted average exercise price at June 30, 2013	33,849,630	0.36

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

In 2009, the Company issued 750,000 options to the President and CEO for a term of five-years.  On February 20, 2013, the board voted to cancel the options and issue new options at the same exercise price of $0.405 to effectively extend to a total of 10-years with the same exercise price.  This resulted in an additional fair value of $37,575 for these options.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,570,000	$ 0.28
Issued	775,000	0.395
Canceled/Forfeited	(1,180,000)	0.334
Outstanding at June 30, 2013	3,165,000	$ 0.29

For the six-month periods ended June 30, 2013 and 2012, the Company recognized share-based compensation for employees of $40,275 and $16,131, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the SEC on April 15, 2013. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

General

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining, exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary potential source of the gold becoming evident. As a result of our exploration we have discovered gold mineralization disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. This type of deposit is typically large and low grade, but capable of containing significant amounts of extractable gold, some worldwide examples in the millions of ounces.

Our Chandalar gold property does not have “proven” or “probable” reserves under SEC Industry Guide 7 standards and our operations at the property and those of our joint venture with NyacAU as described below are exploratory in nature.

2013 Exploration Plans

Securing outside financing for exploration in the current market continues to be difficult. We did not perform any significant exploration activities in 2012 and, based on current market conditions, we do not expect to perform any significant exploration activities in 2013.

2013 Planned Mining Activities by Joint Venture

In 2012, we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. Under the terms of the joint venture agreement (the “Agreement”), NyacAU agreed to provide a funding package of loans and equity that, subject to the timing of production, are estimated to total approximately $12.7 million. The loans are to be repaid from future production.

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

NyacAU’s funding includes effectively non-interest bearing loans to the JV, sufficient in amount to bring the placers at Chandalar into commercial production, enter into capital leases and fund equipment purchases. The total amount of funding is currently estimated to be $8.9 million, subject to timing of production, consisting of approximately $5.0 million for start-up costs, $3.0 million for capital expenditures for mining equipment as well as $0.9 million for lease/purchase payments of mining equipment to Goldrich. The loans will earn interest at the applicable short-term federal rate, currently 0.25%, but are effectively non-interest bearing loans as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan.

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

A summary of funding provided by or estimated to be funded by NyacAU is as follows:

Estimated 2012/2013 Start-up and Operating Costs for GNP	$6,650,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	$6,650,000

Equipment
Estimated Capital Expenditures for Equipment of NyacAU affiliate	3,600,000
Loan to Purchase Equipment from Goldrich by NyacAU affiliate(1)	900,000
Total Capital Expenditures for Equipment of NyacAU affiliate(2)	4,500,000

Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000

Loan to GNP to Purchase 2% Royalty Interest	250,000

Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012) (3)	350,000
Total	$12,700,000

(1)

In the fourth quarter of 2012, we entered into an agreement to sell certain equipment to a leasing company owned by the owner of NyacAU, under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. Additionally, the purchaser assumed equipment notes totaling $276,020 secured by the equipment. The Company received $291,913 cash during the year ended December 31, 2012, leaving a net receivable of $324,476 due at December 31, 2012.  During the six-months ended June 30, 2013, the Company received $284,629, leaving a net receivable of $47,167.

(2)

GNP leases the equipment from a NyacAU affiliate. The lease rate for the equipment is basically calculated using the depreciated book value for accounting purposes as of December 31, 2011, or the purchase date if later, plus a 15% annual return, amortized over a five-year term.  At the conclusion of the lease, GNP has the option to purchase the equipment by paying an amount equal to 10% of the purchase price.

(3)

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

GNP completed mine construction at Chandalar during 2012 but modified its mining plan in 2013 for expansion. Gold production at Goldrich’s Chandalar property will normally be from mid-June to mid-September. Production in 2013 is expected to begin in mid-August . The production goal for 2013 is subject to the modifications of the new mining plan and is approximately 10,000 ounces of fine gold for 2014 and per season thereafter. Total production could substantially increase if a second gold recovery plant is installed. The construction of a second plant has already begun. All costs up to commercial production are required to be funded by NyacAU and will be paid back from cash flow from gold production.

On May 9, 2013, we reported GNP has successfully completed mobilizing equipment and supplies needed for its placer drill program and placer mining operation for the 2013 summer season at Chandalar. Equipment and supplies with an approximate value of $4 million were delivered over the 90-mile winter trail between Coldfoot, Alaska and Chandalar. Total investment in equipment and assets mobilized to the site for both exploration and mining activities, including equipment previously purchased, now exceeds $8 million.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We anticipate that we will incur approximately $640,000 for general operating expenses over the next 12 months. As of June 30, 2013, we currently have sufficient cash to support the Company for approximately 5 months.

The $12.7 million financing described above in Joint Venture Agreement included $950,000 for an exploration program and general operating costs in the form of financed drilling costs. The exploration program, including this funding, was deferred due to lack of funds to fully execute the planned drill program in 2012 and 2013.

During the three-month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

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

At June 30, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $175,987 for a net liability of $644,013, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

During the six-months ended June 30, 2013, we generated $571,352 net cash from the notes payable in gold and received $284,629 from receivables for equipment in the previous year.

The Company plans to enter into additional financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Current capital markets, the fluctuation of gold prices and significant pull back in risk tolerance financing in most of the developed world caused by general economic conditions in much of the developed world may be obstacles to raising the required financing. We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. To increase its access to financial markets, Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

Going Concern

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a “going concern” qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2012, and the quarter ended June 30, 2013, we incurred losses and negative cash flows from operating activities for the periods then ended. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We have sufficient cash to fund our administrative operations for approximately five months, funded by cash received from a note receivable and notes payable in gold completed during the six-months ended June 30, 2013.

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

Results of Operations for the Quarter ended June 30, 2013

On June 30, 2013 we had total liabilities of $1,354,439 and total assets of $1,616,906. This compares to total liabilities of $833,890 and total assets of $1,663,952 on December 31, 2012. As of June 30, 2013, our liabilities consist of $644,013 for notes payable in gold, net of discounts, $330,352 for environmental remediation and asset retirement obligations, $269,372 of trade payables and accrued liabilities, $88,619 due to related parties, and $22,083 for dividends payable. Of these liabilities, $380,074 is due within 12 months. The increase in liabilities compared to December 31, 2012 is largely due to the gold notes entered into during the quarter ended March 31, 2013. The increase in total assets was due to the cash received from notes payable in gold and increases in prepaid expenses for insurance premiums paid, offset by the decreases in the receivable from the sale of equipment due to payments received and depreciation taken on capital equipment. At the end of the quarter, we had cash available to meet short-term needs in paying trade accounts payable.

On June 30, 2013, we had working capital of $146,975 and stockholders’ equity of $262,467 compared to negative working capital of $27,002 and stockholders’ equity of $830,062 for the year ended December 31, 2012. Working capital increased due to the receipt of cash from the notes payable in gold, offset changes in trade accounts payable as proceeds of the notes payable were used to pay trade vendors. Stockholders’ equity decreased due to the net loss for the six months ended June 30, 2013.

During the six-months ended June 30, 2013, we used cash from operating activities of $511,931 compared to $684,141 for same period of 2012. The decrease in cash used is due to the deferral of exploration activities. As of June 30, 2013, we had accumulated approximately $21.1 million in federal and state net operating losses, respectively, which may enable us to generate approximately $21.1 million in net income prior to incurring any significant income tax obligation.  The net operating losses will expire in various amounts from 2013 through 2032.

During the six-months ended June 30, 2013, cash of $284,629 was provided by investing activities compared to cash used of $56,347 in 2012. We received cash of $284,629 from the receivable arising from the sale of equipment during the year ended December 31, 2012. We purchased no additional capital equipment in the June 2013 quarter, compared to purchases of $56,347 in the June 2012 quarter.

During the six-months ended June 30, 2013, cash of $550,352 was provided by financing activities primarily from the proceeds of notes payable in gold, compared to cash received of $229,844 during the six-months ended June 30, 2012 from issuance of common stock and warrants, partially offset by principal payments on equipment notes payable. Those equipment notes were assumed by the purchaser of the equipment.

Subsequent Events

Subsequent to June 30, 2013, we have added three members to our Board of Directors;

Michael G. Rasmussen:

Dr. Rasmussen has more than 25 years of experience in mining and exploration in the United States, Canada, Mexico and Peru. Dr. Rasmussen is the Vice President, Exploration for Mines Management, Inc. (NYSE-Market: MGN, TSX: MGT) and held senior roles at Echo Bay Mines and Kinross Gold Corporation (NYSE: KGC, TSX: K) and Endeavour Silver Corp. (NYSE: EXK, TSX: EDR). He earned a PhD in Economic Geology from the University of Washington and a Master’s degree in geological sciences from Loma Linda University. He is a member of the Society of Economic Geologists, Geological Society of America, Northwest Mining Association, and the American Institute of Professional Geologists. He has conducted exploration extensively throughout Mexico, having overseen programs in the states of Chihuahua, Durango, Zacatecas, Guanajuato, San Luis Potosi, and elsewhere throughout the Sierra Madre, as well as having been responsible for exploration in New Mexico, British Columbia and Washington State, where he has been credited with the discovery of the Emanuel Creek epithermal gold deposit for Echo Bay Mines.

Garrick Mendham:

Mr. Mendham brings over 25 years of mining experience in operations, technical work, and mining finance for both junior and large mining companies, including BHP, Rio Tinto, Lihir Gold, Bond Corporation, and Queensland Nickel. He is currently Vice President of Operations and Project Development for RH Mining Resources Ltd., a Hong Kong based mineral development company. He also previously worked as Director – Technical Services with Regent Pacific Group, a prominent Hong Kong investment group involved in mineral resources related corporate transactions and equity capital markets. Mr. Mendham is the Chairman of the Australasian Institute of Mining and Metallurgy Hong Kong branch. He received a Bachelor of Mine Engineering from the University of New South Wales, a Graduate Diploma in Finance from the Securities Institute of Australia, and holds Mine Manager Certificates in Australia for both New South Wales and Western Australia.

Steve Vincent:

Mr. Vincent has over 30 years of experience as a finance specialist. He has held a range of positions with various companies including Moore Juran and Co., Miller and Schroeder Financial, Allison Williams Company, Piper Jaffray, and Northland Securities Inc. His roles have included metals distribution, debt instrument structuring, and private equity financing. Most recently Mr. Vincent has raised capital for companies developing the copper-nickel mining district of northeastern Minnesota. He has completed strategic equity investments for Duluth Metals Ltd., Franconia Minerals and Encampment Minerals. He also completed a private placement financing for Goldrich in 2010. Mr. Vincent received a Bachelor’s degree from Boston College.

These appointments to the Board replace James Fish, James Duff and Richard Walters, each of whom had previously retired from the Board.

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

▪

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

▪

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

▪

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

▪

Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 3 Joint Ventures to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no significant changes to our legal proceeding disclosures as reported in our annual report on Form 10-K for the year ended December 31, 2012.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

All unregistered sales of equity securities during the quarter were previously disclosed in our current reports on Form 8-K.

We did not repurchase any of our securities during the quarter covered by this report.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2013, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 19, 2013

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2013

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer