Form 10-Q
period 2013-09-30
GOLDRICH MINING CO
filed 2013-11-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2013:     95,656,719

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

14

Item 3. Quantitative and Qualitative Disclosures about Market Risk

22

Item 4. Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.  Legal Proceedings

23

Item 1A.  Risk Factors

23

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

23

Item 3.  Defaults upon Senior Securities

23

Item 4.  Mine Safety Disclosure

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 195,794	$ 44,395
Prepaid expenses	119,998	60,332
Receivable for equipment sale, net	-	324,476
Other current assets	52,819	52,831
Total current assets	368,611	482,034

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	335,815	527,662
Mining properties and claims	595,780	598,956
Total property, plant, equipment and mining claims	931,595	1,126,618

Other assets:
Deferred financing costs	30,351	-
Investment in joint venture	55,300	55,300
Total other assets	85,651	55,300
Total assets	$ 1,385,857	$ 1,663,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 378,146	$ 393,376
Related party payable	102,490	93,577
Dividends payable on preferred stock	22,083	22,083
Total current liabilities	502,719	509,036

Long-term liabilities:
Notes payable in gold, net	672,310	-
Remediation liability and asset retirement obligation	333,101	324,854
Total long-term liabilities	1,005,411	324,854
Total liabilities	1,508,130	833,890

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, respectively, $350,000 liquidation preference, respectively	175,000	175,000
Common stock; $.10 par value, 200,000,000 shares authorized; 95,656,719 and 95,506,719 issued and outstanding, respectively	9,565,672	9,550,672
Additional paid-in capital	14,724,619	14,673,054
Deficit accumulated during the exploration stage	(24,587,564)	(23,568,664)
Total stockholders’ equity (deficit)	(122,273)	830,062
Total liabilities and stockholders' equity (deficit)	$ 1,385,857	$ 1,663,952

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2013	2012	2013	2012	2013
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation and oversight costs	101,678	35,463	147,238	215,683	1,181,811
Exploration expense	10,534	13,163	21,542	207,030	8,774,298
Management fees and salaries	53,250	53,619	213,188	171,488	3,663,369
Professional services	13,959	44,282	68,965	105,587	2,102,429
Other general and admin expense	72,852	73,218	195,556	236,535	2,671,322
Office supplies and other expense	83	2,977	5,668	9,402	407,569
Directors' fees	32,300	1,800	50,100	8,200	832,175
Mineral property maintenance	15,722	14,482	42,959	38,269	272,600
Depreciation	62,302	92,723	191,554	284,799	2,075,303
Reclamation and miscellaneous	-	2,677	596	5,093	134,679
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss on disposal of mining properties and equipment	44	-	44	-	458,771
Total operating expenses	362,724	334,404	937,410	1,282,086	22,652,898

Other (income) expense:
Gain on legal judgment	-	-	-	-	(127,399)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(272)	(1)	(7,607)	(33)	(307,680)
Interest expense and finance costs	40,988	6,473	89,702	22,960	1,531,511
Loss on settlement of debt	-	-	-	-	1,946,684
Loss (gain) on foreign currency translation	-	-	(605)	(605)	72,868
Total other (income) expense	40,716	6,472	81,490	22,322	2,617,902

Net loss	403,440	340,876	1,018,900	1,304,408	$ 24,587,564

Preferred dividends	2,236	8,895	7,143	20,003
Net loss available to common stockholders	$ 405,676	$ 349,771	$ 1,026,043	$ 1,324,411
Net loss per common share – basic and diluted	$ 0.00 Nil	$ 0.01	$ 0.01	$ 0.01

Weighted average common
shares outstanding-basic and diluted	95,541,112	95,506,719	95,526,345	94,427,858

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (1,018,900)	$ (1,304,408)	$ (24,587,564)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	194,729	284,799	2,082,148
Loss (gain) on sale of mining property and equipment	43	-	462,153
Stock based compensation	58,975	8,371	1,735,241
Compensation paid with equipment	-	-	4,063
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	(7,591)	-	(21,057)
Amortization of discount on notes payable in gold	64,406	-	844,925
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	13,792	-	143,792
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of ARO liability	8,247	7,929	28,983

Change in:
Prepaid expenses	(59,666)	(31,048)	(119,999)
Related party payable	29,913	77,917	168,054
Other current assets	12	(597)	(52,819)
Accounts payable and accrued liabilities	(15,230)	173,707	354,180
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	55,000
Net cash used - operating activities	(731,270)	(783,330)	(16,528,773)

Cash flows from investing activities:
Funds advanced by Nyac in equipment purchase	-	-	244,475
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	-	(1,000)	(1,000)
Payment received from receivable for equipment sale	332,067	-	344,505
Proceeds from the sale of equipment	250	-	64,874
Proceeds from deposit on sale or lease of equipment	-	35,000	35,000
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	(55,347)	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash provided by - investing activities	332,317	(21,347)	(1,573,972)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013
Cash flows from financing activities:
Proceeds from related party payable	$ -	$ -	$ 121,000
Payments on related party payable	(21,000)	-	(121,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	346,436	12,988,444
Proceeds from notes payable in gold, net	571,352	-	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchase of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and notes payable	-	(112,349)	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	550,352	234,087	18,298,539

Net increase (decrease) in cash and cash equivalents	151,399	(570,590)	195,794

Cash and cash equivalents, beginning of period	44,395	585,694	-
Cash and cash equivalents, end of period	$ 195,794	$ 15,104	$ 195,794

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Funds advanced by Nyac in equipment purchase	$ -	$ -	$ 244,475
Long-term debt assumed by purchaser or equipment	$ -	$ -	$ 276,020
Receivable from purchaser of equipment	$ -	$ -	$ 379,505
Additions to property, plant and equipment
paid in gold	$ -	$ -	$ 10,966
Issuance of options for investment in joint venture	$ -	$ 54,300	$ 54,300
Accounts payable satisfied with equipment	$ -	$ -	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ -	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ -	$ 3,458,794
Issuance of common stock for finders’ fees	$ -	$ -	$ 149,640
Warrants issued with notes payable in gold	$ 7,590	$ -	$ 116,818
Notes payable satisfied with gold	$ -	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Goldrich Mining Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation of and Accounting for Subsidiaries

At September 30, 2013, the consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer LLC. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

	September 30,	September 30,
For periods ended	2013	2012

Convertible preferred stock	1,050,000	1,050,000
Stock options	3,315,000	3,670,000
Warrants	33,849,630	33,542,130
Total possible dilution	38,214,630	38,262,130

For the three and nine-month periods ended September 30, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

Fair Value Measures

Our financial instruments consist principally of cash and notes payable in gold.  These instruments do not require recurring re-measurement at fair value.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.  The Company is an exploration stage company and has incurred losses since its inception.  In 2013, the Company entered into notes payable in gold, generating $571,352 net cash and received $332,067 from receivables for equipment sold in the previous year.  The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.  We have sufficient cash to fund our administrative operations for approximately three months.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

2.

GOING CONCERN, CONTINUED

During the quarter ended September 30, 2013, Goldrich NyacAU Placer, LLC a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, completed a short season of limited production at Goldrich’s Alaskan Chandalar Property in the 2013 season. Management expects a full production season in the summer of 2014. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.  See Note 3 Joint Venture.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production.  In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement.  As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner.  Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding to the JV and the Company of loans that, subject to the timing of production, are estimated to eventually total approximately $12.65 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production.

On December 18, 2012, in addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount for $900,000, netting cash of $623,980 to the Company during the prior period after the assumption of $276,020 of associated debt (see Note 6 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) in accordance with the agreement.

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

4.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $85,000 has been deferred and is included in related party payables at September 30, 2013. This officer also loaned the Company $21,000 in the year ended December 31, 2012, which was repaid during the quarter ended June 30, 2013.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS, CONTINUED

A total of $11,337 interest is payable at September 30, 2013 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011. An amount of $10,791 had been accrued for fees due to the Company’s Chief Financial Officer at June 30, 2013.  This total was paid during the quarter ended September 30, 2013, and at September 30, 2013, $6,153 had been accrued for services performed during the three months then ended.  These amounts are included in related party payable.

A total of $40,700 had been accrued for directors’ fees at December 31, 2012.  For the nine months ended September 30, 2013, an additional $31,400 has been accrued for services performed during the period, for a total of $72,100, which is included in accounts payable. Additionally, 150,000 common shares and 150,000 options to purchases common shares were issued to three consulting directors (See Note 7 Stockholders’ Equity) having a total fair value of $18,700, which brings the total directors’ fees recognized for the nine month period to $50,100.

5.

NOTES PAYABLE IN GOLD

During the three-month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs.  The Company paid a finder’s fee of $42,000, or 7% of $600,000 of the net proceeds contractually obtained, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

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

At September 30, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $147,690 for a net liability of $672,310, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

6.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 3), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for imputed interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of $379,505. The Company received cash payments of $47,438 during the quarter ended December 31, 2012, and $332,067 during the nine-months ended September 30, 2013.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

The following is a summary of warrants for September 30, 2013:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2012	300,018	0.65	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	300,018
Outstanding and exercisable at September 30, 2013	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	659,663	0.55	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	659,663
Outstanding and exercisable at September 30, 2013	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2012	599,772	0.20	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	599,772
Outstanding and exercisable at September 30, 2013	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	4,169,850	0.36	Mar. 31, 2014 (5)
Outstanding and exercisable at December 31, 2012	4,169,850
Outstanding and exercisable at September 30, 2013	4,169,850
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (1)	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2012	5,125,936
Outstanding and exercisable at September 30, 2013	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (2)	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2012	13,906,413
Outstanding and exercisable at September 30, 2013	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012 (3)	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2012	8,780,478
Outstanding and exercisable at September 30, 2013	8,780,478
Class K Warrants: (Issued for Gold Notes)
Warrants issued March 29, 2013	307,500	0.40	Mar. 29, 2015
Outstanding and exercisable at September 30, 2013	307,500
Total warrants outstanding and weighted average exercise price at September 30, 2013	33,849,630	0.36

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

Stock-Based Compensation:

During the quarter ended September 30, 2013, the Company issued 150,000 options to three consulting directors. The fair value of these options was determined using a Black Scholes model, resulting in a fair value of $9,700.

During the nine months ended September 30, 2013, the Company issued 25,000 options to an employee and 150,000 options to three consulting directors.  The fair value of these options was determined using a Black Scholes model, resulting in a fair value of $2,700 and $9,700, respectively.  The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

01/01/2013 to 09/30/2013
Risk-free interest rate	1.75%
Expected dividend yield	--
Expected term (in years)	10
Expected volatility	143.9%

In 2009, the Company issued 750,000 options to the President and CEO for a term of five-years.  On February 20, 2013, the board voted to cancel the options and issue new options at the same exercise price of $0.405 to effectively extend to a total of 10-years with the same exercise price.  This resulted in an additional fair value of $37,575 for these options.

02/20/2013
Risk-free interest rate	1.75%
Expected dividend yield	--
Expected term (in years)	10
Expected volatility	155.8%

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,570,000	$ 0.28
Issued	925,000	0.356
Canceled/Forfeited	(1,180,000)	0.334
Outstanding at September 30, 2013	3,315,000	$ 0.28

During the quarter ended September 30, 2013, the Company issued 150,000 common shares to three directors.  These shares were issued at the grant date market price of $0.06 per share, resulting in directors fees expense of $9,000.

For the nine-month periods ended September 30, 2013 and 2012, the Company recognized total share-based compensation for employees and consulting directors of $58,975 and $8,371, respectively, and share-based compensation in relation to the joint-venture with NyacAU of $nil and $54,300, respectively.

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

Corporate Governance

On August 12, 2013, we announced the appointment of Mr. Garrick Mendham and Mr. Steve Vincent as Consulting Directors to the Board of Directors of the Company.

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

Mining Permit and Government Approvals

On September 4, 2013, we reported that our 50% owned subsidiary, Goldrich NyacAU Placer, LLC (“GNP”), received the necessary permit and government approvals to expand its mining operations at Chandalar, Alaska where production began this summer.

The new permit allows GNP sufficient space to increase production.  A modified mining plan and construction of expanded production facilities are already underway. The expanded facilities will consist of a primary feeder system with multiple gravel screens and gold recovery tables and an expanded settling pond system for additional water quality control. Fabrication of a feeder capable of feeding the multiple screens and gold recovery tables has been substantially completed. It will be shipped to Alaska this winter and will be commissioned for use with the existing plant in 2014.

While the mineralized material at the mine is not a mineral reserve as defined in SEC Industry Guide 7, we have completed approximately 15,000 feet of drilling to date and have outlined 10.5 million cubic yards, at an average head grade of 0.025 ounces of gold per cubic yard, for an estimated total of 250,000 contained ounces.

Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. The processing facilities will employ a recirculating closed-loop water system to minimize water usage and protect the environment. The new mining permit provides an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. In addition the permit also allows for construction of a new airstrip. The total area authorized by the new permit, including area for the new airstrip, is approximately 350 acres.

2013 Exploration Activities and 2014 Exploration Plans

Securing outside financing for exploration in the current market continues to be difficult. We did not perform any significant exploration activities in 2013. Our re-entry into exploration activities in 2014 would require significant additional financing to execute on a planned program of approximately $2.0 million as well as fund our normal operating expenses of approximately $55,000 per month. There can be no assurance that we will be successful in securing the necessary financing for a 2014 exploration program.

2013 Mining Season

On October 10, 2013, we announced that GNP had concluded a successful season at our mining operations at Chandalar, Alaska. Achievements in 2013 included mobilization of drilling equipment and plant setup, approval of permits to expand mining operations, significant infrastructure improvements and commencement of commercial production at Chandalar. The 2013 mine plan was modified to allow for preparation of a planned plant expansion that could increase gold production to as much as 20,000 ounces annually by 2016.

Mining began in May and gold production began in late August. Under the new mining plan, mining was begun in a lower and broader part of the valley to establish essential water control, create a mine design that facilitates maximum future production, and provide for proper land reclamation through the life of mine.

GNP produced approximately 680 ounces of gold before closing out the 2013 season after 330 hours of plant operation at an average processing rate of 125 cubic yards per hour (yph). A total of approximately 40,000 cubic yards were processed through the plant and 540,000 cubic yards were stripped or moved for construction during the 2013 mining system. The overall estimated stripping ration for life of mine is 0.89. Production in future years will benefit from the stripping and construction completed in 2013.

Plant Expansion

Plant expansion is scheduled to be completed in stages through 2016, culminating in a more than 300% increase from the current 125 cubic yph to 600 cubic yph. Once finished, processing facilities will consist of a primary feeder system with multiple gravel screens and gold recovery tables and an expanded settling pond system for additional water quality control.

Stage one expansion plans completed during the 2013 season included the moving of mining operations to a lower and broader part of the valley, establishment of a main pit to provide sufficient access to pay gravel for a high volume operation, construction of an 1,800 foot haul road, and building of major water control structures for enhanced mining conditions and increased environmental protection.

2014 Planned Mining Season

GNP expects the first and second stages of expansion to increase plant throughput during the 2014 season to between 200 and 250 cubic yph.  The 2014 season is expected to consist of approximately 2000 hours of plant operation. The new feeder, which has already been completed outside of Alaska, will be moved on site in early 2014. The full capacity of the feeder will be realized as additional gravel screens and gold recovery tables are added in stages.  Subject to weather, removal of overburden will begin by late March or early April to allow GNP to immediately begin processing of gold at the onset of summer conditions in mid-June.

Relocation of the plant in 2013 to its new location is also expected to significantly decrease truck cycle time and increase mining efficiency in 2014 and thereafter. GNP currently has a truck fleet of five 35-ton trucks and two 40-ton trucks. While current equipment and truck capacity is sufficient to feed the plant with mineralized material for the 2014 season, additional equipment may be purchased during the off season.

Funding through Joint Venture

In 2012, we entered into a joint-venture (“the JV”) with NyacAU, LLC. (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. Under the terms of the joint venture agreement (the “Agreement”), NyacAU agreed to provide a funding package of loans and equity that, subject to the timing of production, is currently estimated to total approximately $18.45 million. The loans are to be repaid from future production.

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

NyacAU’s funding includes effectively non-interest bearing loans to the JV, sufficient in amount to bring the placers at Chandalar into commercial production, enter into capital leases and fund equipment purchases. The total amount of funding is currently estimated to be $12.65 million, subject to timing of production, consisting of approximately $12.4 million for start-up costs and $250,000 to purchase an existing 2% royalty agreement, described below. The loans will earn interest at the applicable short-term federal rate, currently 0.25%, but are effectively non-interest bearing loans as Goldrich will receive a special payment from the JV equal to the interest paid to NyacAU on this loan. Additionally, our JV partner has invested $3.6 million for capital expenditures for mining equipment as well as $0.9 million for lease/purchase payments of mining equipment to Goldrich.

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

As part of the funding noted above, NyacAU had the option to lend the JV $250,000 to purchase an existing 2% royalty agreement on all production from certain Goldrich mining claims. The loan would carry interest at the greater of prime plus 2% or 10% and would be repaid from Goldrich’s portion of production. Goldrich would also have the exclusive right to purchase the royalty at any time. The royalty would be extinguished upon payback of the loan or purchase by Goldrich. The JV exercised the option to purchase the royalty on August 13, 2012, and the 2% royalty was purchased for the contracted $250,000, funded by the loan from NyacAU.

A summary of funding provided by or estimated to be funded by NyacAU is as follows:

Estimated 2012/2013 Start-up and Operating Costs for GNP	$12,400,000
Loan from NyacAU to Joint Venture with Interest at 0.25%	$12,400,000

Equipment
Estimated Capital Expenditures for Equipment of NyacAU affiliate	3,600,000
Loan to Purchase Equipment from Goldrich by NyacAU affiliate(1)	900,000
Total Capital Expenditures for Equipment of NyacAU affiliate(2)	4,500,000

Loan from NyacAU to GRMC with Interest at greater of prime plus 2% or 10%	950,000

Loan to GNP to Purchase 2% Royalty Interest	250,000

Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012) (3)	350,000
Total	$18,450,000

(1)

In the fourth quarter of 2012, we entered into an agreement to sell certain equipment to a leasing company owned by the owner of NyacAU, under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. We recognized a loss on the sale of this equipment of $251,717. Additionally, the purchaser assumed equipment notes totaling $276,020 secured by the equipment. We received $291,913 cash during the year ended December 31, 2012, leaving a net receivable of $324,476 due at December 31, 2012.  During the nine-months ended September 30, 2013, the Company received $324,476.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We anticipate that we will incur approximately $640,000 for general operating expenses over the next 12 months. As of September 30, 2013, we have sufficient cash to support the Company for approximately three months.

The $18.45 million financing described above in Joint Venture Agreement included $950,000 for an exploration program and general operating costs in the form of financed drilling costs. The exploration program, including this funding, was deferred due to lack of funds to fully execute the planned drill program in 2012 and 2013.

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

At September 30, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $147,690 for a net liability of $672,310, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

During the nine-months ended September 30, 2013, we generated $571,352 net cash from the notes payable in gold and received $324,476 from receivables for equipment in the previous year.

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

Going Concern

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a “going concern” qualification as to our ability to continue in business. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2012, and the quarter ended September 30, 2013, we incurred losses and negative cash flows from operating activities for the periods then ended. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We have sufficient cash to fund our administrative operations for approximately three months.

During the quarter ended September 30, 2013, Goldrich NyacAU Placer, LLC a 50/50 joint-venture company owned by Goldrich and NyacAU, LLC and operated by NyacAU, completed a short season of limited production at Goldrich’s Alaskan Chandalar Property in the 2013 season. The stage is set for a full production season in the summer of 2014. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years.

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

Results of Operations for the Quarter ended September 30, 2013

On September 30, 2013 we had total liabilities of $1,508,130 and total assets of $1,385,857. This compares to total liabilities of $833,890 and total assets of $1,663,952 on December 31, 2012. As of September 30, 2013, our liabilities consist of $672,310 for notes payable in gold, net of discounts, $333,101 for environmental remediation and asset retirement obligations, $378,146 of trade payables and accrued liabilities, $102,490 due to related parties, and $22,083 for dividends payable. Of these liabilities, $502,719 is due within 12 months. The increase in liabilities compared to December 31, 2012 is largely due to the gold notes entered into during the quarter ended March 31, 2013. The decrease in total assets was due to increases in cash received from notes payable in gold and increases in prepaid expenses for insurance premiums paid, which were more than offset by the decreases in the receivable from the sale of equipment due to payments received and depreciation taken on capital equipment. At the end of the quarter, we did not have cash available to meet short-term needs in paying trade accounts payable.

On September 30, 2013, we had negative working capital of $134,108 and negative stockholders’ equity of $122,273 compared to negative working capital of $27,002 and stockholders’ equity of $830,062 for the year ended December 31, 2012. Working capital decreased due to the receipt of cash from the receivable from the sale of equipment, offset by an increase in trade accounts payable as proceeds of the notes payable were used to pay trade vendors. Stockholders’ equity decreased due to the net loss for the nine months ended September 30, 2013.

During the nine-months ended September 30, 2013, we used cash from operating activities of $731,270 compared to $783,330 for same period of 2012. The decrease in cash used is due to the deferral of exploration activities. As of September 30, 2013, we had accumulated approximately $21.5 million in federal and state net operating losses, respectively, which may enable us to generate approximately $21.5 million in net income prior to incurring any significant income tax obligation.  The net operating losses will expire in various amounts from 2013 through 2032.

During the nine-months ended September 30, 2013, cash of $332,317 was provided by investing activities compared to cash used of $21,347 in 2012. We received cash of $332,067 from the receivable arising from the sale of equipment during the year ended December 31, 2012. We purchased no additional capital equipment in the nine months ended September 30, 2013.

During the nine-months ended September 30, 2013, cash of $550,352 was provided by financing activities primarily from the proceeds of notes payable in gold, compared to cash received of $234,087 during the nine-months ended September 30, 2012 from issuance of common stock and warrants, partially offset by principal payments on equipment notes payable. Those equipment notes were assumed by the purchaser of the equipment.

Subsequent Events

We have no subsequent events.

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

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2013, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 14, 2013

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2013

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer