Form 10-K
period 2013-12-31
GOLDRICH MINING CO
filed 2014-04-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 5,916,242 as of June 30, 2013

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2014 was 95,556,719.

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

PROSPECT: An area that is a potential site of mineral deposits, based on preliminary exploration. A prospect is distinct from a mine in that it is non-producing.

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

December 31, 2013

PART I

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

28

ITEM 2.  PROPERTIES

28

ITEM 3.  LEGAL PROCEEDINGS

39

ITEM 4. MINE SAFETY DISCLOSURES

39

PART II

40

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

40

ITEM 6.  SELECTED FINANCIAL DATA

42

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

42

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

46

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

67

ITEM 9A.  CONTROLS AND PROCEDURES

67

ITEM 9B.  OTHER INFORMATION

68

PART III

69

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

69

ITEM 11.  EXECUTIVE COMPENSATION

77

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

79

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

81

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

82

PART IV

83

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

83

SIGNATURES

84

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our ability to continue as a going concern being in doubt;

•

risks related to our history of losses;

•

risks related to our outstanding gold forward sales contracts and notes;

•

risks related to need to raise additional capital to fund our exploration and, if warranted, development and production programs;

•

risks related to our property not having any proven or probable reserves

•

risk related to our limited history of commercial production;

•

risks related to our dependence on a single property – the Chandalar property;

•

risks related to climate and location restricting our exploration and, if warranted, development and production activities;

•

risks related to our mineralization estimates being based on limited drilling data;

•

risks related to our exploration activities not being commercially successful;

•

risks related to actual capital costs, production or economic return being different than projected;

•

risk related to our joint venture arrangements;

•

risks related to mineral exploration;

•

risks related to increased costs;

•

risks related to a shortage of equipment and supplies;

•

risk related to fluctuations in gold prices;

•

risks related to title to our properties being defective;

•

risks related to title to our properties being subject to claims;

•

risks related to estimates of mineralized material;

•

risks related to government regulation;

•

risks related to environmental laws and regulation;

•

risks related to land reclamation requirements;

•

risks related to future legislation regarding mining laws;

•

risks related to future legislation regarding climate change;

•

risks related to our lack of insurance coverage for all risks;

•

risks related to competition in the mining industry;

•

risks related to our dependence on key personnel;

•

risks related to our executive offices not dedicating 100% of their time to our company;

•

risks related to potential conflicts of interest with our directors and executive officers;

•

risks related to market conditions; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operation” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Cautionary Note to U.S. Investors: The United States Securities and Exchange Commission (“SEC”) Industry Guide 7 permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on our website and in our news releases and reports, such as “measured”, “indicated”, “inferred”, and “resources”, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure in the our latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml or from our website at www.goldrichmining.com . U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

ITEM 1. BUSINESS

Overview

We are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we have conducted limited extraction of gold on one of our gold prospects, Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) in Industry Guide 7.

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

At this time, our major mineral exploration prospects are contained within our wholly owned Chandalar property, located approximately 190 air miles north of Fairbanks, Alaska, a full-service support center for the oil and mining industry, and 48 air miles east of the Dalton Highway, the major all-weather north-south route that links Fairbanks to the Prudhoe Bay oil fields on the Arctic Ocean to the north. The property is largely on land owned by the State of Alaska, which is one of the active and highly ranked mining jurisdictions in the world. The Chandalar property is approximately 22,858 acres, consisting of 426.5 acres of patented federal mining claims (21 lode claims, one placer claim and one mill site) and 22,432 acres of unpatented State of Alaska mining claims (197 claims). The claims are contiguous, comprising a block covering approximately 35.7 square miles. Both patented federal mining claims and Alaska state mining claims provide exploration and mining rights to lode and placer mineral deposits.

We have established a substantial exploration infrastructure at our Chandalar property, including a 25-person camp, heavy and light-duty equipment, a 4,400-foot airstrip, and a network of roads that offer all-weather access to all of the major gold prospects. Current surface access to the camp from the Dalton Highway is restricted to the winter months via a winter trail from Coldfoot along the Dalton Highway. The State of Alaska has a right-of-way to construct a permanent all-season road along this trail which, when built, will allow year-around surface access to the project site. We are not aware of any plans to build this road at the present time.

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

A secondary focus is continued gold extraction from a substantial alluvial gold deposit discovered on the property. To date, Goldrich has completed approximately 15,000 feet of drilling and outlined 10.5 million cubic yards of mineralized material, at an average head grade of approximately 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces.

In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. As of 2013, total mining preparation expenditures by GNP were approximately $13.7 million and mining preparation expenditures for 2014 are estimated to be $4.5 million. Except for certain equipment that is under order and is being constructed outside of Alaska, the expanded plant is expected to be completed in 2014 and extraction is targeted to begin in June 2015. Gold production will be approximately from mid-June to mid-September of each year. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for exploration in 2012 and 2013. We believe the financial markets are improving in 2014 and hope to secure finances for an exploration program in 2014. Additionally, as the placer mine nears completion, we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the Financial Industry Regulatory Authority’s (“FINRA”) OTC Bulletin Board in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

History and Chandalar Exploration Project Background

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

Total recorded gold production from the Chandalar property, as contained in our historical records, currently stands at about 87,834 ounces of fine gold, although actual historic production was probably much greater than the recorded production. Of this total, recorded lode gold production from high-grade gold-quartz vein-shear zone deposits is 8,244 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not ore reserves as defined in the SEC Industry Guide 7. Approximately 79,590 ounces of the total gold production came from placer deposits of which 2,702 ounces were from gold production since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer production was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

Between 1929 and 1938, the previous owners of the Chandalar property obtained U.S. patents to federal mining claims totaling 426.5 acres. In 1972 and 1976, we acquired all patented and unpatented federal lode mining claims in the Chandalar district except for seven unpatented federal lode mining claims held by the Anderson Partnership. The patented federal claims are fee simple land. In 1978, we acquired all of the unpatented federal placer mining claims in the Chandalar district. In 1987 the federal government deeded all the land in the Chandalar district to the State of Alaska in partial fulfillment of a land conveyance quota established in the Alaska Statehood Act. During 1987, all of the 105 unpatented federal lode and placer mining claims were re-staked as State of Alaska Traditional mining claims. Unlike the federal government, the State of Alaska does not distinguish between lode and placer mining claims and accordingly all state mining claims are treated the same under the Alaska mining statutes.

We relinquished 86 of our State of Alaska mining claims during 2000 and 2001 due to financial considerations. In the beginning of 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased the seven traditional mining claims, which had been re-staked as State of Alaska mining claims from the Anderson Partnership for $35,000. In September of 2003, we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one traditional 40-acre claim and eight 160-acre MTRSC claims. In 2005, we staked one 160-acre MTRSC claim. In 2006, we staked twenty-nine 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five 160-acre MTRSC claims, with twelve 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc. In 2010, we purchased nine 40-acre MTRSC claims at a public auction. In 2011, we staked additional claims to expand our Chandalar mining claims based on recent exploration results and aeromagnetic data published by the United States Geological Survey. The aeromagnetic survey showed that all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,858 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims. Based on the same survey, we also staked a new and separate 25,600 acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar, which the significance of which is discussed above. We relinquished our Thazzik Mountain claims during 2013 due to financial considerations.

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

An amendment to the mining lease in 1996 reduced Gold Dust Mines, Inc.’s Chandalar placer mining rights to only Big Creek and its tributary, St. Mary’s Creek. As a result of this amendment, the annual advance lease payment was reduced to $7,500. From 1996 to 1999, placer mining operations were conducted only on the St. Mary’s Creek and Big Creek drainages. There were no mining operations conducted in 2000, 2001 or 2003. However, beginning in 1999, Gold Dust Mines, Inc. failed to pay both the $7,500 annual lease fee and the annual rental payments on the state mining claims it was mining on, as required by the mining lease, in all a sum of $32,380. A portion of the 1999 production royalties owed to us in the amount of eleven ounces of gold nuggets was also not paid. In February 2000, the owners of Gold Dust Mines, Inc., Mr. and Mrs. Delmer Ackels (guarantors of Gold Dust Mines, Inc.’s obligations to us) filed for bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code, as amended. Our mining lease with Gold Dust Mines, Inc. was the sole asset of Gold Dust Mines, Inc.

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

We allowed most of our state mining claims on Big Creek and Little Squaw Creek to lapse in 2000 for lack of funds to pay the State of Alaska annual rental fees required to maintain the mining claims. Our inability to pay the State of Alaska annual rental fees was precipitated by Gold Dust Mines, Inc.’s failure to make its 1999 annual mining lease payment to us and their failure to pay the annual state mining claim rental on the claims covered by the mining lease as required by the lease. The owners of Gold Dust Mines, Inc. continued to do the annual assessment work on the remaining claims on our behalf through 2002 on the basis of a verbal agreement between our former management and Gold Dust Mines, Inc. to extend its mining lease. The existence of this extension of the lease was later contested by the Gold Dust Mines, Inc. in civil court proceedings whereby a jury determined in our favor that the lease had been extended by the course of conduct of the parties from October 1999 to October 2003. Consequently and subsequently, a final ruling by the civil court awarded us title to the 20 claims staked in this interim on Big Creek and Little Squaw Creek. In 2010, Gold Dust, Inc. appealed the civil court’s final ruling in the Alaska Supreme Court. In September 2012, the Alaska Supreme Court issued its final ruling. All appeals have been exhausted and all rulings have been in our favor. To the extent possible, we have perfected our interests in all claims, including the 20 awarded claims.

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

The 2007 Chandalar exploration program expanded our understanding of several hard-rock gold prospects through trenching and associated sampling. In all, forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill holes to bedrock) and soil were collected and analyzed. Forty-five trenches for 5,927 feet were accomplished using an excavator, of which 4,954 feet cut into bedrock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

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

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents was completed by March of 2008. From these results, we concluded that we discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economic to mine under prevailing gold prices.

In 2009, we successfully completed an alluvial gold mining test on Little Squaw Creek. The pilot program involved a mining test that extracted approximately 594 “raw” ounces of placer gold, equivalent to about 500 ounces of fine gold. The test mining yielded valuable geologic, mining and engineering data that encouraged us to ramp-up the project into extraction in the spring of 2010.

During the summer of 2010, we were able to start a small mining operation at our Little Squaw Creek alluvial deposit, the site of our previous test mining operation, known as the Little Squaw Creek Gold Mine. This was a major milestone for us, although full realization of the intended project was inhibited by a shortage of working capital. By the end of the 2010 mining season we had extracted 1,906 ounces of gold concentrate from which approximately 1,522 ounces of fine gold and 259 ounces of fine silver were extracted, bringing us gross sales proceeds of $1,904,124. In 2011, we suspended extraction of the Little Squaw Creek Gold Mine to refocus our efforts on hard-rock exploration at Chandalar. In 2012, GNP was formed for the purpose of exploiting the alluvial deposit on Little Squaw, as well as the other alluvial deposits at Chandalar.

During the 2011 exploration season, we successfully completed an exploratory drilling program, soil survey program, and geophysical survey at Chandalar. We drilled 25 HQ size core holes totaling approximately 14,500 feet in five target areas. Drill results are presented in “2011 Exploration Activities” section of this Annual Report. The soil sampling, prioritized to first cover known mineralized trends, consisted of over 1,100 samples collected on a reconnaissance scale grid over approximately 65 percent of the 23,000-acre Chandalar property. In the airborne geophysical survey, approximately 750 line miles (1,246 line kilometers) were flown by an international geophysical contractor over the entire Chandalar property along flight lines 100 meters apart. Preliminary magnetic data reveals known mineralized structures with good clarity and, more importantly, identifies sharp new prospect-scale and district-scale anomalies and mineralized trends.

During 2011, we staked a new and separate 25,600-acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar. Geologically, Thazzik Mountain lies within the same schist belt as Chandalar on the south flank of the Brooks Range. Fieldwork identified a multitude of quartz-bearing structures, including sheeted quartz veinlets. We took approximately 100 reconnaissance samples for geochemical analyses. Based upon the results from the analyses, during 2012 we chose to release 76 of the 160 claims staked in 2011, reducing the total acre block to 13,440 acres. Due to financial considerations, the Company chose to release the remaining 84 claims in 2013.

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012 and 2013. Focus was therefore put on our placer deposit, were significant funds for development were available however our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

In competing for qualified mineral exploration personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand mining periods, such as have been experienced during the increased price of gold in recent years.

Employees

In October 2009, William Schara began employment as our President and Chief Executive Officer (“CEO”). We rely on consulting contracts for some of our management and administrative personnel needs, including for our Chief Financial Officer (“CFO”), Mr. Ted Sharp. The contract for Mr. Sharp expired on December 31, 2009, however Mr. Sharp continues to provide services to the Company under the same terms provided in the contract. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012 and 46 employees during 2013.

Seasons

We conduct exploration activities at Chandalar between late spring and early autumn. Access during that time is exclusively by airplane. All fuel is supplied to the campsite by air transport. Access during winter months is by ice road, snowmobile and ski-plane. All heavy supplies and equipment are brought in by trucking over the ice road from Coldfoot. Snow melt generally occurs toward the end of May, followed by an intensive, though short, 90-day growing season with 24 hours of daylight and daytime temperatures that range from 60° to 80° Fahrenheit. Freezing temperatures return in late August and freeze-up typically occurs by early October. Winter temperatures, particularly in the lower elevations, can drop to -50° F or colder for extended periods. Annual precipitation is 15 to 20 inches, coming mostly in late summer as rain and during the first half of the winter as snow. Winter snow accumulations are modest. The area is essentially an arctic desert.

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

Taxes Pertaining to Mining

Alaska’s tax and regulatory policy is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States. The mining taxation regimes in Alaska have been stable for many years. There is regular discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the State of Alaska's tax regimes. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property. Although management has no reason to believe that new mining taxation laws that could adversely impact our Chandalar property will materialize, such an event could and may happen in the future.

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated annual mining claim rental beginning at $0.88/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All qualified new mining operations are exempt from the mining license tax for 3 1/2 years after production begins.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011 and 2013, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011 and 2013 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. At December 31, 2013, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. Our mining operations have to date disturbed approximately forty-six acres, including the airstrip and historic roads. During 2012, GNP completed certain corrective actions required by the U.S. Army Corps of Engineers. We are still required to remove a mine waste road built in 2010. The Army Corps of Engineers has accepted our plan and timeline for removal of the road by October 2015. The reclamation of the waste road will be concurrent with the removal of overburden and seeding over the recontoured areas of the current active mine operation that includes the 2010 mine pit. At December 31, 2013, we have accrued a liability of approximately $586,000 in our financial statements for the asset retirement of the mine site, waste road and related settling ponds.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production. Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

On December 3, 2013, due to a clerical error, we filed an untimely (one day late) Affidavit of Annual Labor with the State of Alaska for the Chandalar claims. By regulation, this created an opportunity for another party to stake new claims and nullify our claims to the Chandalar property. We immediately paid the fees associated with the late filing and performed an aerial reconnaissance of our claims at Chandalar to determine that no claim staking activities had occurred and that our claims were in full force and effect.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2013, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2013, we raised $571,352 net cash from the issuance of notes payable in gold and received cash of $332,067 from a receivable from equipment sold in 2012. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. Mine completion and plant expansion are scheduled to be completed by June of 2015. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

Subsequent to the end of 2013, we have been successful in raising approximately $500,000 through the sale of 200 shares of Series B preferred shares for $1,000 per share and an unsecured senior note financing for approximately $300,000, which is part of six staged loans for an aggregate of $2,000,000, each of the subsequent loans being at the election of the investor. If the following five stages of the loan do not occur, additional funds will need to be obtained through debt or equity sources to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the net losses during each of the following periods:

•  $1,940,121 for the year ended December 31, 2013;

•  $1,857,029 for the year ended December 31, 2012; and

•  $6,117,639 for the year ended December 31, 2011.

We had an accumulated deficit of approximately $25.5 million as of December 31, 2013. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

During 2013, we issued notes payable in gold totaling $820,000, less a discount of $205,000, for proceeds of $615,000. At December 31, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $118,271 for a net liability of $701,729, representing 511.193 ounces of fine gold deliverable at November 30, 2014. These notes are secured against our right to future distributions of gold extracted by our jont venture with NyacAu.  Subsequent to the end of 2013, we issued an unsecured senior note for approximately $300,000, which is part of six staged loans for an aggregate of $2,000,000, subsequent loans being at the discretion of the investor.

If we are unable to timely satisfy our obligations under the notes payable in gold or the unsecured senior note, including timely payment of gold in November of 2014 or interest when due and payment of the principal amount at maturity on the unsecured senior note and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are specifically secured against our right to future gold distributions under our joint venture. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

We are required to raise additional capital to fund our exploration and, if warranted, development and production programs on the Chandalar property.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We will require additional financing in the future to fund exploration of and development and production on our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. The level of additional financing required in the future will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

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

We have no recent history of commercial production.

We have limited history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically produced limited amounts of gold on the Chandalar property. The recorded historical production since 1904 totals 87,834 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode production from operations of our lessees was 8,192 ounces of fine gold produced from 11,884 tons of mined rock. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, we successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, we expanded the mine into small scale extraction. By the end of the 2010 mining season we had extracted approximately 1,522 ounces of fine gold and 259 ounces of fine silver. We had no gold extraction in 2011 and 2012 as we focused our efforts on exploration of our hard-rock project at Chandalar.

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production (as defined in the joint venture agreement). The joint venture extracted approximately 680 ounces of gold during the 2013 mine construction period. As of the date of this Annual Report, the joint venture partner has reported that full gold extraction from the Chandalar alluvial deposits will begin in the summer of 2015. At this time, due to the risks and uncertainties described in this section, we cannot assure you that the extraction activities in 2015 or in the future will generate revenues, profits or cash flow to us.

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

Chandalar is located within the remote Arctic Circle region and exploration and, if warranted, development and production activities may be limited by climate and location.

While we have conducted test mining and minor gold mining extraction in recent years, our current focus remains on exploration of our Chandalar property. With our current infrastructure at Chandalar, the arctic climate limits exploration activities to a summer field season that generally starts in early May and lasts until freeze-up in mid-September. The remote location of the Chandalar property limits access and increases exploration expenses. Costs associated with such activities are estimated to be between 25% and 50% higher than costs associated with similar activities in the lower 48 states in the United States. Transportation and availability of qualified personnel is also limited because of the remote location. Higher costs associated with exploration activities and limitations for the annual periods in which we can carry on exploration activities will increase the costs and time associated with our planned activities and could negatively affect the value of our property and securities.

We are required to raise additional capital to fund our exploration and, if warranted, development and production programs on the Chandalar property.

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We will require additional financing in the future to fund exploration of and, if warranted, development and production on our properties, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. The level of additional financing required in the future will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

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

Our exploration activities may not result in commercially successful mining operations.

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

We have entered into a Joint Venture agreement which involves risk.

In 2012, we exercised diligence in selecting a qualified and experienced JV partner, and entered into a JV agreement with an independent mining company for extraction of alluvial gold from certain claims owned by us. Under the JV agreement, we delegated control (in whole or in part) over such matters as management, operations and funding responsibilities to our JV partner. As a result, we do not have control many key variables of the JV, including such matters as management, mining plan, personnel, equipment and systems. There can be no assurance that this strategic business partner will continue their relationship with us in the future or that we will be able to pursue our stated strategies with respect to our non-wholly-owned joint venture. Furthermore, the joint venture partners may (a) have economic or business interests or goals that are inconsistent with those of the Group; (b) take actions contrary to the Group's policies or objectives; (c) undergo a change of control; (d) experience financial and other difficulties; (e) be unable or unwilling to fulfill their obligations under the joint venture agreement, which may affect our financial conditions or results of operations; or (f) may be unprofitable or insufficiently profitable to produce the anticipated financial returns to us. For more information, see Joint Venture Agreement below.

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

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development and production operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of reaching production.

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

On December 26, 2013, a lien had been placed on our claims by our JV partner. We believe the lien was placed in violation of the terms of the GNP Joint Venture Operating Agreement. The lien was released on March 28, 2014.

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

At this time, our Chandalar property does not include any federal lands and therefore we do not file plans of operations with the BLM. However, we are subject to obtaining watercourse diversion permits from the U.S. Army Corp of Engineers.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•

control dispersion of potentially deleterious effluents; and

•

reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

We are dependent on our key personnel.

Our success depends in a large part on our key executives: William Schara, our President and CEO, and Ted Sharp, our Corporate Secretary and CFO. The loss of their services could have a material adverse effect on us. Mr. Sharp is a licensed Certified Public Accountant and an independent contractor, with business management and consulting interests that are independent of the consulting agreement he currently has in place with the Company—he is not an employee of the Company.

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

William V. Schara, our CEO, devotes 100% of his time to company business. Ted Sharp, our CFO, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 40% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp often conducts business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

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

The market price of our common stock has ranged from a high of $0.12 and a low of $0.045 during the twelve-month period ended December 31, 2013. The market price for our common stock closed at $0.058 on December 31, 2013, the last trading day of 2013. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2013, we had 95,656,719 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,315,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2013;

•

1,050,000 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2013; and

•

33,849,630 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2013.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 38,214,630 shares of common stock, and our issued and outstanding share capital would increase to 133,871,349 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2013, ranged between a high of $0.12 and a low of $0.045, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

Not applicable.

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

Map 3 – Chandalar Mining Claim Block

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

Chandalar Exploration Programs and Mining Activities

We maintain an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most of the previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, approximately $18.7 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, and survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

The Chandalar district has a history of prior production, but there has been no significant recurrent production over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010. Total production from 2009 to 2013 was approximately 2,702 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

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
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 4 – Gold Prospects and Geologic Structure of Chandalar

The property currently does not contain any known proven or probable ore reserves under the definition of ore reserves within SEC Industry Guide 7. However, Mr. Barker, consulting geologist and Chandalar Project Technical Manager at the time, prepared an internal geologic report formatted to 43-101 standards in collaboration with J. O. Keener and R. B. Murray that covers the hard-rock and placer (or alluvial) gold programs at Chandalar through 2008. That geologic report is dated April 15, 2009 and, at the date of this Annual Report, has not been filed on SEDAR for review by the Canadian authorities. It presents the status of the Chandalar project and provides recommendations and budgets for moving the project forward. The most important specific recommendations of the report are:

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

In this 2009 test mining operation, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained below under the section called “Results of Test Mining Operation” of our Form 10-K for the year ended December 31, 2009. Most importantly, we found that the mineralized material is a continuous but variably mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is not frozen below twelve to fifteen feet of depth, but is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it is mined and converted into loose cubic yards. During 2009 mining test, we stripped approximately 40,000 bank cubic yards of waste material and processed about 9,875 bank cubic yards of gold bearing gravels through our wash plant. About 593.5 ounces of alluvial gold were recovered which, when smelted, yielded 497.5 ounces of fine gold.

The 2009 alluvial gold test mining operation successfully yielded valuable geological, mining and engineering data that lead us to the decision to ramp-up the project into gold extraction in the spring of 2010.

2010 Mining

During the winter of 2009/2010, we raised additional funds to ramp-up the Little Squaw Creek Gold Mine into extraction. The ramp-up process involved substantial infrastructure upgrades, including building a new 30-man mining camp located about two miles from the exploration camp that had been in use since 2004. Infrastructure and mining development at the Little Squaw Creek alluvial gold mine was initiated in late May 2010, with the first gold extraction being delivered to a smelter-refinery on July 15, 2010.

The 2010 gold extraction was limited by the lack of capital to get a second wash plant on line. The 2009 wash plant was re-modeled with improvements (primarily an enlarged hopper with a wet grizzly style in-feed) and put on line for the 2010 extraction. Unfortunately, the plant turned out to be capable of processing only about 29 bank cubic yards per hour on a consistent basis. Attempts at higher processing rates led to overloading the machine and frequent break downs. The plant ran for 1,094 hours, extracting at an average rate of about 1.45 ounces of fine gold per hour.

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

The mining operation ultimately involved stripping an estimated 131,000 bank cubic yards of waste material and the mining and processing of about 31,680 bank cubic yards of gold bearing gravels. During the 2010 extraction season, 1,503.323 ounces of fine gold and 259.356 ounces of silver were recovered at the refinery. Additionally, 24.1345 ounces of gold nuggets estimated to contain 19.2178 ounces of fine gold were extracted and either sold to jewelers or retained by the Company. Our gross precious metal sales in 2010 came to $1,904,124.

2011 Exploration Activities

Our 2011 hard-rock drilling plan was extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third party professionals analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and recommended prioritized hard-rock drill targets for the 2011 exploration season. The 2011 exploration program included a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings and we believe they are the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization.

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

•

2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

A map and tables showing drill hole locations, drill depths, data and intercepts can be found in our annual reports filed with the SEC for 2011 and 2012.

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

2012 and 2013 Exploration and Mining Preparation

Exploration: During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities. We were unable to obtain sufficient finances for exploration programs in 2012 and 2013. In 2013, we did however do advanced petrographic studies on drill core from our 2011 drilling program and are currently studying their results. Due to the weak financial markets, focus was therefore put on our placer deposit, as described below in Joint Venture Agreement, where significant funds for mining preparations and extraction were available; however, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

Mining Preparation: In 2012, as described below in Joint Venture Agreement, we signed an agreement with NyacAU to form a joint venture for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property. Work completed in the 2012 work season included stockpiling topsoil for future mining reclamation, stripping of overburden, building a closed recirculating water pond system to minimize water usage and protect the environment, and constructing an alluvial gold recovery plant. In addition to gold recovery, the plant was designed to produce and stockpile sand and washed gravel for upgrading and construction of roads, airstrip and other assets on site.

In 2013, Achievements included mobilization of drilling equipment and plant setup, approval of permits to expand mining operations, significant infrastructure improvements and commencement of commercial production (as defined in the joint venture agreement). Goldrich Nyac Placer, LLC (“GNP”) extracted approximately 680 ounces of gold before closing out the 2013 season after 330 hours of plant operation at an average processing rate of 125 loose cubic yards (“lcy”) per hour. Plant expansion is scheduled to be completed in stages through 2016, culminating in an increase from the current 125 lcy per hour to 600 lcy per hour. 600 lcy is estimated to roughly equal 400 bank cubic yards (“bcy”).

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

Joint Venture Agreement

In 2012, we entered into a joint-venture with NyacAU, to bring Goldrich’s Chandalar placer gold properties in Alaska into production. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. All costs up to commercial production, are required to be funded by NyacAU and will be paid back from cash flow from gold production.

As part of the agreement, we formed a 50:50 joint venture company with NyacAU called Goldrich NyacAU Placer LLC, to operate the Chandalar placer deposits, with NyacAU acting as managing partner. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. The JV agreement covers production from all placer deposits on Goldrich’s Chandalar property including, but not limited to, Little Squaw Creek, Big Squaw Creek, Big Creek and Tobin Creek, as well as all future properties within two miles of these claims or within the creek drainages to their termination that come from the Chandalar claim block.

A summary of funding provided by NyacAU through December 31, 2013 is as follows:

Loan from NyacAU to Joint Venture with Interest at 0.25%(1)	$11,500,000

Equipment
Capital Expenditures for Equipment of NyacAU affiliate	3,600,000
Purchase Equipment from Goldrich by NyacAU affiliate(2)	900,000
Total Capital Expenditures for Equipment of NyacAU affiliate(3)	4,500,000

Loan to GNP to Purchase 2% Royalty Interest(4)	250,000

Equity Financing - Purchase of Goldrich Common Stock (Received during the nine- month period ended September 30, 2012) (5)	350,000

(1)

Total development expenditures by GNP were approximately $13.7 million, of which NyacAU had funded $11.5 million as of December 31, 2013. The loan is effectively a non-interest bearing loan.

(2)

In the fourth quarter of 2012, we entered into an agreement to sell certain equipment to a leasing company owned by the owner of NyacAU, under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 discounts, for implicit interest at 7% on the note. The note required monthly principal payments of $47,438, with the balance of the note due in July 2013. We recognized a loss on the sale of this equipment of $251,717. Additionally, the purchaser assumed equipment notes totaling $276,020 secured by the equipment. We received $291,913 cash during the year ended December 31, 2012, leaving a net receivable of $324,476 due at December 31, 2012.  During the nine-months ended September 30, 2013, the Company received the remaining $324,476.

(3)

GNP leases the equipment from the leasing company in (2) above, an affiliate of NyacAU. The lease rate for the equipment is basically calculated using the depreciated book value for accounting purposes as of December 31, 2011, or the purchase date of each piece of equipment if later, plus a 15% annual return, amortized over a five-year term.  At the conclusion of the lease, GNP has the option to purchase the equipment by paying an amount equal to 10% of the purchase price.

(4)

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

(5)

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

ITEM 3.  LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. There are no pending legal proceedings in which the Company is a party or any of their respective properties is subject, with the exception of the following.

Since 2008, we have been involved in legal proceedings as the plaintiff with a single party, Delmer and Gail Ackels and their company Gold Dust Mines, Inc. The principal legal proceeding has been ruled in our favor by a trial court, appealed by the defendant to appellate courts and again ruled in our favor by the appellate courts. At this time, we believe all significant matters have been concluded, including rulings on legal fees, to a favorable outcome in each point of the matters.

There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this Annual Report.

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

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2013 and 2012.

Fiscal Year	High Closing	Low Closing
2012
First Quarter	$0.17	$0.12
Second Quarter	$0.18	$0.11
Third Quarter	$0.15	$0.08
Fourth Quarter	$0.11	$0.07

2013
First Quarter	$0.12	$0.08
Second Quarter	$0.10	$0.07
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.09	$0.05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the FINRA OTCBB was $0.058 on December 31, 2013, the last trading day of 2013. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of March 28, 2014 there were 2,903 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $68,031 as of December 31, 2013. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

We issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) who are accredited investors, relying on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. We issued Series A Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. During 2013, we issued 175,000 options to purchase shares of our Company’s common stock under the Plan. At December 31, 2013, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,315,000	$0.28	4,660,672
Equity compensation plans not approved by security holders	0	0	0
Total	3,315,000	$0.28	4,660,672

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

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during our fourth quarter ended December 31, 2013.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold disseminated in schist and in prolific micro-fractures within schist in many places and have defined a drilling target for a stratabound gold deposit at Chandalar. Our targeted drilling area is approximately 1,800 feet wide and over five miles long, where it ends under the Little Squaw Creek alluvial gold deposit. We believe that the erosion of this schist is the source of the alluvial gold in Little Squaw Creek and all of the other creeks in the Chandalar district.  Worldwide, this type of deposit is large by its very nature. It is typically low grade but capable of containing millions of ounces of extractable gold. Our main focus continues to be the exploration of this hard-rock target; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012 and 2013. It appears financial markets may be improving but there is no certainty we will receive funds for exploration in 2014.

Because of the weak financial markets suffered by the mining industry in recent years, we endeavored to develop our placer properties as a source of internal cash to protect us from future market fluctuations and to provide funds for future exploration. In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. As of 2013, total mining preparation expenditures by GNP were approximately $13.7 million and mining preparation expenditures for 2014 are estimated to be $4.5 million. Mining preparation has been delayed due to permitting, some technical problems, financial restrictions and equipment procurement delays, but it appears total mine preparation expenditures to complete the mine will be comparable to total costs, adjusted for inflation, as estimated in our 2009 preliminary assessment study for a similar mine plan. All mining permits have been received, and except for certain equipment that is on order and is being constructed outside of Alaska, the expanded plant is expected to be completed in 2014 with extraction targeted to begin in June 2015. Gold extraction will be approximately from mid-June to mid-September of each year. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

2014 Exploration Plans

In 2013, we completed advanced petrographic studies at the University of Washington.  The sampled veins bear strong textural resemblance to pegmatite veins usually associated with magmatic sources.  We are still studying the results of these studies, but there is evidence of the possibility that Chandalar lode mineralization derives from intrusive sources. This could have important implications for exploration strategies and could refine the mesothermal-metamorphic-orogenic vein model on which we have historically based our understanding of Chandalar.  In 2014, subject to financing and field conditions, we would complete additional petrographic studies and radiometric studies at Chandalar.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2014 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of December 31, 2013.

During 2013, we issued Notes payable in gold totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Subsequent to the end of 2013, we have been successful in raising approximately $500,000 through the sale of 200 shares of Series B preferred shares for $1,000 per share and an unsecured senior note financing for approximately $300,000, which is part of six staged loans for an aggregate of $2,000,000, subsequent stages being at the option of the investor. If the final five stages of the loan do not occur, we anticipate we will need to raise approximately $1.2 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures and general working capital requirements. Further, if we are unable to timely satisfy our obligations under the Notes payable in gold due November 2014, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The Notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At December 31, 2013, we had outstanding total notes payable in gold of $820,000 less unamortized discounts of $118,271 for a net liability of $701,729, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

The Company plans to raise the financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, no minimum distribution is due Goldrich from the placer operation until 2016.

Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine nears completion, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2013, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2013, we raised $571,352 net cash from the issuance of notes payable in gold and received cash of $332,067 from a receivable from equipment sold in 2012. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. Sale of the gold provided $918,000 in revenue to GNP. No extraction is expected in 2014 as construction of the mine is completed with extraction planned to resume in June 2015. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2013 we had total liabilities of $2,106,734 and total assets of $1,063,240. This compares to total liabilities of $833,890 and total assets of $1,663,952 on December 31, 2012. As of December 31, 2013, our liabilities consist of $635,850 for environmental remediation and asset retirement obligations, $603,178 of trade payables and accrued liabilities, $143,894 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,470,884 is due within 12 months. The increase in liabilities compared to December 31, 2012 is largely due to the increase in notes payable in gold, the increase in trade payable, and the increase in deferred compensation for the CEO, offset by the decreases in related party payables during the year ended December 31, 2013. The decrease in total assets was due to the sale of equipment to our joint venture partner and the decrease in the receivable associated with that sale, offset by the increase in deferred finance cost asset during the year ended December 31, 2013.

On December 31, 2013 we had negative working capital of $1,318,660 and a stockholders’ deficit of $1,043,494 compared to negative working capital of $27,002 and stockholders’ equity of $830,062 for the year ended December 31, 2012. Working capital decreased because cash generating activities did not keep pace with our operating costs, which resulted in a decrease in cash balances, decreases in equipment and the receivable associated with that sale and an increase in accounts payable to trade vendors. Stockholders’ equity decreased due to the net loss for the year ended December 31, 2013 during a period of reduced cash generating activities from financing activities.

During 2013, we used cash from operating activities of $910,071 compared to $990,679 for 2012. The year over year performance in net losses are very similar due to the deferral of exploration activities in both 2013 and 2012, except that the 2013 year did not have a repeat of the 2012 loss on sale of equipment, but did include an additional accrual of $300,000 of remediation expenses. Net operating losses of $1,940,121 and $1,848,255 for 2013 and 2012, respectively, included significant non-cash expenses, including depreciation of $256,995 and $373,459 for the respective years. In 2013, we recognized an expense of $300,000 of remediation costs, a loss in disposition of mining claims of $13,658, and in 2012 we recognized a loss in disposition of mining equipment of $263,437. At the end of 2013, we have accumulated approximately $22,306,321and $22,335,827 in federal and state net operating losses, respectively, which may enable us to generate approximately $22.3 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2014 through 2033.

During 2013, cash of $332,317 was provided by investing activities compared to cash provided of $234,006 in 2012. We received cash of $332,067 on a note receivable compared to cash proceeds of $47,475 in 2012. We had cash provided of $244,475 in 2012, with no comparable cash proceeds in 2013. We used cash of $56,907 for equipment purchases in 2012, with no comparable cash usage in the year ended December 31, 2013.

During 2013, cash of $550,352 was provided by financing activities, compared to cash of $215,374 provided during the year ended December 31, 2012. For the year ended December 31, 2013, we raised cash of $571,352 through the issuance of notes payable in gold. For the year ended December 31, 2012, cash of $349,860 was provided through the sale of stock and warrants, net of offering costs. Additionally, we made principal payments on equipment notes payable of $155,486 in 2012. Finally, in 2012, an officer of the Company paid $21,000 of company expenses which we reimbursed during the 2013 year.

Private Placement Offerings

Unit Private Placement

During 2013, the Company closed no private placements.

Gold Notes Payable

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

Subsequent Events

On January 28, 2014, we closed a preferred share financing for $200,000, providing 200 shares of Series B preferred shares. This is convertible into common shares of the Company at a price equivalent to $0.07 per share (2,857,142 common shares) and includes an equal number of warrants. Each warrant has a five-year term and is exercisable into common shares of the Company at a price of $0.10 per share. The purchaser of the Series B preferred shares has the right for a three-year period to participate in any offerings of the Company’s common shares or securities convertible into or exercisable to obtain common shares where the price per common share is less than $0.07. The purchaser may participate in such future offering by surrendering all of the purchaser’s then outstanding Series B preferred shares and warrants and receiving securities in the future offering with a dollar value equal to the principal amount of preferred shares surrendered.

On January 29, 2014, we closed a three-year unsecured senior note financing for approximately $300,000. Per the note agreement, the $300,000 is the first of six staged loans for total aggregate proceeds of $2 million. The three-year unsecured senior note has an interest rate of 15% per annum payable quarterly. The three-year maturity date is respective of the closing date of each loan in the series. The loans will be issued at a 5% discount and the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at a price equal to the greater of $0.15 per common share or the market price per common share on date of issuance of the warrants. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans without penalty. The Lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finders fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan. The terms of the warrants will be the same as the warrants issued to the lender.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets, December 31, 2012 and 2011	49
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and from inception (March 26, 1959) through December 31, 2012	50
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from inception (March 26, 1959) through December 31, 2012	51-52
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from inception (March 26, 1959) through December 31, 2012	53-54
Notes to the Consolidated Financial Statements	55-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (An Exploration Stage Company) (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from inception (March 26, 1959) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2013 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 3, 2014

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 16,993	$ 44,395
Prepaid expenses	58,780	60,332
Receivable for equipment sale, net	-	324,476
Deferred financing costs	23,632	-
Other current assets	52,819	52,831
Total current assets	152,224	482,034

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	273,550	527,662
Mining properties and claims	582,166	598,956
Total property, plant, equipment and mining claims	855,716	1,126,618

Other assets:

Investment in joint venture	55,300	55,300
Total other assets	55,300	55,300
Total assets	$ 1,063,240	$ 1,663,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$ 603,178	$ 357,150
Related party loan payable	-	21,000
Related party deferred compensation	115,000	56,500
Related party payable	28,894	52,303
Notes payable in gold, net	701,729	-
Dividend payable on preferred stock	22,083	22,083
Current portion of equipment notes payable	-	-
Total current liabilities	1,470,884	509,036

Long-term liabilities:

Remediation liability and asset retirement obligation	635,850	324,854
Total long-term liabilities	635,850	324,854
Total liabilities	2,106,734	833,890

Commitment and contingencies (Note 12)
Stockholders' equity (deficit):
Preferred stock; no par value, 9,000,000
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding, respectively, $350,000 and $350,000 liquidation preferences, respectively	175,000	175,000
Common stock; $0.10 par value, 200,000,000 shares authorized; 95,656,719 and 95,506,719 issued and outstanding, respectively	9,565,672	9,550,672
Additional paid-in capital	14,724,619	14,673,054
Deficit accumulated during the exploration stage	(25,508,785)	(23,568,664)
Total stockholders’ equity (deficit)	(1,043,494)	830,062
Total liabilities and stockholders' equity (deficit)	$ 1,063,240	$ 1,663,952

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
			From Inception
			(March 26, 1959)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation and oversight costs	180,752	306,823	1,522,148
Exploration expense	45,737	154,128	8,491,670
Depreciation, mining and exploration	253,819	373,459	2,137,569
Management fees and salaries	268,594	223,544	3,718,775
Professional services	238,901	118,987	2,272,366
Other general and admin expense	267,371	306,761	2,743,136
Office supplies and other expense	43,522	13,639	445,422
Directors' fees	65,900	11,800	847,975
Mineral property maintenance	141,938	51,672	371,579
Reclamation and miscellaneous	300,596	5,094	434,680
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss on disposal of mining properties and equipment	13,658	263,437	472,385
Total operating expenses	1,820,788	1,829,344	23,536,277

Other (income) expense:
Gain on legal judgment and miscellaneous income	-	(12)	(127,399)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(7,607)	(13,499)	(307,680)
Interest expense and finance costs	127,545	33,027	1,569,353
Loss on settlement of debt	-	-	1,946,684
Loss (gain) on foreign currency translation	(605)	(605)	72,868
Total other (income) expense	119,333	18,911	2,655,744

Net loss	1,940,121	1,848,255	$ 25,508,785

Preferred dividends	9,379	8,774
Net loss available to common stockholders	$ 1,949,500	$ 1,857,029

Net loss per common share – basic and diluted	$ 0.02	$ 0.02

Weighted average common
shares outstanding-basic and diluted	95,542,267	94,699,047

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2013
	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Cumulative Activity from Inception (March 26, 1959) through December 31, 2010				52,936,397	$ 5,293,639	425,000	$ 425,000	$ 9,673,743	$ (15,612,374)	$ (219,993)

Issuance of common shares by Private Placement, net	X			24,315,236	2,431,524			2,362,574		4,794,098
Notes payable in gold converted to common shares				12,961,890	1,296,189			2,162,605		3,458,794
Issuance of common shares for conversion of preferred shares				1,500,000	150,000	(250,000)	(250,000)	100,000		-
Dividend payable at conversion of preferred shares								(22,083)		(22,083)
Vested option expense under ASC 718		Corp mgmt & Director fees	Fair value of options issued					100,278		100,278
Issuance of shares by exercise of Class E Warrants	X			35,000	3,500			3,500		7,000
Issuance of shares by exercise of Class F Warrants	X			1,393,332	139,333			139,333		278,666
Net Loss									(6,108,035)	(6,108,035)
Balance, December 31, 2011				93,141,855	$ 9,314,185	175,000	$ 175,000	$14,519,949	$ (21,720,409)	$ 2,288,725

Issuance of common shares by Private Placement, net	X			2,364,864	236,487			113,373		349,860
Stock options issued for investment in joint venture		Investment in Joint Venture	Fair value of options issued					54,300		54,300
Reversal of option expense for forfeited unvested options								(14,568)		(14,568)
Net Loss									(1,848,255)	(1,848,255)
Balance, December 31, 2012				95,506,719	$ 9,550,672	175,000	$ 175,000	$14,673,054	$ (23,568,664)	$ 830,062

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Deficit) From Inception (March 26, 1959) Through December 31, 2013

	Shares Issued for		Basis of Assignment of Amount	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Cash	Non-cash Consideration	for Non-cash Consideration	Shares	Par Value	Shares	Par Value	Paid-in Capital	Exploration Stage	Total
Balance, December 31, 2012				95,506,719	$ 9,550,672	175,000	$ 175,000	$ 14,673,054	$ (23,568,664)	$ 830,062

Issuance of common shares to new directors		Director Fees	Fair value of shares issued	150,000	15,000			(6,000)		9,000
Stock options for new directors and Controller		Director Fees and Payroll	Fair value of options issued					12,400		12,400
Stock options reissued for CEO		Corporate Mgmt	Fair value of options issued					37,575		37,575
Warrants issued with notes payable in gold		Discount	Fair value of warrants issued					7,590		7,590
Net Loss									(1,940,121)	(1,940,121)
Balance, December 31, 2013				95,656,719	$ 9,565,672	175,000	$ 175,000	$ 14,724,619	$ (25,508,785)	$ (1,043,494)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (1,940,121)	$ (1,848,255)	$ (25,508,785)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	256,995	373,459	2,144,414
Loss on sale of mining property and equipment	13,658	263,437	472,385
Stock based compensation	58,975	(14,568)	1,735,241
Compensation paid with equipment	-	2,260	7,446
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	(7,591)	(13,466)	(21,057)
Amortization of discount on notes payable in gold and associated warrants	93,825	-	874,344
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	20,510	-	150,510
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of asset retirement obligation	10,996	10,572	31,732

Change in:
Prepaid expenses	1,552	23,157	(58,781)
Other current assets	12	25,861	(52,819)
Accounts payable and accrued liabilities	209,802	108,466	579,212
Related party deferred compensation	58,500	56,500	115,000
Related party payable	12,816	21,898	94,457
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	300,000	-	355,000
Net cash used - operating activities	(910,071)	(990,679)	(16,707,574)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Investment in joint venture – Goldrich Nyac Placer, LLC	-	(1,000)	(1,000)
Funds advanced by Nyac in equipment purchase	-	244,475	244,475
Payment on a receivable for equipment sale	332,067	47,438	379,505
Proceeds from the sale of equipment	250	-	64,874
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	(56,907)	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash provided (used) - investing activities	332,317	234,006	(1,573,972)

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued:
			From Inception
			(March 26, 1959)
	Years Ended		Through
	December 31,		December 31,
	2013	2012	2013
Cash flows from financing activities:
Proceeds from related party debt	$ -	$ 21,000	$ 121,000
Payments on related party loan payable	(21,000)	-	(121,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	349,860	12,988,444
Proceeds from notes payable in gold and warrants, net	571,352	-	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchases of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock	-	-	475,000
Payments on capital leases and equipment notes payable	-	(155,486)	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	550,352	215,374	18,298,539

Net increase (decrease) in cash and cash equivalents	(27,402)	(541,299)	16,993

Cash and cash equivalents, beginning of period	44,395	585,694	-
Cash and cash equivalents, end of period	$ 16,993	$ 44,395	$ 16,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 26,443	$ 162,618
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	-	-	1,240,988
Additions to property, plant and equipment paid in gold	-	-	10,966
Debt assumed by purchaser of equipment	-	276,020	276,020
Funds advanced by Nyac in equipment purchase	-	244,475	244,475
Receivable from purchaser of equipment	-	379,505	379,505
Issuance of options for investment in joint venture	-	54,300	54,300
Accounts payable satisfied with equipment	-	-	10,000
Related party liability converted to common stock	-	-	301,086
Issuance of warrants for deferred financing
costs of convertible debenture	-	-	30,000
Issuance of common stock upon conversion of
convertible debenture	-	-	1,000,000
Issuance of common stock upon conversion of
preferred shares	-	-	300,000
Issuance of common stock upon conversion of
notes payable in gold	-	-	3,458,794
Issuance of common stock for finders’ fees	-	-	149,640
Warrants issued with notes payable in gold	-	-	116,818
Notes payable satisfied with gold	-	-	632,615
Capital lease satisfied with equipment notes payable	-	-	335,190
Dividend payable on preferred stock	-	-	22,083

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2013, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the FINRA OTCBB exchange under the ticker symbol GRMC.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2013, the Company raised $571,352 net cash from the issuance of notes payable in gold and received cash of $332,067 from a receivable from equipment sold in 2012. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, the Company reported Goldrich NyacAU Placer, LLC (“GNP”) had completed preparations for initial production and had produced approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There is no production currently planned for the 2014 season. Plant expansion is scheduled to be completed in stages through 2016. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. See Note 5 Joint Ventures.

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

Financial Instruments

On December 31, 2013 and 2012, our financial instruments consist principally of cash and cash equivalents and notes payable in gold.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of December 31, 2013 and December 31, 2012, with all intercompany balances and investment accounts eliminated.

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Net Loss Per Share

Basic earnings per share (“EPS”) is computed as net loss available to common shareholders after dividends to preferred shareholders, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible debt and securities. The dilutive effect of vested convertible and exercisable securities would be:

For years ended December 31,	2013	2012
Convertible preferred stock	1,050,000	1,050,000
Stock options	3,315,000	3,570,000
Warrants	33,849,630	33,542,130
Total possible dilution	38,214,630	38,162,130

At December 31, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

3.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 5 Joint Ventures), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of 379,505. The Company received a cash payment of $47,438 during the year ended December 31, 2012, and $332,067 during the year ended December 31, 2013.

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

Equipment

At December 31, 2013 and 2012, the Company’s equipment classifications were as follows:

	2013	2012
Exploration and mining equipment	$ 1,627,351	$ 1,629,150
Vehicles and rolling stock	413,678	413,678
Office and other equipment	67,318	67,317
Total	2,108,347	2,110,145
Accumulated depreciation and amortization	(1,834,797)	(1,582,483)
Equipment, net of depreciation
and amortization	$ 273,550	$ 527,662

Of the Company’s assets, $1,344,648 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $253,819 for 2013. Assets of $1,346,446 and $763,699 being depreciated over corresponding periods, respectively, resulted in total depreciation of $373,459 for 2012. Asset retirement costs are being depreciated over twenty years.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS, CONTINUED:

Mining Properties and Claims

At December 31, 2013 and 2012, the Company’s mining properties and claims were as follows:

	2013	2012
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	54,014
Asset retirement costs	242,766	245,942
Total	$ 582,166	$ 598,956

5.

JOINT VENTURES

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method. Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided a funding to the JV and the Company of loans that, subject to the timing of production, are estimated to eventually total approximately $18 million. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production.

In addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount, netting $900,000 to the Company, prior to discount (see Note 3 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

NyacAU also agreed to advance Goldrich $950,000 at the greater of prime plus 2% or 10% interest for direct exploration drilling costs at the Company’s Chandalar property to be performed by Blackrock Drilling, a drilling company in which the owners of NyacAU have a majority interest. The Company did not initiate a drilling program for 2012 or 2013, and the $950,000 funding for the drilling costs were not advanced by NyacAU to the Company or the drilling company.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

6.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, the Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $115,000 has been deferred and is included in related party deferred compensation at December 31, 2013, $56,500 was deferred and accrued at December 31, 2012. The officer also loaned the Company $21,000 in the year ended December 31, 2012, which was repaid during the quarter ended June 30, 2013. Subsequent to the year-ending December 31, 2013, $85,000 was paid to the CEO leaving a balance of $30,000.

A total of $11,338 interest is payable at December 31, 2013 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold in 2011. A total of $17,556 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2013, 2012 $14,406, respectively. These amounts are included in related party payable. Subsequent to December 31, 2013, $11,000 was paid to the CFO leaving a balance of $6,556.

A total of $40,700 had been accrued for directors’ fees at December 31, 2012. For the year ended December 31, 2013, an additional $47,200 has been accrued for services performed during the period, which is included in accounts payable. Additionally, in 2013 150,000 common shares and 150,000 options to purchase common shares were issued to three consulting directors (See Note 8 Stockholders’ Equity) having a total fair value of $18,700, which brings the total directors’ fees recognized for the year ended December 31, 2013 to $65,900.

7.   NOTES PAYABLE IN GOLD

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder’s fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered, the holder received one half of a common stock purchase warrant. A total of 307,500 warrants were issued. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. A portion of the proceeds from the notes were allocated to the warrants, resulting in an increase in additional paid in capital and a discount on the notes payable in gold of $7,590.

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

Risk-free interest rate	0.29%

Expected dividend yield	0
Expected term (in years)	2
Expected volatility	138.5%

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

7.   NOTES PAYABLE IN GOLD, CONTINUED

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

At December 31, 2013, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $118,271 for a net liability of $701,729, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

8.  STOCKHOLDERS’ EQUITY

The following is a summary of warrants for December 31, 2013:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2012	300,018	0.65	Mar. 31, 2014 (1)
Outstanding and exercisable at December 31, 2012	300,018
Outstanding and exercisable at December 31, 2013	300,018
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	659,663	0.55	Mar. 31, 2014 (1)
Outstanding and exercisable at December 31, 2012	659,663
Outstanding and exercisable at December 31, 2013	659,663
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2012	599,772	0.20	Mar. 31, 2014 (1)
Outstanding and exercisable at December 31, 2012	599,772
Outstanding and exercisable at December 31, 2013	599,772
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	4,169,850	0.36	Mar. 31, 2014 (1)
Outstanding and exercisable at December 31, 2012	4,169,850
Outstanding and exercisable at December 31, 2013	4,169,850
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2012	5,125,936
Outstanding and exercisable at December 31, 2013	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2012	13,906,413
Outstanding and exercisable at December 31, 2013	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2012	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2012	8,780,478
Outstanding and exercisable at December 31, 2013	8,780,478
Class K Warrants: (Issued for Gold Notes)
Warrants issued March 29, 2013	307,500	0.40	Mar. 29, 2015
Outstanding and exercisable at December 31, 2013	307,500
Total warrants outstanding and weighted average exercise price at December 31, 2013	33,849,630	0.36

(1)

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.  STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2013, there were a total of 4,660,672 shares available for grant in the Plan, 1,575,000 shares issued or exercised, and 3,315,000 options outstanding.

For the years ended December 31, 2013 and 2012, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2013	2012

Risk-free interest rate	1.75%	1.75%
Expected dividend yield	--	--
Expected term (in years)	10	5
Expected volatility	142.4% - 155.8%	146.6%

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

During the year ended December 31, 2013, the Company issued 25,000 options to an employee and a total of 150,000 options to three directors. The fair value of these options was determined using a Black Scholes model, resulting in a fair value of $2,700 and $9,700, respectively. The Company also issued 150,000 common shares to the three directors. These shares were issued at the grant date market price of $0.06 per share, resulting in directors’ fees expense of $9,000.

In 2009, the Company issued 750,000 options to the President and CEO for a term of five-years. On February 20, 2013, the board voted to cancel the options and issue new options at the same exercise price of $0.405 to effectively extend to a total of 10-years with the same exercise price. This resulted in an additional fair value of $37,575 for these options.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.  STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the years ended December 31, 2013 and 2012 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,570,000	0.29	5.14	$0
Granted	300,000	0.24
Forfeited	(300,000)	0.24
Options outstanding at December 31, 2012	3,570,000	0.28	4.41	$0
Granted	175,000	0.15
Forfeited	(430,000)	0.21
Options outstanding and exercisable at December 31, 2013	3,315,000	$ 0.28	4.41	$0
Options available for future grants	4,660,672

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $0.15 and $0.18 per share, respectively. There were no options exercised during 2013 and 2012.

For the year ended December 31, 2013 and 2012, the Company recognized total share-based compensation for employees and consulting directors of $58,975 and negative $14,568, respectively, and share-based compensation in relation to the joint-venture with NyacAU of $nil and $54,300, respectively.

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

In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015. The cost of this remediation is additive to the long term asset retirement obligation calculated in previous years.

Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31,	December 31,
	2013	2012
Asset Retirement Obligation – beginning balance	$ 274,854	$ 264,282
Incurred	-	-
Accretion	10,996	10,572
Asset Retirement Obligation - ending balance	285,850	274,854
Accrual for environmental remediation	350,000	50,000
Total Remediation liability and asset retirement obligation	$ 635,850	$ 324,854

The accrual of $350,000 and $50,000 respectively at December 31, 2013 and 2012 is for anticipated costs to remedy a road and associated disturbance and contamination caused by activities of a previous operator next to an inactive mill site, neither of which was included in the Asset Retirement Obligation computation.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

10.  INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2013 and 2012.

Following are the components of deferred tax assets and allowances at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 284,000	$ 416,000
Unrecovered promotional and exploratory costs	161,000	161,000
Non-deductible accrued remediation costs	169,000	28,000
Non-deductible share based compensation	357,000	355,000
Net operating loss carryforwards	9,592,000	8,789,000
Total deferred tax assets	10,563,000	9,749,000
Less valuation allowance	(10,563,000)	(9,749,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 43%.

At December 31, 2013 and 2012, the Company had both federal and state tax-basis net operating loss carryforwards totaling $22.3 million and $20.4 million for each year respectively, which will expire in various amounts from 2019 through 2033.

	2013		2012
Federal income tax benefit based on statutory rate	$ (660,000)	34.0%	$ (628,000)	34.0%
State income tax benefit net of federal taxes	(174,000)	9.0%	(166,000)	9.0%
Nondeductible meals and entertainment	2,000	(0.1)%	5,000	0.3%
Nondeductible expense for options to employees	18,000	(0.9)%	(6,000)	(0.3)%
Increase in valuation allowance	814,000	(41.9)%	795,000	(43.0)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company’s tax years from 2011 through 2013 remain open for examination. Management has reviewed the Company’s tax positions and believes that it is more likely than not all positions would be sustained in an audit. Penalties and interest, should any arise, would be deducted as other expense and interest expense, respectively.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

12. COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2014 and 2015.

	November 30, 2014	November 30, 2015
Claims Rental	$ 69,350	$ 83,570
Annual Labor	61,100	61,100
Yearly Totals	$ 130,450	$ 144,670

The Company has a carryover to 2014 of approximately $14.3 million to satisfy its annual labor requirements. This carryover expires in the years 2014 through 2019 if unneeded to satisfy requirements in those years.

13.

SUBSEQUENT EVENTS

On January 27, 2014, the Company completed a preferred share financing for $200,000, providing 200 shares of Series B preferred shares. These shares are convertible into common shares of the Company at a price equivalent to $0.07 per common share (2,857,142 common shares) and include an equal number of warrants. Each warrant has a five-year term and is exercisable into common shares of the Company at a price of $0.10 per share. The purchaser of the Series B preferred shares has the right for a three-year period to participate in any offerings of the Company’s common shares or securities convertible into or exercisable to obtain common shares where the price per common share is less than $0.07. The purchaser may participate in such future offering by surrendering all of the purchaser’s then outstanding Series B preferred shares and warrants and receiving securities in the future offering with a dollar value equal to the principal amount of preferred shares surrendered.

On January 30, 2014, the Company completed a three-year unsecured senior note financing for approximately $300,000. Per the note agreement, the $300,000 is the first of six staged loans for total aggregate proceeds of $2 million. The three-year unsecured senior note has an interest rate of 15% per annum payable quarterly. The three-year maturity date is measured as of the closing date of each loan in the series. The loans will be issued at a 5% discount and the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at a price equal to the greater of $0.15 per common share or the market price per common share on date of issuance of the warrants. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans without penalty. The Lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finders’ fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan. The terms of these warrants will be the same as the warrants issued to the lender.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and concluded that it is effective.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held thirteen meetings in 2013 and three meetings in 2012.

James K. Duff resigned from the Board of Directors on February 12, 2013 in conjunction with his retirement. He served as Chairman of the Board until his retirement.

William Orchow served as Chairman of the Board in 2013 after Mr. Duff’s retirement, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

Richard R. Walters resigned from the Company as Vice President and Chief Operating Officer effective on January 1, 2011 in conjunction with his retirement. He retired from the Board on April 15, 2013, and remains available to management as a professional geologist on a consulting basis.

The following table and information that follows sets forth, as of December 31, 2013, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson	44

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

Charles C. Bigelow	82

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

Kenneth S. Eickerman	55

Mr. Eickerman became a director on March 4, 2004. Mr. Eickerman spends approximately 12 hours per month on matters related to Goldrich. Mr. Eickerman received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Mr. Eickerman has served as Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer. From January of 2004 to April of 2004 he was the Chief Financial Officer for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian company. Mr. Eickerman is Chairman of the Audit Committee and its designated Financial Expert.

Garrick A. Mendham	53

Mr. Mendham became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Mendham spends about 15 hours a month on matters related to Goldrich. Since May 2012 to the present, Mr. Mendham serves as Vice President of Operations and Project Development for RH Mining Resources, a Hong Kong based resources development company. From 2008 to 2012, he served as Director of Technical Services and General Manager of Technical Services for Regent Pacific Group in Hong Kong and Beijing, China, respectively. Regent Pacific is an investment holding company trading on the Hong Kong exchange. From 2006 to 2008, Mr. Mendham served as Manager of Technical Services for Rio Tinto Coal Australia, a subsidiary of Rio Tinto Group. From 2004 to 2006, he served as Manager of Mine Technical for Lihir Management Company in Papua, New Guinea. Prior to 2004, Mr. Mendham served in technical, corporate, planning and mining positions with Rio Tinto, BHP Billiton, Bond Corporation, and Queensland Nickel, including two years working in an Australian 20,000-ounces per year placer operation. Mr. Mendham brings over 30 years of mining experience in operations, technical work, and mining finance for both junior and large mining companies.  Mr. Mendham is the Chairman of the Australasian Institute of Mining and Metallurgy Hong Kong branch. He received a Bachelor of Mine Engineering from the University of New South Wales, a Graduate Diploma in Finance from the Financial Services Institute of Australasia, and holds Mine Manager Certificates in Australia for both New South Wales and Western Australia.

William Orchow	68

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and also a member of the board of trustees and President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Michael G. Rasmussen	68

Dr. Rasmussen became a consulting director on April 15, 2013 and was appointed director on November 26, 2013. Dr. Rasmussen spends about 15 hours a month on matters related to Goldrich. In February 2013 to present, he launched a private consultancy providing geologist services to mining companies, including Goldrich. From 2008 to 2013, Dr. Rasmussen served as the Vice President, Exploration and consulting geologist for Mines Management, Inc, a public company trading on the NYSE and TSX. From 2007 to 2008, he served as Vice President, Exploration for Aztec Metals Corp, and concurrently as consulting geologist for Endeavour Silver Corp, a Canadian public company trading on the NYSE and TSX, and Canarc Gold Corp, a Canadian public company trading on the FINRA OTCBB and TSX, From 2005 to 2007, Dr. Rasmussen served as Vice President, Exploration for Endeavour Silver Corporation and from 2004 to 2005 as Vice President, Exploration for International Wayside Gold Mines Ltd, a Canadian public company trading on the TSX. From 1990 to 2004, he held senior geologist roles at Echo Bay Mines and its parent Kinross Gold Corp, a public company trading on the NYSE and TSX,. Dr. Rasmussen earned a PhD in Economic Geology from the University of Washington and a Master’s Degree in Geological Sciences from Loma Linda University. Dr. Rasmussen is licensed as a Professional Geologist by the Washington State Board of Geologists and the American Institute of Professional Geologists. Dr. Rasmussen has evaluated precious metals prospects and conducted exploration extensively throughout Mexico, Peru, British Columbia, and the western United States, and is credited with the discovery of the Emanuel Creek epithermal gold deposit for Echo Bay Mines.

William V. Schara	57

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2006 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004 he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. Since September 2004, Mr. Schara has served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Since October 2003, Mr. Schara has been the owner and operator of BudgetMap, a financial planning system retailer company. Mr. Schara has more than 27 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Stephen M. Vincent	65

Mr. Vincent became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Vincent spends about 15 hours a month on matters related to Goldrich. Mr. Vincent has over 30 years of experience as a finance specialist. From February 2013 to the present, Mr. Vincent is principal of SMV Enterprises, Inc, providing financing services to clients. From 2005 to 2013, he worked at Northland Securities, providing investment bank services and developing a junior mining investment banking practice. From 1992 to 2004, Mr. Vincent worked at Allison Williams Company, providing structures and securitized financings including leasing and corporate debt. Prior to 1992, he held a range of positions with various companies including Moore Juran and Co., Miller and Schroeder Financial, and Piper Jaffray. His roles have included metals distribution, debt instrument structuring, and private equity financing. Mr. Vincent raised capital for companies developing the copper-nickel mining district of northeastern Minnesota. Mr. Vincent completed strategic equity investments for Duluth Metals Ltd., Franconia Minerals and Encampment Minerals. While at Northland Securities, Mr. Vincent completed a private placement financing for Goldrich in 2010. Mr. Vincent received a Bachelor’s degree in History from Boston College and attended the William Mitchell School of Law.

Ted R. Sharp	57

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have entered into a management consulting contract with Mr. Sharp, engaging him and his firm on a part-time basis. Mr. Sharp spends approximately 40% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

On November 7, 2005, our Board of Directors adopted a Code of Business Conduct and Ethics for directors, officers and executive officers of Goldrich Mining Company and its subsidiaries and affiliates. All our directors and employees have been provided with a copy of the Code, and it is posted on our website at www.goldrichmining.com. The document is intended to provide guidance for all directors and employees (including officers) and other persons who may be considered associates of the company to deal ethically in all aspects of its business and to comply fully with all laws, regulations, and company policies. If we make any amendments to this Code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of the Code to our chief executive officer, or chief financial officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website. A copy of the Code will be sent without charge to anyone requesting a copy by contacting us at our principal office.

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

The Board of Directors has an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, a Technical Committee, an Operating Committee, and a Financing Committee.

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2013 were Mr. Eickerman, Mr. Orchow, Mr. Duff until his retirement from the Board and Mr. Vincent. Mr. Eickerman is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during the year ended December 31, 2012 and four meetings in 2013. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

During 2013, Mr. Eickerman, Mr. Vincent, Mr. Orchow and Mr. Duff until his retirement from the Board were members of the Compensation Committee; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held one meeting in 2013 and none in 2012.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, Mr. Schara and Mr. Walters until his retirement from the Board. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2012 and held one meeting in 2013.

Technical Committee

The Technical Committee is composed of Mr. Rasmussen, Mr. Mendham, and Mr. Bigelow. Mr. Rasmussen is the Chairman of this Committee. This Committee does not have a charter. The Committee was created in 2013 and held no meetings in 2013.

Operating Committee

The Operating Committee is composed of Mr. Schara, Mr. Orchow, and Mr. Mendham. Mr. Schara is the Chairman of this Committee. This Committee does not have a charter. The Committee was created in 2013 and held no meetings in 2013.

Financing Committee

The Financing Committee is composed of Mr. Schara, Mr. Orchow, Mr. Vincent, and Mr. Atkinson. Mr. Schara is the Chairman of this Committee. This Committee does not have a charter. The Committee was created in 2013 and held no meetings in 2013.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara voluntarily elected to defer a portion of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. At December 31, 2013 a total of $115,000 of deferred salary has been accrued and included in payable to related parties, $85,000 was paid subsequent to the quarter end. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company which were paid during the year-ending December 31, 2013.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. At December 31, 2013 a total of $17,556 has been accrued and included in payable to related parties, $11,000 was paid subsequent to quarter end.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Summary Compensation Table
Name(1) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William V. Schara(2)	2013	180,000	-	-	-	-	180,000
Principal Executive Officer	2012	180,000	-	-	-	-	180,000
Ted R. Sharp	2013	43,519	-	-	-	-	43,519
Principal Financial Officer	2012	57,944	-	-	-	-	57,944

(1)

No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

(2)

Beginning in October 2012, Mr. Schara elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. Of these totals, $115,000 and $56,500 was deferred and is included in related party deferred compensation in the Company’s Balance Sheet for December 31, 2013 and 2012, respectively.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2013)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2013 are included in the Beneficial Ownership table and notes below.

Director Compensation (2013)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	6,800	0	0	0	0	0	6,800
Charles G. Bigelow(4)	6,500	0	0	0	0	0	6,500
James K. Duff(5)	500	0	0	0	0	0	500
Kenneth S. Eickerman(6)	7,700	0	0	0	0	0	7,700
Garrick A. Mendham(9)	3,500	3,000	3,400	0	0	0	9,900
William Orchow(7)	8,300	0	0	0	0	0	8,300
Michael G. Rasmussen(10)	4,500	3,000	2,900	0	0	0	10,400
Stephen M. Vincent(11)	4,100	3,000	3,400	0	0	0	10,500
Richard Walters(8)	2,300	0	0	0	0	0	2,300

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

(6)

Mr. Eickerman holds options to purchase a total of 250,000 shares of common stock, all of which are vested.

(7)

Mr. Orchow holds options to purchase a total of 300,000 shares of common stock, all of which are vested.

(8)

Mr. Walters holds options to purchase a total of 400,000 shares of common stock, all of which are vested.

(9)

Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(10)

Mr. Rasmussen holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(11)

Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2013 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	8,126,953	(10)	8.41%
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Ct Anchorage, AK 99515	470,000	(2)(3) (5)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	300,000	(3)(6)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	776,189	(14)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	503,333	(3)(6)	*
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	100,000	(4)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	2,190,833	(9)	2.28%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	598,182	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	538,753	(15)	*
Common Stock	Dr. Michael James, Owner of Joint Venture partner, NyacAU LLC	1634 West 13th Avenue Anchorage, AK 99501	2,664,864	(13)	2.79%
Common Stock	All current executive officers and directors as a group		16,269,107	(7)	16.60%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	8,126,953	(10)	8.41%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	8,891,663	(11)	9.11%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	31,592,714	(12)	28.22%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 95,656,719 shares outstanding on December 31, 2013, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)

Includes 5,000 shares of common stock acquirable upon exercise of vested options exercisable before March 3, 2014.

(3)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before December 31, 2014.

(4)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023.

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

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 750,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2019. Also includes 255,000 shares of common stock acquirable upon exercise of Class H warrants and 255,000 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before May 27, 2016.

(10)

 Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 300,000 shares of common stock held personally by Mr. Atkinson, 5,873,999 held for the account of Forza Partners II, and 926,468 held for the account of Forza Partners L.P. Mr. Atkinson is also a director to the Company. Also includes 100,018 shares of common stock acquirable upon exercise of Class E warrants exercisable before March 31, 2014, 463,234 shares of common stock acquirable upon exercise of Class I warrants, 463,234 shares of common stock acquirable upon exercise of Class J warrants. The Class I and Class J warrants are exercisable before July 29, 2016. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(11)

Includes 4,100,000 shares of common stock, held personally by Nicholas Gallagher and 2,791,663 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock, 100,000 shares of common stock acquirable upon exercise of Class E warrants, which are exercisable before June 3, 2014, 500,000 shares of common stock acquirable upon exercise of Class I warrants, and 500,000 shares of common stock acquirable upon exercise of Class J warrants, all held for the account of NGB Nominees Limited. The Class I and Class J warrants are exercisable before July 29, 2016. All warrants, preferred stock and notes payable in gold are exercisable and convertible within 60 days of the date of this report.

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

(13)

Dr. James is owner and manager of Nyac Mining LLC, the parent of NyacAU LLC, our joint venture partner. The shares total includes 2,364,864 shares of stock owned by Nyac Mining LLC and 300,000 shares of common stock acquirable upon exercise of vested options exercisable before May 2, 2017 owned personally by Dr. James.

(14)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 119,047 shares of common stock acquirable upon exercise of Class H warrants and 119,047 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before April 8, 2016.

(15)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 48,714 shares of common stock acquirable upon exercise of Class H warrants, 84,428 shares of common stock acquirable upon exercise of Class I warrants and 25,714 shares of common stock acquirable upon exercise of Class J warrants. All warrants are exercisable before July 29, 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. In 2012, similar to 2010, the Chief Executive Officer elected to defer a portion of his salary until we are successful in securing financing sufficient to fund future operations. At December 31, 2013 a total of $115,000 of deferred salary has been accrued and included in payable to related parties, with $85,000 paid subsequent to the quarter end. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company, which was paid during the year-ended December 31, 2013.

At December 31, 2013, $17,556 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2013 with $11,000 paid subsequent to the year ended December 31, 2013.

A total of $65,900 has been accrued for directors and related party consultants, of which $47,200 was accrued during the year ended December 31, 2013.

Director Independence

Our Board of Directors has analyzed the independence of each director and nominee and has determined that the members of our Board of Directors listed below are independent as that term is defined under Rule 5605(a)(2) of the NASD listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with us, except as a director and shareholder:

•

Charles G. Bigelow

•

Kenneth S. Eickerman

•

William Orchow

•

Michael G. Rasmussen

•

Stephen M. Vincent

•

Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2013. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2013 and 2012:

Type of fee:	2013	2012	Description

Audit fees:	$42,951	$40,000	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	2,675	4,900
Total	$45,626	$44,900

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2103
3.2(1)	Amended Bylaws
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.5	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.6	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.7	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.8	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.9	Form of Class K Warrant issued with Notes payable in gold dated March 13, 2013
4.10	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.11	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.12	Form of Class M Warrant
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013
10.13(1)	Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014
10.14(1)	Form of Note by and between the Company and Gold Rich Asia Investment Limited
10.15(1)	Form of Finder’s Agreement dated effective January 24, 2014
10.16(1)	Addendum to Note Purchase Agreement dated January 29, 2014
10.17(1)	Form of Guaranty dated January 24, 2014
23.1(1)	Consent of James C. Barker, a Certified Professional Geologist
23.2(1)	Consent of Robert B. Murray, a Certified Professional Geologist
23.3(1)	Consent of Jeffrey O. Keener, contract geologist, President of Metalogeny, Inc.
23.4(1)	Consent of Jeffrey O. Keener, contract geologist, owner of Norwand Enterprize
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  April 14, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 14, 2014

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 14, 2014

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 14, 2014

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

April 14, 2014

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

April 14, 2014

            /s/ William Orchow

William Orchow, Director

Date:

April 14, 2014

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

April 14, 2014

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

April 14, 2014

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

April 14, 2014

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer