Form 10-K/A
period 2013-12-31
GOLDRICH MINING CO
filed 2014-04-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Documents Incorporated by Reference:  None

Explanatory Note

This Form 10-K/A has been submitted only to upload XBRL files which were omitted in the original filing due to technical error.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2103
3.2 (2)	Amended Bylaws
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.5	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.6	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.7	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.8	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.9	Form of Class K Warrant issued with Notes payable in gold dated March 13, 2013
4.10	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.11	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.12	Form of Class M Warrant
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013
10.13 (2)	Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014
10.14 (2)	Form of Note by and between the Company and Gold Rich Asia Investment Limited
10.15 (2)	Form of Finder’s Agreement dated effective January 24, 2014
10.16 (2)	Addendum to Note Purchase Agreement dated January 29, 2014
10.17 (2)	Form of Guaranty dated January 24, 2014
23.1 (2)	Consent of James C. Barker, a Certified Professional Geologist
23.2 (2)	Consent of Robert B. Murray, a Certified Professional Geologist
23.3 (2)	Consent of Jeffrey O. Keener, contract geologist, President of Metalogeny, Inc.
23.4 (2)	Consent of Jeffrey O. Keener, contract geologist, owner of Norwand Enterprize
31.1 (2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2 (2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1 (2)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1 (2)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed herewith.

(2)

Incorporated by reference to exhibit of the same number for the Form 10-K (001-06412), as filed April 15, 2014

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