Form 10-Q
period 2014-03-31
GOLDRICH MINING CO
filed 2014-05-20
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer   ☐        Accelerated filer    ☐      Non-accelerated filer  ☐      Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 15, 2014:     95,656,719

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

16

Item 3. Quantitative and Qualitative Disclosures about Market Risk

25

Item 4. Controls and Procedures

25

PART II – OTHER INFORMATION

26

Item 1.  Legal Proceedings

26

Item 1A.  Risk Factors

26

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

26

Item 3.  Defaults upon Senior Securities

26

Item 4.  Mine Safety Disclosures

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 59,187	$ 16,993
Prepaid expenses	89,140	58,780
Deferred financing costs	57,915	23,632
Other current assets	52,819	52,819
Total current assets	259,061	152,224

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	221,770	273,550
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	803,936	855,716

Other assets:
Investment in joint venture	55,300	55,300
Total other assets	55,300	55,300
Total assets	$ 1,118,297	$ 1,063,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$ 435,049	$ 516,178
Related party deferred compensation	60,000	115,000
Related party payable	147,240	115,894
Notes payable in gold, net	732,317	701,729
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	1,396,689	1,470,884

Long-term liabilities:
Note payable, net of discount	238,852	-
Remediation liability and asset retirement obligation	638,708	635,850
Total long-term liabilities	877,560	635,850
Total liabilities	2,274,249	2,106,734

Stockholders' equity (deficit):
Preferred stock; no par value, 8,999,800 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	-
Common stock; $.10 par value, 200,000,000 shares authorized; 95,656,719 issued and outstanding	9,565,672	9,565,672
Additional paid-in capital	14,908,657	14,724,619
Deficit accumulated during the exploration stage	(25,863,039)	(25,508,785)
Total stockholders’ equity (deficit)	(1,155,952)	(1,043,494)
Total liabilities and stockholders' equity (deficit)	$ 1,118,297	$ 1,063,240

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ 2,542,079
Costs of gold sales	-	-	(1,858,843)
Gross profit on gold sales	-	-	683,236

Operating expenses:
Mine preparation costs	20,172	17,397	1,542,320
Exploration expense	10,882	6,901	8,502,552
Depreciation and amortization	51,779	67,573	2,189,348
Management fees and salaries	68,969	102,587	3,787,744
Professional services	44,443	39,973	2,316,808
Other general and admin expense	67,119	50,186	2,810,255
Office supplies and other expense	3,359	2,565	448,782
Directors' fees	15,300	14,700	863,275
Mineral property maintenance	16,988	13,619	388,566
Reclamation and miscellaneous	-	596	434,680
Loss on partnership venture	-	-	53,402
Equipment repairs	-	-	25,170
Loss (gain) on disposal of mining properties and equipment	-	-	472,385
Total operating expenses	299,011	316,097	23,835,287

Other (income) expense:
Gain on legal judgment	-	-	(127,399)
Royalties, net	-	-	(398,752)
Lease and rental income	-	-	(99,330)
Interest income	(12)	(4,849)	(307,692)
Interest expense and finance costs	55,255	11,483	1,624,609
Loss on settlement of debt	-	-	1,946,684
Loss (gain) on foreign currency translation	-	(605)	72,868
Total other (income) expense	55,243	6,029	2,710,988

Net loss	$ 354,254	$ 322,126	$ 25,863,039

Preferred dividends	52,188	2,695
Net loss available to common stockholders	$ 406,442	$ 324,821

Net loss per common share – basic and diluted	$ Nil	$ Nil

Weighted average common
shares outstanding-basic and diluted	95,656,719	95,506,719

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$ (354,254)	$ (322,126)	$ (25,863,039)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,779	67,573	2,196,193
Loss on disposal of equipment and mining property	-	-	472,385
Stock based compensation	-	40,275	1,735,241
Compensation paid with equipment	-	-	7,446
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	-	(4,840)	(21,057)
Amortization of discount on note payable and notes payable in gold	36,121	8,890	910,465
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	10,344	-	160,855
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of asset retirement obligation	2,858	2,749	34,590

Change in:
Prepaid expenses	(30,360)	(22,540)	(89,141)
Other current assets	-	12	(52,819)
Accounts payable and accrued liabilities	(81,129)	39,388	411,083
Related party deferred compensation	(55,000)	22,500	60,000
Related party payable	31,346	53,221	212,802
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	355,000
Net cash provided (used) - operating activities	(388,295)	(114,898)	(17,095,869)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Funds advanced by Nyac in equipment purchase	-	-	244,475
Investment in joint venture – Goldrich Nyac Placer, LLC	-	-	(1,000)
Payment received from receivable for equipment sale	-	142,315	379,505
Proceeds from the sale of equipment	-	-	64,874
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	-	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash provided (used) - investing activities	-	142,315	(1,573,972)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited) Continued:
			From Inception
			(March 26, 1959)
	Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 121,000
Payments on related party debt	-	-	(121,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	-	-	12,988,444
Proceeds from notes payable in gold, net of offering costs	-	571,352	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchases of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds from issuance of preferred stock and warrants	200,000	-	675,000
Proceeds on note payable and warrants	285,000	-	285,000
Financing costs of note payable	(54,511)		(54,511)
Payments on capital leases and equipment notes payable	-	-	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided (used) - financing activities	430,489	571,352	18,729,028

Net increase (decrease) in cash and cash equivalents	42,194	598,769	59,187

Cash and cash equivalents, beginning of period	16,993	44,395	-
Cash and cash equivalents, end of period	$ 59,187	$ 643,164	$ 59,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 7,860	$ -	$ 170,478
Non-cash investing and financing activities:
Mining claims purchased - common stock	-	-	43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	-	-	1,240,988
Additions to property, plant and equipment paid in gold	-	-	10,966
Debt assumed by purchaser of equipment	-	-	276,020
Funds advanced by Nyac in equipment purchase	-	-	244,475
Receivable from purchaser of equipment	-	-	379,505
Issuance of options for investment in joint venture	-	-	54,300
Accounts payable satisfied with equipment	-	-	10,000
Related party liability converted to common stock	-	-	301,086
Issuance of warrants for deferred financing
costs of convertible debenture	-	-	30,000
Issuance of common stock upon conversion of
convertible debenture	-	-	1,000,000
Issuance of common stock upon conversion of
preferred shares	-	-	300,000
Issuance of common stock upon conversion of
notes payable in gold	-	-	3,458,794
Issuance of common stock for finder’s fees	-	-	149,640
Warrants issued with notes payable in gold	-	-	116,818
Notes payable satisfied with gold	-	-	632,615
Capital lease satisfied with equipment notes payable	-	-	335,190
Dividend payable on preferred stock	-	-	22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of March 31, 2014 with all intercompany balances and investment accounts eliminated.

Accounting for Investments in Joint Ventures

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which the Company has significant influence, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. Goldrich has no significant influence over its joint venture described in Note 6 Joint Venture, and therefore accounts for its investment using the cost method.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION, CONTINUED:

	March 31,	March 31,
For periods ended	2014	2013

Convertible preferred stock Series A	1,050,000	1,050,000
Convertible preferred stock Series B	2,857,142	-
Stock options	3,165,000	3,165,000
Warrants	36,882,319	33,849,630
Total possible dilution	43,954,461	38,064,630

For the three-month periods ended March 31, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

Fair Value Measures

Our financial instruments consist principally of cash, notes payable in gold and note payable. These instruments do not require recurring re-measurement at fair value.

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. During the three-months ended March 31, 2014, the Company raised $200,000 net cash from the sale of 200 shares of Series B Preferred Stock, and $230,489 net cash from the issuance of a note payable. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, the Company reported Goldrich NyacAU Placer, LLC (“GNP”) had completed preparations for initial production and had produced approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There is no production currently planned for the 2014 season. Plant expansion is scheduled to be completed in stages through 2016. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. See Note 6 Joint Venture.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

3.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $60,000 has been deferred and is included in related party deferred compensation at March 31, 2014.

A total of $11,338 interest is payable at March 31, 2014 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011. These amounts are included in related party payable.

An amount of $17,556 had been accrued for fees due to the Company’s Chief Financial Officer at December 31, 2013. During the three-months ended March 31, 2014, $11,000 was paid in cash, and at March 31, 2014, $32,702 had been accrued, including $26,146 for services performed during the three months ended March 31, 2014.  This amount is included in related party payable.

A total of $87,900 had been accrued for directors’ fees at December 31, 2013.  For the three months ended March 31, 2014, an additional $15,300 has been accrued for services performed during the period, for a total of $103,200, which is included in related party payable.

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

Additionally, for each dollar of note payable in gold entered into during 2013, the holder received one half of a common stock purchase warrant.  Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue.

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

Risk-free interest rate	0.29%
Expected dividend yield	--
Expected term (in years)	2
Expected volatility	138.5%

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

At March 31, 2014, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $87,683 for a net liability of $732,317, representing 511.193 ounces of fine gold deliverable at November 30, 2014. The Joint Venture does not plan to produce or distribute gold to the Company prior to November 30, 2014; therefore, the Company will secure financing to buy the gold for payment, enter into negotiations with holders to modify the terms of the agreement or begin accruing and paying 8% interest on the total notes payable balance until the gold is delivered.

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $7,860 had been accrued and paid as of March 31, 2014.

Repayment of all amounts owed under the note are guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 6 Joint Venture.

The note contains standard default provisions, including failure to pay interest and principal when due. If the lender has fully funded loans 1 through 4 as outlined below, then upon the occurrence of any event of default as defined in the agreement, until such time as the earlier of either (i) the event of default has been cured in the reasonable judgment of the Lender as evidenced in writing or (ii) all amounts due and payable under the note are paid in full pursuant to the terms hereof, any amounts owing hereunder shall bear an applicable rate equal to twenty percent (20%) per annum and shall be immediately due and payable to lender upon lender’s written demand to the Company.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE, CONTINUED

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at $0.15 per common share. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finders fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through March 31, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

The loans are scheduled to be made as follows:

Loan Number	Date of Loan:	Amount of Loan:	Pro Rata Warrants to Lender
1	January 29, 2014	$300,000	1,575,000
2	February 28, 2014	$200,000	1,050,000
3	March 30, 2014	$300,000	1,575,000
4	April 29, 2014	$200,000	1,050,000
5	June 30, 2014	$500,000	2,625,000
6	September 30, 2014	$500,000	2,625,000
TOTAL		$2,000,000	10,500,000

During the three-months ended March 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000.  The Company paid finders fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs.

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

Risk-free interest rate	1.52%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	157.1%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of warrant forfeitures and believes that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. The unamortized fair value of warrants issued with the note payable was $47,336 at March 31, 2014. The Note payable was discounted by the fair value of the warrants, which is being amortized over the life of the note.

At March 31, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $61,148 for a net liability of $238,852. The holder of the note payable contract elected to defer at least the second, third and fourth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner (see Note 6 Joint Venture), which were subsequently released during the quarter ended March 31, 2014.

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

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV.  The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners. NyacAU’s funding to the JV is anticipated to be sufficient in amount to bring the placer deposits at Chandalar into commercial production.

In addition to the funding of the JV, NyacAU also purchased equipment owned by Goldrich at a discount, netting $900,000 to the Company, prior to discount (see Note 7 Receivable for Equipment Sale). NyacAU also purchased 2,364,864 shares of Goldrich common stock for $350,000 ($0.148 per share) during the quarter ended June 30, 2012, in accordance with the agreement.

7.

RECEIVABLE FOR EQUIPMENT SALE

In the fourth quarter of 2012, the Company entered into an agreement to sell certain equipment to a leasing company owned by the owner of the joint venture partner of GNP (see Note 6 Joint Venture), under which equipment with a net book value of $1,130,593 was sold to the leasing company for $878,943, net of $21,057 of discounts for implicit interest at 7% on the note. The note requires monthly principal payments of $47,438, with the balance of the note due in July 2013. The Company recognized a loss on the sale of this equipment of $251,717 in 2012. The purchaser advanced cash of $244,475, assumed debt totaling $276,020 and entered into a receivable from equipment of 379,505. The Company received a cash payment of $47,438 during the year ended December 31, 2012, and $332,067 during the year ended December 31, 2013.

8.

STOCKHOLDERS’ EQUITY

Private Placements

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company.  These shares were issued from the designated 9,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

STOCKHOLDERS’ EQUITY, CONTINUED

The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

Risk-free interest rate	1.62%
Expected dividend yield	--
Expected term (in years)	5
Expected volatility	157.0%

The Series B Convertible Preferred Shares carry the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, each holder of outstanding shares of Series B Stock shall be entitled to be paid out of the assets of the Company available for distribution to stockholders, whether such assets are capital, surplus or earnings and before any amount shall be paid or distributed to the holders of any class of the Company’s common stock, par value $0.10 per share (the “Common Stock”), or of any other stock ranking on liquidation junior to the Series B Stock, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like) (the “Series B Liquidation Amount”), payable pari passu with the preference with any other securities ranking equal in liquidation preference; provided, however, that if upon any liquidation event, the amounts payable with respect to the Series B Stock are not paid in full, the holders of the Series B Stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled.  Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of Series B Stock on the occurrence of a liquidation event.

•

Voting: Each holder of Series B Stock shall be entitled to vote on all matters upon which holders of Common Stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series B Stock could be converted under Section 4, at the record date for the determination of stockholders entitled to vote on such matter, or, if no such record date is established, at the day before the first notice of the meeting of stockholders at which the vote is to be taken is delivered to stockholders, or the date any written consent of stockholders is solicited if the vote is not to be taken at a meeting.  Each such holder shall be entitled to notice of any stockholders’ meeting in accordance with the Company’s Bylaws. Except as otherwise expressly provided in the Company’s Articles of Incorporation, by the Alaska Code or the Certificate of Designation, the holders of shares of Series B Stock shall vote together as a single class with the Common Stock on an as-if-converted basis on all matters.

•

Conversion: Any share of Series B Preferred Stock may, at the option of the holder be converted at any time into such number of fully-paid and non-assessable shares of Common Stock as is equal to the product obtained by multiplying the Series B Conversion Rate ($1000.00 divided by the Series B Conversion Price of $0.07 per share) by the number of shares of Series B Stock being converted.

•

Right to Participate:  The Company grants to each holder of Series B Stock the right to participate in any offerings of the Company’s Common Shares or securities convertible into or exercisable to obtain Common Shares (“Participation Securities”) where the price per Common Share (including on an as converted or exercised basis, as applicable) is less than $0.07 for a three-year period beginning on the Closing Date.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

STOCKHOLDERS’ EQUITY, CONTINUED

Warrants:

The following is a summary of warrants outstanding at March 31, 2014:

	Shares	Exercise Price ($)	Expiration Date
Class G Warrants: (for Private Placement)
Outstanding and exercisable at January 1, 2013	4,169,850	0.36	Dec. 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	4,169,850
Outstanding and exercisable at March 31, 2014	4,169,850
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2013	5,125,936
Outstanding and exercisable at March 31, 2014	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2013	13,906,413
Outstanding and exercisable at March 31, 2014	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2013	8,780,478
Outstanding and exercisable at March 31, 2014	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2013	307,500
Outstanding and exercisable at March 31, 2014	307,500
Class L Warrants: (Issued for Private Placement)
Warrants issued January 23, 2014	2,857,142.10		January 23, 2019
Outstanding and exercisable at March 31, 2014	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29,2014	1,735,000.15		January 29, 2019
Outstanding and exercisable at March 31, 2014	1,735,000
Weighted average exercise of warrants outstanding and weighted average exercise price at March 31, 2014	36,882,319	0.32

(1)

In February 2013, the expiration dates of the Class G warrants were extended by one year, all of which will expire during December of 2014.  No other terms were modified.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

STOCKHOLDERS’ EQUITY, CONTINUED

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

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,315,000	$ 0.28
Issued	-	-
Canceled/Forfeited	-	-
Outstanding at March 31, 2014	3,315,000	$ 0.28

For the three-month periods ended March 31, 2014 and 2013, the Company recognized share-based compensation for employees of $nil and $40,275, respectively.

9.

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

As of 2013, total mining preparation expenditures by GNP were approximately $13.7 million and mining preparation expenditures for 2014 are estimated to be $4.5 million. The total mine preparation expenditures to complete the mine are comparable to total costs, adjusted for inflation, as estimated in our 2009 preliminary assessment study for a similar mine plan. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

Goldrich has completed approximately 15,000 feet of drilling to date on the upper half of the Little Squaw Creek placer project and outlined 10.5 million cubic yards of mineralized material, at an average head grade of 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces. The mineralized material at Chandalar is not a mineral reserve as defined in SEC Industry Guide 7. Based on a targeted production rate of 20,000 ounces of gold per year and the mineralized material drilled out to date, the Little Squaw Creek mine would have a mine life of approximately 12 years. Little Squaw Creek is one of seven potential placer targets on the Chandalar property and is open to expansion. Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. All plants will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Completion of 2014 Winter Trail

In late March and early April GNP successfully completed the mobilization of equipment and supplies needed for its placer mining operation this summer at Chandalar, Alaska. Equipment and supplies were delivered over the 90-mile winter trail between Coldfoot, Alaska and Chandalar. The primary piece of equipment delivered to the mine site was a feeder for the expanded plant. Plant expansion is scheduled to be completed in stages through 2016, culminating in a nearly 400% increase from the former plant with an 125 loose cubic yard (lcy) per hour capacity to a new plant with a 600 lcy per hour capacity. Once finished, processing facilities will consist of a primary feeder system with multiple gravel screens and gold recovery tables and an expanded settling pond system for additional water conservation and quality control. The full capacity of the feeder will be realized as additional gravel screens and gold recovery tables are added in stages.

Upcoming 2014 Mining Season

All mining permits for an expanded mine were received in August 2013 and GNP was able to produce approximately 680 ounces of gold during the last several weeks late of the 2013 production season operating at partial capacity. The new permit expanded the mine site area, including the area for a new airstrip, from approximately 10 to 350 acres. This provides an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. After the 2013 production season and on receiving all the mining permits, the existing plant was able to be disassembled and moved from a tight position up the mountain to a lower and more easily accessible broader part of the valley floor. The new site will facilitate maximum and efficient production under the expanded mine plan.

The expanded plant is expected to be near completion in 2014 except for certain equipment with longer lead manufacturer time being constructed outside of Alaska. The equipment will not be available until the later part of the 2014 mining season and will be mobilized to Chandalar during the 2015 winter trail. GNP has concluded it is prudent, more efficient, and in the best interest of the operation to focus on the construction of the plant and process no pay gravel in 2014.

2014 Petrographic Study and Exploration Plans

As announced in May 2014, we completed advanced petrographic studies of drill core samples from the Chandalar gold property. The new data refines the orogenic model that has historically guided exploration at Chandalar and offers a fresh approach to future exploration.

Our geologists concurred the studies are important for exploration as the pegmatite textures in outcrop and drilling and the radiogenic activity from accessory minerals associated with pegmatite-veins may indicate proximity to intrusive-related mineralization and may provide us a highly useful tool for gold mineralization discovery.

The petrologic study involved detailed microprobe examination of samples taken from veins in the Chandalar gold system that exhibit characteristics of pegmatite, an igneous rock deposited during emplacement of a granitic intrusive body.  All of the samples contain numerous accessory minerals that commonly derive from magma or late stage magmatic fluids, including monazite, thorite and xenotime. Some of the accessory minerals co-precipitated with gold, indicating that late intrusive stage hydrothermal fluids migrated upward along shear zones within which the lode gold mineralization is emplaced. Importantly, radiogenic activity is associated with the accessory mineral suite.

We believe rigorous follow-up rock sampling and radiogenic surveys may result in more effective selection of high-priority drill sites, an important factor considering the expansive size of the Chandalar system.

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

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company.

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at a price equal to the greater of $0.15 per common share or the market price per common share on date of issuance of the warrants. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The Lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finders fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan, of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

During the three-months ended March 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000.  The Company paid finders fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second, third and fourth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

At March 31, 2014, the Company had an outstanding note payable of $300,000 less unamortized discounts of $61,148 for a net liability of $238,852.

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

Results of Operations for the Quarter ended March 31, 2014

On March 31, 2014 we had total liabilities of $2,274,249 and total assets of $1,118,297. This compares to total liabilities of $2,106,734 and total assets of $1,063,240 on December 31, 2013. As of March 31, 2014, our liabilities consist of $732,317 for notes payable in gold, net of discounts, $238,852 for note payable, net of discounts, $638,708 for environmental remediation and asset retirement obligations, $538,249 of trade payables and accrued liabilities, $104,040 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,396,689 is due within 12 months. The increase in liabilities compared to December 31, 2013 is largely due to the note payable entered into during the quarter ended March 31, 2014, and an increase in trade payables due to limited cash available during the quarter to meet operating needs. The increase in total assets was due to the cash received near the beginning of the quarter from the note payable, the sale of 200 shares of Series A Convertible Preferred stock, increases in prepaid expenses for insurance premiums paid, and an increase in deferred financing cost asset during the three-months ended March 31, 2014. At the end of the quarter, we did not have sufficient cash available to meet short-term needs to pay trade accounts payable or to pay amounts due to the Chief Executive Officer or Chief Financial Officer for services rendered.

On March 31, 2014 we had negative working capital of $1,137,628 and stockholders’ deficit of $1,155,952 compared to negative working capital of $1,318,660 and stockholders’ deficit of $1,043,494 for the year ended December 31, 2013. Working capital increased due to the receipt of cash from the note payable and the sale of Preferred Stock, offset by the increase in trade accounts payable. Stockholders’ equity decreased due to the operating loss for the period, partially offset by an increase due to the sale of Preferred Stock for the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, we used cash from operating activities of $388,295 compared to $114,898 for same period of 2013. The increase in cash used is due primarily to pay down of accounts payable, in the quarter ended March 31, 2014 compared to the increase of accounts payable for the same period of 2013. As of March 31, 2014, we had accumulated approximately $22.6 million in federal and state net operating losses, which may enable us to generate approximately $22.6 million in net income prior to incurring any significant income tax obligation.

During the quarter ended March 31, 2014, no cash was provided by investing activities compared to cash used of $142,315 in 2013. We purchased no additional capital equipment in the March 2014 and 2013 quarters.

During the quarter ended March 31, 2014, cash of $430,489 was provided by financing activities from the proceeds of a note payable and the sale of Preferred Stock, compared to cash used of $571,352 during the quarter ended March 31, 2013.

Sale of Unregistered Securities

Series B Preferred Stock

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company.  These shares were issued from the designated 9,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

Risk-free interest rate	1.62%
Expected dividend yield	--
Expected term (in years)	5
Expected volatility	157.0%

The Series B Convertible Preferred Shares carry the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, each holder of outstanding shares of Series B Stock shall be entitled to be paid out of the assets of the Company available for distribution to stockholders, whether such assets are capital, surplus or earnings and before any amount shall be paid or distributed to the holders of any class of the Company’s common stock, par value $0.10 per share (the “Common Stock”), or of any other stock ranking on liquidation junior to the Series B Stock, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like) (the “Series B Liquidation Amount”), payable pari passu with the preference with any other securities ranking equal in liquidation preference; provided, however, that if upon any liquidation event, the amounts payable with respect to the Series B Stock are not paid in full, the holders of the Series B Stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled.  Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of Series B Stock on the occurrence of a liquidation event.

•

Voting: Each holder of Series B Stock shall be entitled to vote on all matters upon which holders of Common Stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series B Stock could be converted under Section 4, at the record date for the determination of stockholders entitled to vote on such matter, or, if no such record date is established, at the day before the first notice of the meeting of stockholders at which the vote is to be taken is delivered to stockholders, or the date any written consent of stockholders is solicited if the vote is not to be taken at a meeting.  Each such holder shall be entitled to notice of any stockholders’ meeting in accordance with the Company’s Bylaws. Except as otherwise expressly provided in the Company’s Articles of Incorporation, by the Alaska Code or the Certificate of Designation, the holders of shares of Series B Stock shall vote together as a single class with the Common Stock on an as-if-converted basis on all matters.

•

Conversion: Any share of Series B Preferred Stock may, at the option of the holder be converted at any time into such number of fully-paid and non-assessable shares of Common Stock as is equal to the product obtained by multiplying the Series B Conversion Rate ($1000.00 divided by the Series B Conversion Price of $0.07 per share) by the number of shares of Series B Stock being converted.

•

Right to Participate:  The Company grants to each holder of Series B Stock the right to participate in any offerings of the Company’s Common Shares or securities convertible into or exercisable to obtain Common Shares (“Participation Securities”) where the price per Common Share (including on an as converted or exercised basis, as applicable) is less than $0.07 for a three-year period beginning on the Closing Date.  Such participation shall be on the same terms as other investors in such future offerings at a dollar value equal to the principal amount of Preferred Shares held by the holder at the time of the Participation Notice (as defined below).  Each holder of Series B Stock shall participate in such future offering by surrendering all of the holders then outstanding Preferred Shares and Warrants and receiving securities in the future offering with a dollar value equal to the principal amount of Preferred Shares surrendered. Prior to closing any offering of Participation Securities, the Company shall provide the holder with a written notice detailing the Participation Securities being offered and the material terms of the offering, which shall be the same terms being offered to other investors in the offering (“Participation Notice”).  Upon receipt of the Participation Notice, the holder will have 10 Business Days for a private offering or 3 Business Days for a public offering to notify the Company that the holder wishes to participate in the offering.

•

Notices of Record Date: In the event of any capital reorganization of the Company, any reclassification of the capital stock of the Company, or any Liquidation Event, the Company shall mail or deliver, or cause to be mailed or delivered, to each holder of Series B Stock a notice specifying: (a) if a plan of merger, consolidation or exchange is to be submitted for approval by the Company’s shareholders, the place, day and hour of the meeting and purpose for which the meeting is called and including a copy or summary of the plan of merger, consolidation or exchange and copies of Alaska Code Sections 574 and 576; (b)  the date on which any such reorganization, reclassification, or Liquidation Event is expected to become effective; and (c) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, or Liquidation Event.  Such notice shall be mailed or delivered no later than ten (10) days prior to the date specified in such notice on which such action is to be taken.

•

Transfer: The shares of Series B Stock are non-transferrable.

•

Other Rights: Except as otherwise provided in the Certificate of Designation, each share of Series B Stock and each share of Common Stock shall be identical in all respects, shall have the same powers, preferences and rights, without preference of any such class or share over any other such class or share.

The Series B Preferred Shares were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Note Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $7,860 had been accrued and paid as of March 31, 2014.

Repayment of all amounts owed under the note are guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 6 Joint Venture.

The note contains standard default provisions, including failure to pay interest and principal when due. If the lender has fully funded loans 1 through 4 as outlined below, then upon the occurrence of any event of default as defined in the agreement, until such time as the earlier of either (i) the event of default has been cured in the reasonable judgment of the Lender as evidenced in writing or (ii) all amounts due and payable under the note are paid in full pursuant to the terms hereof, any amounts owing hereunder shall bear an applicable rate equal to twenty percent (20%) per annum and shall be immediately due and payable to lender upon lender’s written demand to the Company.

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at $0.15 per common share. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finders fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through March 31, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

The loans are scheduled to be made as follows:

Loan Number	Date of Loan:	Amount of Loan:	Pro Rata Warrants to Lender
1	January 29, 2014	$300,000	1,575,000
2	February 28, 2014	$200,000	1,050,000
3	March 30, 2014	$300,000	1,575,000
4	April 29, 2014	$200,000	1,050,000
5	June 30, 2014	$500,000	2,625,000
6	September 30, 2014	$500,000	2,625,000
TOTAL		$2,000,000	10,500,000

During the three-months ended March 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000.  The Company paid finders fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second, third and fourth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

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

Risk-free interest rate	1.52%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	157.1%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of warrant forfeitures and believes that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. The unamortized fair value of warrants issued with the note payable was $47,336 at March 31, 2014. The Note payable was discounted by the fair value of the warrants, which is being amortized over the life of the note.

At March 31, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $61,148 for a net liability of $238,852. The holder of the note payable contract elected to defer at least the second, third and fourth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner (see Note 6 Joint Venture), which were subsequently released during the quarter ended March 31, 2014.

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

At March 31, 2014, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $87,683 for a net liability of $732,317, representing 511.193 ounces of fine gold deliverable at November 30, 2014. The Joint Venture does not plan to produce or distribute gold to the Company prior to November 30, 2014; therefore, the Company will secure financing to buy the gold for payment, enter into negotiations with holders to modify the terms of the agreement or begin accruing and paying 8% interest on the total notes payable balance until the gold is delivered.

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

•

Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 5 Joint Venture to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended March 31, 2014.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2014, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 19, 2014

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2014

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer