Form 10-Q
period 2014-06-30
GOLDRICH MINING CO
filed 2014-08-19
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer   ☐        Accelerated filer    ☐     Non-accelerated filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 18, 2014:     123,382,809

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

18

Item 3. Quantitative and Qualitative Disclosures about Market Risk

29

Item 4. Controls and Procedures

29

PART II – OTHER INFORMATION

30

Item 1.  Legal Proceedings

30

Item 1A.  Risk Factors

30

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

30

Item 3.  Defaults upon Senior Securities

30

Item 4.  Mine Safety Disclosure

30

Item 5.  Other Information

30

Item 6.  Exhibits

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 801,749	$ 16,993
Prepaid expenses	87,415	58,780
Deferred financing costs	46,386	23,632
Other current assets	52,819	52,819
Total current assets	988,369	152,224

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	172,892	273,550
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	755,058	855,716

Other assets:
Investment in joint venture	55,300	55,300
Total other assets	55,300	55,300
Total assets	$ 1,798,727	$ 1,063,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 345,460	$ 516,178
Related party deferred compensation	40,000	115,000
Related party payable	89,155	115,894
Notes payable in gold, net	764,217	701,729
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	1,260,915	1,470,884

Long-term liabilities:
Note payable, net of discount	245,266	-
Remediation liability and asset retirement obligation	641,566	635,850
Total long-term liabilities	886,832	635,850
Total liabilities	2,147,747	2,106,734

Stockholders' deficit:
Preferred stock; no par value, 8,999,800 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, respectively, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	-
Common stock; $.10 par value, 200,000,000 shares authorized; 118,565,719 and 95,656,719 issued and outstanding, respectively	11,856,572	9,565,672
Additional paid-in capital	13,750,033	14,724,619
Deficit accumulated during the exploration stage	(26,188,383)	(25,508,785)
Total stockholders’ deficit	(349,020)	(1,043,494)
Total liabilities and stockholders' deficit	$ 1,798,727	$ 1,063,240

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					(March 26, 1959)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
Income earned during the exploration stage:
Gold sales and other	$ -	$ -	$ -	$ -	$ 2,542,079
Cost of gold sales	-	-	-	-	(1,858,843)
Gross profit on gold sales	-	-	-	-	683,236

Operating expenses:
Mine preparation costs	24,581	28,163	44,754	45,559	1,566,901
Exploration expense	20,199	4,107	31,081	11,009	8,522,751
Management fees and salaries	56,688	57,350	125,656	159,938	3,844,431
Professional services	20,480	15,033	64,922	55,006	2,337,288
Other general and admin expense	61,886	72,519	129,004	122,704	2,872,141
Office supplies and other expense	3,721	3,021	7,081	5,586	452,503
Directors' fees	10,100	3,100	25,400	17,800	873,375
Mineral property maintenance	16,988	13,619	33,975	27,237	405,554
Depreciation	47,413	61,678	99,193	129,251	2,236,761
Reclamation and miscellaneous	-	-	-	596	434,680
Loss on partnership venture	-	-	-	-	53,402
Equipment repairs	-	-	-	-	25,170
Loss on disposal of mining properties and equipment	1,465	-	1,465	-	473,850
Total operating expenses	263,521	258,590	562,531	574,686	24,098,807

Other (income) expense:
Gain on legal judgment	-	-	-	-	(127,399)
Royalties, net	-	-	-	-	(398,752)
Lease and rental	-	-	-	-	(99,330)
Interest income	(15)	(2,486)	(27)	(7,335)	(307,707)
Interest expense and finance costs	61,840	37,230	117,095	48,714	1,686,448
Loss on settlement of debt	-	-	-	-	1,946,684
Loss (gain) on foreign currency translation	-	-	-	(605)	72,868
Total other (income) expense	61,825	34,744	117,068	40,774	2,772,812

Net loss	325,346	293,334	679,599	615,460	$ 26,188,383

Preferred dividends	2,212	2,212	54,399	4,907
Net loss available to common stockholders	$ 327,558	$ 295,546	$ 733,998	$ 620,367
Net loss per common share – basic and diluted	$ 0.00	$ 0.00	$ 0.01	$ 0.01

Weighted average common
shares outstanding-basic and diluted	102,808,122	95,506,719	102,199,596	95,506,719

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)		From Inception
Consolidated Statements of Cash Flows		(March 26, 1959)
(Unaudited)	Six Months Ended		Through
	June 30,		June 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$ (679,599)	$ (615,460)	$ (26,188,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	99,193	129,251	2,243,606
Loss on disposal of equipment and mining property	1,465	-	473,850
Stock based compensation	-	40,275	1,735,241
Compensation paid with equipment	-	-	7,446
Common stock issued for interest	-	-	196,110
Amortization of discount on note receivable	-	(7,320)	(21,057)
Amortization of discount on note payable and notes payable in gold	70,747	36,109	945,091
Amortization of discount on convertible
debenture for beneficial conversion feature	-	-	150,000
Amortization of deferred financing costs	21,873	6,953	172,383
Gold delivered to satisfy notes payable	-	-	(273,974)
Gold delivered in exchange for equipment	-	-	(10,966)
Loss on settlement of debt	-	-	1,946,684
Accretion of asset retirement obligation	5,716	5,498	37,448

Change in:
Prepaid expenses	(28,635)	714	(87,416)
Other current assets	-	12	(52,819)
Accounts payable and accrued liabilities	(170,718)	(124,004)	408,494
Related party payable	(26,739)	10,041	67,718
Related party deferred compensation	(75,000)	6,000	40,000
Accrued commission payable	-	-	277,523
Convertible success award, Walters LITS	-	-	88,750
Accrued remediation costs	-	-	355,000
Net cash used - operating activities	(781,697)	(511,931)	(17,489,271)

Cash flows from investing activities:
Receipts attributable to unrecovered
promotional, exploratory, and development costs	-	-	626,942
Funds advanced by Nyac in equipment purchase	-	-	244,475
Investment in joint venture – Goldrich Nyac Placer, LLC	-	-	(1,000)
Payment received from receivable for equipment sale	-	284,629	379,505
Proceeds from the sale of equipment	-	-	64,874
Purchases of equipment, and unrecovered
promotional and exploratory costs	-	-	(2,352,402)
Additions to mining properties and claims - direct
costs for claim staking and acquisition	-	-	(536,366)
Net cash used - investing activities	-	284,629	(1,573,972)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows Continued
Unaudited
			From Inception
			(March 26, 1959)
	Six Months Ended		Through
	June 30,		June 30,
	2014	2013	2014

Cash flows from financing activities:
Proceeds from related party debt	$ -	$ -	$ 121,000
Payments on related party debt	-	(21,000)	(121,000)
Proceeds from issuing convertible debenture, net	-	-	900,000
Proceeds from issuance of common stock in connection
with exercise of options and warrants	-	-	3,101,498
Proceeds from issuance of common stock and warrants,
net of offering costs	1,135,964	-	14,124,408
Proceeds from notes payable in gold, net	-	571,352	2,356,389
Payments on notes payable in gold	-	-	(190,941)
Purchase of gold to satisfy notes payable in gold	-	-	(358,641)
Proceeds on note payable and warrants	285,000	-	285,000
Proceeds from issuance of preferred stock	200,000	-	675,000
Financing costs of notes payable	(54,511)	-	(54,511)
Payments on capital leases and equipment notes payable	-	-	(965,036)
Acquisitions of treasury stock	-	-	(8,174)
Net cash provided - financing activities	1,566,453	550,352	19,864,992

Net increase in cash and cash equivalents	784,756	323,050	801,749

Cash and cash equivalents, beginning of period	16,993	44,395	-
Cash and cash equivalents, end of period	$ 801,749	$ 367,445	$ 801,749

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 19,110	$ -	$ 181,728
Non-cash investing and financing activities:
Mining claims purchased - common stock	$ -	$ -	$ 43,000
Additions to property, plant and equipment
acquired through capital lease and notes payable	$ -	$ -	$ 1,240,988
Additions to property, plant, and equipment paid in gold	$ -	$ -	$ 10,966
Debt assumed by purchaser or equipment	$ -	$ -	$ 276,020
Receivable from purchaser of equipment	$ -	$ -	$ 379,505
Issuance of options for investment in joint venture	$ -	$ -	$ 54,300
Accounts payable satisfied with equipment	$ -	$ -	$ 10,000
Related party liability converted to common stock	$ -	$ -	$ 301,086
Issuance of warrants for deferred financing
costs of convertible debenture	$ -	$ -	$ 30,000
Issuance of common stock upon conversion of
convertible debenture	$ -	$ -	$ 1,000,000
Issuance of common stock upon conversion of
preferred shares	$ -	$ -	$ 300,000
Issuance of common stock upon conversion of
notes payable in gold	$ -	$ -	$ 3,458,794
Issuance of common stock for finder fees	$ -	$ -	$ 149,640
Warrants issued with notes payable in gold	$ -	$ 7,590	$ 116,818
Notes payable satisfied with gold	$ -	$ -	$ 632,615
Capital lease satisfied with equipment notes payable	$ -	$ -	$ 335,190
Dividend payable on preferred stock	$ -	$ -	$ 22,083

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of June 30, 2014 and December 31, 2013 with all intercompany balances and investment accounts eliminated.

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

	June 30,	June 30,
For periods ended	2014	2013

Convertible preferred stock Series A	1,050,000	1,050,000
Convertible preferred stock Series B	2,857,142	-
Stock options	3,305,000	3,165,000
Warrants	48,336,816	33,849,630
Total possible dilution	55,548,958	38,064,630

For the three and six-month periods ended June 30, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities. The ASU specifies that the ‘inception-to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued. The Company has elected to apply the amendments effective with the third quarter of 2014.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of operations or stockholders’ deficit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, stock based compensation, discount on debt, deferred financing costs, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Fair Value Measures

Our financial instruments other than cash consist principally of notes payable in gold and notes payable. These instruments do not require recurring re-measurement at fair value.

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

During the six-months ended June 30, 2014, the Company raised $1,135,964 net cash from the sale of 22,909,000 common shares to be issued, $200,000 net cash from the sale of 200 shares of Series B Preferred Stock, and $230,489 net cash from the issuance of a note payable. The Company believes that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

3.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $40,000 has been deferred and is recorded as related party deferred compensation at June 30, 2014.

A total of $11,338 interest is payable at June 30, 2014 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011. These amounts are included in related party payable.

An amount of $24,427 has been accrued for fees due to the Company’s Chief Financial Officer for services performed during the six months ended June 30, 2014. This amount is included in related party payable.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

3.

RELATED PARTY TRANSACTIONS, CONTINUED

A total of $87,900 had been accrued for directors’ fees at December 31, 2013. For the six months ended June 30, 2014, $59,910 has been paid and an additional $25,400 has been accrued for services performed during the period, for a total of $53,390, which is included in related party payable.

4.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold produced by the Joint Venture (see Note 6 Joint Venture) to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

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

At June 30, 2014, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $55,783 for a net liability of $764,217, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $19,110 had been expensed during the six months ended June 30, 2014.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 6 Joint Venture.

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

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year Class M warrants totaling up to 10.5 million shares of common stock of the Company exercisable at $0.15 per common share. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through June 30, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

The loans are scheduled to be made as follows:

Loan Number	Date of Loan:	Amount of Loan:	Pro Rata Warrants to Lender
1	January 29, 2014	$300,000	1,575,000
2	February 28, 2014	$200,000	1,050,000
3	March 30, 2014	$300,000	1,575,000
4	April 29, 2014	$200,000	1,050,000
5	June 30, 2014	$500,000	2,625,000
6	September 30, 2014	$500,000	2,625,000
TOTAL		$2,000,000	10,500,000

During the six-months ended June 30, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. The Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs.

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

At June 30, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $54,734 for a net liability of $245,266. The holder of the note payable contract elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which were subsequently released during the quarter ended March 31, 2014.

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

8.

STOCKHOLDERS’ EQUITY

Private Placements

On June 6, 2014, the Company completed the first tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 14,208,637 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of $703,004. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 481,819 units, contributing $26,500 of the total proceeds. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On June 30, 2014, the Company completed the second tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 8,700,363 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $432,960. Of the units to be issued in this tranche, officers and directors of the Company purchased 833,545 units, contributing $45,845 of the total proceeds. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company. These shares were issued from the designated 9,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

8.

STOCKHOLDERS’ EQUITY, CONTINUED

Warrants:

The following is a summary of warrants outstanding at June 30, 2014:

	Shares	Exercise Price ($)	Expiration Date
Class G Warrants: (for Private Placement)
Outstanding and exercisable at January 1, 2013	4,169,850	0.36	Dec. 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	4,169,850
Outstanding and exercisable at June 30, 2014	4,169,850
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2013	5,125,936
Outstanding and exercisable at June 30, 2014	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2013	13,906,413
Outstanding and exercisable at June 30, 2014	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2013	8,780,478
Outstanding and exercisable at June 30, 2014	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2013	307,500
Outstanding and exercisable at June 30, 2014	307,500
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142.10		January 23, 2019
Outstanding and exercisable at June 30, 2014	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000.15		January 29, 2019
Outstanding and exercisable at June 30, 2014	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317.11		June 6, 2019
Warrants issued June 30, 2014	4,350,180.11		June 30, 2019
Outstanding and exercisable at June 30, 2014	11,454,497
Weighted average exercise of warrants outstanding and weighted average exercise price at June 30, 2014	48,336,816	0.27

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

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,315,000	$ 0.28
Issued	-	-
Canceled/Forfeited	(10,000)	0.29
Outstanding at June 30, 2014	3,305,000	$ 0.28

For the six-month periods ended June 30, 2014 and 2013, the Company recognized share-based compensation for employees of $nil and $40,275, respectively.

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

Goldrich Mining Company

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (unaudited)

10.

SUBSEQUENT EVENTS

On July 18, 2014, Goldrich Mining Company completed the third and final tranche of its private placement financing. In total the Company raised gross proceeds of $1,524,000 through the issuance of 27,726,090 units at a price of $0.055 per unit. Officers and directors of the Company took part in the offering, purchasing a total of 1,424,454 units under the same terms and conditions as units purchased by other investors in the private placement. The placement agent for the Offering was paid a sales commission of 8% of gross proceeds raised from the Offering, placement agent warrants equal to 10% of the total units sold, and expenses equal to 2% of the gross proceeds of the securities sold in the offering. Each placement agent warrant is exercisable to purchase one share of common stock of the Company at $0.055 and shall be exercisable for five years.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies” and have not changed significantly.

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012 and 2013. It appears financial markets may be improving and we have been successful in raising funds for a limited exploration program in 2014.

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

Completion of 2014 Winter Trail

In late March and early April GNP successfully completed the mobilization of equipment and supplies needed for its placer mining operation this summer at Chandalar, Alaska. Equipment and supplies were delivered over the 90-mile winter trail between Coldfoot, Alaska and Chandalar. The primary piece of equipment delivered to the mine site was a feeder for the expanded plant. Plant expansion is scheduled to be completed in stages through 2016, culminating in a nearly 400% increase from the former plant with a 125 loose cubic yard (lcy) per hour capacity to a new plant with a 600 lcy per hour capacity. Once finished, processing facilities will consist of a primary feeder system with multiple gravel screens and gold recovery tables and an expanded settling pond system for additional water conservation and quality control. The full capacity of the feeder will be realized as additional gravel screens and gold recovery tables are added in stages.

2014 Summer Construction Season

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

The expanded plant and recirculating pond system are currently under construction and are expected to be near completion in 2014 except for certain equipment with longer lead manufacturer time being constructed outside of Alaska. That equipment will not be available until the later part of the 2014 and will be mobilized to Chandalar during the 2015 winter trail. GNP has concluded it is prudent, more efficient, and in the best interest of the operation to focus on the construction of the plant and process no pay gravel in 2014.

2014 Petrographic Study and Exploration Activities

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

In August 2014, we engaged a contractor and geologists to perform additional airborne magnetic and radiometric studies across the entire Chandalar property. The data obtained from these studies will be compiled with data already derived from sampling, trenching, drilling and geophysical testing to present a comprehensive 3D model of the Chandalar prospects and their geological setting. The results of these studies will assist us in determining methods and targets for exploration in 2015 and beyond.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2014 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of June 30, 2014.

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company.

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at a price equal to the greater of $0.15 per common share or the market price per common share on date of issuance of the warrants. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The Lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan, of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

On June 6, 2014, the Company completed the first tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 14,208,637 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $703,004. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 481,819 units, contributing $26,500 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On June 30, 2014, the Company completed the second tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 8,700,363 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $432,960. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 833,545 units, contributing $45,845 of the total proceeds of the private placement.

The terms of the warrants include a call option for the Company. In the event that the Company's common shares trade at a weighted volume average price equal to or greater than $0.22 for a period of 20 out of 30 consecutive trading days at any time following the issuance of the respective warrants, and the average trading volume of the common stock for 20 out of 30 consecutive trading days was at least 120,000 shares, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 14 business days of the occurrence thereof, and in such case, the warrants will expire on the close of business on the date next preceding the Redemption Date. The Company's right to call the warrants is also dependent on (i) a registration statement under the United States Securities Act of 1933, as amended (the "Securities Act"), registering for sale the Warrant Shares, has been filed with the United States Securities and Exchange Commission and is in effect on the date of written notice of the redemption (the "Notice Date") and the redemption date contained therein and (ii) there exists on the Notice Date a public trading market for the Company's common stock and such shares are listed for quotation on the NASDAQ Stock Market, the OTC Electronic Bulletin Board, or a national securities exchange The Company granted piggyback registration rights to such investor

During the six-months ended June 30, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. The Company paid finder fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

At June 30, 2014, the Company had an outstanding note payable of $300,000 less unamortized discounts of $54,734 for a net liability of $245,266.

The Company plans to raise additional necessary financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, no minimum distribution is due Goldrich from the placer operation until 2016. Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine nears completion, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. During the six-months ended June 30, 2014, we raised $1,135,964 net cash from the sale of 22,909,000 common shares to be issued, $200,000 net cash from the sale of 200 shares of Series B Preferred Stock, and $230,489 net cash from the issuance of a note payable. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

On October 10, 2013, we reported Goldrich NyacAU Placer, LLC (“GNP”) had completed preparations for initial production and had produced approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There is no production currently planned for the 2014 season. Production is expected to begin in 2015 and plant expansion is scheduled to be completed in stages through 2016. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. See Note 6 Joint Venture.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations for the Three and Six-Month Periods ended June 30, 2014

On June 30, 2014 we had total liabilities of $2,147,747 and total assets of $1,798,727. This compares to total liabilities of $2,106,734 and total assets of $1,063,240 on December 31, 2013. The increase in liabilities was due to the note payable entered into during the quarter ended March 31, 2014, partially offset by a decrease in trade payables and related party payables resulting from payments made from the cash proceeds of private placements of equity units and note payable. As of June 30, 2014, our liabilities consist of $764,217 for notes payable in gold, net of discounts, $641,566 for environmental remediation and asset retirement obligations, $345,460 of trade payables and accrued liabilities, $245,266 for note payable, net of discounts, $129,155 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,260,915 is due within 12 months. The increase in total assets was due to the cash received near the beginning of the quarter from the note payable, the sale of 200 shares of Series A Convertible Preferred stock, the sale of 22,909,000 equity units issued from private placements, increases in prepaid expenses for insurance premiums paid, and an increase in deferred financing cost asset during the six-months ended June 30, 2014.

On June 30, 2014 we had negative working capital of $272,546 and stockholders’ deficit of $349,020 compared to negative working capital of $1,318,660 and stockholders’ deficit of $1,043,494 for the year ended December 31, 2013. Negative working capital decreased due to the cash proceeds from the private placements entered into during June 2014, offset by the cash remaining in the bank from those proceeds after payment of trade payables and related party payables. Stockholders’ deficit decreased due to the sale of preferred stock and private placements of equity units in the six months ended June 30, 2014, partially offset by the operating loss for the six-month period.

During the six-month period ended June 30, 2014, we used cash from operating activities of $781,697 compared to $511,931 for same period of 2013. The increase in cash used is due primarily to pay down of accounts payable and related party payables in the six-month period ended June 30, 2014 compared to a smaller decrease of accounts payable and an increase in related party payables for the same period of 2013. As of June 30, 2014, we had accumulated approximately $23.2 million in federal and state net operating losses, which may enable us to generate approximately $23.2 million in net income prior to incurring any significant income tax obligation.

During the six-month period ended June 30, 2014, no cash was provided by investing activities compared to cash provided by the sale of equipment of $284,629 in 2013. We purchased no additional capital equipment in the June 2014 and 2013 quarters.

During the six-month period ended June 30, 2014, cash of $1,566,453 was provided by financing activities from the proceeds of a note payable, private placement of common stock, and the sale of Preferred Stock, compared to cash provided of $550,352 from proceeds of notes payable in gold and payments made on related party debt during the six-month period ended June 30, 2013.

Sale of Unregistered Securities

Private Placements

On June 6, 2014, the Company completed the first tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 14,208,637 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $703,004. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 481,819 units, contributing $26,500 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On June 30, 2014, the Company completed the second tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 8,700,363 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $432,960. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 833,545 units, contributing $45,845 of the total proceeds of the private placement.

The terms of the warrants include a call option for the Company. In the event that the Company's common shares trade at a weighted volume average price equal to or greater than $0.22 for a period of 20 out of 30 consecutive trading days at any time following the issuance of the respective warrants, and the average trading volume of the common stock for 20 out of 30 consecutive trading days was at least 120,000 shares, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 14 business days of the occurrence thereof, and in such case, the warrants will expire on the close of business on the date next preceding the Redemption Date. The Company's right to call the warrants is also dependent on (i) a registration statement under the United States Securities Act of 1933, as amended (the "Securities Act"), registering for sale the Warrant Shares, has been filed with the United States Securities and Exchange Commission and is in effect on the date of written notice of the redemption (the "Notice Date") and the redemption date contained therein and (ii) there exists on the Notice Date a public trading market for the Company's common stock and such shares are listed for quotation on the NASDAQ Stock Market, the OTC Electronic Bulletin Board, or a national securities exchange The Company granted piggyback registration rights to such investors.

The proceeds from the offering will be utilized to further advance development of the Company’s 100%-owned Chandalar district-scale gold project in Alaska as well as for general working capital purposes.

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

In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

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

Note Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $19,110 had been accrued and paid as of June 30, 2014.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 6 Joint Venture.

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

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year Class M warrants totaling up to 10.5 million shares of common stock of the Company exercisable at $0.15 per common share. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through June 30, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

The loans are scheduled to be made as follows:

Loan Number	Date of Loan:	Amount of Loan:	Pro Rata Warrants to Lender
1	January 29, 2014	$300,000	1,575,000
2	February 28, 2014	$200,000	1,050,000
3	March 30, 2014	$300,000	1,575,000
4	April 29, 2014	$200,000	1,050,000
5	June 30, 2014	$500,000	2,625,000
6	September 30, 2014	$500,000	2,625,000
TOTAL		$2,000,000	10,500,000

During the six-months ended June 30, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. The Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

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

At June 30, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $54,734 for a net liability of $245,266. The holder of the note payable contract elected to defer at least the second, third and fourth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner (see Note 6 Joint Venture), which were subsequently released during the quarter ended March 31, 2014.

Notes Payable in Gold

During the three month period ended March 31, 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder fee of $42,000 or 7% of $600,000 of the net proceeds and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

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

At June 30, 2014, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $55,783 for a net liability of $764,217, representing 511.193 ounces of fine gold deliverable at November 30, 2014. The Joint Venture does not plan to produce or distribute gold to the Company prior to November 30, 2014; therefore, the Company will secure financing to buy the gold for payment, enter into negotiations with holders to modify the terms of the agreement or begin accruing and paying 8% interest on the total notes payable balance until the gold is delivered.

The notes were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

On July 18, 2014, Goldrich Mining Company completed the third and final tranche of its private placement financing. In total the Company raised gross proceeds of $1,524,000 through the issuance of 27,726,090 units at a price of $0.055 per unit. Officers and directors of the Company took part in the Offering, purchasing a total of 1,424,454 units under the same terms and conditions as units purchased by other investors in the private placement.

The placement agent for the Offering was paid a sales commission of 8% of gross proceeds raised from the Offering, placement agent warrants equal to 10% of the total units sold, and expenses equal to 2% of the gross proceeds of the securities sold in the offering. Each placement agent warrant is exercisable to purchase one share of common stock of the Company at $0.055 and shall be exercisable for five years.

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

•

Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 6 Joint Venture to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended June 30, 2014.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2014, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 18, 2014

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2014

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer