Form 10-Q
period 2014-09-30
GOLDRICH MINING CO
filed 2014-11-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2014:     123,382,809

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

15

Item 3. Quantitative and Qualitative Disclosures about Market Risk

25

Item 4. Controls and Procedures

26

PART II – OTHER INFORMATION

27

Item 1.  Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

27

Item 3.  Defaults upon Senior Securities

27

Item 4.  Mine Safety Disclosure

27

Item 5.  Other Information

27

Item 6.  Exhibits

27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 696,462	$ 16,993
Prepaid expenses	115,600	58,780
Deferred financing costs	36,117	23,632
Other current assets	59,096	52,819
Total current assets	907,275	152,224

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	140,025	273,550
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	722,191	855,716

Other assets:
Investment in joint venture	55,300	55,300
Total other assets	55,300	55,300
Total assets	$ 1,684,766	$ 1,063,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 472,249	$ 516,178
Related party deferred compensation	-	115,000
Related party payable	67,322	115,894
Notes payable in gold, net	797,252	701,729
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	1,358,906	1,470,884

Long-term liabilities:
Note payable, net of discount	251,305	-
Remediation liability and asset retirement obligation	644,424	635,850
Total long-term liabilities	895,729	635,850
Total liabilities	2,254,635	2,106,734

Stockholders' deficit:
Preferred stock; no par value, 8,999,800 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, respectively, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	-
Common stock; $.10 par value, 200,000,000 shares authorized; 123,382,809 and 95,656,719 issued and outstanding, respectively	12,338,281	9,565,672
Additional paid-in capital	13,507,070	14,724,619
Accumulated deficit	(26,647,978)	(25,508,785)
Total stockholders’ deficit	(569,869)	(1,043,494)
Total liabilities and stockholders' deficit	$ 1,684,766	$ 1,063,240

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses:
Mine preparation costs	$ -	$ 101,678	$ 44,754	$ 147,238
Exploration expense	216,215	10,534	247,296	21,542
Management fees and salaries	56,469	53,250	182,125	213,188
Professional services	5,363	13,959	70,285	68,965
Other general and admin expense	59,149	72,852	188,153	195,556
Office supplies and other expense	4,143	83	11,254	5,668
Directors' fees	6,900	32,300	32,300	50,100
Mineral property maintenance	17,565	15,722	51,540	42,959
Depreciation	32,898	62,302	132,061	191,554
Reclamation and miscellaneous	-	-	-	596
Loss on disposal of mining properties and equipment	-	44	1,465	44
Total operating expenses	398,702	362,724	961,233	937,410

Other (income) expense:
Interest income	(63)	(272)	(90)	(7,607)
Interest expense and finance costs	60,955	40,988	178,050	89,702
Loss (gain) on foreign currency translation	-	-	-	(605)
Total other expense	60,892	40,716	177,960	81,490

Net loss	459,594	403,440	1,139,193	1,018,900

Preferred dividends	2,237	2,236	56,636	7,143
Net loss available to common stockholders	$ 461,831	$ 405,676	$ 1,195,829	$ 1,026,043
Net loss per common share – basic and diluted	$ Nil	$ Nil	$ 0.01	$ 0.01

Weighted average common
shares outstanding-basic and diluted	120,189,061	95,541,112	99,895,838	95,526,345

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (1,139,193)	$ (1,018,900)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	132,059	194,729
Loss on disposal of equipment and mining property	1,465	44
Stock based compensation	-	58,975
Amortization of discount on note receivable	-	(7,592)
Amortization of discount on note payable and notes payable in gold	109,822	64,406
Amortization of deferred financing costs	32,141	13,792
Accretion of asset retirement obligation	8,574	8,247

Change in:
Prepaid expenses	(56,820)	(59,666)
Other current assets	(6,277)	12
Accounts payable and accrued liabilities	(43,929)	(15,230)
Related party payable	(48,572)	29,913
Related party deferred compensation	(115,000)	-
Net cash used - operating activities	(1,125,730)	(731,270)

Cash flows from investing activities:
Payment received from receivable for equipment sale	-	332,067
Proceeds from the sale of equipment	-	250
Net cash used - investing activities	-	332,317

Cash flows from financing activities:
Payments on related party debt	-	(21,000)
Proceeds from issuance of common stock and warrants,
net of offering costs	1,374,710	-
Proceeds from issuance of notes payable in gold, net	-	571,352
Proceeds from issuance of note payable with warrants	285,000	-
Proceeds from issuance of preferred stock	200,000	-
Financing costs of note payable	(54,511)	-
Net cash provided - financing activities	1,805,199	550,352

Net increase in cash and cash equivalents	679,469	151,399

Cash and cash equivalents, beginning of period	16,993	44,395
Cash and cash equivalents, end of period	$ 696,462	$ 195,794

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Warrants issued with notes payable in gold	$ -	$ 7,590

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of September 30, 2014 and December 31, 2013 with all intercompany balances and investment accounts eliminated.

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

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

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

	September 30,	September 30,
For periods ended	2014	2013

Convertible preferred stock Series A	1,050,000	1,050,000
Convertible preferred stock Series B	2,857,142	-
Stock options	3,200,000	3,315,000
Warrants	53,446,747	33,849,630
Total possible dilution	60,553,889	38,214,630

For the three and nine-month periods ended September 30, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as they relate to exploration stage entities. The ASU specifies that the ‘inception-to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods thereafter, with early application permitted for any financial statements that have not yet been issued. The Company has elected to apply the amendments effective with the third quarter of 2014.

Reclassifications

Certain reclassifications have been made to conform prior periods’ presentation to the current presentation. These reclassifications have no effect on the results of operations or stockholders’ deficit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, stock based compensation, deferred financing costs, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Fair Value Measures

Our financial instruments other than cash consist principally of notes payable in gold and notes payable. These instruments do not require recurring re-measurement at fair value.

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

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

3.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $30,000 was deferred and accrued at December 31, 2013, and was paid during the quarter ended September 30, 2014.

A total of $11,338 interest was accrued and payable at December 31, 2013, to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold settled in 2011. These amounts were paid during the quarter ended September 30, 2014.

An amount of $7,031 has been accrued for fees due to the Company’s Chief Financial Officer for services performed during the quarter ended September 30, 2014. This amount is included in related party payable. Fees of $11,469 and $47,125 were expensed during the three and nine month periods ended September 30, 2014, respectively.

A total of $87,900 had been accrued for directors’ fees at December 31, 2013. For the nine months ended September 30, 2014, $59,910 has been paid and an additional $32,300 has been accrued for services performed during the period, for a total of $60,290, which is included in related party payable.

4.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold produced by the Joint Venture (see Note 6 Joint Venture) to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder fee of $42,000 to an independent third party, and incurred other placement costs of $2,143, for a total of $44,143 of finance costs.

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

4.

NOTES PAYABLE IN GOLD, CONTINUED

At September 30, 2014, the Company had outstanding total notes payable in gold of $820,000 less unamortized discounts of $22,748 for a net liability of $797,252, representing 511.193 ounces of fine gold deliverable at November 30, 2014.

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

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $30,360 had been paid and expensed during the nine months ended September 30, 2014.

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

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year Class M warrants totaling up to 10.5 million shares of common stock of the Company should the total proceeds reach the $2 million maximum. The company will issue 5.25 Class M warrants, exercisable at $0.15 per common share, for each dollar loaned under this agreement. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through September 30, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

5.

NOTE PAYABLE, CONTINUED

During the nine-months ended September 30, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. The Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs.

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

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of warrant forfeitures and believes that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. Each stage of the Note payable is discounted by the fair value of the warrants, which is then amortized over the life of the note.

At September 30, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $48,695 for a net liability of $251,305. The holder of the note payable contract elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which were subsequently released during the quarter ended March 31, 2014.

6.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 through September 30, 2014.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. Once all loans have been repaid and working capital and budgeted reserves have been established, profits from the placer production will be paid out on a 50:50 basis to each of the JV partners.

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

7.

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

On July 18, 2014, the Company completed the final tranche of a private placement of its common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 4,817,090 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $238,746. Of the units to be issued in this tranche, officers and directors of the Company purchased 109,090 units, contributing $6,000 of the total proceeds. Such units were purchased on the same terms and conditions as a purchase of units by other investors in the private placement.

In relation to these placements, the Company issued 2,701,386 Class N-2 Warrants for finders fees. Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

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

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

7.

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

•

Conversion: Any share of Series B Preferred Stock may, at the option of the holder be converted at any time into such number of fully-paid and non-assessable shares of Common Stock as is equal to the product obtained by multiplying the Series B Conversion Rate ($1000 divided by the Series B Conversion Price of $0.07 per share) by the number of shares of Series B Stock being converted.

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

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

Warrants:

The following is a summary of warrants outstanding at September 30, 2014:

	Shares	Exercise Price ($)	Expiration Date
Class G Warrants: (for Private Placement)
Outstanding and exercisable at January 1, 2013	4,169,850	0.36	Dec. 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	4,169,850
Outstanding and exercisable at September 30, 2014	4,169,850
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2013	5,125,936
Outstanding and exercisable at September 30, 2014	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2013	13,906,413
Outstanding and exercisable at September 30, 2014	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2013	8,780,478
Outstanding and exercisable at September 30, 2014	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2013	307,500
Outstanding and exercisable at September 30, 2014	307,500
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142.10		January 23, 2019
Outstanding and exercisable at September 30, 2014	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000.15		January 29, 2019
Outstanding and exercisable at September 30, 2014	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317.11		June 6, 2019
Warrants issued June 30, 2014	4,350,180.11		June 30, 2019
Warrants issued July 18, 2014	2,408,545.11		July 18, 2019
Outstanding and exercisable at September 30, 2014	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at September 30, 2014	2,701,386
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2014	53,446,747.25

(1)

In February 2013, the expiration dates of the Class G warrants were extended by one year, all of which will expire during December of 2014. No other terms were modified.

Goldrich Mining Company

Notes to the Consolidate Financial Statements (unaudited)

7.

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

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,315,000	$ 0.28
Issued	-	-
Canceled/Forfeited	(115,000)	0.24
Outstanding at September 30, 2014	3,200,000	$ 0.28

For the nine-month periods ended September 30, 2014 and 2013, the Company recognized share-based compensation for employees of $nil and $58,975, respectively.

8.

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

The Company has a carryover to 2015 of approximately $17.1 million to satisfy its annual labor requirements. This carryover expires in the years 2015 through 2020 if unneeded to satisfy requirements in those years.

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small production of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012 and 2013. It appears financial markets may be improving and we were successful in raising funds for a limited exploration program in 2014.

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

Liquidity and Capital Resources

We have incurred losses since our inception and we currently do not have sufficient cash to support the Company through 2014 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of September 30, 2014.

On January 23, 2014, we completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to the Company.

On January 24, 2014, we closed a three-year unsecured senior note financing for $300,000. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year warrants totaling up to 10.5 million shares of common stock of the Company exercisable at a price equal to the greater of $0.15 per common share or the market price per common share on date of issuance of the warrants. We have, at our election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The Lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. We will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan, of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

On June 6, 2014, we completed the first tranche of a private placement of our common stock and warrants to purchase shares of our common stock. This tranche of the private placement consisted of 14,208,637 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $703,004. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 481,819 units, contributing $26,500 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On June 30, 2014, we completed the second tranche of a private placement of our common stock and warrants to purchase shares of our common stock. This tranche of the private placement consisted of 8,700,363 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $432,960. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, officers and directors of the Company purchased 833,545 units, contributing $45,845 of the total proceeds of the private placement.

On July 18, 2014, we completed the final tranche of a private placement of our common stock and warrants to purchase shares of our common stock. This tranche of the private placement consisted of 4,817,090 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $238,746. Of the units to be issued in this tranche, officers and directors of the Company purchased 109,090 units, contributing $6,000 of the total proceeds. Such units were purchased on the same terms and conditions as a purchase of units by other investors in the private placement.

The terms of the warrants include a call option for the Company. In the event that the Company's common shares trade at a weighted volume average price equal to or greater than $0.22 for a period of 20 out of 30 consecutive trading days at any time following the issuance of the respective warrants, and the average trading volume of the common stock for 20 out of 30 consecutive trading days was at least 120,000 shares, the Company may, in its sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 14 business days of the occurrence thereof, and in such case, the warrants will expire on the close of business on the date next preceding the Redemption Date. The Company's right to call the warrants is also dependent on (i) a registration statement under the United States Securities Act of 1933, as amended (the "Securities Act"), registering for sale the Warrant Shares, has been filed with the United States Securities and Exchange Commission and is in effect on the date of written notice of the redemption (the "Notice Date") and the redemption date contained therein and (ii) there exists on the Notice Date a public trading market for the Company's common stock and such shares are listed for quotation on the NASDAQ Stock Market, the OTC Electronic Bulletin Board, or a national securities exchange The Company granted piggyback registration rights to such investor.

In relation to these placements, the Company issued 2,701,386 Class N-2 Warrants for finders fees. Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

During the nine-months ended September 30, 2014, we received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. We paid finder fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

At September 30, 2014, we had an outstanding note payable of $300,000 less unamortized discounts of $48,695 for a net liability of $251,305.

We plan to raise additional necessary financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, no minimum distribution is due Goldrich from the placer operation until 2016. Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further our operations and exploration activities but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine nears completion, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the FINRA OTCBB in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception and we do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. During the nine-months ended September 30, 2014, we raised $1,374,710 net cash from the sale of 27,726,090 common shares to be issued, $200,000 net cash from the sale of 200 shares of Series B Preferred Stock, and $230,489 net cash from the issuance of a note payable. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported Goldrich NyacAU Placer, LLC (“GNP”) had completed preparations for initial production and had produced approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no production during the 2014 season. Production is expected to begin in 2015 and plant expansion is scheduled to be completed in stages through 2016. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. See Note 6 Joint Venture.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations for the Three and Nine-Month Periods ended September 30, 2014

On September 30, 2014 we had total liabilities of $2,254,634 and total assets of $1,684,766. This compares to total liabilities of $2,106,734 and total assets of $1,063,240 on December 31, 2013. The increase in liabilities was due to the note payable entered into during the quarter ended March 31, 2014, partially offset by a decrease in trade payables and related party payables resulting from payments made from the cash proceeds of private placements of equity units and note payable. As of September 30, 2014, our liabilities consist of $797,252 for notes payable in gold, net of discounts, $644,424 for environmental remediation and asset retirement obligations, $472,249 of trade payables and accrued liabilities, $251,305 for note payable, net of discounts, $67,322 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,358,906 is due within 12 months. The increase in total assets was due to the cash received from the note payable, the sale of 200 shares of Series A Convertible Preferred stock, the sale of 27,726,090 equity units issued from private placements, increases in prepaid expenses for insurance premiums paid, and an increase in deferred financing cost asset during the nine-months ended September 30, 2014.

On September 30, 2014 we had negative working capital of $451,631 and stockholders’ deficit of $569,869 compared to negative working capital of $1,318,660 and stockholders’ deficit of $1,043,494 for the year ended December 31, 2013. Negative working capital decreased due to the cash proceeds from the private placements entered into during June and July of 2014, offset by the cash remaining in the bank from those proceeds after payment of trade payables and related party payables. Stockholders’ deficit decreased due to the sale of preferred stock and private placements of equity units in the nine months ended September 30, 2014, partially offset by the operating loss for the nine-month period.

During the nine-month period ended September 30, 2014, we used cash from operating activities of $1,125,730 compared to $731,270 for same period of 2013. The increase in cash used is due primarily to pay down of accounts payable and related party payables in the nine-month period ended September 30, 2014 compared to a smaller decrease of accounts payable and an increase in related party payables for the same period of 2013. As of September 30, 2014, we had accumulated approximately $24.0 million in federal and state net operating losses, which may enable us to generate approximately $24.0 million in net income prior to incurring any significant income tax obligation.

During the nine-month period ended September 30, 2014, no cash was provided by investing activities compared to cash provided by the sale of equipment of $332,317 in 2013. We purchased no additional capital equipment in the September 2014 and 2013 quarters.

During the nine-month period ended September 30, 2014, cash of $1,805,199 was provided by financing activities from the proceeds of a note payable, private placement of common stock, and the sale of Preferred Stock, compared to cash provided of $550,352 from proceeds of notes payable in gold and payments made on related party debt during the nine-month period ended September 30, 2013.

Sale of Unregistered Securities

Private Placements

On June 6, 2014, we completed the first tranche of a private placement of our common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 14,208,637 units to be issued at a price of $0.055 per unit and resulted in net proceeds to the Company of approximately $703,004. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, our officers and directors purchased 481,819 units, contributing $26,500 of the total proceeds of the private placement. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

On June 30, 2014, we completed the second tranche of a private placement of our common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 8,700,363 units to be issued at a price of $0.055 per unit and resulted in net proceeds to us of approximately $432,960. Each unit consists of one share of the Company’s common stock and one half of a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued in this tranche, our officers and directors purchased 833,545 units, contributing $45,845 of the total proceeds of the private placement.

On July 18, 2014, we completed the final tranche of a private placement of our common stock and warrants to purchase shares of its common stock. This tranche of the private placement consisted of 4,817,090 units to be issued at a price of $0.055 per unit and resulted in net proceeds to us of approximately $238,746. Of the units to be issued in this tranche, our officers and directors purchased 109,090 units, contributing $6,000 of the total proceeds. Such units were purchased on the same terms and conditions as a purchase of units by other investors in the private placement.

The terms of the warrants include a call option for us. In the event that our common shares trade at a weighted volume average price equal to or greater than $0.22 for a period of 20 out of 30 consecutive trading days at any time following the issuance of the respective warrants, and the average trading volume of the common stock for 20 out of 30 consecutive trading days was at least 120,000 shares, we may, in our sole discretion, accelerate the expiration date of the respective warrants by giving written notice to the holders thereof within 14 business days of the occurrence thereof, and in such case, the warrants will expire on the close of business on the date next preceding the Redemption Date. Our right to call the warrants is also dependent on (i) a registration statement under the United States Securities Act of 1933, as amended (the "Securities Act"), registering for sale the Warrant Shares, has been filed with the United States Securities and Exchange Commission and is in effect on the date of written notice of the redemption (the "Notice Date") and the redemption date contained therein and (ii) there exists on the Notice Date a public trading market for the Company's common stock and such shares are listed for quotation on the NASDAQ Stock Market, the OTC Electronic Bulletin Board, or a national securities exchange We granted piggyback registration rights to such investors.

In relation to these placements, we issued 2,701,386 Class N-2 Warrants for finders fees.  Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

The proceeds from the offering will be utilized to further advance development of our 100%-owned Chandalar district-scale gold project in Alaska as well as for general working capital purposes.

The shares were issued to “accredited investors” (as defined in Rule 501(a) of Regulation D) in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Series B Preferred Stock

On January 23, 2014, we completed the offer and sale of 200 shares of Series B Preferred stock in the Company, resulting in net proceeds of $200,000 to us. These shares were issued from the designated 9,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series B Preferred Stock, we issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

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

Note Payable

On January 24, 2014, we closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $30,360 had been accrued and paid as of September 30, 2014.

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

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year Class M warrants totaling up to 10.5 million shares of common stock of the Company exercisable at $0.15 per common share. We have, at our election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through September 30, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

The loans are scheduled to be made as follows:

Loan Number	Date of Loan:	Amount of Loan:	Warrants to Lender
1	January 29, 2014	$300,000	1,575,000
2	February 28, 2014	$200,000	1,050,000
3	March 30, 2014	$300,000	1,575,000
4	April 29, 2014	$200,000	1,050,000
5	June 30, 2014	$500,000	2,625,000
6	September 30, 2014	$500,000	2,625,000
TOTAL		$2,000,000	10,500,000

During the nine-months ended September 30, 2014, we received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. We issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $35,627, for a total of $44,627 of deferred finance costs. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our JV partner, which were subsequently released during the quarter ended March 31, 2014.

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

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. We have evaluated previous low occurrences of warrant forfeitures and believe that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. The Note payable was discounted by the fair value of the warrants, which is being amortized over the life of the note.

At September 30, 2014, we had outstanding total notes payable of $300,000 less unamortized discounts of $48,695 for a net liability of $251,305. The holder of the note payable contract elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which were subsequently released during the quarter ended March 31, 2014.

Notes Payable in Gold

During 2013, we issued notes in principal amounts totaling $820,000, less a discount of $205,000, for cash proceeds of $615,000. Under the terms of the notes, we agreed to deliver gold to the holders at the lesser of $1,350 or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. We paid a finder fee of $42,000, or 7% of $600,000 of the net proceeds and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs.

Additionally, for each dollar of note payable in gold entered into during the three month period ended March 31, 2013, the holder received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $0.40 for a period of two years following the date of issue. We recognized an additional discount of $10,247 for the fair value of the warrants.

In the event that our shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, we may, in our sole discretion, accelerate the expiration date of the warrants by giving written notice to the holders thereof, and in such case, the warrants will expire on the 20th business day after the date on which we give such notice.

At September 30, 2014, we had outstanding total notes payable in gold of $820,000 less unamortized discounts of $22,748 for a net liability of $797,252, representing 511.193 ounces of fine gold deliverable at November 30, 2014. The Joint Venture does not plan to produce or distribute gold to us prior to November 30, 2014; therefore, we will secure financing to buy the gold for payment, enter into negotiations with holders to modify the terms of the agreement or begin accruing and paying 8% interest on the total notes payable balance until the gold is delivered.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended September 30, 2014.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2014, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2014

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2014

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer