Form 10-K
period 2014-12-31
GOLDRICH MINING CO
filed 2015-04-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 6,653,003 as of June 30, 2014

The number of shares of the Registrant’s Common Stock outstanding as of April 10, 2015 was 131,082,809.

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

December 31, 2014

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

30

ITEM 2.  PROPERTIES

31

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

52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

76

ITEM 9A.  CONTROLS AND PROCEDURES

76

ITEM 9B.  OTHER INFORMATION

77

PART III

78

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

78

ITEM 11.  EXECUTIVE COMPENSATION

85

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

88

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

89

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

90

PART IV

91

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

91

SIGNATURES

92

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the estimated extraction and financial forecasts and sensitivities for the NyacAU joint venture, anticipated capital expenditures by the NyacAU joint venture, estimates of mineralized material, our anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future, including, but not limited to:

•

statements regarding our exploration plans at our Chandalar property;

•

statements regarding potential gold extraction by our joint venture;

•

statements regarding our plans to finance our operations;

•

statements regarding future costs and expenditures; and

•

statements regarding our anticipated plan of operation.

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

•

risk related to operating a mine

•

risk related to accurately forecasting, extraction and production

•

risks related to our dependence on a single property – the Chandalar property;

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

Incorporated in 1959, Goldrich Mining Company (OTCQB trading symbol “GRMC”) (formerly Little Squaw Gold Mining Company) has been a publicly traded company since October 9, 1970. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

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

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits that have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC Industry Guide 7 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time.

Subject to available financing, our focus is two-fold: (1) Continued gold extraction from a substantial alluvial gold deposit discovered on the property. To date, Goldrich has completed approximately 15,000 feet of drilling and outlined 10.5 million cubic yards of mineralized alluvial material, at an average head grade of approximately 0.025 ounces of gold per cubic yard. (2) Continue exploration of our Chandalar property where we have discovered and identified drilling targets for a potentially large sedimentary-type bulk tonnage hard-rock gold deposit as well as a possible intrusion-related source of lode mineralization.

In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. As of 2014, total mining preparation expenditures by GNP were approximately $18 million and mining expenditures for 2015 are estimated to be $5 million. Except for certain equipment that is under order and is being constructed outside of Alaska, the expanded plant was completed in 2014 and extraction is targeted to begin in June 2015. Gold extraction will be approximately from mid-June to mid-September of each year. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for drilling exploration in 2013 and 2014, but conducted an airborne radiometric and magnetic survey over the entire property. As the placer mine nears completion, we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

History and Chandalar Exploration Project Background

Gold was discovered in the Chandalar district in 1905, and over the years various operators have extracted small amounts of gold mainly from placer deposits, and also from bedrock lodes consisting of high-grade gold-quartz veins. We were incorporated in 1959 for the purpose of acquiring and consolidating diversely owned gold mining claims in the Chandalar mining district. Our operations during the 1960s resulted in the establishment of a mining camp, a mill, several airstrips, and exploitation of a small amount of gold from underground workings, which was marginally profitable.

Total recorded gold extraction from the Chandalar property, as contained in our historical records, currently stands at about 87,941 ounces of fine gold, although actual historic extraction was probably much greater than the recorded extraction. Of this total, recorded lode gold extraction from high-grade gold-quartz vein-shear zone deposits is 8,351 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not proven or probable ore reserves as defined in the SEC Industry Guide 7. Approximately 79,590 ounces of the total gold extraction came from placer deposits of which 2,702 ounces were from gold extraction since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer extraction was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

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

We relinquished 86 of our State of Alaska mining claims during 2000 and 2001 due to financial considerations. In the beginning of 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased seven traditional mining claims, which had been re-staked as State of Alaska mining claims from the Anderson Partnership for $35,000. In September of 2003, we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one traditional 40-acre claim and eight 160-acre MTRSC claims. In 2005, we staked one 160-acre MTRSC claim. In 2006, we staked twenty-nine 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five 160-acre MTRSC claims, with twelve 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc. In 2010, we purchased nine 40-acre MTRSC claims at a public auction. In 2011, we staked additional claims to expand our Chandalar mining claims based on recent exploration results and aeromagnetic data published by the United States Geological Survey. The aeromagnetic survey showed that all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,858 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims. Based on the same survey, we also staked a new and separate 25,600 acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar, the significance of which is discussed above. We relinquished our Thazzik Mountain claims during 2013 due to financial considerations.

During the 1970s and early 1980s the lode and placer properties were leased to various parties for exploration and gold extraction. The quartz lodes were last worked from 1970 to 1983, when about 8,192 ounces of fine gold were recovered from the milling of 11,884 tons which averaged about one ounce of gold per ton. The material was extracted from surface and underground workings on three mineralized quartz veins lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of raw gold (impure or unrefined gold, i.e. not pure or 1000 fine gold) from placer operations, which is equivalent to about 13,287 ounces of fine gold. We estimate that approximately another 1,400 ounces of raw gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past extraction of raw gold on the property has been previously reported as being 848 fineness. Analyses from our recent extraction indicate that the gold produced averaged 844 fineness, or 84.45%, and contained 13.88 % silver plus 1.68% impurities such as copper and iron.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review at our office. A few conclusions from that report are incorporated in this section.

In November of 1989, we entered into a ten year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw (placer) gold extraction to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. Anderson Partnership), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.

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

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents was completed by March of 2008. From these results, we concluded that we discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economical to mine under prevailing gold prices.

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

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012, 2013 and 2014. Focus was therefore put on our placer deposit, where significant funds for development were available. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

 In 2014 we conducted a property-wide airborne radiometric and magnetic survey to generate and further refine exploration targets for bulk-tonnage low-grade mineralization and possible deeper sources of intrusion-related mineralization.

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

We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013 and 2014. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012, 46 employees during 2013 and 10 employees during 2014.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. At December 31, 2014, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. Our mining operations have to date disturbed approximately forty-six acres, including the airstrip and historic roads. During 2012, GNP completed certain corrective actions required by the U.S. Army Corps of Engineers. In 2013, GNP received a new permit to expand the mine site from 10 to approximately 350 acres. The new mining permit provided an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. In addition the permit also allows for construction of a new airstrip. The new plant will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Although GNP received a new permit to expand the mine, Goldrich is still required to remove a mine waste road built in 2010. The Army Corps of Engineers has accepted our plan and timeline for removal of the road by October 2015. At December 31, 2014, we have accrued a liability of approximately $878,000 in our financial statements for the asset retirement of the mine site, waste road and related settling ponds.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production (as defined in the joint venture agreement). Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich.

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

ITEM 1A.  RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock which may decline and investors may lose all or part of their investment. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements.  Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risks Related to Our Operations

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2014, we raised $1,371,023 net cash from the sale of 27,726,090 common shares, $200,000 net cash from the sale of 200 shares of Series B Preferred Stock, and $230,489 net cash from the issuance of a note payable. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no extraction during the 2014 season.  Extraction is expected to begin in 2015 and plant expansion is scheduled to be completed in stages through 2016. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the net losses during each of the following periods:

•  $2,119,045 for the year ended December 31, 2014;

•  $1,940,121 for the year ended December 31, 2013; and

•  $1,848,255 for the year ended December 31, 2012.

We had an accumulated deficit of approximately $27 million as of December 31, 2014. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

At December 31, 2014, a portion of the Company’s notes payable in gold outstanding, with a net liability of $576,696, obligate the Company to deliver 446.788 ounces of fine gold by November 31, 2015. The Company is not in default on these notes. These notes are secured against our right to future distributions of gold extracted by our joint venture with NyacAU.  During 2014, we issued an unsecured senior note for approximately $300,000, which is part of six staged loans for a potential aggregate of $2,000,000, subsequent loans being at the discretion of the investor.

If we are unable to timely satisfy our obligations under the notes payable in gold or the unsecured senior note, including timely payment of gold in November of 2015 or interest when due and payment of the principal amount at maturity on the unsecured senior note and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are specifically secured against our right to future gold distributions under our joint venture. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

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

We have no history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically extracted limited amounts of gold on the Chandalar property. The recorded historical extraction since 1904 totals 87,941 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode extraction from operations of our lessees was 8,351 ounces of fine gold extracted from 11,884 tons of mined rock. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, we successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, we expanded the mine into small scale extraction. By the end of the 2010 mining season we had extracted approximately 1,522 ounces of fine gold and 259 ounces of fine silver. We had no gold extraction in 2011 and 2012 as we focused our efforts on exploration of our hard-rock project at Chandalar.

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

Our joint venture’s gold extraction activities are subject to risk.

We have entered into a joint venture to extract alluvial gold from deposits on our property. The joint venture is subject to all of the risks inherent in the surface mining industry, including industrial accidents, labor-related issues, environmental related issues, unusual or unexpected geologic formations, flooding, power disruptions and periodic interruptions due to inclement weather. These risks could result in damage to or destruction of production facilities, personal injury, environmental damage, delays, monetary losses and legal liability.

Estimates of cash flows, extraction costs, profitability and other financial and extraction measurements are subject to the inherent risks related to accurately forecasting extraction.

Estimates of future extraction costs and potential extraction profitability are dependent on numerous factors which could affect the success and profitability of extraction activities.  These risks include volatile gold prices, engineering and construction errors, changes or shortages in equipment and labor availability and costs, variances in grade, natural disasters and other events outside our control.  The occurrence of such events could make anticipated results differ from actual results and could negatively affect our financial position.

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

We are an early stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We will require additional financing in the future to fund exploration of and, if warranted, development and production on our properties, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future extraction or production, joint venture agreements with other mining companies, or a combination of the above. The level of additional financing required in the future will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

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

Actual capital costs, operating costs, extraction and economic returns may differ significantly from those anticipated and there are no assurances that any future development activities will result in profitable mining operations.

We have limited operating history on which to base any estimates of future operating costs related to any future development of our properties. Capital and operating costs, extraction and economic returns, and other estimates contained in pre-feasibility or feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs for any future development activities will not be higher than anticipated or disclosed.

We have entered into a Joint Venture agreement which involves risk.

In 2012, we exercised diligence in selecting a qualified and experienced JV partner, and entered into a JV agreement with an independent mining company for extraction of alluvial gold from certain claims owned by us. Under the JV agreement, we delegated control (in whole or in part) over such matters as management, operations and funding responsibilities to our JV partner. As a result, we do not have control of many key variables of the JV, including such matters as management, mining plan, personnel, equipment and systems. There can be no assurance that this strategic business partner will continue their relationship with us in the future or that we will be able to pursue our stated strategies with respect to our non-wholly-owned joint venture. Furthermore, the joint venture partners may (a) have economic or business interests or goals that are inconsistent with those of the Group; (b) take actions contrary to the Group's policies or objectives; (c) undergo a change of control; (d) experience financial and other difficulties; (e) be unable or unwilling to fulfill their obligations under the joint venture agreement, which may affect our financial conditions or results of operations; or (f) may be unprofitable or insufficiently profitable to produce the anticipated financial returns to us. For more information, see Joint Venture Agreement below.

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

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make extraction at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

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

•

The existence and sufficiency of a discovery of valuable minerals;

•

Proper posting and marking of boundaries in accordance state statutes;

•

Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes;

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

The generally favorable State of Alaska tax regime could be reduced or eliminated. Such an event could materially hinder our ability to finance the future exploitation of any gold deposit we might prove-up at Chandalar, or elsewhere on State of Alaska lands. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future extraction or production costs, or could result in abandonment or delays in establishing operations at our Chandalar property.

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

The market for our common stock has been volatile in the past, and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high of $0.085 and a low of $0.03 during the twelve-month period ended December 31, 2014. The market price for our common stock closed at $0.0399 on December 31, 2014, the last trading day of 2014. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2014, we had 126,082,809 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,500,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2014;

•

3,907,142 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2014; and

•

49,276,897 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2014.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 56,684,039 shares of common stock, and our issued and outstanding share capital would increase to 182,766,848 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2014, ranged between a high of $0.085 and a low of $0.03, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
600
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Chandalar Property, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large sediment hosted disseminated gold deposits. The gold potential of the Chandalar district is enhanced by similarities to important North American mesothermal gold deposits, a common attribute being a tendency for the mineralization to continue for up to a mile or more at depth, barring structural offset. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, we believe the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Location, Access & Geography of Chandalar

Our Chandalar property essentially envelops the entire historic Chandalar mining district, and lies approximately 70 miles north of the Arctic Circle at a latitude of about 67°30’. It is about 190 air miles north of Fairbanks, Alaska and 48 air miles east-northeast of the town of Coldfoot (Map 1). Access to our Chandalar Squaw Lake mining camp and nearby Little Squaw Creek Gold Mine is either by aircraft from Fairbanks, or overland during the winter season via a 95-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

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
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 4 – Gold Prospects and Geologic Structure of Chandalar

The Chandalar district has a history of prior extraction, but there has been no significant recurrent extraction over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010. Total extraction from 2009 to 2013 was approximately 2,702 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

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
PROPOSED DRILL HOLE & ORIENTATION
1 st PRIORITY
2 nd PRIORITY
0 1 MILE
CONTOUR INTERVAL 100 FEET
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 5 - Chandalar Exploratory Gold Deposit Drill Target with Holes Proposed in 2009 and Drilled in 2011

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

2014 Petrographic Study and Exploration Activities

In 2014, we completed advanced petrographic studies of drill core samples from the Chandalar gold property. The new data refines the orogenic model that has historically guided exploration at Chandalar and offers a fresh approach to future exploration.

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

In August 2014, we engaged a contractor and geologists to perform additional airborne magnetic and radiometric studies across the entire Chandalar property. An airborne radiometric and magnetic survey was conducted to test an intrusion-related model for emplacement of lode quartz-gold occurrences. Results of the airborne study demonstrate a broad northwest-trending belt of elevated potassium values with a centrally located, kilometer-scale feature where thorium values are elevated relative to potassium.  The potassium/thorium feature anomaly is closely associated with magnetic anomalies to form a circular kilometer-scale feature in the highlands above and adjacent to the Goldrich-NYAC Placer operation consistent with an intrusive body at depth and is central to the northeast-trend of lode quartz-gold occurrences.

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

Joint Venture Agreement

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production (as defined in the joint venture agreement). In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 through December 31, 2014.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

1.

Current year operating expenses,

2.

Members’ distribution of 20% (10% to Goldrich and 10% to NyacAU) provided that, for so long as the loan (“LOC2”) to GNP from NyacAU for the purchase of a royalty is not paid in full, the JV shall retain 100% of Goldrich’s distribution and apply against the LOC2,

3.

After payment of operating expenses and the member’s distribution of 20%, the JV will apply any remaining revenue to reduce the remaining balance of the loan from NyacAU to GNP for the development of the mine (“LOC1”),

4.

Reserves for future operating expenses and capital needs, not to exceed $3,000,000 in any year, and

5.

Member distributions of any remaining gold extraction on a 50:50 basis to each of the JV partners provided that, for so long as the loan LOC2 is not paid in full, the JV shall retain 100% of Goldrich’s distribution and apply against the loan.

NyacAU is entitled to a recorded security interest in all placer gold extraction from our claims as collateral for repayment of fifty percent (50%) of LOC1 and one hundred percent (100%) of LOC2.

Planned 2015 Exploration and Mining Activities

In 2015, we anticipate conducting exploration drilling activities and other exploration activities at the Chandalar property, if and when, our financial situation permits such activities.  Projections for the JV activities in 2015 are described below under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Joint Venture 2015 Mining Season, Estimates and Operations.”

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB of the OTC Markets. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange.”

Our common stock is quoted on the OTCQB under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2014 and 2013.

Fiscal Year	High Closing	Low Closing
2014
First Quarter	$0.09	$0.05
Second Quarter	$0.08	$0.06
Third Quarter	$0.08	$0.06
Fourth Quarter	$0.07	$0.03

2013
First Quarter	$0.12	$0.08
Second Quarter	$0.10	$0.07
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.09	$0.05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCBB was $0.05 on April 9, 2015. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of January 20, 2015 there were 2,968 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock or Series B Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $126,903 as of December 31, 2014. Total dividends of $22,083 were declared and payable as a result of conversion of preferred stock during 2011.

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

We issued Series B Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. During 2014, we issued 450,000 options to purchase shares of our Company’s common stock and 2,700,000 restricted common shares under the Plan. At December 31, 2014, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,500,000	$0.26	1,775,672
Equity compensation plans not approved by security holders	0	0	0
Total	3,500,000	$0.26	1,775,672

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

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2014.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012 and 2013. It appears financial markets may be improving and we were successful in raising funds for a limited exploration program in 2014.

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

Through 2014, approximately $18 million has been invested by GNP to develop the mine with an additional $5 million budgeted for 2015. The total mine preparation expenditures to complete the mine are comparable to total costs, adjusted for inflation, as estimated in our 2009 preliminary assessment study for a similar mine plane. Plant and mine construction for the first stage of extraction are scheduled for completion in May 2015. All costs up to commercial extraction (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold extraction (as defined in the joint venture agreement).

Goldrich has completed approximately 15,000 feet of drilling to date on the upper half of the Little Squaw Creek placer project and outlined 10.5 million cubic yards of mineralized material, at an average head grade of 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces. The mineralized material at Chandalar is not a mineral reserve as defined in SEC Industry Guide 7. Based on a targeted extraction rate of 20,000 ounces of gold per year and the mineralized material drilled out to date, the Little Squaw Creek mine would have a mine life of approximately 12 years. Little Squaw Creek is one of seven potential placer targets on the Chandalar property and is open to expansion. Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. All plants will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Chandalar Mine

A new mining permit obtained in 2013 expanded the mine site area, including the area for a new airstrip, from approximately 10 to 350 acres. This provided an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. The new site will facilitate maximum and efficient extraction under the expanded mine plan.

Major accomplishments during 2014 included completion of the plant relocation to a lower and broader part of the valley, construction of new water ponds, and build out of the new expanded plant. GNP successfully mobilized and installed a new grizzly feeder on site as well as support frames for additional gravel screens and gold recovery tables, which will be mounted next spring. Full capacity of the feeder is expected to be approximately 600 bank cubic yards per hour and will be realized as additional gravel screens and gold recovery tables are added in stages through 2016. Because of the substantial increase in plant capacity, GNP will transport seven additional forty-ton rock trucks over the winter trail to the mine site, bringing the fleet total to thirteen trucks in all. The winter trail is scheduled to begin in February.

Joint Venture 2015 Mining Season, Estimates and Operations:

GNP recommenced removing overburden in March 2015, and transported seven additional forty-ton rock trucks to the mine, increasing the fleet total to thirteen in all. Opening of an initial pit and 1,800 foot haul road has already been completed. Mining of pay gravel is anticipated to start in May and initial gold processing is planned for late June. Subject to weather, the plant is expected to run through mid-September.

GNP Financial Projections:

On March 18, 2015, we provided shareholders with extraction forecasts, as provided by our joint venture partner NyacAU, which is also the joint venture’s manager, for the upcoming five mining seasons at Little Squaw Creek mine. The 5-year summary of gold extraction, financial projections and price sensitivity provided by NyacAU are as follows:

	2015	2016	2017	2018	2019
Revenue
Gold Extraction (troy oz)	16,500	23,100	30,200	32,000	32,000
Gold Price (avg. price/oz)	$1,200	$1,200	$1,200	$1,200	$1,200
Total Revenue	$19,800,000	$27,720,000	$36,240,000	$38,400,000	$38,400,000

Extraction Costs
Cost per/oz.	$713	$623	$489	$451	$450
Total Cost of Sales	$11,778,000	$14,398,000	$14,780,000	$14,441,000	$14,400,000

Pre-Tax Net Profit	$8,022,000	$13,322,000	$21,460,000	$23,959,000	$24,000,000

Gold Price Sensitivity Analysis on GNP Operations:

Gold Price/ oz	2015	2016	2017	2018
$1,100	$6,370,000	$11,011,000	$18,437,000	$20,759,000
$1,200	$8,022,000	$13,322,000	$21,460,000	$23,959,000
$1,300	$9,674,000	$15,634,000	$24,483,000	$27,160,000
$1,400	$11,327,000	$17,945,000	$27,506,000	$30,361,000
$1,500	$12,979,000	$20,257,000	$30,528,000	$33,561,000

Goldrich has not completed an independent study to confirm the information provided by NyacAU. While management believes it has a reasonable scientific basis for these projections based on past extraction activities at the property and anticipated volumes and average grades, these projections are not based on a feasibility level study of the alluvial gold extraction mining and are subject to certain risks, including those set forth under “Item 1A. Risk Factors”.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2015 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of December 31, 2014. In addition to these general operating expenses, we will incur approximately $878,000 of reclamation costs to reclaim a dump road and tailings during 2015. We will need to raise approximately $1.5 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, reclamation costs and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During 2013, we issued notes payable in gold totaling $820,000, less a discount of $205,000, for proceeds of $615,000. On October 22, 2014, the Company delivered 12.405 oz. to one gold note holder and renegotiated terms with the other holders. For more information see Notes Payable in Gold below.

During the year 2014, Goldrich completed financings totaling approximately $1.9 million consisting of an equity financing for $200,000 in January 2014, a three-year loan of $300,000 in January 2014, and other equity financings in June and July totaling approximately $1.4 million.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2015, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At December 31, 2014, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine nears completion, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCQB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. Sale of the gold provided $918,000 in revenue to GNP. No extraction occurred in 2014 as construction of the mine was completed with extraction planned to resume in June 2015. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2014 we had total liabilities of $2,427,835 and total assets of $1,186,851. This compares to total liabilities of $2,106,734 and total assets of $1,063,240 on December 31, 2013. As of December 31, 2014, our liabilities consist of $1,225,282 for remediation and asset retirement obligations, $576,696 of notes payable in gold, $272,947 of trade payables and accrued liabilities, $73,659 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,823,385 is due within 12 months. The increase in liabilities compared to December 31, 2013 is largely due to the increases in remediation liability and notes payable from financing, the latter of which was used for payment of accounts payable. In addition, notes payable in gold decreased as a result recognition of a gain on extinguishment of debt as a driven by a decrease in gold prices during 2014, which decreased the valuation of gold ounces to be delivered under the contracts.  The increase in total assets was due to increase in funds received from financing during the year ended December 31, 2014, reduced by payments on debt.

On December 31, 2014 we had negative working capital of $1,391,311 and a stockholders’ deficit of $1,240,984 compared to negative working capital of $1,318,660 and stockholders’ deficit of $1,043,494 for the year ended December 31, 2013. Working capital decreased because our operating costs, debt payments and the requirement to perform remediation activities within 2015 out-paced cash generating activities to cover those costs. The net result of which resulted in an increase in cash balances, decreases in accounts payable to trade vendors and related parties, a decrease in notes payable in gold and an increase in remediation liability. Stockholders’ equity decreased due an operating loss that exceeded revenues generated by the sale of common and preferred stock for the year ended December 31, 2014.

During 2014, we used cash from operating activities of $1,533,127 compared to $910,071 for 2013. Net losses held generally steady year over year due to decreases in depreciation of equipment sold in prior years, reduced legal fees as a result of decreased activity in legal action related to claims successfully defended in 2013, deferred efforts to qualify for listing on a Canadian exchange, decreased costs of mineral property maintenance due to the non-renewal of some mining claims, and recognition of a gain on extinguishment of debt. These 2014 cost decreases were offset by an increase in exploration and mine preparation activities, a significant remediation accrual made in 2014 higher than the 2013 accrual and an increase in directors’ fees resulting from issuing stock and options to management and board members for the first time since 2008. Net operating losses of $1,953,383 and $1,940,121 for 2014 and 2013, respectively, included significant non-cash expenses, including depreciation of $156,485 and $256,995 for the respective years and the non-cash recognition of gain on extinguishment of debt of $165,662 in 2014.. In 2014, we recognized a loss of $1,464 on disposal of equipment and an increase in remediation expense of $578,000 compared with a 2013 expense of $300,000 of remediation costs and a loss in disposition of mining claims of $13,658. At the end of 2014, we have accumulated approximately $23,723,000 and $23,745,000 in federal and state net operating losses, respectively, which may enable us to generate approximately $23.7 million in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2019 through 2034.

During 2014, cash of $1,711 was used in investing activities compared to cash provided of $332,317 in 2013 from payments received on a note receivable for equipment sold in 2012.  We used cash of $1,711 for equipment purchases in 2014, with no comparable cash usage in the year ended December 31, 2013.

During 2014, cash of $1,723,870 was provided by financing activities, compared to cash of $550,352 provided during the year ended December 31, 2013. For the year ended December 31, 2014, cash of $1,371,023 was provided through the sale of stock and warrants, net of offering costs, with an additional $285,000 provided through the issuance of a note payable with warrants, less $54,511 of financing costs, and $200,000 provided through the issuance of preferred stock. We also purchased gold for $15,000 and used that gold and cash of $62,642 to satisfy a portion of notes payable in gold. For the year ended December 31, 2013, we raised cash of $571,352 through the issuance of notes payable in gold and repaid a related party debt of $21,000 to an officer of the Company for company expenses we reimbursed during the 2013 year.

Private Placement Offerings

Unit Private Placement

 During June and July of 2014, we completed a private placement of our common stock and warrants to purchase shares of our common stock.  In total, the private placement consisted of 27,726,090 units to be issued a price of $0.055 per unit and resulted in net proceeds to us of $1,371,023. Each unit consist of one share of our common stock and one half or a Class N warrant.  Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue.  Of the units to be issued, our officers and directors purchased 1,424,454 units, contributing $78,345 of the total proceeds.  Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

In relation to these placements, we issued 2,701,386 Class N-2 Warrants for finders fees. Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

On January 23, 2014, we completed the offer and sale of 200 shares of Series B Preferred stock, resulting in net proceeds of $200,000 to us. These shares were issued from the designated 9,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series B Preferred Stock, we issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of our common stock with a fair value of $92,242 as determined using a Black Scholes model and allocation between the preferred shares and the warrants as prescribed by ASC 470. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate proceeds of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $41,610 had been paid and expensed during the year ended December 31, 2014.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 4 Joint Venture.

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

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the lender will be issued a pro rata amount of five-year Class M warrants totaling up to 10.5 million shares of common stock of the Company should the total proceeds reach the $2 million maximum. The company will issue 5.25 Class M warrants, exercisable at $0.15 per common share, for each dollar loaned under this agreement. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company will pay finder fees consisting of a 3% cash commission and warrants to purchase shares of common stock of the Company equal to 8% of each loan (160,000 warrants through December 31, 2014), of which 1% of the cash commission and 3% of the warrants will be paid to a director of the Company. The terms of the warrants will be the same as the warrants issued to the lender.

Notes Payable

During the year ended December 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. The Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs.

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

At December 31, 2014, the Company had outstanding total notes payable of $300,000 less unamortized discounts of $42,832 for a net liability of $257,168. The holder of the note payable contract elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which were subsequently released during the quarter ended March 31, 2014.

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

On October 22, 2014, the Company delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. The Company paid $1,244.74 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015, with the following terms:

Ten percent (10%) (rounded up to the nearest ounce of gold) of the required quantity of gold due on the delivery date of November 30, 2014 was delivered as required pursuant to the contract.  In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.  Interest is non-compounding, provided however, that any interest not paid in full by any required interest payment date, is added to the principal amount of the value of the delayed delivery required quantity and is subject to interest until such late interest payment is made in full.  If the delivery date index price on November 30, 2015 is less than the original purchase price, an additional adjusted required amount, equal to the delayed delivery required quantity multiplied by a ratio, consisting of the original purchase price as the numerator and the greater of $1,100 or the delivery date index price on November 30, 2015 as the denominator, less the delayed delivery required quantity, shall be delivered by December 31, 2015.

As required by ASC 470, the payments required under the original note were compared to the payments required from the notes as amended to determine whether a debt modification or debt extinguishment had occurred. A difference greater than 10% requires the modification to be accounted for as a debt extinguishment.  The net carrying amount of debt is the amount due at maturity, adjusted for unamortized premium, discount, and cost of issuance. The reacquisition price of the new or amended debt instrument is the amount satisfied on extinguishment, including any call premium and miscellaneous costs of reacquisition.

In accordance with ASC 470, the Company calculated the potential gain or loss on debt modification or extinguishment. A difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. Gains and losses are not amortized to future periods.

The Company calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeds 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014. At December 31, 2014, the Company had outstanding total notes payable in gold of

$576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015. At December 31, 2013, the Company had outstanding total notes payable in gold of $701,729, representing 511.193 ounces of fine gold.

Subsequent Events

Subsequent to year-end, we sold 5,000,000 million units (“Units”) at a price of $0.05 per Unit for total aggregate proceeds of US$250,000. Each Unit consists of one full common share of the Company and one full share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 60 months at a price of $0.06 per share. The Warrants are subject to a right of accelerated expiry at our discretion when the closing price of its commons shares has exceeded $0.22 per share for a period of 20 consecutive trading days.

Subsequent to year-end, we entered into an agreement with a third-party contractor to complete the remediation of the mine waste road built in 2010 at the open pit mining operations on Little Squaw Creek for $878,000. A $250,000 advance was paid to the contractor and an additional $50,000 must be paid be paid before work commences in July. The $50,000 payment is secured by our equipment on site at Chandalar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

See Subsequent Events above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets, December 31, 2014 and 2013	55
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	56
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013	57
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	58
Notes to the Consolidated Financial Statements	59-75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2014 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 4, 2014

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2014 and 2013
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 206,025	$ 16,993
Gold Inventory	71,021	2,365
Prepaid expenses	70,136	58,780
Deferred financing costs	28,161	23,632
Other current assets	56,731	50,454
Total current assets	432,074	152,224

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	117,311	273,550
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	699,477	855,716

Investment in joint venture	55,300	55,300
Total assets	$ 1,186,851	$ 1,063,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 272,947	$ 603,178
Related party deferred compensation	-	115,000
Related party payable	73,659	28,894
Remediation	878,000	-
Notes payable in gold, net	576,696	701,729
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	1,823,385	1,470,884

Long-term liabilities:
Remediation and asset retirement obligation	347,282	635,850
Note payable, net of discount	257,168	-
Total long-term liabilities	604,450	635,850
Total liabilities	2,427,835	2,106,734

Commitments and contingencies (Note 9, 10, 12)

Stockholders' deficit:
Preferred stock; no par value, 8,999,800
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 126,082,809 and 95,656,719 issued and outstanding, respectively	12,608,281	9,565,672
Additional paid-in capital	13,380,145	14,724,619
Accumulated deficit	(27,462,168)	(25,508,785)
Total stockholders’ deficit	(1,240,984)	(1,043,494)
Total liabilities and stockholders' deficit	$ 1,186,851	$ 1,063,240

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Operating expenses:
Mine preparation and oversight costs	$ 44,754	$ 180,752
Exploration expense	276,779	45,737
Depreciation	156,485	253,819
Management fees and salaries	278,219	268,594
Professional services	80,234	238,901
General and admin expense	252,325	267,371
Office supplies and other expense	13,039	43,522
Directors' fees	139,000	65,900
Mineral property maintenance	68,878	141,938
Remediation	578,000	300,596
Loss on disposal of equipment	1,906	13,658
Total operating expenses	1,889,619	1,820,788

Other (income) expense:
Interest and other income	(205)	(8,212)
Interest expense and finance costs	229,631	127,545
Gain on extinguishment of debt	(165,662)	-
Total other (income) expense	63,764	119,333

Net loss	1,953,383	1,940,121

Preferred dividends	58,872	9,379
Net loss available to common stockholders	$ 2,012,255	$ 1,949,500

Net loss per common share – basic and diluted	$ 0.02	$ 0.02

Weighted average common
shares outstanding-basic and diluted	109,484,919	95,542,267

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Additional		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	95,506,719	$ 9,550,672	175,000	$ 175,000	$14,673,054	$ (23,568,664)	$ 830,062

Issuance of common shares to new directors	150,000	15,000			(6,000)		9,000
Stock options for new directors and Controller					12,400		12,400
Stock options reissued for CEO					37,575		37,575
Warrants issued with Notes Payable in Gold					7,590		7,590
Net Loss						(1,940,121)	(1,940,121)

Balance, December 31, 2013	95,656,719	$ 9,565,672	175,000	$ 175,000	$14,724,619	$ (25,508,785)	$ (1,043,494)

Issuance of Series B preferred shares, net			200	200,000			200,000
Warrants issued with Series B preferred shares				(92,242)	92,242		-
Beneficial Conversion Feature of Series B preferred shares				(50,000)	50,000		-
Warrants issued with Note Payable, net					41,795		41,795
Issuance of common shares by Private Placement, net	27,726,090	2,772,609			(1,401,586)		1,371,023
Common shares granted to directors and officers, net	2,700,000	270,000			(148,975)		121,025
Stock options granted to directors					22,050		22,050
Net Loss						(1,953,383)	(1,953,383)

Balance, December 31, 2014	126,082,809	$12,608,281	175,200	$232,758	$13,380,145	$ (27,462,168)	$ (1,240,984)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$ (1,953,383)	$ (1,940,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	156,485	256,995
Loss on disposal of equipment and mining property	1,464	13,658
Stock based compensation	143,075	58,975
Gain on extinguishment of debt	(165,662)	-
Amortization of discount on note receivable	-	(7,591)
Amortization of discount on note payable and notes payable in gold	142,120	93,825
Amortization of deferred financing costs	40,097	20,510
Accretion of asset retirement obligation	11,432	10,996

Change in:
Prepaid expenses	(11,356)	1,552
Gold inventory	(68,656)	-
Other current assets	(6,277)	12
Accounts payable and accrued liabilities	(330,231)	209,802
Related party deferred compensation	(115,000)	58,500
Related party payable	44,765	12,816
Accrued remediation costs	578,000	300,000
Net cash used - operating activities	(1,533,127)	(910,071)

Cash flows from investing activities:
Payment on a receivable for equipment sale	-	332,067
Proceeds from the sale of equipment	-	250
Purchases of equipment	(1,711)	-
Net cash provided (used) - investing activities	(1,711)	332,317

Cash flows from financing activities:
Payments on related party debt	-	(21,000)
Payments on notes payable in gold	(62,642)	-
Purchases of gold to satisfy notes payable in gold	(15,000)	-
Proceeds from issuance of common stock and warrants, net of offering costs	1,371,023	-
Proceeds from issuance of notes payable in gold, net	-	571,352
Proceeds from issuance of note payable with warrants	285,000	-
Proceeds from issuance of preferred stock	200,000	-
Financing costs of note payable	(54,511)	-
Net cash provided - financing activities	1,723,870	550,352
Net increase (decrease) in cash and cash equivalents	189,032	(27,402)

Cash and cash equivalents, beginning of year	16,993	44,395
Cash and cash equivalents, end of year	$ 206,025	$ 16,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 47,413	$ -
Non-cash investing and financing activities:
Warrants issued with notes payable	$ 41,795	$ 7,590
Payment received from receivable from equipment sale	$ -	$ 284,629
Beneficial conversion feature on preferred stock	$ 50,000	$ -
Warrants issued with preferred stock	$ 92,242	$ -

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2014, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of December 31, 2014 and December 31, 2013, with all intercompany balances and investment accounts eliminated.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Goldrich has no significant influence over its joint venture described in Note 4 Joint Ventures, and therefore accounts for its investment using the cost method.

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

The Company periodically assesses its investments in joint ventures for impairment.  If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

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

For years ended December 31,	2014	2013
Convertible preferred stock Series A	1,050,000	1,050,000
Convertible preferred stock Series B	2,857,142	-
Stock options	3,500,000	3,315,000
Warrants	49,276,897	33,849,630
Total possible dilution	56,684,039	38,214,630

At December 31, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”).  This update changes the requirements for disclosures as they relate to exploration stage entities.  The ASU specifies that the ‘inception-to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods thereafter, with early application permitted for any financial statements that have not yet been issued.  The Company elected to apply the amendments effective with the third quarter of 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Recent Accounting Pronouncements, Continued

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, asset retirement obligations, stock based compensation, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Plant, Equipment, and Accumulated Depreciation

Plant and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s mill buildings and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All mill buildings and equipment purchased prior to 2009 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Exploration Costs

Exploration costs are expensed in the period in which they occur.

Income Taxes

Income taxes are recognized in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

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

Stock-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are recorded at fair value for both the common shares issued and options granted. The Company uses a Black Scholes valuation model for determining fair value of options to purchase shares, and compensation expense is recognized ratably over the vesting periods on a straight line basis. Compensation expenses for grants that vest immediately are recognized in the period of grant.

Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the long lived asset using a units of production method. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Values of Financial Instruments

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.

The fair value measurement;

2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings are reported in the statement of operations;

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.

purchases, sales, issuances, and settlements (net); and

d.

transfers into and/or out of Level 3

4.

the amount of the total gains or losses for the period included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.

in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

	Balance December 31, 2014	Balance December 31, 2013	Input Hierarchy level
Cash and cash equivalents	$ 206,025	$ 16,993	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, notes payable in gold, and notes payable approximate fair value at December 31, 2014 and 2013.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

3.

PROPERTY, PLANT, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2014 and 2013, the Company’s equipment classifications were as follows:

	2014	2013
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	413,678	413,678
Office and other equipment	65,581	67,318
Total	2,106,610	2,108,347
Accumulated depreciation	(1,989,299)	(1,834,797)

Equipment, net of depreciation	$ 117,311	$ 273,550

Of the Company’s assets, $1,342,911 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $156,485 for 2014. Assets of $1,344,648 and $763,699 being depreciated over corresponding periods, respectively, resulted in total depreciation of $253,819 for 2013.

Mining Properties and Claims

At December 31, 2014 and 2013, the Company’s mining properties and claims were as follows:

	2014	2013
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	242,766	242,766
Total	$ 582,166	$ 582,166

Asset retirement costs are being depreciated over the related long lived asset using a units of production method. No production occurred during 2014 and 2013. Accordingly no depreciation of these costs has been recorded for 2014 and 2013.

4.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement). In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 through December 31, 2014.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

4.

JOINT VENTURE, CONTINUED

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

1.

Current year operating expenses,

2.

Members’ distribution of 20% (10% to Goldrich and 10% to NyacAU) provided that, for so long as the loan (LOC2) to GNP from NyacAU for the purchase of a royalty is not paid in full, the JV shall retain 100% of Goldrich’s distribution and apply against the loan,

3.

After payment of operating expenses and the member’s distribution of 20%, the JV will apply any remaining revenue to reduce the remaining balance of the loan from NyacAU to GNP for the development of the mine (LOC1),

4.

Reserves for future operating expenses and capital needs, not to exceed $3,000,000 in any year, and

5.

Member distributions of any remaining gold production on a 50:50 basis to each of the JV partners provided that, for so long as the loan LOC2 is not paid in full, the JV shall retain 100% of Goldrich’s distribution and apply against the loan.

5.

RELATED PARTY TRANSACTIONS

Beginning in October 2012, the Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $115,000 was deferred and accrued at December 31, 2013, and was paid during the year ended December 31, 2014.

A total of $11,338 interest was payable at December 31, 2013 to the Company’s former Chief Operating Officer in connection with the settlement of notes payable in gold in 2011. These amounts were paid during the year ended December 31, 2014.

An amount of $17,556 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2013 and paid during the year ended December 31, 2014.  An amount of $4,969 has been accrued for fees at December 31, 2014. These amounts are included in related party payable.

A total of $87,900 had been accrued for consultants and directors’ fees at December 31, 2013. For the year ended December 31, 2014, an additional $21,490 has been accrued for services performed during the period, which is included in accounts payable. In 2013, a total of 150,000 common shares and 150,000 options to purchase common shares were issued to three consulting directors having a total fair value of $18,700. During the year ended December 31, 2014, a total of 1,650,000 common shares and 450,000 options to purchase common shares were issued to directors (See Note 7 Stockholders’ Equity) having a total fair value of $96,300, which brings the total consultants and directors’ fees recognized for the year ended December 31, 2014 to $143,075.

6.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $41,610 had been paid and expensed during the year ended December 31, 2014.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 4 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.

NOTE PAYABLE, CONTINUED

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the Company will issue 5.25 Class M warrants, exercisable at $0.15 per common share, for each dollar loaned under this agreement. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company is required to pay finders fees consisting of a 3% cash commission to parties other than the lender. At the inception of the first note, the Company issued warrants to purchase shares of common stock of the Company equal in number to 8% of the number of dollars of the aggregated loan package (160,000 warrants through December 31, 2014). One percent point of the three percentage points of commissions paid on the current year’s and future cash proceeds were and will be paid to a director of the Company.  Three percentage points of the eight percentage points of the warrants were paid to a director of the Company. The terms of the warrants issued to finders are the same as the warrants issued to the lender.

During the year ended December 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. In total, the Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000 to a third party, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs.

The fair value of warrants issued with the notes payable was estimated at the date of issuance using the Black-Scholes fair value model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges.

The fair value of the warrants was estimated on the issue date at $41,795 using the following weighted average assumptions:

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

At December 31, 2014, the Company had outstanding total notes payable of $300,000 less remaining unamortized discounts of $42,832 for a net liability of $257,168. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At December 31, 2014, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

On October 22, 2014, the Company delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. The Company paid $1,245 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015, with the following terms:

Ten percent (10%) (rounded up to the nearest ounce of gold) of the required quantity of gold due on the delivery date of November 30, 2014 was delivered as required pursuant to the contract.  In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.  Interest is non-compounding, provided however, that any interest not paid in full by any required interest payment date, is added to the principal amount of the value of the delayed delivery required quantity and is subject to interest until such late interest payment is made in full.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

7.

NOTES PAYABLE IN GOLD, CONTINUED

If the delivery date index price on November 30, 2015 is less than the original purchase price, an additional adjusted required amount, equal to the delayed delivery required quantity multiplied by a ratio, consisting of the original purchase price as the numerator and the greater of $1,100 or the delivery date index price on November 30, 2015 as the denominator, less the delayed delivery required quantity, shall be delivered by December 31, 2015.

As required by ASC 470, the payments required under the original note were compared to the payments required from the notes as amended to determine whether a debt modification or debt extinguishment had occurred. A difference greater than 10% requires the modification to be accounted for as a debt extinguishment.  The net carrying amount of debt is the amount due at maturity, adjusted for unamortized premium, discount, and cost of issuance. The reacquisition price of the new or amended debt instrument is the amount satisfied on extinguishment, including any call premium and miscellaneous costs of reacquisition.

In accordance with ASC 470, the Company calculated the potential gain or loss on debt modification or extinguishment. A difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. Gains and losses are not amortized to future periods.

The Company calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeds 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014.

At December 31, 2014, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015. At December 31, 2013, the Company had outstanding total notes payable in gold of $701,729, representing 511.193 ounces of fine gold.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting as required by ASC 450.

8.

STOCKHOLDERS’ EQUITY

Private Placement Offerings

Unit Private Placements

 During June and July of 2014, we completed a private placement of our common stock and warrants to purchase shares of our common stock.  In total, the private placement consisted of 27,726,090 units issued at a price of $0.055 per unit and resulted in net proceeds of $1,371,023. Each unit consist of one share of our common stock and one half or a Class N warrant.  Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue.  Of the units to be issued, our officers and directors purchased 1,424,454 units, contributing $78,345 of the total net proceeds.  Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement.

In relation to these placements, the Company issued 2,701,386 Class N-2 Warrants for finders fees. Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock, resulting in net proceeds of $200,000 to the Company. These shares were issued from the designated 9,000,000 share of Preferred Stock, at no par value as determined by the Board.

In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 determined using a Black Scholes model and allocation between the preferred shares and the warrants. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $50,000 was determined to exist, which represented a non-cash deemed dividend to the holder of the preferred shares. This dividend was recognized immediately as additional paid in capital upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

Preferred Shares:

Series A Convertible Preferred Stock:

The Company has 175,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2014. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at December 31, 2014, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

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

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 1,050,000 and 1,050,000 common shares for the years ended December 31, 2014 and 2013, respectively.

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2014. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2014 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

•

Voting: Each holder of Series B Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series B Preferred Stock could be converted. Holders of Series B Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series B Preferred Stock is entitled to pre-emptive voting rights.

•

Conversion: Shares of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series B shares by $1,000, then dividing by the Series B conversion price of $0.07 per common share. The Series B conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•

Dividend Rate: The holders of Series B Preferred Stock shall not be entitled to receive dividends.

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 and nil common shares for the years ended December 31, 2014 and 2013, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Warrants:

The following is a summary of warrants for December 31, 2014:

	Shares	Exercise Price ($)	Expiration Date
Class E Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2013	300,018	0.65	March 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	300,018
Warrants expired	(300,018)
Outstanding and exercisable at December 31, 2014	0
Class F Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	659,663	0.55	March 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	659,663
Warrants expired	(659,663)
Outstanding and exercisable at December 31, 2014	0
Class F-2 Warrants: (Issued for Commissions)
Outstanding and exercisable at January 1, 2013	599,772	0.20	March 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	599,772
Warrants expired	(599,772)
Outstanding and exercisable at December 31, 2014	0
Class G Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	4,169,850	0.36	March 31, 2014 (1)
Outstanding and exercisable at December 31, 2013	4,169,850
Warrants expired	(4,169,850)
Outstanding and exercisable at December 31, 2014	0
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2013	5,125,936
Outstanding and exercisable at December 31, 2014	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2013	13,906,413
Outstanding and exercisable at December 31, 2014	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2013	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2013	8,780,478
Outstanding and exercisable at December 31, 2014	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2013	307,500
Outstanding and exercisable at December 31, 2014	307,500
Class L Warrants: (Issued for Private Placement of Preferred Stock
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2014	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2014	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2014	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2014	2,701,386
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2014	49,276,897	0.25

(1)

On March 21, 2012, the expiration dates of warrants set to expire in 2012 were extended for one year beyond their original expiration dates. In February 2013, the expiration dates of the Class E, F, F-2 and G warrants were extended to March 31, 2014.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2014, there were a total of 1,775,672 shares available for grant in the Plan, 4,275,000 shares issued or exercised, and 3,500,000 options outstanding.

For the years ended December 31, 2014 and 2013, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2014	2013
Risk-free interest rate	2.17%	1.75%
Expected dividend yield	--	--
Expected term (in years)	10	10
Expected volatility	143%	142.4% - 155.8%

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

During the year ended December 31, 2014, the Company issued 450,000 options to directors. The fair value of these options was determined using a Black Scholes model, resulting in a fair value of $22,050. The Company also issued 2,700,000 common shares to officers, directors, and employees. These shares were issued at the grant date market price of $0.045 per share, resulting in share based compensation expense of $121,025.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the years ended December 31, 2014 and 2013 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,570,000	0.28	4.41	$0
Granted	175,000	0.15
Forfeited	(430,000)	0.21
Options outstanding at December 31, 2013	3,315,000	$ 0.28	4.41	$0
Granted	450,000	0.05		$0
Forfeited	(265,000)	0.23
Options outstanding and exercisable at December 31, 2014	3,500,000	$ 0.26	4.71	$0
Options available for future grants	1,775,672

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $0.05 and $0.15 per share, respectively. There were no options exercised during 2014 and 2013.

For the year ended December 31, 2014 and 2013, the Company recognized total share-based compensation for employees and consulting directors of $143,075 and $58,975, respectively.

9.

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

	December 31,	December 31,
	2014	2013
Asset Retirement Obligation – beginning balance	$ 285,850	$ 274,854
Incurred	-	-
Accretion	11,432	10,996
Asset Retirement Obligation - ending balance (long term)	297,282	285,850

10.

REMEDIATION

In prior years, the Company accrued $50,000 for remediation of a historic mill site. In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015. In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation. The cost of this remediation is in addition to the long term asset retirement obligation calculated in previous years and is classified as a current liability.

The accrual of $928,000 and $350,000 respectively at December 31, 2014 and 2013 is for anticipated costs to remediate a road and associated disturbance and contamination caused by activities of a previous operator next to an inactive mill site, neither of which was included in the Asset Retirement Obligation computation.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2014 and 2013.

Following are the components of deferred tax assets and allowances at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 198,000	$ 284,000
Unrecovered promotional and exploratory costs	161,000	161,000
Non-deductible accrued remediation costs	422,000	169,000
Non-deductible share based compensation	399,000	357,000
Net operating loss carryforwards	10,201,000	9,592,000
Total deferred tax assets	11,381,000	10,563,000
Less valuation allowance	(11,381,000)	(10,563,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 43%.

At December 31, 2014 and 2013, the Company had both federal and state tax-basis net operating loss carryforwards totaling $23.7 million and $23.7 million for each year respectively, which will expire in various amounts from 2019 through 2034.

	2014		2013
Federal income tax benefit based on statutory rate	$ (664,000)	34.0%	$ (660,000)	34.0%
State income tax benefit net of federal taxes	(176,000)	9.0%	(174,000)	9.0%
Nondeductible meals and entertainment	2,000	(0.1)%	2,000	(0.1)%
Nondeductible expense for options to employees	20,000	(1.0)%	18,000	(1.0)%
Increase in valuation allowance	818,000	(41.9)%	814,000	(41.9)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company has no unrecognized tax benefits as of December 31, 2014 or 2013. Management has reviewed the Company’s tax positions and believes that it is more likely than not all positions would be sustained in an audit. The Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to deduct the amounts as interest expense and other expense. Currently tax years from 2012 through 2014 remain open for examination by tax authorities. Net operating losses prior to 2012 could be adjusted during an examination of open years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

12.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2015 and 2016.

	November 30, 2015	November 30, 2016
Claims Rental	$ 83,570	$ 84,770
Annual Labor	61,100	61,100
Yearly Totals	$ 144,670	$ 145,870

The Company has a carryover to 2015 of approximately $17.1 million to satisfy its annual labor requirements. This carryover expires in the years 2015 through 2020 if unneeded to satisfy requirements in those years.

13.

SUBSEQUENT EVENTS

Subsequent to year-end, the Company sold 5,000,000 million units (“Units”) at a price of $0.05 per Unit for total aggregate proceeds of US$250,000. Each Unit consists of one full common share of the Company and one full share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one additional common share of the Company for a period of 60 months at a price of $0.06 per share. The Warrants are subject to a right of accelerated expiry at the Company’s discretion when the closing price of its commons shares has exceeded $0.22 per share for a period of 20 consecutive trading days.

Subsequent to year-end, the Company entered into an agreement with a third-party contractor to complete the remediation of the mine waste road built in 2010 at the open pit mining operations on Little Squaw Creek for $878,000. A $250,000 advance was paid to the contractor and an additional $50,000 must be paid be paid before work commences in July. The $50,000 payment is secured by the Company’s equipment on site at Chandalar.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and concluded that it is effective.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held eleven meetings in 2014 and thirteen meetings in 2013.

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

The following table and information that follows sets forth, as of December 31, 2014, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson	45

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

Charles C. Bigelow	83

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

Name	Age	Recent Business and Professional Experience
Kenneth S. Eickerman	56

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

Garrick A. Mendham	54

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

Name	Age	Recent Business and Professional Experience
William Orchow	69

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

Michael G. Rasmussen	69

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

Name	Age	Recent Business and Professional Experience
William V. Schara	58

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

Stephen M. Vincent	66

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

Name	Age	Recent Business and Professional Experience
Ted R. Sharp	58

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

Other Directorships

Except as listed below, no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

William V. Schara serves as director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2014 were Mr. Eickerman, Mr. Orchow, and Mr. Vincent. Mr. Eickerman is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2014 and four meetings in 2013. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

During 2014, Mr. Eickerman, Mr. Vincent, and Mr. Orchow were members of the Compensation Committee; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held one meeting in 2013 and none in 2014.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2014 and held one meeting in 2013.

Financial Expert

Kenneth S. Eickerman is Chairman of the Audit Committee and its designated Financial Expert as set forth in Item 401 of Regulation S-K, as promulgated by the SEC. Mr. Eickerman is independent as defined under Rule 5605(c)(2) of NASDAQ listing rules and under Rule 10A-3 of the Exchange Act.

Recommendations to the Board of Directors

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara voluntarily elected to defer a portion of his salary until such time as the Company had sufficient cash to pay it and did not receive a salary until November 2010. At December 31, 2013 a total of $115,000 of deferred salary was accrued and included in payable to related parties, all was paid during 2014. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company which were paid during the year-ending December 31, 2013.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. At December 31, 2014, a total of $4,969 has been accrued for fees due to Mr. Sharp for services performed in 2014.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Summary Compensation Table
Name(1) and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William V. Schara(2)	2014	180,000	-	27,000	-	-	207,000
Principal Executive Officer	2013	180,000	-	-	-	-	180,000
Ted R. Sharp	2014	57,719	-	13,500	-	-	71,219
Principal Financial Officer	2013	43,519	-	-	-	-	43,519

(1)

No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

(2)

Beginning in October 2012, Mr. Schara elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. Of these totals, $nil and $115,000 was deferred and is included in related party deferred compensation in the Company’s Balance Sheet for December 31, 2014 and 2013, respectively.

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2014 are included in the Beneficial Ownership table and notes below.

Director Compensation (2014)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David S. Atkinson(3)	4,800	13,500	0	0	0	0	18,300
Charles G. Bigelow(4)	5,500	13,500	0	0	0	0	19,000
Kenneth S. Eickerman(5)	5,400	6,750	6,750	0	0	0	18,900
Garrick A. Mendham(7)	5,100	13,500	0	0	0	0	18,600
William Orchow(6)	7,300	13,500	0	0	0	0	20,800
Michael G. Rasmussen(8)	5,500	0	13,500	0	0	0	19,000
Stephen M. Vincent(9)	7,300	13,500	0	0	0	0	20,800

(1)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)

Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)

Mr. Atkinson holds no options to purchase shares of common stock.

(4)

Mr. Bigelow holds options to purchase a total of 300,000 shares of common stock, all of which are vested..

(5)

Mr. Eickerman holds options to purchase a total of 400,000 shares of common stock, all of which are vested.

(6)

Mr. Orchow holds options to purchase a total of 250,000 shares of common stock, all of which are vested.

(7)

Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(8)

Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested.

(9)

Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2014 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	9,700,786	(10)	7.64%
Common Stock	Charles G. Bigelow, Director	11562 Discovery Heights Ct Anchorage, AK 99515	933,182	(5)(16)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	668,181	(2)(6)(17)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	1,239,824	(13)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	1,162,423	(6)	*
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	577,273	(3)(4)(15)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	3,336,288	(9)	2.63%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	1,128,682	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	831,856	(14)	*
Common Stock	All current executive officers and directors as a group		19,578,495	(7)	15.19%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	8,126,953	(10)	6.39%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	14.505.947	(11)	10.85%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	31,592,714	(12)	22.19%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 126,082,809 shares outstanding on December 31, 2014, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)

Includes 150,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(3)

Includes 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(4)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023.

(5)

Includes 300,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(6)

Includes 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(7)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (4) through (6), (9), (10) and (13).

(8)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before May 1, 2016, 80,000 shares of common stock acquirable upon exercise of Class H warrants and 80,000 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before May 27, 2016. Also includes 68,500 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 750,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2019. Also includes 255,000 shares of common stock acquirable upon exercise of Class H warrants and 255,000 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before May 27, 2016. Also includes 181,818 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019.

(10)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 300,000 shares of common stock held personally by Mr. Atkinson, 5,873,999 held for the account of Forza Partners II, and 926,468 held for the account of Forza Partners L.P. Mr. Atkinson is also a director to the Company. Also includes 100,018 shares of common stock acquirable upon exercise of Class E warrants exercisable before March 31, 2014, 463,234 shares of common stock acquirable upon exercise of Class I warrants, 463,234 shares of common stock acquirable upon exercise of Class J warrants. The Class I and Class J warrants are exercisable before July 29, 2016. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table. Also includes 45,454 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

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

(13)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 119,047 shares of common stock acquirable upon exercise of Class H warrants and 119,047 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before April 8, 2016. Also includes 54,545 shares of common stock acquirable upon exercise of Class N warrants before July 18, 2019.

(14)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 48,714 shares of common stock acquirable upon exercise of Class H warrants, 84,428 shares of common stock acquirable upon exercise of Class I warrants and 25,714 shares of common stock acquirable upon exercise of Class J warrants. All warrants are exercisable before July 29, 2016. Also includes 71,000 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

(15)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before July 7, 2023, 50,000 shares of common stock acquirable upon exercise of options exercisable before December 19, 2024, and 59,091 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019.

(16)

Includes 72,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

(17)

Includes 22,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. In 2012, similar to 2010, the Chief Executive Officer elected to defer a portion of his salary until we are successful in securing financing sufficient to fund future operations. At December 31, 2013 a total of $115,000 of deferred salary had been accrued and included in payable to related parties, which was paid during the year-ended December 31, 2014. Additionally, Mr. Schara paid corporate expenses during 2012 totaling $21,000 with his personal credit card, constituting interest-bearing loans to the Company, which was paid during the year-ended December 31, 2013.

At December 31, 2014, $4,969 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2014.

A total of $68,690 has been accrued for directors and related party consultants, of which $21,490 was accrued during the year ended December 31, 2014.

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

Stephen M. Vincent

•

Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2014. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2014 and 2013:

Type of fee:	2014	2013	Description

Audit fees:	$40,290	$42,951	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	475	2,675
Total	$40,765	$45,626

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2103
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class F Warrant, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed April 1, 2010
4.3	Form of Class F-2 Warrant, incorporated by reference to exhibit 10.44 to Form S-1 (333-171550), as filed January 4, 2011
4.4	Form of Class G Warrant incorporated, by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.5	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.6	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.7	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.8	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.9	Form of Class K Warrant issued with Notes payable in gold dated March 13, 2013
4.10	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.11	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.12	Form of Class M Warrant
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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
10.13

Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014

10.14

Form of Note by and between the Company and Gold Rich Asia Investment Limited, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
23.1(1)	Consent of James C. Barker, a Certified Professional Geologist
23.2(1)	Consent of Robert B. Murray, a Certified Professional Geologist
23.3(1)	Consent of Jeffrey O. Keener, contract geologist, President of Metalogeny, Inc.
23.4(1)	Consent of Jeffrey O. Keener, contract geologist, owner of Norwand Enterprize
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  April 15, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 15, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 15, 2015

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 15, 2015

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 15, 2015

            /s/ Kenneth S. Eickerman

Kenneth S. Eickerman, Director

Date:

April 15, 2015

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

April 15, 2015

            /s/ William Orchow

William Orchow, Director

Date:

April 15, 2015

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

April 15, 2015

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

April 15, 2015

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

April 15, 2015

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer