Form 10-Q
period 2015-03-31
GOLDRICH MINING CO
filed 2015-05-20
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 20, 2015:     131,082,809

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

19

Item 3. Quantitative and Qualitative Disclosures about Market Risk

26

Item 4. Controls and Procedures

26

PART II – OTHER INFORMATION

27

Item 1.  Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

27

Item 3.  Defaults upon Senior Securities

27

Item 4.  Mine Safety Disclosure

27

Item 5.  Other Information

27

Item 6.  Exhibits

27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 91,954	$ 206,025
Gold Inventory	2,433	71,021
Prepaid expenses	339,576	70,136
Deferred financing costs	24,309	28,161
Other current assets	56,731	56,731
Total current assets	515,003	432,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	93,488	117,311
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	675,654	699,477

Investment in joint venture	55,300	55,300
Total assets	$ 1,245,957	$ 1,186,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 339,409	$ 272,947
Related party payable	85,046	73,659
Remediation	878,000	878,000
Notes payable in gold, net	576,696	576,696
Dividend payable on preferred stock	22,083	22,083
Total current liabilities	1,901,234	1,823,385

Long-term liabilities:
Note payable, net of discount	262,837	257,168
Remediation and asset retirement obligation	350,255	347,282
Total long-term liabilities	613,092	604,450
Total liabilities	2,514,326	2,427,835

Stockholders' deficit:
Preferred stock; no par value, 8,999,800 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Common stock; $.10 par value, 250,000,000 shares authorized; 130,882,809 and 126,082,809 issued and outstanding, respectively	13,088,281	12,608,281
Additional paid-in capital	13,139,338	13,380,145
Deficit accumulated during the exploration stage	(27,728,746)	(27,462,168)
Total stockholders’ deficit	(1,268,369)	(1,240,984)
Total liabilities and stockholders' deficit	$ 1,245,957	$ 1,186,851

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating expenses:
Mine preparation and oversight costs	$ -	$ 20,172
Exploration expense	15,492	10,882
Depreciation and amortization	23,823	51,779
Management fees and salaries	65,188	68,969
Professional services	31,579	44,443
Other general and admin expense	56,185	67,119
Office supplies and other expense	2,177	3,359
Directors' fees	14,500	15,300
Mineral property maintenance	17,338	16,988
Loss on sale of gold purchased	8,476	-
Total operating expenses	234,758	299,011

Other (income) expense:
Interest income	(2)	(12)
Interest expense and finance costs	31,822	55,255
Total other (income) expense	31,820	55,243

Net loss	$ 266,578	$ 354,254

Preferred dividends	4,424	52,188
Net loss available to common stockholders	$ 271,001	$ 406,442

Net loss per common share – basic and diluted	$ Nil	$ Nil

Weighted average common
shares outstanding-basic and diluted	127,537,062	95,656,719

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (266,578)	$ (354,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,823	51,779
Loss on sale of gold purchased	8,476	-
Amortization of discount on note payable and notes payable in gold	5,669	36,121
Amortization of deferred financing costs	3,852	10,344
Accretion of asset retirement obligation	2,973	2,858

Change in:
Gold inventory	60,112	-
Prepaid expenses	(269,440)	(30,360)
Accounts payable and accrued liabilities	66,462	(81,129)
Related party deferred compensation	-	(55,000)
Related party payable	11,387	31,346
Net cash used - operating activities	(353,264)	(388,295)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of offering costs	239,193	-
Proceeds from issuance of preferred stock and warrants	-	200,000
Proceeds on note payable and warrants	-	285,000
Financing costs of note payable	-	(54,511)
Net cash provided - financing activities	239,193	430,489

Net increase (decrease) in cash and cash equivalents	(114,071)	42,194

Cash and cash equivalents, beginning of period	206,025	16,993
Cash and cash equivalents, end of period	$ 91,954	$ 59,187

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiaries Minera LSG S.A. and Goldrich Placer, LLC. These subsidiaries are included in the accompanying financial statements by consolidation, with all intercompany balances and investment accounts eliminated.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

Goldrich has no significant influence over its joint venture described in Note 3 Joint Venture, and therefore accounts for its investment using the cost method.

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

For periods ended March 31,	2015	2014
Convertible preferred stock Series A	1,050,000	1,050,000
Convertible preferred stock Series B	2,857,142	2,857,142
Stock options	3,350,000	3,165,000
Warrants	48,969,397	36,882,319
Total possible dilution	56,226,539	43,954,461

For the three-month periods ended March 31, 2015 and 2014, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Recent Accounting Pronouncements

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

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

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

When a fixed asset is sold at a price either higher or lower than its carrying amount, or undepreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. The gain or loss is recognized in the Consolidated Statement of Operations.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Values of Financial Instruments, Continued

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Balance March 31, 2015	Balance December 31, 2014	Input Hierarchy level
Cash and cash equivalents	$ 91,954	$ 206,025	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, notes payable in gold, and notes payable approximate fair value at March 31, 2015 and 2014.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 at March 31, 2015 and December 31, 2014.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS

An amount of $4,969 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2014.  An amount of $10,406 has been accrued for fees at March 31, 2015. These amounts are included in related party payable.

A total of $46,775 had been accrued for consultants and directors’ fees at December 31, 2014. For the three months ended March 31, 2015, an additional $27,865 has been accrued for services performed during the period, which is included in accounts payable. During the year ended December 31, 2014, a total of 1,650,000 common shares and 450,000 options to purchase common shares were issued to directors having a total fair value of $96,300, which brought the total consultants and directors’ fees recognized for the year ended December 31, 2014 to $143,075.

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $41,610 had been paid and expensed during the year ended December 31, 2014. During the three months ended March 31, 2015, interest of $11,250 has been paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

Under the terms of the note, the three-year maturity date is measured from the closing date of each loan in the series. The loans will be issued at a 5% discount and, for each loan of the series, the Company will issue 5.25 Class M warrants, exercisable at $0.15 per common share, for each dollar loaned under this agreement. The Company has, at its election, the ability to cancel future loans at any time or prepay the loans together with interest thereon without penalty. The lender reserves the right, at its election, to determine whether to fund Loans 2 through 6 in the series. The Company is required to pay finders fees consisting of a 3% cash commission to parties other than the lender. At the inception of the first note, the Company issued warrants to purchase shares of common stock of the Company equal in number to 8% of the number of dollars of the aggregated loan package (160,000 warrants through December 31, 2014). One percent point of the three percentage points of commissions paid on the 2014 and future cash proceeds were and will be paid to a director of the Company.  Three percentage points of the eight percentage points of the warrants were paid to a director of the Company. The terms of the warrants issued to finders are the same as the warrants issued to the lender.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE, CONTINUED:

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

At March 31, 2015, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $37,163 for a net liability of $262,837. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At March 31, 2015, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

6.

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

At December 31, 2014 and March 31, 2015, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings

Unit Private Placements

On March 31, 2015, the Company completed the first tranche of the private placement consisting of 4,800,000 units issued at a price of $0.05 per unit and resulted in net proceeds of $239,193. A second tranche of 200,000 units at the same price per unit for net proceeds of $10,000 was completed on April 7, 2015. Each unit consist of one share of our common stock and one full share Class O warrant.  Each full Class O warrant is exercisable to purchase one additional common share of the Company at $0.06, for a period of five years following the date of issue.

Preferred Shares:

Series A Convertible Preferred Stock:

The Company has 175,000 shares of Series A Convertible Preferred Stock outstanding at March 31, 2015. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at March 31, 2015, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

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

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at March 31, 2015. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at March 31, 2015 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Warrants:

The following is a summary of warrants for March 31, 2015:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2014	5,125,936
Outstanding and exercisable at March 31, 2015	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2014	13,906,413
Outstanding and exercisable at March 31, 2015	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2014	8,780,478
Outstanding and exercisable at March 31, 2015	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2014	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2014	307,500
Warrants expired March 29, 2015	(307,500)
Outstanding and exercisable at March 31, 2015	-
Class L Warrants: (Issued for Private Placement of Preferred Stock
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2014	2,857,142
Outstanding and exercisable at March 31, 2015	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2014	1,735,000
Outstanding and exercisable at March 31, 2015	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2014	13,863,042
Outstanding and exercisable at March 31, 2015	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2014	2,701,386
Outstanding and exercisable at March 31, 2015	2,701,386
Class O Warrants:
Warrants issued March 31, 2015	4,800,000.06		March 31, 2020
Outstanding and exercisable at March 31, 2015	4,800,000
Weighted average exercise of warrants outstanding and weighted average exercise price at March 31, 2015	48,969,397	0.19

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of March 31, 2015, there were a total of 1,775,672 shares available for grant in the Plan, 4,275,000 shares issued or exercised, and 3,500,000 options outstanding.

For the periods ended March 31, 2015 and December 31, 2014, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

	2015	2014
Risk-free interest rate	--	2.17%
Expected dividend yield	--	--
Expected term (in years)	--	10
Expected volatility	--	143%

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the period ended March 31, 2015 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,350,000	$ 0.28	4.41	$0
Granted	-	-
Forfeited	-	-
Options outstanding and exercisable at March 31, 2015	3,350,000	$ 0.24	4.83	$0
Options available for future grants	1,925,672

For the period ended March 31, 2015, the Company recognized total share-based compensation for employees and consulting directors of $nil.

9.

REMEDIATION

In prior years, the Company accrued $50,000 for remediation of a historic mill site. In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015. In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation. The cost of this remediation is in addition to the long term asset retirement obligation calculated in previous years and is classified as a current liability.  The accrual of $928,000 respectively at March 31, 2015 and December 31, 2014 is for anticipated costs to remediate a road and associated disturbance and contamination caused by activities of a previous operator next to an inactive mill site, neither of which was included in the Asset Retirement Obligation computation.

10.

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

Through 2014, approximately $18 million has been invested by GNP to develop the mine with an additional $5 million budgeted for 2015. The total mine preparation expenditures to complete the mine are comparable to total costs, adjusted for inflation, as estimated in our 2009 preliminary assessment study for a similar mine plane. Plant and mine construction for the first stage of extraction are scheduled for completion in June 2015. All costs up to commercial extraction (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold extraction (as defined in the joint venture agreement).

Goldrich has completed approximately 15,000 feet of drilling to date on the upper half of the Little Squaw Creek placer project and outlined 10.5 million cubic yards of mineralized material, at an average head grade of 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces. The mineralized material at Chandalar is not a mineral reserve as defined in SEC Industry Guide 7. Based on a targeted extraction rate of 20,000 ounces of gold per year and the mineralized material drilled out to date, the Little Squaw Creek mine would have a mine life of approximately 12 years. Little Squaw Creek is one of seven potential placer targets on the Chandalar property and is open to expansion. Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. All plants will employ a recirculating water system to minimize water usage and protect the environment.

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

Major accomplishments during 2014 included completion of the plant relocation to a lower and broader part of the valley, construction of new water ponds, and build out of the new expanded plant. GNP successfully mobilized and installed a new grizzly feeder on site as well as support frames for additional gravel screens and gold recovery tables, which will be mounted next spring. Full capacity of the feeder is expected to be approximately 600 bank cubic yards per hour and will be realized as additional gravel screens and gold recovery tables are added in stages through 2016. Because of the substantial increase in plant capacity, GNP will transport seven additional forty-ton rock trucks over the winter trail to the mine site, bringing the fleet total to thirteen trucks in all. The winter trail for 2015 began in February and was completed in April.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2015 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of March 31, 2015. In addition to these general operating expenses, we will incur approximately $878,000 of reclamation costs to reclaim a dump road and tailings during 2015. We will need to raise approximately $1.5 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, reclamation costs and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

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

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2015, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At March 31, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

Results of Operations

On March 31, 2015 we had total liabilities of $2,514,326 and total assets of $1,245,957. This compares to total liabilities of $2,427,835 and total assets of $1,186,851 on December 31, 2014. As of March 31, 2015, our liabilities consist of $1,228,255 for remediation and asset retirement obligations, $576,696 of notes payable in gold, $262,837 of notes payable, $339,409 of trade payables and accrued liabilities, $85,046 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,901,234 is due within 12 months. The increase in liabilities compared to December 31, 2014 is largely due to an increase in trade and related party payables. The increase in total assets was due to increase in funds received from financing during the quarter ended March 31, 2015, which was largely used as a prepaid deposit toward the remediation activities to be performed during the summer of 2015..

On March 31, 2015 we had negative working capital of $1,386,231 and a stockholders’ deficit of $1,268,369 compared to negative working capital of $1,391,311 and stockholders’ deficit of $1,240,984 for the year ended December 31, 2014. Working capital held steady because capital raised during the period approximated our operating costs and debt payments for the period end March 31, 2015. Stockholders’ equity decreased marginally due to an operating loss that exceeded revenues generated by the sale of common stock for the period ended March 31, 2015.

During the three months ended March 31, 2015, we used cash from operating activities of $353,264 compared to $388,295 for 2014. Net losses held generally steady year over year due to decreases in depreciation of equipment sold in prior years, reduced mine preparation and oversight costs, and reduced legal fees as a result of decreased activity in legal action and deferred efforts to qualify for listing on a Canadian exchange. Net operating losses of $266,578 and $354,254 for the three months ended March 31, 2015 and 2014, respectively, included significant non-cash expenses, including depreciation of $23,823 and $51,779 for the respective quarters.

During the three months ended March 31, 2015, and 2014 respectively, we used no cash in investing activities.

During the three months ended March 31, 2015, cash of $239,193 was provided by financing activities, compared to cash of $430,489 provided during the same period of 2014. For the three months ended March 31, 2015, cash of $239,193 was provided through the sale of stock and warrants, net of offering costs.

Private Placement Offerings

Unit Private Placement

On March 31, 2015, we completed the first tranche of the private placement consisting of 4,800,000 units issued at a price of $0.05 per unit and resulted in net proceeds of $239,193.  A second tranche of 200,000 units at the same price per unit for net proceeds of $10,000 was completed on April 7, 2015. Each unit consist of one share of our common stock and one full share Class O warrant.  Each full Class O warrant is exercisable to purchase one additional common share of the Company at $0.06, for a period of five years following the date of issue.

Notes Payable

During the year ended December 31, 2014, we received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. We issued 1,735,000 Class M warrants, paid finder fees totaling $9,000, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs.

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

At March 31, 2015, we had outstanding total notes payable of $300,000 less remaining unamortized discounts of $37,163 for a net liability of $262,837. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At March 31, 2015, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

Notes Payable in Gold

On April 3, 2013, we entered into notes payable in gold totaling approximately $600,000, with gold ounces calculated at a 25% discount to market price on the date of sale. A total of approximately 500 ounces of gold was contracted for delivery to note holders in November 2014. A finder's fee of 7% of the proceeds was paid to independent parties. For each dollar loaned under these notes payable in gold, the holder also received one half of a common stock purchase warrant. Each whole warrant is exercisable to purchase one share of our common stock at an exercise price of $0.40 for a period of two years following the date of issue. In the event that our shares of common stock trade in the United States at a closing price of greater than $1.00 per share for a period of 10 consecutive trading days at any time following the issuance of the warrants, we have the right to force exercise of the warrants. Proceeds from the forward gold sales will be used primarily for general corporate purposes.

On October 22, 2014, we delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. We paid $1,244.74 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015, with the following terms:

Ten percent (10%) (rounded up to the nearest ounce of gold) of the required quantity of gold due on the delivery date of November 30, 2014 was delivered as required pursuant to the contract.  In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. We agreed to pay interest on the value of the delayed delivery required quantity at an annual percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.  Interest is non-compounding, provided however, that any interest not paid in full by any required interest payment date, is added to the principal amount of the value of the delayed delivery required quantity and is subject to interest until such late interest payment is made in full.  If the delivery date index price on November 30, 2015 is less than the original purchase price, an additional adjusted required amount, equal to the delayed delivery required quantity multiplied by a ratio, consisting of the original purchase price as the numerator and the greater of $1,100 or the delivery date index price on November 30, 2015 as the denominator, less the delayed delivery required quantity, shall be delivered by December 31, 2015.

At December 31, 2014 and March 31, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended March 31, 2015.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2015, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 20, 2015

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2015

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer