Form 10-Q
period 2015-06-30
GOLDRICH MINING CO
filed 2015-08-17
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 17, 2015:     131,082,809

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

21

Item 3. Quantitative and Qualitative Disclosures about Market Risk

29

Item 4. Controls and Procedures

29

PART II – OTHER INFORMATION

30

Item 1.  Legal Proceedings

30

Item 1A.  Risk Factors

30

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

30

Item 3.  Defaults upon Senior Securities

30

Item 4.  Mine Safety Disclosure

30

Item 5.  Other Information

30

Item 6.  Exhibits

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 1,023,708	$ 206,025
Gold Inventory	2,433	71,021
Prepaid expenses	93,558	70,136
Deferred financing costs	20,588	28,161
Other current assets	56,731	56,731
Total current assets	1,197,018	432,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	72,297	117,311
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	654,463	699,477

Investment in joint venture	55,300	55,300
Total assets	$ 1,906,781	$ 1,186,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 379,047	$ 272,947
Related party payable	123,678	73,659
Accrued remediation	464,109	878,000
Notes payable in gold	576,696	576,696
Dividends payable on preferred stock	22,083	22,083
Total current liabilities	1,565,613	1,823,385

Long-term liabilities:
Note payable, net of discount	268,358	257,168
Remediation and asset retirement obligation	353,228	347,282
Total long-term liabilities	621,586	604,450
Total liabilities	2,187,199	2,427,835

Commitments & contingencies (Note 9 and 10) Stockholders' deficit:
Preferred stock; no par value, 8,999,800 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preferences	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Common stock; $.10 par value, 250,000,000 shares authorized; 131,082,809 and 126,082,809 issued and outstanding, respectively	13,108,281	12,608,281
Additional paid-in capital	13,217,982	13,380,145
Accumulated deficit	(26,839,439)	(27,462,168)
Total stockholders’ deficit	(280,418)	(1,240,984)
Total liabilities and stockholders' deficit	$ 1,906,781	$ 1,186,851

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating (income) expenses:
Mine preparation costs	$ -	$ 24,581	$ -	$ 44,754
Exploration	186	20,199	15,678	31,081
Depreciation	21,191	47,413	45,014	99,193
Management fees and salaries	52,031	56,688	117,219	125,656
Professional services	12,408	20,480	43,987	64,922
General and administrative	64,948	61,886	121,133	129,004
Office supplies and other	1,469	3,721	3,646	7,081
Directors' fees	5,100	10,100	19,600	25,400
Mineral property maintenance	19,037	16,988	36,375	33,975
Change in remediation estimate	(111,000)	-	(111,000)	-
Gain on sale of joint venture cash distribution interest	(986,192)	-	(986,192)	-
Loss on sale of gold purchased to satisfy notes payable in gold	0	1,465	8,476	1,465
Total operating (income) expense	(920,822)	263,521	(686,064)	562,531

Other (income) expense:
Interest income	(32)	(15)	(34)	(27)
Interest expense and finance costs	31,547	61,840	63,369	117,095
Total other expense	31,515	61,825	63,335	117,068

Net income (loss)	889,307	(325,346)	622,729	(679,599)

Preferred dividends	(25)	2,212	4,399	54,399
Net income/(loss) available to common stockholders	$ 889,332	$ (327,558)	$ 618,330	$ (733,998)
Net income (loss) per common share – basic	$ 0.01	$ (Nil)	$ Nil	$ (0.01)
Net income (loss) per common share – diluted	$ 0.01	$ (Nil)	$ Nil	$ (0.01)
Weighted average common shares outstanding - basic	130,983,355	102,808,122	129,013,798	102,199,596
Weighted average common shares outstanding - diluted	135,018,016	102,808,122	133,003,736	102,808,122

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$ 622,729	$ (679,599)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,014	99,193
Gain on sale of joint venture cash distribution interest	(986,192)	-
Loss on sale of gold purchased	8,476	1,465
Amortization of discount on note payable and notes payable in gold	11,190	70,747
Amortization of deferred financing costs	7,573	21,873
Accretion of asset retirement obligation	5,946	5,716

Change in:
Gold inventory	60,112	-
Prepaid expenses	(23,422)	(28,635)
Accounts payable and accrued liabilities	106,100	(170,718)
Related party deferred compensation	37,500	(75,000)
Related party payable	12,519	(26.739)
Accrued remediation costs	(413,891)	-
Net cash provided (used) - operating activities	(506,346)	(781,697)
Cash flows from investing activities:
Net proceeds from sale of joint venture cash distribution interest	1,074,836	-
Net cash provided - investing activities	1,074,836	-
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of offering costs	249,193	1,135,964
Proceeds from issuance of preferred stock and warrants	-	200,000
Proceeds on note payable and warrants	-	285,000
Financing costs of note payable	-	(54,511)
Net cash provided - financing activities	249,193	1,566,453

Net increase in cash and cash equivalents	817,683	784,756

Cash and cash equivalents, beginning of period	206,025	16,993
Cash and cash equivalents, end of period	$ 1,023,708	$ 801,749

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of warrants issued in sale of joint venture cash distribution	$ 88,644	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

Earnings (Loss) Per Common Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2015, there were 131,082,809 shares of our common stock issued and outstanding.

The following table reconciles weighted average shares outstanding used in computations of basic and diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$ 889,307	$ (325,346)	$ 622,729	$ (679,599)
Preferred dividends	(25)	2,212	4,399	54,399
Net income (loss) available to common stockholders	$ 889,332	$ (327,558)	$ 618,330	$ (733,998)

Denominator:
Basic weighted average common shares	130,983,355	102,808,122	129,013,798	102,199,596
Dilutive preferred stock, stock options and warrants	4,034,661	-	3,989,938	-
Diluted weighted average common shares	135,018,016	102,808,122	133,003,736	102,808,122
Basic earnings (loss) per common share:
Net income (loss) per common share – basic	$ 0.01	$ (Nil)	$ Nil	$ (0.01)
Diluted earnings (loss) per common share:
Net income (loss) per common share – diluted	$ 0.01	$ (Nil)	$ Nil	$ (0.01)

For the three- and six-month periods ended June 30, 2014, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ deficit.

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

Management estimates that for the year ending December 31, 2015, the Company’s combined effective income tax rate will be approximately 43%.

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

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Balance June 30, 2015	Balance December 31, 2014	Input Hierarchy level
Cash and cash equivalents	$ 1,023,708	$ 206,025	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, notes payable in gold, and notes payable approximate fair value at June 30, 2015 and 2014.

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

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 at June 30, 2015 and December 31, 2014.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED:

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

On June 23, 2015, the Company raised gross proceeds of $1.2 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”) to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP.

As part of the purchase, CGL received 2,250,000 Series P Warrants and an option to acquire an additional 10% Distribution Interest in the cash flows Goldrich receives from its interest in GNP. Each Series P Warrant is exercisable to purchase one share of common stock of the Company at $0.07, for a period of five (5) years.

The Distribution Interest option must be exercised before July 1, 2016 to purchase an additional 10% of Goldrich’s future cash flow from GNP in consideration of a one-time cash payment of $1.3 million. Subsequent to the exercise of the option and payment of all commissions, Goldrich would effectively receive, subject to the terms of the GNP operating agreement, approximately 38.5% and CGL would receive 11% (22% of Goldrich’s 50% of GNP = 11%) of any cash distributions produced by GNP.

The lead agent for the sale received a commission equal to 5% of gross proceeds raised, was granted a perpetual undivided 0.5% interest in distributions paid out by GNP to Goldrich, and was issued 1.2 million Series P-2 Warrants. Each Series P-2 Warrant is exercisable into one share of common stock of the Company for a period of five (5) years at a price of $0.05 per share. Should CGL exercise its option, the same fee structure would apply as above, including an additional 0.5% interest in distributions paid out by GNP to Goldrich.

The fair values of the Series P and Series P-2 warrants were estimated on the issue date at $110,250 and $60,000, respectively, using the following weighted average assumptions:

Risk-free interest rate	1.71%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	141.7%

After applying the costs of sale of $125,164 and recognizing the fair value of the Series P Warrants of $88,644, the Company recognized a gain of $986,192 on the sale of the joint venture cash distribution interest. A relative portion of the costs of sale, or $21,606, were allocated to Additional paid-in capital in proportion of the fair value of the warrants to the total sale price.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS

An amount of $4,969 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2014.  An amount of $7,438 has been accrued for fees at June 30, 2015. These amounts are included in related party payable.

A total of $46,775 had been accrued for consultants and directors’ fees at December 31, 2014. For the six months ended June 30, 2015, the Company paid $1,000 of directors’ fees and accrued an additional $32,965 for services performed during the period, which is included in accounts payable. During the year ended December 31, 2014, a total of 1,650,000 common shares and 450,000 options to purchase common shares were issued to directors having a total fair value of $96,300, which brought the total consultants and directors’ fees recognized for the year ended December 31, 2014 to $143,075.

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $41,610 had been paid and expensed during the year ended December 31, 2014. During the six months ended June 30, 2015, interest of $22,500 has expensed, of which $11,250 was paid subsequent to the end of the period.

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

During the year ended December 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. In total, the Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000 to a third party, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs, of which $20,588 remains unamortized at June 30, 2015.

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

At June 30, 2015, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $31,642 for a net liability of $268,358. The lender elected to defer the remaining tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At June 30, 2015, the lender retains the right to lend the contracted amounts of the remaining tranches of the note.

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

At December 31, 2014 and June 30, 2015, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

As required by ASC 470, the payments required under the original note were compared to the payments required from the notes as amended to determine whether a debt modification or debt extinguishment had occurred. A difference greater than 10% requires the modification to be accounted for as a debt extinguishment.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

6.

NOTES PAYABLE IN GOLD, CONTINUED:

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

The Company calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeded 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014.

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

Preferred Shares:

Series A Convertible Preferred Stock:

The Company has 175,000 shares of Series A Convertible Preferred Stock outstanding at June 30, 2015. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at June 30, 2015, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at June 30, 2015. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at June 30, 2015 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

•

Dividend Rate: The holders of Series B Preferred Stock shall not be entitled to receive dividends.

Warrants:    The following is a summary of warrants for June 30, 2015:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2014	5,125,936
Outstanding and exercisable at June 30, 2015	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2014	13,906,413
Outstanding and exercisable at June 30, 2015	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2014	8,780,478
Outstanding and exercisable at June 30, 2015	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2014	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2014	307,500
Warrants expired March 29, 2015	(307,500)
Outstanding and exercisable at June 30, 2015	-
Class L Warrants: (Issued for Private Placement of Preferred Stock
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2014	2,857,142
Outstanding and exercisable at June 30, 2015	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2014	1,735,000
Outstanding and exercisable at June 30, 2015	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2014	13,863,042
Outstanding and exercisable at June 30, 2015	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2014	2,701,386
Outstanding and exercisable at June 30, 2015	2,701,386
Class O Warrants:
Warrants issued March 31, 2015	4,800,000.06		March 31, 2020
Outstanding and exercisable at June 30, 2015	4,800,000
Class P Warrants: (Issued for Sale of Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at June 30, 2015	2.250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at June 30, 2015	1,200,000	*
Weighted average exercise of warrants outstanding and weighted average exercise price at June 30, 2015	57,219,397	0.172
* dilutive for the three- and six-month periods ending June 30, 2015

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of June 30, 2015, there were a total of 1,925,672 shares available for grant in the Plan, 4,275,000 shares issued or exercised, and 3,350,000 options outstanding.

For the periods ended June 30, 2015 and December 31, 2014, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the period ended June 30, 2015 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	3,315,000	$ 0.28	4.41	$0
Granted	450,000	0.05		$0
Forfeited	(265,000)	0.23
Options outstanding and exercisable at December 31, 2014	3,500,000	$ 0.26	4.71	$0
Granted	-	-
Forfeited	(150,000)	0.68
Options outstanding and exercisable at June 30, 2015	3,350,000	$ 0.24	4.83	$0
Options available for future grants	1,925,672

For the period ended June 30, 2015, the Company recognized total share-based compensation for employees and directors of $nil.

9.

REMEDIATION

In prior years, the Company accrued $50,000 for remediation of a historic mill site. In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015 per an order issued by the Army Corps of Engineers. In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation prior to October 2015. The cost of this remediation is in addition to the asset retirement obligation calculated in previous years and is classified as a current liability. Remediation activities were nearly complete at the end of July 2015, and the Company has reduced the accrued liability by $111,000 for actual cost experience that came in lower than estimated costs yet to be recognized subsequent to the end of the quarter. The accrual of $464,109 and $928,000 respectively at June 30, 2015 and December 31, 2014 is for anticipated costs to remediate a road and associated disturbance and contamination caused by activities of a previous operator next to an inactive mill site.

During the six month period ended June 30, 2105, the Company made payments to the independent third party of $300,000 and incurred internal expenses of $2,891. These amounts were charged to the remediation accrual to apply remediation costs incurred during the period. The Company believes the accrual remaining at June 30, 2015 of $464,109 for the final remediation of the mine road is sufficient to cover anticipated remaining costs.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, since 2012, weak financial markets prevented us from obtaining funds for any significant exploration except we were successful in raising funds for a limited exploration program in 2014.

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

Through 2015, approximately $27 million has been invested to develop the mine. Plant and mine construction for the first stage of extraction are scheduled for completion in the summer of 2015. All costs up to commercial extraction (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold extraction (as defined in the joint venture agreement).

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

Major accomplishments during 2014 included completion of the plant relocation to a lower and broader part of the valley, construction of new water ponds, and build out of the new expanded plant. GNP successfully mobilized and installed a new grizzly feeder on site as well as support frames for additional gravel screens and gold recovery tables. Full capacity of the feeder is expected to be approximately 600 bank cubic yards per hour and will be realized as additional gravel screens and gold recovery tables are added in stages through 2016.

Joint Venture 2015 Mining Season, Estimates and Operations, Sale of Distribution Interest:

In 2015, GNP began the winter trail in February and complete it in April. Included in the new equipment delivered over the winter trail, GNP transported seven additional forty-ton rock trucks to the mine site, increasing the fleet total to thirteen in all. From March 2015 through June 2015, GNP recommenced removing overburden and removed approximately 780,000 yards. This is in addition to the opening of an initial pit and the 1,800 foot haul road which were completed in prior years. Mining of pay gravel is anticipated to start in July and initial gold processing is planned for August 2015. Final construction of ponds and the complete wash plant has taken longer than projected. Subject to weather, the plant is expected to run through mid-September.

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

Sale of Distribution Interest in GNP:

On June 23, 2015, we raised gross proceeds of $1.2 million through the sale of 12% of the cash flows we receive in the future from our interest in GNP (“Distribution Interest”) to Chandalar Gold, LLC (“CGL”), a non-related entity. We retained our ownership of our 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, we will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP.

As part of the purchase, CGL received 2,250,000 Series P Warrants. Each Series P Warrant is exercisable to purchase one share of our common stock at $0.07, for a period of five (5) years.

CGL also received an option to acquire an additional 10% Distribution Interest in the cash flows we receive from our interest in GNP. The Distribution Interest option must be exercised before July 1, 2016 to purchase an additional 10% of our future cash flow from GNP in consideration of a one-time cash payment of $1.3 million. Subsequent to the exercise of the option and payment of all commissions, we would effectively receive, subject to the terms of the GNP operating agreement, approximately 38.5% and CGL would receive 11% (22% of Goldrich’s 50% of GNP = 11%) of any cash distributions produced by GNP.

The lead agent for the sale received a commission equal to 5% of gross proceeds raised, was granted a perpetual undivided 0.5% interest in distributions paid out by GNP to us, and was issued 1.2 million Series P-2 Warrants. Each Series P-2 Warrant is exercisable into one share of our common stock for a period of five (5) years at a price of $0.05 per share. Should CGL exercise its option, the same fee structure would apply as above, including an additional 0.5% interest in distributions paid out by GNP to Goldrich.

After applying the costs of sale of $125,164, recognizing the fair value of the Series P and P-2 Warrants of a combined $170,250 and the value of gain on the sale of the Distribution Interest option of $12,000, we recognized a gain of $892,586 on the sale of the Distribution Interest. A relative portion of the costs of sale, or $17,758, were allocated to Additional paid-in capital in proportion of the fair value of the warrants to the total sale price, resulting in a net gain recognized of $922,344 on the sale of the joint venture cash distribution interest.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2015 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of June 30, 2015. In addition to these general operating expenses, we will incur approximately $464,000 of reclamation costs to complete the reclaim of a dump road and tailings during the third quarter of 2015. We will need to raise approximately $1.3 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2016 and each year thereafter, subject to a 3-year average minimum production requirement as explained in the operating agreement, the joint venture shall be dissolved unless agreed in writing by the members.

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

During the quarter ended March 31, 2015, the Company completed the first tranche of an equity financing for proceeds of $239,193. A second tranche of the equity financing for net proceeds of $10,000 was completed on April 7, 2015.

During the quarter ended June 30, 2015, we sold a 12% interest in future cash flows distributed from GNP, as described above in Joint Venture 2015 Mining Season, Estimates and Operations, Sale of Distribution Interest. As a result, we received gross proceeds of $1.2 million and net proceeds of $1,074,836 after deducting costs of sale and recognized net gain on the sale of $986,192.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2015, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At June 30, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

On October 10, 2013, we reported GNP had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. Sale of the gold provided $918,000 in revenue to GNP. No extraction occurred in 2014 as construction of the mine was completed with extraction planned to resume in August 2015. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On June 30, 2015 we had total liabilities of $2,187,199 and total assets of $1,906,781. This compares to total liabilities of $2,427,835 and total assets of $1,186,851 on December 31, 2014. As of June 30, 2015, our liabilities consist of $817,337 for remediation and asset retirement obligations, $576,696 of notes payable in gold, $268,358 of notes payable, $379,047 of trade payables and accrued liabilities, $123,678 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,565,613 is due within 12 months. The increase in liabilities compared to December 31, 2014 is largely due to an increase in trade and related party payables, offset by reductions to reclamation payable as work has progressed on that activity during the quarter ended June 30, 2015. The increase in total assets was due to increase in funds received from financing during the quarter ended March 31, 2015, which was largely used to fund remediation activities being performed during the summer of 2015, and the sale of a cash distribution interest from future joint venture cash flows in the quarter ended June 30, 2015.

On June 30, 2015 we had negative working capital of $368,595 and a stockholders’ deficit of $280,418 compared to negative working capital of $1,391,311 and stockholders’ deficit of $1,240,984 for the year ended

December 31, 2014. Working capital position improved dramatically due to 1) capital raised during the period approximated our operating costs and debt payments, reduction of accrued remediation due to actual remediation costs being lower than estimates, and 3) the sale of the cash distribution interest during the period end June 30, 2015. The stockholders’ deficit position improved due to the gain recognized on the sale of the distribution interest, offset somewhat by an operating loss that exceeded revenues generated by the sale of common stock for the period ended June 30, 2015.

During the six months ended June 30, 2015, we used cash from operating activities of $566,346 compared to cash used of $781,697 for 2014. Operating losses decreased year over year due to decreases in depreciation of equipment sold in prior years, reduced mine preparation and oversight costs, reduced remediation expense, and reduced legal fees as a result of decreased activity in legal action and deferred efforts to qualify for listing on a Canadian exchange. Net operating income of $622,729 for the six months ended June 30, 2015 and net operating losses of $679,599 for the six months ended June 30, 2014 included significant non-cash expenses, including a gain from the sale of the 12% joint venture cash distribution interest in the most recent six-month period, depreciation of $45,014 and $99,193 and amortization of discounts on debt of $11,190 and $70,747 for the respective periods.

During the six months ended June 30, 2015, cash of $1,074,836, net of offering costs, was provided from the sale of the 12% joint venture cash distribution interest. There were no cash activities from investing in the period ended June 30, 2014.

During the six months ended June 30, 2015, cash of $249,193 was provided by financing activities, compared to cash of $1,566,453 provided during the same period of 2014. For the six months ended June 30, 2015, cash of $249,193 was provided through the sale of stock and warrants, net of offering costs.

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

At June 30, 2015, we had outstanding total notes payable of $300,000 less remaining unamortized discounts of $31,642 for a net liability of $268,358. The lender elected to defer the remaining tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At June 30, 2015, the lender retains the right to lend the contracted amounts of the remaining tranches of the note.

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

At December 31, 2014 and June 30, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended June 30, 2015.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2015, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 17, 2015

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2015

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer