Form 10-Q
period 2015-09-30
GOLDRICH MINING CO
filed 2015-11-13
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 12, 2015:     131,082,809

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

29

Item 1A.  Risk Factors

29

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

29

Item 3.  Defaults upon Senior Securities

29

Item 4.  Mine Safety Disclosure

29

Item 5.  Other Information

29

Item 6.  Exhibits

29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 403,296	$ 206,025
Gold Inventory	2,433	71,021
Prepaid expenses	126,195	70,136
Deferred financing costs	16,997	28,161
Other current assets	49,176	56,731
Total current assets	598,097	432,074

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	62,567	117,311
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	644,733	699,477

Investment in joint venture	48,387	55,300
Total assets	$ 1,291,217	$ 1,186,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 551,745	$ 272,947
Related party payable	102,852	73,659
Accrued remediation	-	878,000
Notes payable in gold	576,696	576,696
Dividends payable on preferred stock	22,083	22,083
Total current liabilities	1,253,376	1,823,385

Long-term liabilities:
Note payable, net of discount	273,736	257,168
Remediation and asset retirement obligation	356,200	347,282
Total long-term liabilities	629,936	604,450
Total liabilities	1,883,312	2,427,835

Commitments & contingencies (Note 9 and 10)
Stockholders' deficit:
Preferred stock; no par value, 8,999,700 shares authorized:
no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 175,000 shares issued and outstanding, $350,000 liquidation preference	175,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Common stock; $.10 par value, 250,000,000 shares authorized; 131,082,809 and 126,082,809 issued and outstanding, respectively	13,108,281	12,608,281
Additional paid-in capital	13,210,620	13,380,145
Accumulated deficit	(27,143,754)	(27,462,168)
Total stockholders’ deficit	(592,095)	(1,240,984)
Total liabilities and stockholders' deficit	$ 1,291,217	$ 1,186,851

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating (income) expenses:
Mine preparation costs	-	-	-	44,754
Exploration	103,041	216,215	118,719	247,296
Depreciation	9,698	32,868	54,712	132,060
Management fees and salaries	58,031	56,469	175,250	182,125
Professional services	6,913	5,363	50,900	70,285
General and administrative	72,202	63,322	195,192	199,408
Directors' fees	5,400	6,900	25,000	32,300
Mineral property maintenance	18,522	17,565	54,897	51,540
Change in remediation estimate	(8,025)	-	(117,236)	-
(Gain) loss on sale of joint venture cash distribution interest	6,913	-	(979,279)	-
Loss on sale of gold purchased to satisfy notes payable in gold	-	-	8,476	1,465
Total operating (income) expense	272,695	398,702	(413,369)	961,233

Other (income) expense:
Interest income	(115)	(63)	(149)	(90)
Interest expense and finance costs	31,735	60,955	95,104	178,050
Total other expense	31,620	60,892	94,955	177,960

Net income (loss)	(304,315)	(459,594)	318,414	(1,139,193)

Preferred dividends	(2,236)	(2,237)	(6,635)	(56,636)
Net income/(loss) available to common stockholders	$ (306,551)	$ (461,831)	$ 311,779	$ (1,195,829)
Net income (loss) per common share – basic	$ (Nil)	$ (Nil)	$ Nil	$ (0.01)
Net income (loss) per common share – diluted	$ (Nil)	$ (Nil)	$ Nil	$ (0.01)
Weighted average common shares outstanding – basic	131,082,809	120,189,061	129,511,006	99,895,838
Weighted average common shares outstanding – diluted	131,082,809	120,189,061	133,418,148	99,895,838

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$ 318,414	$ (1,139,193)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	54,744	132,059
Gain on sale of joint venture cash distribution interest	(979,279)	-
Change in remediation estimate	(117,236)	-
Loss on sale of gold purchased	8,476	-
Loss on disposal of equipment and mining property	-	1,465
Amortization of discount on note payable and notes payable in gold	16,568	109,822
Amortization of deferred financing costs	11,164	32,141
Accretion of asset retirement obligation	8,918	8,574

Change in:
Gold inventory	60,112	-
Prepaid expenses	(56,060)	(56,820)
Other current assets	7,556	(6,277)
Accounts payable and accrued liabilities	278,798	(43,929)
Related party deferred compensation	-	(115,000)
Related party payable	29,193	(48,572)
Accrued remediation costs	(760,764)	-
Net cash (used) - operating activities	(1,119,396)	(1,125,730)
Cash flows from investing activities:
Proceeds from sale of joint venture cash distribution interest	1,074,836	-
Net cash provided - investing activities	1,074,836	-
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of offering costs	241,831	1,374,710
Proceeds from issuance of preferred stock and warrants	-	200,000
Proceeds on note payable and warrants	-	285,000
Financing costs of note payable	-	(54,511)
Net cash provided - financing activities	241,831	1,805,199

Net increase in cash and cash equivalents	197,271	679,469

Cash and cash equivalents, beginning of period	206,025	16,993
Cash and cash equivalents, end of period	$ 403,296	$ 696,462

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of warrants issued in sale of joint venture cash distribution	$ 88,644	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC. This subsidiary is included in the accompanying financial statements by consolidation, with all intercompany balances and investment account eliminated.

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

Earnings (Loss) Per Common Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2015, there were 131,082,809 shares of our common stock issued and outstanding.

The following table reconciles weighted average shares outstanding used in computations of basic and diluted earnings (loss) per share for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$ (304,315)	$ (459,594)	$ 318,414	$ (1,139,193)
Preferred dividends	(2,236)	(2,237)	(6,635)	(56,636)
Net income (loss) available to common stockholders	$ (306,551)	$ (461,831)	$ 311,779	$ (1,195,829)

Denominator:
Basic weighted average common shares	131,082,809	120,189,061	129,511,006	99,895,838
Dilutive preferred stock	-	-	3,907,142	-
Diluted weighted average common shares	131,082,809	120,189,061	133,418,148	99,895,838
Basic earnings (loss) per common share:
Net income (loss) per common share – basic	$ (Nil)	$ (Nil)	$ Nil	$ (0.01)
Diluted earnings (loss) per common share:
Net income (loss) per common share – diluted	$ (Nil)	$ (Nil)	$ Nil	$ (0.01)

For the three month period ended September 30, 2015, and the three and nine-month periods ended September 30, 2014, the effect of the Company’s outstanding options and warrants would have been anti-dilutive.

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

Recent Accounting Pronouncements

In April, 2015, the FASB issued ASU No. 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The provisions of ASU No. 2015-03 require companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. The guidance in the ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is allowed. The Company is currently assessing the impact of ASU No. 2015-03 on the Company’s consolidated financial statements once adopted.

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

Management estimates that for the year ending December 31, 2015, the Company’s combined effective income tax rate will be approximately 0%.

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

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Balance September 30, 2015	Balance December 31, 2014	Input Hierarchy level
Cash and cash equivalents	$ 403,296	$ 206,025	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, notes payable in gold, and notes payable approximate fair value at September 30, 2015 and 2014.

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

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $55,300 at September 30, 2015 and December 31, 2014.

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

5.

Member distributions of any remaining gold production on a 50:50 basis to each of the JV partners after the loan LOC2 is paid in full from Goldrich’s distribution.

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

The gross fair values of the Series P and Series P-2 warrants were estimated on the issue date at $110,250 and $60,000, respectively, using the following weighted average assumptions:

Risk-free interest rate	1.71%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	141.7%

After applying the out of pocket costs of sale of $125,164 and recognizing the fair value of the Series P Warrants of $88,644, the Company recognized a gain of $979,279 on the sale of the joint venture cash distribution interest after applying a proportionate adjustment of 6,913 (12.5%) of the investment amount. A relative portion of the costs of sale, or $21,606, were allocated to Additional paid-in capital in proportion of the fair value of the warrants to the total sale price.

4.

RELATED PARTY TRANSACTIONS

A total of $68,690 had been accrued for consultants and directors’ fees at December 31, 2014. For the nine months ended September 30, 2015, the Company paid $12,892 of directors’ fees and accrued an additional $25,000 for services performed during the period, which is included in related party payable. During the year ended December 31, 2014, a total of 1,650,000 common shares and 450,000 options to purchase common shares were issued to directors having a total fair value of $96,300, which brought the total consultants and directors’ fees recognized for the year ended December 31, 2014 to $143,075.

Included in related party payables at September 30, 2015 are accruals totaling $22,054 for fees and expenses incurred by corporate officers and directors during the quarter then ended. The accruals for such fees and expenses at December 31, 2014 was $4,969.

5.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $41,610 had been paid and expensed during the year ended December 31, 2014. During the nine months ended September 30, 2015, interest of $33,750 has been expensed and paid.

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

During the year ended December 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. In total, the Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000 to a third party, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs, of which $16,997 remains unamortized at September 30, 2015.

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

At September 30, 2015, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $26,264 for a net liability of $273,736. The lender elected to defer the remaining tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At September 30, 2015, the lender retains the right to lend the contracted amounts of the remaining tranches of the note.

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

At December 31, 2014 and September 30, 2015, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

Preferred Shares:

Series A Convertible Preferred Stock:

The Company has 175,000 shares of Series A Convertible Preferred Stock outstanding at September 30, 2015. Originally issued in October 2008, these shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $350,000 at September 30, 2015, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at September 30, 2015. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at September 30, 2015 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Warrants:    The following is a summary of warrants for September 30, 2015:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2014	5,125,936
Outstanding and exercisable at September 30, 2015	5,125,936
Class I Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2014	13,906,413
Outstanding and exercisable at September 30, 2015	13,906,413
Class J Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2014	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2014	8,780,478
Outstanding and exercisable at September 30, 2015	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Outstanding and exercisable at January 1, 2014	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2014	307,500
Warrants expired March 29, 2015	(307,500)
Outstanding and exercisable at September 30, 2015	-
Class L Warrants: (Issued for Private Placement of Preferred Stock
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2014	2,857,142
Outstanding and exercisable at September 30, 2015	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2014	1,735,000
Outstanding and exercisable at September 30, 2015	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2014	13,863,042
Outstanding and exercisable at September 30, 2015	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2014	2,701,386
Outstanding and exercisable at September 30, 2015	2,701,386
Class O Warrants:
Warrants issued March 31, 2015	5,000,000.06		March 31, 2020
Outstanding and exercisable at September 30, 2015	5,000,000
Class P Warrants: (Issued for Sale of Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at September 30, 2015	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at September 30, 2015	1,200,000	*
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2015	57,419,397	0.172

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of September 30, 2015, there were a total of 1,925,672 shares available for grant in the Plan, 4,275,000 shares issued or exercised, and 3,350,000 options outstanding.

For the periods ended September 30, 2015 and December 31, 2014, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the period ended September 30, 2015 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	3,315,000	$ 0.28	4.41	$0
Granted	450,000	0.05		$0
Forfeited	(265,000)	0.23
Options outstanding and exercisable at December 31, 2014	3,500,000	$ 0.26	4.71	$0
Granted	-	-
Forfeited	(150,000)	0.68
Options outstanding and exercisable at September 30, 2015	3,350,000	$ 0.24	4.83	$0
Options available for future grants	1,925,672

For the period ended September 30, 2015, the Company recognized no share-based compensation for employees and directors.

8.

REMEDIATION

In prior years, the Company accrued $50,000 for remediation of a historic mill site. In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015 per an order issued by the Army Corps of Engineers (“ACOE”). In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation prior to October 2015. The total accrual for these anticipated costs at December 31, 2014 was $928,000. The cost of the mine road remediation is in addition to the asset retirement obligation calculated in previous years and was classified as a current liability. Remediation activities were completed during the quarter ended September 30, 2015, and the Company received a confirmation of completion and satisfaction from ACOE on September 23, 2015. The Company recognized a gain on change in remediation estimate of $117,236, based on actual costs incurred. A remediation accrual of $50,000 at September 30, 2015 is for anticipated costs to remediate contamination caused by activities of a previous operator next to the historic inactive mill site. Additional asset retirement obligation at September 30, 2015 and December 31, 2014 was $306,200 and $297,282, respectively.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

9.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

The Company had a carryover to 2015 of approximately $17.1 million to satisfy its annual labor requirements; of which, $61,100 was used and $2.05 million expired.  The Company has a carryover to 2016 of approximately $20.8 million to satisfy its annual labor requirements. This carryover expires in the years 2016 through 2021 if unneeded to satisfy requirements in those years.

10.

SUBSEQUENT EVENTS

The Company chose to dissolve its 100% owned subsidiary Minera LSG S.A. A loss of $8,173 was recognized for the three and nine-month periods ended September 30, 2015.

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

Through September 30, 2015, approximately $27 million has been invested to develop the mine. Plant and mine construction for the first stage of extraction were completed in the summer of 2015. All costs up to commercial extraction (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold extraction (as defined in the joint venture agreement).

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

Joint Venture 2015 Mining Season, Estimates and Operations, Sale of Distribution Interest:

In 2015, GNP began the winter trail in February and completed it in April. Included in the new equipment delivered over the winter trail, GNP transported seven additional forty-ton rock trucks to the mine site, increasing the fleet total to thirteen in all. From March 2015 through September 2015, GNP recommenced removing overburden and removed approximately 801,000 yards. This is in addition to the opening of an initial pit and the 1,800-foot haul road which were completed in prior years. Initial gold production of approximately 53 ounces of fine gold was on August 9th and average daily production rose to approximately 103 ounces of fine gold per day for the production season.  The 2015 production season was 35 days but the normal production season is approximately 107 days, subject to weather.  A total of approximately 4,400 ounces of alluvial gold, equivalent to approximately 3,600 ounces of fine gold, were produced.

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

After applying the costs of sale of $125,164, recognizing the fair value of the Series P Warrants, we recognized a gain of $979,279 on the sale of the Distribution Interest. A relative portion of the costs of sale, or $21,606, were allocated to Additional paid-in capital in proportion of the fair value of the warrants to the total sale price.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2015 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of September 30, 2015. We will need to raise approximately $1.9 million in the next 12 months to completely fund our property maintenance and general working capital requirements. Additional funding would be required for any exploration programs. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2016 and each year thereafter, subject to a 3-year average minimum production requirement as explained in the operating agreement, the joint venture shall be dissolved unless agreed in writing by the members.

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

During the quarter ended June 30, 2015, we sold a 12% interest in future cash flows distributed from GNP, as described above in Joint Venture 2015 Mining Season, Estimates and Operations, Sale of Distribution Interest. As a result, we received gross proceeds of $1.2 million and net proceeds of $1,074,836 after deducting costs of sale and recognized net gain on the sale of $979,279.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2015, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At September 30, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

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

On October 10, 2013, we reported GNP had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. Sale of the gold provided $918,000 in revenue to GNP. No extraction occurred in 2014 as construction of the mine was completed with extraction planned to resume in August 2015. Extraction during the 2015 season totaled approximately 3,600 ounces of fine gold. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On September 30, 2015 we had total liabilities of $1,883,312 and total assets of $1,291,217. This compares to total liabilities of $2,427,835 and total assets of $1,186,851 on December 31, 2014. As of September 30, 2015, our liabilities consist of  $576,696 of notes payable in gold, $551,745 of trade payables and accrued liabilities, $356,200 for remediation and asset retirement obligations, $273,736 of notes payable, $102,852 due to related parties, and $22,083 for dividends payable. Of these liabilities, $1,253,376 is due within 12 months. The decrease in liabilities compared to December 31, 2014 is largely due to performance of reclamation responsibilities that was completed during the quarter ended September 30, 2015. The increase in total assets was due to increases in funds received from financing during the quarter ended March 31, 2015, which was largely used to fund the completed remediation activities, and the sale of a cash distribution interest from future joint venture cash flows in the quarter ended June 30, 2015.

On September 30, 2015 we had negative working capital of $655,279 and a stockholders’ deficit of $592,095 compared to negative working capital of $1,391,311 and stockholders’ deficit of $1,240,984 for the year ended December 31, 2014. Working capital position improved dramatically due to 1) capital raised during the period approximated our operating costs and debt payments, 2) reduction of accrued remediation due to actual remediation costs being lower than estimates, and 3) the sale of the cash distribution interest during the period end June 30, 2015. The stockholders’ deficit position improved due to the gain recognized on the sale of the distribution interest, offset somewhat by an operating loss that exceeded revenues generated by the sale of common stock for the period ended June 30, 2015.

During the nine months ended September 30, 2015, we used cash from operating activities of $1,119,396 compared to cash used of $1,125,730 for 2014. Operating losses decreased year over year due to decreases in depreciation of equipment sold in prior years, reduced mine preparation and oversight costs, reduced remediation expense, and reduced legal fees as a result of decreased activity in legal action and deferred efforts to qualify for listing on a Canadian exchange. Net operating income of $318,414 for the nine months ended September 30, 2015 and net operating losses of $1,139,193 for the nine months ended September 30, 2014 included significant non-cash expenses, including a gain from the sale of the 12% joint venture cash distribution interest in the most recent nine-month period, depreciation and amortization of $54,744 and $132,060 and amortization of discounts on debt of $16,568 and $109,822 for the respective periods.

During the nine months ended September 30, 2015, cash of $1,074,836, net of offering costs, was provided from the sale of the 12% joint venture cash distribution interest. There were no cash activities from investing in the period ended September 30, 2014.

During the nine months ended September 30, 2015, cash of $241,831 was provided by financing activities, compared to cash of $1,805,199 provided during the same period of 2014. For the nine months ended September 30, 2015, cash of $241,831 was provided through the sale of stock and warrants, net of offering costs.

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

At September 30, 2015, we had outstanding total notes payable of $300,000 less remaining unamortized discounts of $26,264 for a net liability of $273,736. The lender elected to defer the remaining tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At September 30, 2015, the lender retains the right to lend the contracted amounts of the remaining tranches of the note.

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

At December 31, 2014 and September 30, 2015, we had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold deliverable at November 30, 2015.

Subsequent Events

The Company chose to dissolve its 100% owned subsidiary Minera LSG S.A. A loss of $8,173 was recognized for the three and nine-month periods ended September 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

None.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended September 30, 2015. All pending appeals by Del Ackels and related parties, previously determined to be immaterial, were dismissed or ruled in our favor during the quarter.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2015, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 13, 2015

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2015

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer