Form 10-K
period 2015-12-31
GOLDRICH MINING CO
filed 2016-04-14
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 4,736,130 as of June 30, 2015

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2016 was 131,232,809.

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

December 31, 2015

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

28

ITEM 2.  PROPERTIES

29

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

48

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

49

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

73

ITEM 9A.  CONTROLS AND PROCEDURES

73

ITEM 9B.  OTHER INFORMATION

74

PART III

75

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

75

ITEM 11.  EXECUTIVE COMPENSATION

83

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

86

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

87

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

88

PART IV

89

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

89

SIGNATURES

91

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the estimated extraction and financial forecasts and sensitivities for the NyacAU joint venture, anticipated capital expenditures by the NyacAU joint venture, estimates of mineralized material, our anticipated results and developments in the Company’s operations in future periods, planned exploration of its properties, plans related to its business and other matters that may occur in the future, including, but not limited to:

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

Cautionary Note to U.S. Investors: The United States Securities and Exchange Commission (“SEC”) Industry Guide 7 permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on our website and in our news releases and technical reports, such as “measured”, “indicated”, “inferred”, and “resources”, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure in the our latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml or from our website at www.goldrichmining.com. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

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

Incorporated in 1959, Goldrich Mining Company (OTCQB trading symbol “GRMC”) has been a publicly traded company since October 9, 1970. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

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

Concerning our placer operations, in 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement). As of 2015, total mining preparation expenditures by GNP were approximately $23.8 million.   In 2015, the plant was completed and extraction began in early August and continued through September 12th. The plant will normally run from June to mid-September of each year. The plant began shakedown procedures during the first week of August. Initial gold extraction of approximately 53 ounces of fine gold was on August 9th and average daily extraction rose to approximately 103 ounces of fine gold per day for the season. The 2015 extraction season was 35 days but the normal extraction season is approximately 107 days, subject to weather. A total of approximately 4,400 ounces of alluvial gold, equivalent to approximately 3,600 ounces of gold, were extracted. Experience with the equipment and the mineralized deposit should improve the average. Plant modifications and additional equipment are also being considered.

Concerning exploration, during the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for drilling exploration in 2014 and 2015, but conducted an airborne radiometric and magnetic survey over the entire property. As the placer mine begins commercial production (as defined in the joint venture agreement), we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

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

Total recorded gold extraction from the Chandalar property, as contained in our historical records, currently stands at about 91,542 ounces of fine gold, although actual historic extraction was probably much greater than the recorded extraction. Of this total, recorded lode gold extraction from high-grade gold-quartz vein-shear zone deposits is 8,351 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not proven or probable ore reserves as defined in the SEC Industry Guide 7. Approximately 83,191 ounces of the total gold extraction came from placer deposits of which 6,302 ounces were from gold extraction since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer extraction was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

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

During the 1970s and early 1980s the lode and placer properties were leased to various parties for exploration and gold extraction. The quartz lodes were last worked from 1970 to 1983, when about 8,192 ounces of fine gold were recovered from the milling of 11,884 tons which averaged about one ounce of gold per ton. The material was extracted from surface and underground workings on three mineralized quartz veins lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of raw gold (impure or unrefined gold, i.e. not pure or 1000 fine gold) from placer operations, which is equivalent to about 13,287 ounces of fine gold. We estimate that approximately another 1,400 ounces of raw gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past extraction of raw gold on the property has been previously reported as being 848 fineness. Analyses from our recent extraction indicate that the gold produced averaged 844 fineness, or 84.45%, and contained 13.88% silver plus 1.68% impurities such as copper and iron.

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

During early 2006, we acquired sufficient funds to undertake a substantial exploration program on the Chandalar property. During the 2006 summer field season, a geological contractor completed a 1:20,000 scale geologic map of the Chandalar district, and we drilled 39 reverse circulation drill holes for 7,763 feet on nine of some thirty gold prospects within our Chandalar claim block. In the process, several miles of old roads were repaired and three miles of new roads were constructed. We established an exploration base camp (Mello Bench camp) capable of housing 20 people, and accomplished environmental clean ups of two abandoned mining campsites that predate our management takeover in 2003.

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

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012, 2013, 2014 and 2015. Focus was therefore put on our placer deposit, where significant funds for development were available. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

In 2014 we conducted a property-wide airborne radiometric and magnetic survey to generate and further refine exploration targets for bulk-tonnage low-grade mineralization and possible deeper sources of intrusion-related mineralization.

In 2015 we performed reclamation on our claims as required by the Army Corps of Engineers (“ACE”) to remedy and remove a mine road and tailings from an area considered wetlands. That reclamation was completed to the satisfaction of the ACE.

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

We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013, 2014 and 2015. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012, 46 employees during 2013, 10 employees during 2014 and 67 employees during 2015.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014 and 2015 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. At December 31, 2015, we have accrued a liability of $50,000 in our financial statements to remedy this site.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. During 2012, GNP completed certain corrective actions required by the ACE. In 2013, GNP received a new permit to expand the mine site from 10 to approximately 350 acres. The new mining permit provided an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. In addition the permit also allows for construction of a new airstrip. The new plant will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Although GNP received a new permit to expand the mine, Goldrich was still required to remove a mine waste road built in 2010. Remediation activities were completed during the year ended December 31, 2015, and the Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2015, we raised $241,831 net cash from the sale of 5,000,000 common shares, $225,000 net cash from the sale of 250 shares of Series C Preferred Stock, and gross proceeds of $1.2 million through the sale of 12% of the cash flows we receive in the future from our interest in GNP to Chandalar Gold, LLC, a non-related entity. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no extraction during the 2014 season. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

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

We have incurred losses since inception, with the exception of the year ended December 31, 2015, and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended December 31, 2015 but we incurred the net losses during each of the following periods:

•  $1,953,383 for the year ended December 31, 2014;

•  $1,940,121 for the year ended December 31, 2013; and

•  $1,848,255 for the year ended December 31, 2012.

We had an accumulated deficit of approximately $27 million as of December 31, 2015. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

At December 31, 2015, a portion of the Company’s notes payable in gold outstanding, with a net liability of $509,568, obligate the Company to deliver 394.788 ounces of fine gold by November 30, 2016. The Company is not in default on these notes. These notes are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. During 2014, we issued an unsecured senior note for approximately $300,000, which is part of six staged loans for a potential aggregate of $2,000,000, subsequent loans being at the discretion of the investor.

If we are unable to timely satisfy our obligations under the notes payable in gold or the unsecured senior note, including timely payment of gold in November of 2016 or interest when due and payment of the principal amount at maturity on the unsecured senior note and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are specifically secured against our right to future gold distributions under our joint venture. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

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

We have no proven or probable reserves, as defined in SEC Industry Guide 7, on our Chandalar gold exploration property. On April 20, 2008, we received an internal report by an independent registered mining engineer hired by us to make a preliminary economic assessment of our alluvial gold deposit on the Little Squaw Creek drainage located on the Company’s wholly owned Chandalar, Alaska, mining property. A revised, more in-depth study of the engineer’s economic scoping study was submitted on January 29, 2009. It concludes that continued drilling exploration and mineral engineering studies of the gold-bearing gravels on Little Squaw Creek to determine the economic viability of mining them is justified.

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

We have no history of commercial production and have carried on our business at a loss. Small scale placer and lode miners have historically extracted limited amounts of gold on the Chandalar property. The recorded historical extraction since 1904 totals 91.542 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode extraction from operations of our lessees was 8,351 ounces of fine gold extracted from 11,884 tons of mined rock. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, we successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, we expanded the mine into small scale extraction. By the end of the 2010 mining season we had extracted approximately 1,522 ounces of fine gold and 259 ounces of fine silver. We had no gold extraction in 2011 and 2012 as we focused our efforts on exploration of our hard-rock project at Chandalar.

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production (as defined in the joint venture agreement). The joint venture extracted approximately 680 ounces of gold during the 2013 mine construction period. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. At this time, due to the risks and uncertainties described in this section, we cannot assure you that the extraction activities in 2016 or in the future will generate revenues, profits or cash flow to us.

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

The market price of our common stock has ranged from a high of $0.093 and a low of $0.0211 during the twelve-month period ended December 31, 2015. The market price for our common stock closed at $0.0211 on December 31, 2015, the last trading day of 2015. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2015, we had 131,232,809 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,350,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2015;

•

12,090,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2015; and

•

66,586,063 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2015.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 82,026,538 shares of common stock, and our issued and outstanding share capital would increase to 213,259,347 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2015, ranged between a high of $0.093 and a low of $0.0211, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
GOLDRICH MINING COMPANY
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

The Chandalar district has a history of prior extraction, but there has been no significant recurrent extraction over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010. Total extraction from 2009 to 2015 was approximately 6,302 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

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

Beginning with the 2009 placer gold test mining operation on Little Squaw Creek, we started to execute on the recommended plan in Mr. Barker’s April 15, 2009 technical report. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. The work also resulted in the generation of an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. Map 5 shows the proposed lay out of the drilling, which is designed to test for large low-grade bulk mineable gold deposits. It would evaluate the degree of mineralization occurring as a large strata-

bound unit nearly 5 miles in length, as explained in the report Interpretation of Exploratory Findings at Chandalar. We anticipate this proposed drilling plan would require a stand-alone (not integrated with the placer gold mine) budget of approximately $1.5 to $2.0 million dollars.

In the 2009 test mining operation, we accomplished a major step in assessing the economic potential of this mineralized body by completing a test mining operation on it. The major findings of the test mining are explained under the section called “Results of Test Mining Operation” in our Form 10-K for the year ended December 31, 2009. Most importantly, we found that the mineralized material is a continuous but variably mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it is mined and converted into loose cubic yards. During 2009 mining test, we stripped approximately 40,000 bank cubic yards of waste material and processed about 9,875 bank cubic yards of gold bearing gravels through our wash plant. About 593.5 ounces of alluvial gold were recovered which, when smelted, yielded 497.5 ounces of fine gold.

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

The mining operation ultimately involved stripping an estimated 131,000 bank cubic yards of waste material and the mining and processing of about 31,680 bank cubic yards of gold bearing gravels. During the 2010 extraction season, 1,503 ounces of fine gold and 259 ounces of silver were recovered at the refinery. Additionally, 24.1 ounces of gold nuggets estimated to contain 19.2 ounces of fine gold were extracted and either sold to jewelers or retained by the Company. Our gross precious metal sales in 2010 came to $1,904,124.

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
PROPOSED DRILL HOLE & ORIENTATION
1 st PRIORITY
2 nd PRIORITY
0 1 MILE
CONTOUR INTERVAL 100 FEET
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Holes Proposed in 2009 and Drilled in 2011

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

In 2013, achievements included mobilization of drilling equipment and plant setup, approval of permits to expand mining operations, significant infrastructure improvements and commencement of commercial production (as defined in the joint venture agreement). Goldrich Nyac Placer, LLC (“GNP”) extracted approximately 680 ounces of gold before closing out the 2013 season after 330 hours of plant operation at an average processing rate of 125 loose cubic yards (“lcy”) per hour. Plant expansion is scheduled to be completed in stages, culminating in an increase from the current 125 lcy per hour to 600 lcy per hour. 600 lcy is estimated to roughly equal 400 bank cubic yards (“bcy”).

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

The data obtained from these studies will be compiled with data already derived from sampling, trenching, drilling and geophysical testing to present a comprehensive 3D model of the Chandalar prospects and their geological setting. The results of these studies will assist us in determining methods and targets for exploration in 2016 and beyond.

2015 Reclamation and Mining

Although GNP received a new permit in 2013 to expand the mine, Goldrich was still required to remove a mine waste road built in 2010. Remediation activities were completed during the year ended December 31, 2015, and the Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

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

Joint Venture Agreement

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production (as defined in the joint venture agreement). In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which was written off in 2015 in conjunction with the sale of an interest in the future cash distributions of GNP to a third party.

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

In addition, the joint venture must also meet the minimum production requirements as defined by the operating agreement. The minimum production requirement for each year is determined by the price of gold on December 1 in the preceding year. The minimum production requirement for 2016 is 1,100 ounces of fine gold to each Goldrich and NyacAU.  The minimum production requirements for 2016, 2017 and 2018 must be paid in 2018 and each year thereafter, the annual minimum production requirements shall be met if the joint venture distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of the joint venture over a rolling three-year period, subject to modification based on the price of gold. If the price of gold falls below $1,500 per ounce, the annual minimum production requirement of 1,500 ounces of gold will be reduced one hundred (100) ounces for each one hundred dollars per ounce decrease in the price, to the minimum price of one thousand dollars ($1,000). If the price of gold falls below one thousand dollars ($1,000) per ounce on December 1 in any year, there will be no minimum production required for the next year and such year will be eliminated from the average minimum calculation. If the minimum production requirements are not met, the joint venture shall be dissolved unless agreed in writing by the members.

NyacAU is entitled to a recorded security interest in all placer gold extraction from our claims as collateral for repayment of fifty percent (50%) of LOC1 and one hundred percent (100%) of LOC2.

Planned 2016 Exploration and Mining Activities

In 2016, we anticipate conducting exploration drilling activities and other exploration activities at the Chandalar property, if and when, our financial situation permits such activities. Projections for the JV activities in 2016 are still pending from NyacAU, as manager of the JV, and are subject to funding from NyacAU.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. There are no pending legal proceedings in which the Company is a party or any of their respective properties is subject. There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

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

Our common stock is quoted on the OTCQB under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2015 and 2014.

Fiscal Year	High Closing	Low Closing
2016
First Quarter	$0.05	$0.02

2015
First Quarter	$0.05	$0.04
Second Quarter	$0.09	$0.05
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.04	$0.02

2014
First Quarter	$0.09	$0.05
Second Quarter	$0.08	$0.06
Third Quarter	$0.08	$0.06
Fourth Quarter	$0.07	$0.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.04 on March 31, 2016. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of January 20, 2016 there were 2,959 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock, Series B Convertible Preferred Stock, or Series C Convertible Preferred Stock or Series D Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $216,389 as of December 31, 2015. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2015.

We issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) who are accredited investors, relying on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. These two U.S. Persons have exercised their conversion privileges and are now holders of our Common Stock. We issued Series A Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

We issued Series B Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

We issued Series C Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

We issued Series D Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. During 2014, we issued 450,000 options to purchase shares of our Company’s common stock and 2,700,000 restricted common shares under the Plan. At December 31, 2015, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,350,000	$0.24	1,925,672
Equity compensation plans not approved by security holders	0	0	0
Total	3,350,000	$0.24	1,925,672

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

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2015.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012 and 2013. It appears financial markets may be improving and we were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

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

Through 2015, approximately $23.8 million has been invested by GNP to develop the mine. Plant and mine construction for the first stage of extraction were completed during the 2015 season. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

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

Chandalar Mine

Major accomplishments during 2014 included completion of the plant relocation to a lower and broader part of the valley, construction of new water ponds, and build out of the new expanded plant. GNP successfully mobilized and installed a new grizzly feeder on site as well as support frames for additional gravel screens and gold recovery tables, which will be mounted next spring. Full capacity of the feeder is expected to be approximately 600 bank cubic yards per hour and will be realized as additional gravel screens and gold recovery tables are added in stages..

During 2015, Goldrich removed a mine waste road built in 2010 and completed related remediation activities. The Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

Concerning our placer operations, in 2015, the first stage of plant construction was completed and extraction began in early August and continued through September 12th. The plant will normally run from June to mid-September of each year. The plant began shakedown procedures during the first week of August. Initial gold extraction of approximately 53 ounces of fine gold was on August 9th and average daily extraction rose to approximately 103 ounces of fine gold per day for the extraction season. The 2015 extraction season was 35 days but the normal extraction season is approximately 107 days, subject to weather. A total of approximately 4,400 ounces of alluvial gold, equivalent to approximately 3,600 ounces of gold, were extracted. Experience with the equipment and the mineralized deposit should improve the average. Plant modifications and additional equipment are also being considered. During 2015, GNP transported seven additional forty-ton rock trucks over the winter trail to the mine site, bringing the fleet total to thirteen trucks in all

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2016 and beyond. We anticipate we will incur approximately $650,000 for general operating expenses and property maintenance, $80,000 for interest, and $500,000 for payment of the gold notes over the next 12 months as of December 31, 2015. Additional funds will be needed for any exploration expenditures. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above or Note 4 in the financial statements.

During the year 2015, Goldrich completed financings totaling approximately $1.7 million consisting of an equity financing for $241,831 net cash in March and April 2015, $225,000 net cash in December 2015 from placements of our securities, and $1.2 million in June 2015 through the sale of 12% of the cash flows we receive in the future from our interest in GNP to Chandalar Gold, LLC, a non-related entity.

During the year 2014, Goldrich completed financings totaling approximately $1.9 million consisting of an equity financing for $200,000 in January 2014, a three-year loan of $300,000 in January 2014, and other equity financings in June and July totaling approximately $1.4 million. In addition, on October 22, 2014, the Company delivered 12.405 oz. to one gold note holder and renegotiated terms with the other holders. On November 30, 2015, the Company again renegotiated terms with the holders. For more information see Notes Payable in Gold below.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2016, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At December 31, 2015, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine begins extraction, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCQB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2015 we had total liabilities of $1,494,868 and total assets of $850,988. This compares to total liabilities of $2,427,835 and total assets of $1,186,851 on December 31, 2014. As of December 31, 2015, our liabilities consist of $359,173 for remediation and asset retirement obligations, $509,568 of notes payable in gold, $278,962 of notes payable, $219,723 of trade payables and accrued liabilities, $96,824 due to related parties, and $30,618 for dividends payable. Of these liabilities, $856,733 is due within 12 months. The decrease in liabilities compared to December 31, 2014 is largely due to the decrease for remediation. In addition, notes payable in gold decreased as a result of payment of 10% of the balance due and recognition of a gain on extinguishment of debt as driven by a decrease in gold prices during 2015, which decreased the valuation of gold ounces to be delivered under the contracts. The decrease in total assets was due to payment of trade payables and completion of the reclamation work during the year ended December 31, 2015.

On December 31, 2015 we had negative working capital of $635,797 and a stockholders’ deficit of $643,880 compared to negative working capital of $1,391,311 and stockholders’ deficit of $1,240,984 for the year ended December 31, 2014. Negative working capital decreased because our 2015 cash generating activities more than covered our operating costs, debt payments and the costs required to perform remediation activities. The net result of which resulted in a decrease in cash balances, decreases in accounts payable to trade vendors, a decrease in notes payable in gold and a decrease in short term remediation liability. Stockholders’ equity increased due to the gain on sale of 12% of the future cash flows from our interest in GNP. (See Joint Venture above)

During 2015, we used cash from operating activities of $1,606,534 compared to $1,533,127 for 2014. Net income of $50,163 for 2015 compared to a net operating loss $1,953,383 for 2014 included significant non-cash expenses, including depreciation of $69,425 and $156,485 for the respective years and the non-cash recognition of $930,892 of gain from the sale of the 12% joint-venture cash distribution interest in 2015. In 2015, we recognized a loss of $8,476 on sale of gold purchased and a decrease in remediation expenses of $760,763 compared to a loss of $1,464 on disposal of equipment and an increase in remediation expense of $578,000 in 2014. At the end of 2015, we have accumulated approximately $24.6 million and $21.8 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2019 through 2035.

During 2015, cash of $1,074,836 was provided by the sale of the 12% joint-venture cash distribution interest compared to cash used of $1,711 for equipment purchases in 2014.

During 2015, cash of $404,282 was provided by financing activities, compared to cash of $1,723,870 provided during the year ended December 31, 2014. For the year ended December 31, 2015, cash of $241,831 was provided through the sale of stock and warrants, net of offering costs, and $225,000 provided through the issuance of preferred stock compared to $1,371,023 provided through the sale of stock and warrants, net of offering costs and $200,000 provided through the issuance of preferred stock in 2014. We used cash of $62,549 to satisfy a portion of notes payable in gold in 2015 compared to gold purchased for $15,000 and cash of $62,642 to satisfy a portion of notes payable in gold in 2014.

Private Placement Offerings

Unit Private Placement

On December 7, 2015, the Company completed the offer and sale of 250 shares of Series C Preferred stock, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine. Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $81,250 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

In connection with the issuance of the Series C Preferred Stock, the Company issued a total of 9,166,666, five-year Class Q warrants, including 833,333 broker warrants. The Class Q warrants have an exercise price of $0.03 per share of the Company’s common stock with a fair value of $116,162 as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

The Series C Preferred Stock includes a redemption feature which, in the event that the Company sells any or all of its assets for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Series C Preferred Shares, the Purchaser has the right to redeem all or some of the outstanding securities. The redemption price would be equal to the purchase price of such securities being redeemed plus an additional amount equivalent to the amount of interest that would have accrued on the purchase price at a rate of 15% from the date of issuance of the Series C Preferred Shares through the date of redemption. Management has considered the direction of ASC 480. The holders of the Series C Preferred Stock cannot trigger or otherwise require the sale of the assets through representation on the board of directors, or through other rights, because the decision to sell all or substantially all of the issuer's assets and the distribution to common stockholders is solely within the Company’s control.  The Company’s management has concluded there could not be a "hostile" asset sale whereby a triggering event could occur without the Company’s approval, and therefore, classifying the Series C Preferred Stock and associated warrants in permanent equity is appropriate.

On April 7, 2015, the Company completed a private placement consisting of 5,000,000 units issued at a price of $0.05 per unit and resulted in net proceeds of $241,832. Each unit consist of one share of the Company’s common stock and one full share Class O warrant. Each full Class O warrant is exercisable to purchase one additional common share of the Company at $0.06, for a period of five years following the date of issue.

Notes Payable in Gold

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder’s fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs, which was fully amortized at the original maturity date in November 2014.

On October 22, 2014, the Company delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. The Company paid $1,244.74 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015, with the following terms:

•

Ten percent (10%) of the required quantity of gold due on the delivery date of November 30, 2014 was delivered. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2015 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2015.

The Company calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeds 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014.

On November 30, 2015, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2015 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2016, with the following terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2015 In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2016 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2016.

At December 31, 2015, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016. At December 31, 2014, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting.

Subsequent Events

On March 25, 2016, we filed amended Federal and State tax returns to correct the allocations of GNP taxable losses made to the Company, resulting in increases in NOL carryforwards of $8.3 million and $9.6 million, respectively. Subsequent to amendment, our Federal and State NOL carryforwards total $32.9 million and $31.4 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

We have a lease agreement commencing on January 1, 2016 and ending December 31, 2016 to rent office space for $1,700 per month.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets, December 31, 2015 and 2014	51
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	52
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014	53
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	54
Notes to the Consolidated Financial Statements	55-72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2015 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 11, 2016

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2015 and 2014
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 78,609	$ 206,025
Gold inventory	2,433	71,021
Prepaid expenses	77,179	70,136
Deferred financing costs	13,539	28,161
Other current assets	49,176	56,731
Total current assets	220,936	432,074

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	47,886	117,311
Mining properties and claims	582,166	582,166
Total property, equipment and mining claims	630,052	699,477

Investment in joint venture	-	55,300
Total assets	$ 850,988	$ 1,186,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 219,723	$ 272,947
Related party payable	96,824	73,659
Accrued remediation	-	878,000
Notes payable in gold	509,568	576,696
Dividends payable on preferred stock	30,618	22,083
Total current liabilities	856,733	1,823,385

Long-term liabilities:
Remediation and asset retirement obligation	359,173	347,282
Note payable, net of discount	278,962	257,168
Total long-term liabilities	638,135	604,450
Total liabilities	1,494,868	2,427,835

Commitments and contingencies (Note 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,999,450
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 and 175,000 shares issued and outstanding, respectively,$300,000 liquidation preferences	150,000	175,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation
preference	52,588	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 131,232,809 and 126,082,809 issued and outstanding, respectively	13,123,281	12,608,281
Additional paid-in capital	13,384,498	13,380,145
Accumulated deficit	(27,412,005)	(27,462,168)
Total stockholders’ deficit	(643,880)	(1,240,984)
Total liabilities and stockholders' deficit	$ 850,988	$ 1,186,851

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Operating expenses:
Mine preparation costs	$ -	$ 44,754
Exploration	128,424	276,779
Depreciation	69,425	156,485
Management fees and salaries	234,938	278,219
Professional services	70,131	80,234
General and administrative	254,687	265,364
Directors' fees	34,800	139,000
Mineral property maintenance	76,246	68,878
Change in remediation estimate	(117,236)	578,000
Gain on sale of GNP cash distribution interest	(930,892)	-
Loss on disposal of equipment	-	1,906
Loss on sale of gold purchased to satisfy notes payable in gold	8,476	-
Total operating (income) expenses	(171,001)	1,889,619

Other (income) expense:
Interest and other income	(159)	(205)
Interest expense and finance costs	120,997	229,631
Gain on extinguishment of debt	-	(165,662)
Total other (income) expense	120,838	63,764

Net income (loss)	50,163	(1,953,383)

Deemed dividend on Series C Preferred stock	(81,250)
Preferred dividends	(8,236)	(58,872)
Net loss available to common stockholders	$ (39,323)	$ (2,012,255)

Net loss per common share – basic and diluted	$ (nil)	$ 0.02

Weighted average common
shares outstanding-basic and diluted	129,975,625	109,484,919

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	95,656,719	$ 9,565,672	175,000	$ 175,000	$14,724,619	$ (25,508,785)	$ (1,043,494)

Issuance of Series B preferred shares and warrants, net			200	57,758	142,242		200,000
Warrants issued with Note Payable, net					41,795		41,795
Issuance of common shares, net	27,726,090	2,772,609			(1,401,586)		1,371,023
Common shares granted to directors and officers, net	2,700,000	270,000			(148,975)		121,025
Stock options granted to directors					22,050		22,050
Net Loss						(1,953,383)	(1,953,383)

Balance, December 31, 2014	126,082,809	$12,608,281	175,200	$232,758	$13,380,145	$ (27,462,168)	$ (1,240,984)

Issuance of common shares, net	5,000,000	500,000			(258,168)		241,832
Warrants issued with GNP 12% distribution interest					88,644		88,644
Conversion of Series A Preferred to common shares	150,000	15,000	(25,000)	(25,000)	10,000		-
Dividends paid on converted Series A Preferred shares					(8,535)		(8,535)
Issuance of Series C Preferred shares and warrants, net			250	52,588	172,412		225,000
Net Income						50,163	50,163
Balance, December 31, 2015	131,232,809	$13,123,281	150,450	$260,346	$13,384,498	$(27,412,005)	(643,880)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net income (loss)	$ 50,163	$ (1,953,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	69,425	156,485
Loss on sale of gold purchased	8,476	-
Loss on disposal of equipment and mining property	-	1,464
Gain on sale of GNP cash distribution interest	(930,892)	-
Stock based compensation	-	143,075
Gain on extinguishment of debt	-	(165,662)
Change in remediation estimate	(117,236)	-
Amortization of discount on note payable and notes payable in gold	17,215	142,120
Amortization of deferred financing costs	14,622	40,097
Accretion of asset retirement obligation	11,891	11,432

Change in:
Prepaid expenses	(7,043)	(11,356)
Gold inventory	60,112	(68,656)
Other current assets	7,555	(6,277)
Accounts payable and accrued liabilities	(53,224)	(330,231)
Related party deferred compensation	-	(115,000)
Related party payable	23,165	44,765
Accrued remediation costs	(760,764)	578,000
Net cash used - operating activities	(1,606,535)	(1,533,127)

Cash flows from investing activities:
Proceeds from the sale of GNP Distribution interest	1,074,836	-
Purchases of equipment	-	(1,711)
Net cash provided (used) - investing activities	1,074,836	(1,711)

Cash flows from financing activities:
Payments on notes payable in gold	(62,549)	(62,642)
Purchases of gold to satisfy notes payable in gold	-	(15,000)
Proceeds from issuance of common stock and warrants, net of offering costs	241,832	1,371,023
Proceeds from issuance of note payable with warrants	-	285,000
Proceeds from issuance of preferred stock and warrants, net of offering costs	225,000	200,000
Financing costs of note payable	-	(54,511)
Net cash provided - financing activities	404,283	1,723,870
Net increase (decrease) in cash and cash equivalents	(127,416)	189,032

Cash and cash equivalents, beginning of year	206,025	16,993
Cash and cash equivalents, end of year	$ 78,609	$ 206,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 89,166	$ 47,413
Non-cash investing and financing activities:
Warrants issued with notes payable	$ -	$ 41,795
Beneficial conversion feature on preferred stock	$ 81,250	$ 50,000
Warrants issued with preferred stock	$ 116,162	$ 92,242
Issuance of common stock upon conversion of preferred shares	$ 25,000	$ -
Dividend paid on preferred stock	$ 8,535	$ -

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2015, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC. This subsidiary is included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of December 31, 2015 and December 31, 2014, with all intercompany balances and investment accounts eliminated.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At December 31, 2015, there were 131,232,809 shares of our common stock issued and outstanding.

The following table reconciles weighted average shares outstanding used in computations of basic and diluted earnings (loss) per share for the twelve-month period ended December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Numerator:
Net income (loss)	$ 50,163	$ (1,953,383)
Preferred dividends	(89,486)	(58,872)
Net income (loss) available to common stockholders	$ (39,323)	$ (2,012,255)

Denominator:
Basic and diluted weighted average common shares	$ 129,975,625	$ 109,484,919
Basic earnings (loss) per common share:
Net income (loss) per common share – basic and diluted	$ (Nil)	$ (0.02)

For the years December 31, 2015 and 2014, the effect of the Company’s outstanding preferred shares, options and warrants would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The provisions of ASU No. 2015-03 require companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. The guidance in the ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is allowed. The Company is currently assessing the impact of ASU No. 2015-03 on the Company’s consolidated financial statements once adopted.

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

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ deficit or cash flows.

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

Property, Equipment, and Accumulated Depreciation

Property and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s property and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska. All property and equipment purchased prior to 2009 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Fair Value Measurements

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

Financial Instruments

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

	Balance December 31, 2015	Balance December 31, 2014	Input Hierarchy level
Cash and cash equivalents	$ 78,609	$ 206,025	Level 1

The carrying amounts of financial instruments including notes payable in gold, and notes payable approximate fair value at December 31, 2015 and 2014.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

3.

PROPERTY, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2015 and 2014, the Company’s equipment classifications were as follows:

	2015	2014
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	413,678	413,678
Office and other equipment	65,548	65,581
Total	2,106,577	2,106,610
Accumulated depreciation	(2,058,691)	(1,989,299)

Equipment, net of depreciation	$ 47,886	$ 117,311

Of the Company’s assets, $1,342,879 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $69,425 for 2015. Assets of $1,342,911 and $763,699 being depreciated over corresponding periods, respectively, resulted in total depreciation of $156,485 for 2014.

Mining Properties and Claims

At December 31, 2015 and 2014, the Company’s mining properties and claims were as follows:

	2015	2014
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	242,766	242,766
Total	$ 582,166	$ 582,166

Asset retirement costs will be amortized over the related long lived asset using a units of production method. No significant production occurred during 2015 and 2014. Accordingly no amortization of these costs has been recorded for 2015 and 2014.

4.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement). In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method.

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

In addition, the GNP must also meet the minimum production requirements as defined by the operating agreement. The minimum production requirement for each year is determined by the price of gold on December 1 in the preceding year. The minimum production requirement for 2016 is 1,100 ounces of fine gold to each Goldrich and NyacAU.  The minimum production requirements for 2016, 2017 and 2018 must be paid in 2018 and, each year thereafter, the annual minimum production requirements shall be met if GNP distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of GNP over a rolling three-year period, subject to modification based on the price of gold. If the price of gold falls below $1,500 per ounce, the annual minimum production requirement of 1,500 ounces of gold will be reduced one hundred (100) ounces for each one hundred dollars per ounce decrease in the price, to the minimum price of one thousand dollars ($1,000). If the price of gold falls below one thousand dollars ($1,000) per ounce on December 1 in any year, there will be no minimum production required for the next year and such year will be eliminated from the average minimum calculation. If the minimum production requirements are not met, GNP shall be dissolved unless agreed in writing by the members.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”) to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP.

As part of the purchase, CGL received 2,250,000 Series P Warrants and an option to acquire an additional 10% Distribution Interest in the cash flows Goldrich receives from its interest in GNP. Each Series P Warrant is exercisable to purchase one share of common stock of the Company at $0.07, for a period of five (5) years. The Distribution Interest option to purchase an additional 10% of Goldrich’s future cash flow from GNP must be exercised before July 1, 2016 in consideration of a one-time cash payment of $1.3 million. Should the option be exercised, Goldrich would effectively receive, subject to the terms of the GNP operating agreement, approximately 38.5% and CGL would receive 11% (22% of Goldrich’s 50% of GNP = 11%) of any cash distributions produced by GNP.

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

After applying the out of pocket costs of sale of $125,164 and recognizing the relative fair value of the Series P Warrants of $88,644, the Company recognized a gain of $930,892 on the sale of the joint venture cash distribution interest after applying an adjustment of $55,300 of the Investment in joint venture asset, reducing it to $nil at December 31, 2015.

5.

RELATED PARTY TRANSACTIONS

An amount of $4,969 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2014 and paid during the year ended December 31, 2015. An amount of $8,726 has been accrued for fees at December 31, 2015. These amounts are included in related party payable.

A total of $68,690 had been accrued for consultants and directors’ fees at December 31, 2014. For the year ended December 31, 2015, the Company paid $15,392, and an additional $19,408 has been accrued for services performed during the period, which is included in accounts payable. During the year ended December 31, 2014, a total of 1,650,000 common shares and 450,000 options to purchase common shares were issued to directors (See Note 7 Stockholders’ Equity) having a total fair value of $96,300, which brings the total consultants and directors’ fees recognized for the year ended December 31, 2014 to $143,075.

6.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015, compared to $41,610 for the year ended December 31, 2014.

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

At the inception of the first note on January 24, 2014, the Company issued warrants to purchase shares of common stock of the Company equal in number to 8% of the number of dollars of the aggregated loan package (160,000 warrants through December 31, 2015). One the date of inception, one percent point of the three percentage points of commissions, or $3,000, was paid on the 2014 cash proceeds to a director of the Company, with a like percentage to be paid on any future cash proceeds from the lending arrangement. On the same date, three percentage points of the eight percentage points of the warrants, or 60,000 warrants, were paid to a director of the Company. The terms of the warrants issued to finders are the same as the warrants issued to the lender.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.

NOTE PAYABLE, CONTINUED

During the year ended December 31, 2014, the Company received the first staged loan of $300,000 less a discount of $15,000, for proceeds of $285,000. In total, the Company issued 1,735,000 Class M warrants, paid finder fees totaling $9,000 to a third party, and incurred other placement costs of $45,511, for a total of $54,511 of deferred finance costs, of which $13,539 remains unamortized at December 31, 2015.

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

At December 31, 2015, the Company had outstanding total notes payable of $300,000 less remaining unamortized discounts of $21,038 for a net liability of $278,962. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At December 31, 2015, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

7.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. The Company paid a finder’s fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs, which was fully amortized at the original maturity date in November 2014.

On October 22, 2014, the Company delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. The Company paid $1,245 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015, with the following significant terms:

•

Ten percent (10%) of the required quantity of gold due on the delivery date of November 30, 2014 was delivered. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

7.

NOTES PAYABLE IN GOLD, CONTINUED

•

The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2015 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2015.

The Company calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeds 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014.

On November 30, 2015, the Company again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2015 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2016, with the following significant terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2015 In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 8% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2016 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2016.

The amendments to the notes have been accounted for as a debt modification because the changes were not considered substantial.

At December 31, 2015, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016. At December 31, 2014, the Company had outstanding total notes payable in gold of $576,696, representing 446.788 ounces of fine gold.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting.

8.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

On December 7, 2015, the Company completed the offer and sale of 250 shares of Series C Preferred stock, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series C Preferred Stock, the Company issued a total of 9,166,666, five-year Class Q warrants, including 833,333 broker warrants. The Class Q warrants have an exercise price of $0.03 per share of the Company’s common stock with a fair value of $116,162 as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Risk-free interest rate	1.68%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	141.9%

Additionally, after accounting for the fair value of the warrant, a beneficial conversion feature of $81,250 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

The Series C Preferred Stock includes a redemption feature which, in the event the Company sells any or all of its assets for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Series C Preferred Shares, the Purchaser has the right to redeem all or some of the outstanding securities. The redemption price would be equal to the purchase price plus an additional amount equivalent to the amount of interest that would have accrued on the purchase price at a rate of 15% from the date of issuance of the Series C Preferred Shares through the date of redemption. The holders of the Series C Preferred Stock cannot trigger or otherwise require the sale of the assets through representation on the board of directors, or through other rights, because the decision to sell all or substantially all of the issuer's assets and the distribution to common stockholders is solely within the Company’s control.  Company management has concluded under ASC 480 there could not be a "hostile" asset sale whereby a triggering event could occur without the Company’s approval, and therefore, classifying the Series C Preferred Stock and associated warrants in permanent equity is appropriate.

On April 7, 2015, the Company completed a private placement consisting of 5,000,000 units issued at a price of $0.05 per unit and resulted in net proceeds of $241,832. Each unit consisted of one share of the Company’s common stock and one full share Class O warrant. Each full Class O warrant is exercisable to purchase one additional common share of the Company at $0.06, for a period of five years following the date of issue.

During June and July of 2014, the Company completed a private placement of its common stock and warrants to purchase shares of its common stock. In total, the private placement consisted of 27,726,090 units issued at a price of $0.055 per unit and resulted in net proceeds of $1,371,023. Each unit consisted of one share of our common stock and one half or a Class N warrant. Each full Class N warrant is exercisable to purchase one additional common share of the Company at $0.11, for a period of five years following the date of issue. Of the units to be issued, the Company’s officers and directors purchased 1,424,454 units, contributing $78,345 of the total net proceeds. Such units were purchased on the same terms and conditions as the purchase of units by other investors in the private placement. In relation to these placements, the Company issued 2,701,386 Class N-2 Warrants for finders fees. Terms of the N-2 warrant are identical to the class N warrant except the exercise price to purchase a common share is $0.055.

On January 23, 2014, the Company completed the offer and sale of 200 shares of Series B Preferred stock, resulting in net proceeds of $200,000 to the Company. These shares were issued from the designated 10,000,000 shares of Preferred Stock, at no par value as determined by the Board. In connection with the issuance of the Series B Preferred Stock, the Company issued 2,857,142 five-year Class L warrants with an exercise price of $0.10 per share of the Company’s common stock with a fair value of $92,242 determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

Risk-free interest rate	1.62%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	157.0%

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

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2015. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2015, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

During the year ended December 31, 2015, a holder of 25,000 shares of Series A Preferred stock converted his shares into 150,000 common shares. Cumulative dividends payable of $8,535 was recognized upon the conversion of these shares. Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 and 1,050,000 common shares for the years ended December 31, 2015 and 2014, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2015. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2015 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 and 2,857,142 common shares for the years ended December 31, 2015 and 2014, respectively.

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2015. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2015 shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A and B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

•

Voting: Each holder of Series C Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series C Preferred Stock could be converted. Holders of Series C Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series C Preferred Stock is entitled to pre-emptive voting rights.

•

Conversion: Shares of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series C shares by $1,000, then dividing by the Series C conversion price of $0.03 per common share. The Series C conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•

Dividend Rate: The holders of Series C Preferred Stock shall not be entitled to receive dividends.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.  STOCKHOLDERS’ EQUITY, CONTINUED:

•

The Series C Preferred Stock includes a redemption feature as described above.

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 and nil common shares for the years ended December 31, 2015 and 2014, respectively.

Warrants:

The following is a summary of warrants for December 31, 2015:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Warrants issued 2011	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2014	5,125,936
Outstanding and exercisable at December 31, 2015	5,125,936
Class I Warrants: (Issued for Private Placement)
Warrants issued 2011	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2014	13,906,413
Outstanding and exercisable at December 31, 2015	13,906,413
Class J Warrants: (Issued for Private Placement)
Warrants issued 2011	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2014	8,780,478
Outstanding and exercisable at December 31, 2015	8,780,478
Class K Warrants: (Issued for Notes payable in gold)
Warrants issued March 29, 2013	307,500	0.40	March 29, 2015
Outstanding and exercisable at December 31, 2014	307,500
Warrants expired March 29, 2015	(307,500)
Outstanding and exercisable at December 31, 2015	-
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2014	2,857,142
Outstanding and exercisable at December 31, 2015	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2014	1,735,000
Outstanding and exercisable at December 31, 2015	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2014	13,863,042
Outstanding and exercisable at December 31, 2015	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2014	2,701,386
Outstanding and exercisable at December 31, 2015	2,701,386
Class O Warrants: (Issued for Private Placement)
Warrants issued March 31, 2015	5,000,000.06		March 31, 2020
Outstanding and exercisable at December 31, 2015	5,000,000
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at December 31, 2015	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at December 31, 2015	1,200,000
Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 8, 2015	8,333,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2015	8,333,333

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class Q-2 Warrants: (Issued for Finders Fees)
Warrants issued December 8, 2015	833,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2015	833,333
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2015	66,586,063	0.191

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2015, there were a total of 1,925,672 shares available for grant in the Plan, 4,690,000 shares issued or exercised, and 3,350,000 options outstanding.

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

For the year ended December 31, 2014, the fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each option grant was estimated on the grant date using the following weighted average assumptions:

2014
Risk-free interest rate	2.17%
Expected dividend yield	--
Expected term (in years)	10
Expected volatility	143%

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

A summary of stock option transactions for the years ended December 31, 2015 and 2014 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	3,315,000	$ 0.28	4.41
Granted	450,000	0.05
Expired	(265,000)	0.23
Options outstanding at December 31, 2014	3,500,000	$ 0.26	4.71
Expired	(150,000)	0.68
Options outstanding and exercisable at December 31, 2015	3,350,000	$ 0.24	3.81	$0
Options available for future grants	1,925,672

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $nil and $0.05 per share, respectively. There were no options exercised during 2015 and 2014.

For the year ended December 31, 2015 and 2014, the Company recognized total share-based compensation for employees and consulting directors of $nil and $143,075, respectively.

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

	December 31, 2015	December 31, 2014
Asset Retirement Obligation – beginning balance	$ 297,282	$ 285,850
Incurred	-	-
Accretion	11,891	11,432
Asset Retirement Obligation - ending balance (long term)	$ 309,183	$ 297,282

10.

REMEDIATION

In prior years, the Company accrued $50,000 for remediation of a historic mill site. In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which must be completed by October 2015. In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation. The cost of this remediation is in addition to the long-term asset retirement obligation calculated in previous years and was classified as a current liability. Remediation work was performed during the year ended December 31, 2015.

The existing accruals of $9,173 and $928,000 at December 31, 2015 and 2014, respectively, is for anticipated costs to remediate a road and associated disturbance and contamination caused by activities of a previous operator next to an inactive mill site, neither of which is included in the Asset Retirement Obligation computation.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2015 and 2014.

Following are the components of deferred tax assets and allowances at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 102,000	$ 198,000
Unrecovered promotional and exploratory costs	161,000	161,000
Accrued remediation costs	50,000	422,000
Share based compensation	399,000	399,000
Net operating loss carryforwards	10,319,000	9,935,000
Total deferred tax assets	11,031,000	11,115,000
Less valuation allowance	(11,031,000)	(11,115,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 43%.

At December 31, 2015, the Company had federal and state tax-basis net operating loss carryforwards totaling $24.6 million and $21.8 million, respectively, compared with federal and state tax-basis net operating loss carryforwards totaling $25.0 million and $21.1 million for the period ended December 31, 2014. These net operating losses will expire in various amounts from 2019 through 2035.

	2015		2014
Federal income tax benefit based on statutory rate	$ 17,000	34.0%	$ (664,000)	34.0%
State income tax benefit net of federal taxes	2,000	3.1%	(176,000)	9.0%
Nondeductible meals and entertainment	1,000	0.1%	2,000	(0.1)%
Nondeductible expense for options to employees	-	- %	20,000	(1.0)%
Revision of NOL estimates	64,000	128.0%	-	-%
Increase in valuation allowance	(84,000)	(165.2)%	818,000	(41.9)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company has no unrecognized tax benefits as of December 31, 2015 or 2014. Management has reviewed the Company’s tax positions and believes that it is more likely than not all positions would be sustained in an audit. The Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to deduct the amounts as interest expense and other expense. Currently tax years from 2012 through 2015 remain open for examination by tax authorities. Net operating losses prior to 2012 could be adjusted during an examination of open years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

12.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2016 and 2017.

	November 30, 2016	November 30, 2017
Claims Rental	$ 84,770	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 145,870	$ 151,670

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and concluded that it is effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held eleven meetings in 2015 and eleven meetings in 2014.

Kenneth Eickerman resigned from the Board of Directors on July 20, 2015 in conjunction with his retirement. A new board member has not yet been identified or elected. He served as Chairman of the Audit Committee until his retirement.

Stephen M. Vincent served as Chairman of the Audit Committee in 2015 after Mr. Eickerman’s retirement, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

The following table and information that follows sets forth, as of December 31, 2015, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	46

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

Charles C. Bigelow Director	84

Mr. Bigelow has been a director since June 30, 2003. Mr. Bigelow spends approximately 15 hours per month on matters related to Goldrich. He is an economic geologist with a degree in geology from Washington State University (1955). He complete the Program for Management Development at Harvard University in 1972. From 1972 to June 2005, he served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska. During the previous five years, he was also a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange. Mr. Bigelow retired in June 2005 and remains retired.

Name	Age	Recent Business and Professional Experience
Kenneth S. Eickerman Director	57

Mr. Eickerman became a director on March 4, 2004. Mr. Eickerman spends approximately 12 hours per month on matters related to Goldrich. Mr. Eickerman received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Mr. Eickerman has served as Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer. From January of 2004 to April of 2004 he was the Chief Financial Officer for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian company. Mr. Eickerman was Chairman of the Audit Committee and was its designated Financial Expert until his retirement from the board on July 20, 2015.

Garrick A. Mendham Director	55

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

Name	Age	Recent Business and Professional Experience
William Orchow Director	70

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He is currently a member of the board of trustees of Cordoba Minerals Corp, a Canadian public company with projects in Colombia. Mr. Orchow sits on the boards of directors of several private junior mining companies. He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and has been a member of the board of trustees, executive committee and past President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Michael G. Rasmussen Director	70

Dr. Rasmussen became a consulting director on April 15, 2013 and was appointed director on November 26, 2013. Dr. Rasmussen spends about 15 hours a month on matters related to Goldrich. In February 2013 to present, he launched a private consultancy providing geologist services to mining companies, including Goldrich, Kinross Gold Corp, Nevada Milling and Mining LLC and several others. From 2008 to 2013, Dr. Rasmussen served as the Vice President, Exploration and consulting geologist for Mines Management, Inc., a public company trading on the NYSE and TSX. From 2007 to 2008, he served as Vice President, Exploration for Aztec Metals Corp, and concurrently as consulting geologist for Endeavour Silver Corp, a Canadian public company trading on the NYSE and TSX, and Canarc Gold Corp, a Canadian public company trading on the FINRA OTCBB and TSX, From 2005 to 2007, Dr. Rasmussen served as Vice President, Exploration for Endeavour Silver Corporation and from 2004 to 2005 as Vice President, Exploration for International Wayside Gold Mines Ltd, a Canadian public company trading on the TSX. From 1990 to 2004, he held senior geologist roles at Echo Bay Mines and its parent Kinross Gold Corp, a public company trading on the NYSE and TSX. Dr. Rasmussen earned a PhD in Economic Geology from the University of Washington and a Master’s Degree in Geological Sciences from Loma Linda University. Dr. Rasmussen is licensed as a Professional Geologist by the Washington State Board of Geologists and the American Institute of Professional Geologists. Dr. Rasmussen has evaluated precious metals prospects and conducted exploration extensively throughout Mexico, Peru, British Colombia, and the western United States, and is credited with the discovery of the Emanuel Creek epithermal gold deposit for Echo Bay Mines.

Name	Age	Recent Business and Professional Experience
William V. Schara Chief Executive Officer, Director	59

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

Stephen M. Vincent Director	67

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

Name	Age	Recent Business and Professional Experience
Ted R. Sharp Chief Financial Officer	59

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have entered into a management consulting contract with Mr. Sharp, engaging him and his firm on a part-time basis. Mr. Sharp spends approximately 30% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

Qualification of Directors

David S. Atkinson:  Mr. Atkinson’s extensive experience in the capital markets and his specific experience in financing exploration stage mining companies as described above along with his current position as Investment Manager of Forza Partners and Forza Partners II, each of which are affiliates of the Company, led the Board to conclude that Mr. Atkinson should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to seek financing to continue its operations in the coming fiscal year.

Charles C. Bigelow:  Mr. Bigelow’s extensive experience as a geologist with exploration stage companies and his specific experience in locating precious metal deposits in Alaska now being extracted by large production companies as described above led the Board to conclude that Mr. Bigelow should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company with an extensive property with challenging geological traits in Alaska.

Garrick A. Mendham:  Mr. Mendham’s extensive experience as a manager in production companies and his specific experience with mining and exploration plans and analysis for both production and exploration stage mining companies as described above led the Board to conclude that Mr. Mendham should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to work with its joint venture partner at GNP in formulating and executing mining plans to extract gold from its Chandalar placer operations.

William Orchow:  Mr. Orchow’s extensive experience in executive management of large production companies and his specific experience as a director on multiple industry organizations and mining companies as described above along with his current position as Chairman of the Board led the Board to conclude that Mr. Orchow should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to seek financing to continue its operations in the coming fiscal year.

Michael G. Rasmussen: Mr. Rasmussen’s extensive experience as a geologist with exploration stage companies and his skills in interpreting multifaceted geological date as described above led the Board to conclude that Mr. Rasmussen should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company with an extensive property with challenging geological traits.

Stephen M. Vincent:  Mr. Vincent’s extensive experience in the capital markets and his specific experience in financing exploration stage mining companies as described above along with his current position as Chairman of the Audit Committee led the Board to conclude that Mr. Vincent should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to seek financing to continue its operations in the coming fiscal year.

William A. Schara:  Mr. Schara’s extensive experience in finance and accounting and his specific experience in financing for both production and exploration stage mining companies as described above along with his current position as CEO of the Company led the Board to conclude that Mr. Schara should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to seek financing to continue its operations in the coming fiscal year.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2015 were Mr. Eickerman, Mr. Orchow, and Mr. Vincent. Mr. Eickerman was the Chairman of the Committee until his retirement from the board in July 2015. Mr. Vincent was appointed the Chairman of the Committee after Mr. Eickerman’s retirement. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2015 and four meetings in 2014. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

During 2015, Mr. Eickerman, until his retirement from the board, Mr. Vincent, and Mr. Orchow were members of the Compensation Committee; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee did not hold any meetings in 2014 and 2015.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2014 and 2015.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee met twice in both 2014 and 2015.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee met once in 2014 and did not hold any meetings in 2015.

Financial Expert

Stephen M. Vincent is Chairman of the Audit Committee and its designated Financial Expert as set forth in Item 401 of Regulation S-K, as promulgated by the SEC. Mr. Vincent is independent as defined under Rule 5605(c)(2) of NASDAQ listing rules and under Rule 10A-3 of the Exchange Act.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. At December 31, 2015, a total of $8,726 has been accrued for fees due to Mr. Sharp for services performed in 2015.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2015	180,000	-	180,000
Principal Executive Officer	2014	180,000	27,000	207,000
Ted R. Sharp	2015	54,938	-	54,938
Principal Financial Officer	2014	57,719	13,500	71,219

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

Outstanding Equity Awards at Fiscal Year-end (2015)

Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(e)	(f)
William V. Schara Principal Executive Officer	750,000 50,000	$0.405 $0.65	Oct 19, 2019 Mar 29, 2016
Ted R. Sharp Principal Financial Officer	50,000	$0.40	Mar 1, 2016

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2015 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
(a)	(b)	(h)
David S. Atkinson(3)	5,500	5,500
Charles G. Bigelow(4)	5,500	5,500
Kenneth S. Eickerman(5)	2,600	2,600
Garrick A. Mendham(7)	3,800	3,800
William Orchow(6)	7,000	7,000
Michael G. Rasmussen(8)	4,500	4,500
Stephen M. Vincent(9)	5,900	5,900

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

(5)

Mr. Eickerman holds options to purchase a total of 400,000 shares of common stock, all of which are vested. Mr. Eickerman retired from the board in July 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 31, 2015 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	3466 NW Bryce Canyon Lane Bend, OR 97701	8,790,627	(10)	6.65%
Common Stock	Charles G. Bigelow, Director	927 Cypress St. Lewiston, ID 83501	973,182	(5)(16)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	668,181	(2)(6)(17)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	1,239,824	(13)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	1,962,423	(6)	1.49%
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	617,273	(3)(4)(15)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	3,576,288	(9)	2.71%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	1,168,682	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	1,181,856	(14)	*
Common Stock	All current executive officers and directors as a group		20,178,336	(7)	15.30%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	1574 NW Crossing Dr., Suite 205 Bend, OR 97708	6,776,776	(10)	5.13%
Common Stock	Nicholas Gallagher	5 Churchfields The K Club, Straffan Kildare, Ireland	48,339,279	(11)	30.15%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	31,592,714	(12)	21.41%
Common Stock	Richard T. Huebner	16318 E Berry Ave Centennial, CO 80015	6,884,069	(18)	5.02%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 131,232,809 shares outstanding on December 31, 2015, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)

Includes 150,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024. Also includes 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(3)

Includes 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(4)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023.

(5)

Includes 300,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018.

(6)

Includes 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018. Also includes 400,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(7)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (4) through (6), (9), (10) and (13).

(8)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before May 1, 2016, 80,000 shares of common stock acquirable upon exercise of Class H warrants and 80,000 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before May 27, 2016. Also includes 68,500 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019. Also includes 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(9)

Includes 50,000 shares of common stock acquirable upon exercise of vested options exercisable before March 29, 2016 and 750,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2019. Also includes 255,000 shares of common stock acquirable upon exercise of Class H warrants and 255,000 shares of common stock acquirable upon exercise of Class I warrants. Both classes of warrants are exercisable before May 27, 2016. Also includes 181,818 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019. Also includes 120,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(10)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 320,000 shares of common stock, 45,454 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020 held personally by Mr. Atkinson. Also includes 4,923840 shares of common stock, 463,234 shares of common stock acquirable upon exercise of Class I warrants, 463,234 shares of common stock acquirable upon exercise of Class J warrants held for the account of Forza Partners II, and 926,468 shares of common stock held for the account of Forza Partners L.P. Mr. Atkinson is also a director to the Company. The Class I and Class J warrants are exercisable before July 29, 2016. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(11)

Includes 4,100,000 shares of common stock, held personally by Nicholas Gallagher and 15,124,996 shares of common stock, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock, 2,857,142 shares of common stock acquirable upon conversion of 200 shares of Series B Preferred stock, 8,333,333 shares of common stock acquirable upon conversion of 250 shares of Series C Preferred stock, 500,000 shares of common stock acquirable upon exercise of Class I warrants, 500,000 shares of common stock acquirable upon exercise of Class J warrants, 12,333,333 shares of common stock acquirable upon exercise of Class O warrants, and 833,333 shares of common stock acquirable upon exercise of Class O-2 warrants, all held for the account of NGB Nominees Limited. The Class I and Class J warrants are exercisable before July 29, 2016. The Class O and Class O-2 warrants are exercisable before December 8, 2020. All warrants, preferred stock and notes payable in gold are exercisable and convertible within 60 days of the date of this report.

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

(14)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 48,714 shares of common stock acquirable upon exercise of Class H warrants, 84,428 shares of common stock acquirable upon exercise of Class I warrants and 35,714 shares of common stock acquirable upon exercise of Class J warrants. All warrants are exercisable before July 29, 2016. Also includes 71,000 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019. Also includes 200,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(15)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before July 7, 2023, 50,000 shares of common stock acquirable upon exercise of options exercisable before December 19, 2024, and 59,091 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019. Also includes 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(16)

Includes 72,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019. Also includes 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(17)

Includes 22,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019.

(18)

Mr. Huebner is general partner and holds position as manager of Chandalar Gold, LLC, which combined with his holdings are greater than 5% shareholder.  Includes 1,100,000 shares held personally, 550,000 shares of common stock acquirable upon exercise of Class N warrants before July 18, 2019, 2,185,487 shares of common stock acquirable upon exercise of Class N-2 warrants before July 18, 2019, and 798,582 shares of common stock acquirable upon exercise of Class P-2 warrants before June 23, 2020. Chandalar Gold, LLC holds 2,250,000 shares of common stock acquirable upon exercise of Class P warrants before June 23, 2020.

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

At December 31, 2015, $8,726 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2015.

A total of $88,098 has been accrued for directors and related party consultants, of which $19,408 was accrued during the year ended December 31, 2015.

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

Stephen M. Vincent

•

Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2015. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2015 and 2014:

Type of fee:	2015	2014	Description

Audit fees:	$34,830	$41,629	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	3,550	-0-
All other fees	750	475
Total	$39,130	$42,104

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2103
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.3	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.4	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.5	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.6	Form of Class K Warrant, incorporated by reference to exhibit 4.9 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 15, 2015
4.7	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.8	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.9	Form of Class M Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 15, 2015
4.10	Statement of Designation of Shares of Series C Preferred Stock
4.11	Form of Class N Warrant
4.12	Form of Class N-2 Warrant
4.13	Form of Class O Warrant
4.14	Form of Class P Warrant, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
4.15	Form of Class P-2 Warrant
4.16	Form of Class Q Warrant
4.17	Form of Class Q-2 Warrant
4.18	Statement of Designation of Shares of Series D Preferred Stock
4.19	Form of Class R Warrant
4.20	Form of Class R-2 Warrant
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  April 14, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 14, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 14, 2016

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 14, 2016

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 14, 2016

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

April 14, 2016

            /s/ William Orchow

William Orchow, Director

Date:

April 14, 2016

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

April 14, 2016

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

April 14, 2016

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

April 14, 2016

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer