Form 10-Q
period 2016-03-31
GOLDRICH MINING CO
filed 2016-05-16
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 16, 2016:     131,232,809

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

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

20

Item 3.  Defaults upon Senior Securities

20

Item 4.  Mine Safety Disclosure

20

Item 5.  Other Information

20

Item 6.  Exhibits

20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$ 7,745	$ 78,609
Gold Inventory	2,433	2,433
Prepaid claim fees	34,821	55,713
Prepaid expenses	67,226	21,466
Deferred financing costs	10,217	13,539
Other current assets	49,176	49,176
Total current assets	171,618	220,936

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	39,259	47,886
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	621,425	630,052
Total assets	$ 793,043	$ 850,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 320,589	$ 219,723
Related party payable	115,315	96,824
Deferred compensation	37,500	-
Notes payable in gold	509,568	509,568
Note payable, net of discount	284,038	-
Dividend payable on preferred stock	30,618	30,618
Total current liabilities	1,297,628	856,733

Long-term liabilities:
Note payable, net of discount	-	278,962
Remediation and asset retirement obligation	362,265	359,173
Total long-term liabilities	362,265	638,135
Total liabilities	1,659,893	1,494,868

Commitments (Note 8)
Stockholders' deficit:
Preferred stock; no par value, 8,999,450 shares authorized: shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,384,498	13,384,498
Accumulated deficit	(27,634,975)	(27,412,005)
Total stockholders’ deficit	(866,850)	(643,880)
Total liabilities and stockholders' deficit	$ 793,043	$ 850,988

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating expenses:
Exploration	$ 12,989	$ 15,492
Depreciation and amortization	8,628	23,823
Management fees and salaries	53,906	65,188
Professional services	31,341	31,579
General and admin	53,225	56,185
Office supplies and other	1,778	2,177
Directors' fees	10,800	14,500
Mineral property maintenance	20,893	17,338
Loss on sale of gold purchased to satisfy notes payable in gold	-	8,476
Total operating expenses	193,560	234,758

Other (income) expense:
Interest income	-	(2)
Interest expense and finance costs	29,410	31,822
Total other (income) expense	29,410	31,820

Net loss	222,970	266,578

Preferred dividends	1,896	4,424
Net loss available to common stockholders	$ 224,866	$ 271,001

Net loss per common share – basic and diluted	$ Nil	$ Nil

Weighted average common
shares outstanding-basic and diluted	131,232,809	127,537,062

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (222,970)	$ (266,578)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,628	23,823
Loss on sale of gold purchased	-	8,476
Amortization of discount on note payable and notes payable in gold	5,076	5,669
Amortization of deferred financing costs	3,322	3,852
Accretion of asset retirement obligation	3,092	2,973

Change in:
Gold inventory	-	60,112
Prepaid claim fees	20,892	17,337
Prepaid expenses	(45,761)	(286,777)
Accounts payable and accrued liabilities	100,866	66,462
Deferred compensation	37,500	-
Related party payable	18,491	11,387
Net cash used - operating activities	(70,864)	(353,264)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants,
net of offering costs	-	239,193
Net cash provided - financing activities	-	239,193

Net (decrease) in cash and cash equivalents	(70,864)	(114,071)

Cash and cash equivalents, beginning of period	78,609	206,025
Cash and cash equivalents, end of period	$ 7,745	$ 91,954

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

For periods ended March 31,	2016	2015
Convertible preferred stock Series A	900,000	1,050,000
Convertible preferred stock Series B	2,857,142	2,857,142
Convertible preferred stock Series C	8,333,333	-
Stock options	3,200,000	3,350,000
Warrants	66,586,063	48,969,397
Total possible dilution	81,876,538	56,226,539

For the three-month periods ended March 31, 2016 and 2015, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on the results of reported operations, cash flows or stockholders’ deficit.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $nil at March 31, 2016 and December 31, 2015.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. No funding has been advanced to Goldrich itself. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

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

JOINT VENTURE, CONTINUED

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

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, this Company’s President and Chief Executive Officer (“CEO”) elected to defer a portion of his salary until the Company is successful in securing financing sufficient to fund future operations. An amount of $37,500 has been deferred and is recorded as deferred compensation at March 31, 2016.

An amount of $8,726 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2015.  An amount of $16,917 and $10,406 has been accrued for fees at March 31, 2016 and March 31, 2015, respectively. These amounts are included in related party payable.

A total of $88,098 had been accrued for consultants and directors’ fees at December 31, 2015. At March 31, 2016, $98,398 is accrued for services performed, which is included in related party payable.

5.

NOTE PAYABLE

On January 24, 2014, the Company closed an unsecured senior note financing for $300,000 with a private investment firm (“the lender”) with a maturity date of January 24, 2017. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015. During the three months ended March 31, 2016, interest of $11,250 has been paid and expensed.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE, CONTINUED

At March 31, 2016, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $15,962 for a net liability of $284,038. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At March 31, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

6.

NOTES PAYABLE IN GOLD

At December 31, 2015, and March 31, 2016, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

2015 Activity

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

Warrants

At March 31, 2016, there were 66,586,063 common stock warrants outstanding with a weighted average exercise price of $0.19.  No warrants were issued and none expired during the period.

Stock Options and Stock-Based Compensation:

A summary of stock option transactions for the period ended March 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,350,000	$ 0.24	3.81	$0
Granted	-	-
Expired	(150,000)	0.52
Options outstanding and exercisable at March 31, 2016	3,200,000	$ 0.22	3.73	$0
Options available for future grants	2,075,672

For the period ended March 31, 2016, the Company recognized total share-based compensation for employees and consulting directors of $nil.

8.

COMMITMENTS

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

8.

COMMITMENTS, CONTINUED:

Following are the annual claims and labor requirements for 2016 and 2017.

	November 30, 2016	November 30, 2017
Claims Rental	$ 84,770	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 145,870	$ 151,670

The Company has a carryover to 2016 of approximately $20.7 million to satisfy its annual labor requirements. This carryover expires in the years 2016 through 2021 if unneeded to satisfy requirements in those years.

9.

SUBSEQUENT EVENTS

On April 6, 2016, the Company closed the first tranche of a private placement for total proceeds of $50,000.  The Company sold 50 shares of Series D Preferred Stock of the Company and warrants at a price per preferred share of $1,000.  Each share of Series D Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series D Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share. The placement agent received a sales commission of 5% of gross proceeds and warrants equal to 5% of the total number of warrants issued. Under certain specified circumstances, the shares are redeemable at the option of the purchaser at a rate of return on the purchase price of 15% from the date of issuance of the Preferred Shares through the date of the redemption.

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

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2016 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of March 31, 2016. In addition to these general operating expenses, we will remit approximately $554,000 to holders of gold notes payable and notes payable. We will need to raise approximately $1.5 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, reclamation costs and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2016, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At March 31, 2016, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

Results of Operations

On March 31, 2016 we had total liabilities of $1,659,893 and total assets of $793,043. This compares to total liabilities of $1,494,868 and total assets of $850,988 on December 31, 2015. As of March 31, 2016, our liabilities consist of $362,265 for remediation and asset retirement obligations, $509,568 of notes payable in gold, $284,038 of notes payable, $320,589 of trade payables and accrued liabilities, $152,815 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,297,628 is due within 12 months. The increase in liabilities compared to December 31, 2015 is largely due to an increase in trade and related party payables. The decrease in total assets was due to payment of accounts and trade payables during the quarter ended March 31, 2016.

On March 31, 2016 we had negative working capital of $1,126,010 and a stockholders’ deficit of $866,850 compared to negative working capital of $635,797 and stockholders’ deficit of $643,880 for the year ended December 31, 2015. Working capital decreased during the quarter ended March 31, 2016 due to the classification of a Note payable to current status and accruals of accounts and trade payables that exceeded payments made against those same types of liabilities.. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2016.

During the three months ended March 31, 2016, we used cash from operating activities of $70,864 compared to $353,264 for 2015. Net losses decreased marginally year over year due to decreases in depreciation of equipment sold in prior years, reduced mine preparation and oversight costs. Net operating losses were $222,970 and $266,578 for the three months ended March 31, 2016 and 2015, respectively, including depreciation of $8,628 and $23,823 for the respective quarters.

During the three months ended March 31, 2016, and 2015 respectively, we used no cash in investing activities.

During the three months ended March 31, 2016, cash of $nil was provided by financing activities, compared to cash of $239,193 provided during the same period of 2015.

Private Placement Offerings

Unit Private Placement

None

Notes Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015. During the three months ended March 31, 2016, interest of $11,250 has been paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At March 31, 2016, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $15,962 for a net liability of $284,038. The lender elected to defer at least the second through the fifth tranches of the note advances pending the resolution and additional due diligence related to a lien that was placed on our claims in December 2013 by our joint venture partner, which was subsequently released during the quarter ended March 31, 2014. At March 31, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

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

On October 22, 2014, the Company delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. The Company paid $1,245 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015.

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

At December 31, 2015, and March 31, 2016, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

Subsequent Events

On April 6, 2016, the Company announced that it has closed the first tranche of a private placement for total proceeds of $50,000.  The Company sold 50 shares of Series D Preferred Stock of the Company and warrants at a price per preferred share of $1,000.  Each share of Series D Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series D Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share.  NGB Capital Limited acted as the placement agent for the Offering and was paid a sales commission of 5% of gross proceeds raised from the Offering and placement agent warrants equal to 5% of the total number of warrants issued.  Each placement agent warrant is exercisable to purchase one share of common stock of the Company at $0.045 and shall be exercisable for five years following the closing date.  In the event that the Company sells any or all of its assets, in any combination, whether pursuant to a merger, share exchange, stock purchase, business combination or other similar transaction, for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Preferred Shares, the Purchaser shall have the right to demand that the Company redeem all or some of the outstanding Securities (the Preferred Shares, the Warrants, the Warrant Shares and the Conversion Shares) at a redemption price equal to the aggregate purchase price of such Securities being redeemed plus an additional amount equivalent to the amount of interest that would have accrued on the aggregate purchase price of the Securities being redeemed at a rate of 15% from the date of issuance of the Preferred Shares through to the date of redemption.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended March 31, 2016.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2016, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 16, 2015

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2015

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer