Form 10-Q
period 2016-06-30
GOLDRICH MINING CO
filed 2016-08-22
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 17, 2016:     131,232,809

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

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

21

Item 3.  Defaults upon Senior Securities

21

Item 4.  Mine Safety Disclosure

21

Item 5.  Other Information

21

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$ 18,967	$ 78,609
Gold Inventory	2,433	2,433
Prepaid claim fees	13,928	55,713
Prepaid expenses	57,088	21,466
Other current assets	49,176	49,176
Total current assets	141,592	207,397

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	30,879	47,886
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	613,045	630,052
Total assets	$ 754,637	$ 837,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 319,710	$ 219,723
Related party payable	131,526	96,824
Deferred compensation	82,500	-
Notes payable in gold	509,568	509,568
Note payable, net of discount	281,960	-
Dividend payable on preferred stock	30,618	30,618
Total current liabilities	1,355,882	856,733

Long-term liabilities:
Note payable, net of discount	-	265,423
Remediation and asset retirement obligation	365,357	359,173
Total long-term liabilities	365,357	624,596
Total liabilities	1,721,239	1,481,329

Commitments (Note 8)
Stockholders' deficit:
Preferred stock; no par value, 8,999,200 shares authorized:
no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 100 shares issued and outstanding, $100,000 liquidation preference	-	-
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,484,498	13,384,498
Accumulated deficit	(27,834,727)	(27,412,005)
Total stockholders’ deficit	(966,602)	(643,880)
Total liabilities and stockholders' deficit	$ 754,637	$ 837,449

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Exploration	$ 8,874	$ 186	$ 21,863	$ 15,678
Depreciation and amortization	8,379	21,191	17,007	45,014
Management fees and salaries	56,063	52,031	109,969	117,219
Professional services	11,913	12,408	43,254	43,987
General and administrative	54,347	64,948	107,572	121,133
Office supplies and other	3,856	1,469	5,634	3,646
Directors' fees	5,600	5,100	16,400	19,600
Mineral property maintenance	20,893	19,037	41,785	36,375
Change in remediation estimate		(111,000)		(111,000)
Loss on sale of gold purchased to satisfy notes payable in gold	-	-	-	8,476
Gain on sale of joint venture cash distribution interest	-	(986,192)	-	(986,192)
Total operating expenses (income)	169,925	(920,822)	363,484	(686,064)

Other (income) expense:
Interest income	-	(32)	-	(34)
Interest expense and finance costs	29,829	31,547	59,239	63,369
Total other (income) expense	29,829	31,515	59,239	63,335

Net income (loss)	(199,754)	889,307	(422,723)	622,729

Deemed dividend on Series D Preferred stock	(52,742)	-	(52,742)	-
Preferred dividends	(1,896)	(25)	(3,792)	(4,399)
Net income (loss) available to common stockholders	$ (254,392)	$ 889,282	$ (479,257)	$ 618,330

Net income (loss) per common share – basic	$ (Nil)	$ 0.01	$ (Nil)	$ Nil
Net income (loss) per common share - diluted	$ (Nil)	$ 0.01	$ (Nil)	$ Nil

Weighted average common
shares outstanding - basic	131,232,809	130,983,355	131,232,809	129,013,798
Weighted average common
shares outstanding - diluted	131,232,809	135,018,016	131,232,809	133,003,736

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$ (422,723)	$ 622,729
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,007	45,014
Gain on sale of joint venture cash distribution interest	-	(986,192)
Loss on sale of gold purchased	-	8,476
Amortization of discount on note payable and notes payable in gold	10,015	11,190
Amortization of deferred financing costs	6,523	7,573
Accretion of asset retirement obligation	6,184	5,946

Change in:
Gold inventory	-	60,112
Prepaid claim fees	41,784	34,675
Prepaid expenses	(35,622)	(58,097)
Accounts payable and accrued liabilities	99,987	106,100
Deferred compensation	82,500	37,500
Related party payable	34,703	12,519
Accrued remediation costs	-	(413,891)
Net cash used - operating activities	(159,642)	(506,346)
Cash flows from investing activities:
Net proceeds from sale of joint venture cash distribution
interest	-	1,074,836
Net cash provided - investing activities	-	1,074,836
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs		249,193
Proceeds from issuance of preferred stock and warrants, net of offering costs	100,000	-
Net cash provided – financing activities	100,000	249,193

Net increase (decrease) in cash and cash equivalents	(59,642)	817,683

Cash and cash equivalents, beginning of period	78,609	206,025
Cash and cash equivalents, end of period	$ 18,967	$ 1,023,708

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Beneficial conversion feature on preferred stock	$ 47,258	$ -
Fair value of warrants issued in sale of joint venture cash distribution	$ -	$ 88,644
Relative fair value of warrants issued with preferred stock	$ 52,742	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

Earnings (Loss) Per Common Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2016, there were 131,232,809 shares of our common stock issued and outstanding.

The following table reconciles weighted average shares outstanding used in computations of basic and diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$ (199,754)	$ 889,307	$ (422,723)	$ 622,729
Preferred dividends	(54,638)	(25)	(56,534)	(4,399)
Net income (loss) available to common stockholders	$ (254,392)	$ 889,282	$ (479,257)	$ 618,330

Denominator:
Basic weighted average common shares	131,232,809	130,983,355	131,232,809	129,013,798
Dilutive preferred stock, stock options and warrants	-	4,034,661	-	3,989,938
Diluted weighted average common shares	131,232,809	135,018,016	131,232,809	133,003,736
Basic earnings (loss) per common share:
Net income (loss) per common share – basic	$ (Nil)	$ 0.01	$ (Nil)	$ Nil
Diluted earnings (loss) per common share:
Net income (loss) per common share – diluted	$ (Nil)	$ 0.01	$ (Nil)	$ Nil

For the three- and six-month periods ended June 30, 2016, the respective effect of the Company’s 22,635,054 and 22,144,290 options and other common stock equivalents would have been anti-dilutive.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The provisions of ASU No. 2015-03 require companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. The guidance in the ASU is effective for fiscal years beginning after December 15, 2015. The effect of adopting this provision was to classify $7,017 and $13,539 of deferred financing against the related notes payable at June 30, 2016 and December 31, 2015, respectively.

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

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $nil at June 30, 2016 and December 31, 2015.

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

As part of the purchase, CGL received 2,250,000 Series P Warrants and an option to acquire an additional 10% Distribution Interest in the cash flows Goldrich receives from its interest in GNP. Each Series P Warrant is exercisable to purchase one share of common stock of the Company at $0.07, for a period of five (5) years. The Distribution Interest option to purchase an additional 10% of Goldrich’s future cash flow from GNP in consideration of a one-time cash payment of $1.3 million was not exercised before July 1, 2016 and has expired.

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

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, the salary of the Company’s President and Chief Executive Officer (“CEO”) were deferred due to a lack of finances. An amount of $82,500 and $nil has been deferred and is recorded as deferred compensation at June 30, 2016 and December 31, 2015, respectively.

Beginning in January 2016, the fees of the Company’s Chief Financial Officer (“CFO”) were deferred due to a lack of finances. An amount of $28,028 and $8,726 has been accrued for his fees at June 30, 2016 and December 31, 2015, respectively. The CFO’s fees for the six month periods ended June 30, 2016 and June 30, 2015 were $27,469 and $27,219 respectively. These amounts are included in related party payable.

A total of $88,098 had been accrued for directors’ fees at December 31, 2015. At June 30, 2016, $103,498 is accrued for their services performed, which is included in related party payable. Fees for the six months periods ended June 30, 2016 and June 30, 2015 were $16,400 and $19,600 respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE

On January 24, 2014, the Company closed an unsecured senior note financing for $300,000 with a private investment firm (“the lender”) with a maturity date of January 24, 2017. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015. During the six months ended June 30, 2016, interest of $22,500 has been paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At June, 2016, the Company had outstanding a total note payable of $300,000 less remaining unamortized discounts of $18,040 for a net liability of $281,960. The lender elected to defer at least the second through the fifth tranches of the note. At June 30, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

6.

NOTES PAYABLE IN GOLD

At December 31, 2015 and June 30, 2016, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

2016 Activity

On April 6, 2016 and June 13, 2016, the Company completed the first and second tranches of an offer and sale of 100 shares of Series D Preferred stock, resulting in net proceeds of $100,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series D Preferred Stock, the Company issued a total of 3,333,333, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $47,258, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

	April 6, 2016	June 13, 2016
Risk-free interest rate	1.2%	1.14%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	147.2%	149.6%

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Additionally, a beneficial conversion feature of $52,742 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to additional paid in capital at the date of issuance.

Subsequent to the quarter end, the Company completed the third and final tranche of 50 shares of Preferred D stock, with attached warrants, resulting in net proceeds of $50,000 to the Company (See Note 9, Subsequent Events).

2015 Activity

On December 7, 2015, the Company completed the offer and sale of 250 shares of Series C Preferred stock, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series C Preferred Stock, the Company issued a total of 9,166,666, five-year Class Q warrants to purchase shares of the Company’s common stock, including 833,333 broker warrants. The Class Q warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $116,162 as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

Risk-free interest rate	1.68%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	141.9%

Additionally, a beneficial conversion feature of $81,250 was determined to exist, which represented a deemed dividend to the holder of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

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

Warrants

During the six-month period ended June 30, 2016, 5,125,936 class H warrants expired, 5,125,935 class I warrants expired, and 3,333,333 class R warrants were issued. At June 30, 2016, there were 59,667,525 common stock warrants outstanding with a weighted average exercise price of $0.156 and a weighted average remaining term of 3.39 years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Stock Options and Stock-Based Compensation:

A summary of stock option transactions for the period ended June 30, 2016 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,350,000	$ 0.24	3.81	$0
Granted	-	-
Expired	(150,000)	.52
Options outstanding and exercisable at June 30, 2016	3,200,000	$ 0.22	3.73	$0
Options available for future grants	2,075,672

For the periods ended June 30, 2016 and 2015, the Company recognized total share-based compensation for employees and consulting directors of $nil.

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

9.

SUBSEQUENT EVENTS

On August 1, 2016, the Company closed the third and final tranche of a private placement for total proceeds of $50,000.  The Company sold 50 shares of Series D Preferred Stock of the Company and warrants at a price per preferred share of $1,000.  Each share of Series D Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series D Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share. Under certain specified circumstances, the shares are redeemable at the option of the purchaser at a rate of return on the purchase price of 15% from the date of issuance of the Preferred Shares through the date of the redemption.

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

Concerning our placer operations, in 2015, the first stage of plant construction was completed and extraction began in early August and continued through September 12th. The plant will normally run from June to mid-September of each year. The plant began shakedown procedures during the first week of August. Initial gold extraction of approximately 53 ounces of fine gold was on August 9th and average daily extraction rose to approximately 103 ounces of fine gold per day for the extraction season. The 2015 extraction season was 35 days but the normal extraction season is approximately 107 days, subject to weather. A total of approximately 4,400 ounces of alluvial gold, equivalent to approximately 3,600 ounces of gold, were extracted. Experience with the equipment and the mineralized deposit should improve the average. Plant modifications and additional equipment are also being considered. During 2015, GNP transported seven additional forty-ton rock trucks over the winter trail to the mine site, bringing the fleet total to thirteen trucks in all

The 2016 mining season has included processing mineralized materials stockpiled in 2015 as well as pay gravel mined in 2016. As of August 17, 2016, approximately 5,430 ounces of fine gold had been processed, of which approximately 2,488 ounces of fine gold had been produced as of June 30, 2016. Since the beginning of July, the gold processed was from the upper half of Little Squaw Creek but most of it was from outside the area of mineralized material previously delineated by Goldrich. Production will continue approximately through mid-September subject to weather.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2016 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of June 30, 2016. In addition to these general operating expenses, we will remit approximately $554,000 to holders of gold notes payable and notes payable. We will need to raise approximately $1.5 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, reclamation costs and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2016, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At June 30, 2016, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. In addition, GNP has processed approximately 5,430 ounces of fine gold during the 2016 season through August 17, 2016.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On June 30, 2016 we had total liabilities of $1,721,239 and total assets of $754,637. This compares to total liabilities of $1,481,329 and total assets of $837,449 on December 31, 2015. As of June 30, 2016, our liabilities consist of $365,357 for remediation and asset retirement obligations, $509,568 of notes payable in gold, $281,960 of notes payable, $319,710 of trade payables and accrued liabilities, $214,026 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,355,882 is due within 12 months. The increase in liabilities compared to December 31, 2015 is largely due to an increase in trade and related party payables. The decrease in total assets was due to a decrease in cash, which was paid for accounts and trade payables during the six months ended June 30, 2016.

On June 30, 2016 we had negative working capital of $1,214,290 and a stockholders’ deficit of $966,602 compared to negative working capital of $649,336 and stockholders’ deficit of $643,880 for the year ended December 31, 2015. Working capital decreased during the six months ended June 30, 2016 due to the classification of a Note payable to current status and accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2016.

During the six months ended June 30, 2016, we used cash from operating activities of $159,642 compared to $506,346 for 2015. Net losses decreased year over year due to decreases in depreciation of equipment sold in prior years and the non-recurrence of a change in remediation estimate that occurred in the prior year. Net operating loss of $422,723 compared to net income of $622,729 for the six months ended June 30, 2016 and 2015, respectively, including depreciation of $17,007 and $45,014 for the respective periods. The net income for the June 30, 2015 period included a $111,000 gain from a change in remediation estimate and a gain of $986,192 on sale of a joint venture cash distribution interest.

During the six months ended June 30, 2016 we used no cash in investing activities compared to $1,074,836 cash provided by investing activities for June 30, 2015.

During the six months ended June 30, 2016, cash of $100,000 was provided by financing activities, compared to cash of $249,193 provided during the same period of 2015.

Private Placement Offerings

Unit Private Placement

On April 6, 2016 and June 13, 2016, we completed the first and second tranches of an offer and sale of 100 shares of Series D Preferred stock, resulting in net proceeds of $100,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series D Preferred Stock, we issued a total of 3,333,334, five-year Class R warrants to purchase shares of our common stock. The Class R warrants have an exercise price of $0.045 per share of our common stock and had a relative fair value of $47,258, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

	April 6, 2016	June 13, 2016
Risk-free interest rate	1.2%	1.14%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	147.2%	149.6%

Additionally, a beneficial conversion feature of $52,742 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. Both the fair value of the warrants and the beneficial conversion feature were charged to Additional paid in capital at the date of issuance.

The Series D Preferred Stock includes a redemption feature which, in the event the Company sells any or all of its assets for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Series D Preferred Shares, the holders have the right to redeem all or some of the outstanding securities. The redemption price would be equal to the purchase price plus an additional amount equivalent to the amount of interest that would have accrued on the purchase price at a rate of 15% from the date of issuance of the Series D Preferred Shares through the date of redemption.

The holders of the Series D Preferred Stock cannot trigger or otherwise require the sale of the assets through representation on the board of directors, or through other rights, because the decision to sell all or substantially all of the issuer's assets and the distribution to common stockholders is solely within the Company’s control.  Company management has concluded under Accounting Standards Codification (“ASC”) 480 there could not be a "hostile" asset sale whereby a triggering event could occur without the Company’s approval, and therefore, classifying the Series D Preferred Stock and associated warrants in permanent equity is appropriate.

Subsequent to the quarter end, we completed the third and final tranche of 50 shares of Preferred D stock, with attached warrants, resulting in net proceeds of $50,000 to the Company (See, Subsequent Events).

Notes Payable

On January 24, 2014, we closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015. During the six months ended June, 2016, interest of $22,500 has been paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, our wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. (See Note 3 Joint Venture). The note contains standard default provisions, including failure to pay interest and principal when due.

At June 30, 2016, we had outstanding a total note payable of $300,000 less remaining unamortized discounts of $11,023 for a net liability of $288,977. The lender elected to defer at least the second through the fifth tranches of the note advances. At June 30, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

Notes Payable in Gold

During 2013, we issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, we agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts contain standard terms regarding delivery and receipt of gold and payment of delivery costs. We paid a finder’s fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs, which was fully amortized at the original maturity date in November 2014.

On October 22, 2014, we delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. We paid $1,245 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015.

On November 30, 2015, we again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2015 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2016, with the following significant terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2015 In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

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

At December 31, 2015, and June 30, 2016, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

We are not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, we may be required to renegotiate the terms of the notes with the holders to avoid default. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting.

Subsequent Events

On August 1, 2016, we closed the third and final tranche of a private placement for total proceeds of $50,000.  We sold 50 shares of Series D Preferred Stock of the Company and warrants to purchase shares of the Company’s common stock at a price per preferred share of $1,000.  Each share of Series D Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series D Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share. Under certain specified circumstances, the shares are redeemable at the option of the purchaser at a rate of return on the purchase price of 15% from the date of issuance of the Preferred Shares through the date of the redemption.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended June 30, 2016.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2016, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 19, 2016

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2016

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer