Form 10-Q
period 2016-09-30
GOLDRICH MINING CO
filed 2016-11-14
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer   ☐        Accelerated filer    ☐   Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2016:     131,232,809

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

22

Item 1A.  Risk Factors

22

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

22

Item 3.  Defaults upon Senior Securities

22

Item 4.  Mine Safety Disclosure

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$ 84,994	$ 78,609
Gold inventory	2,433	2,433
Prepaid claim fees	77,706	55,713
Prepaid expenses	36,081	21,466
Other current assets	49,176	49,176
Total current assets	250,390	207,397

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	24,567	47,886
Mining properties and claims	582,166	582,166
Total property, plant, equipment and mining claims	606,733	630,052
Total assets	$ 857,123	$ 837,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 382,333	$ 219,723
Related party payable	149,619	96,824
Deferred compensation	127,500	-
Notes payable in gold	509,568	509,568
Note payable, net of discount	289,857	-
Dividend payable on preferred stock	30,618	30,618
Total current liabilities	1,489,495	856,733

Long-term liabilities:
Note payable, net of discount	-	265,423
Remediation and asset retirement obligation	368,448	359,173
Total long-term liabilities	368,448	624,596
Total liabilities	1,857,943	1,481,329

Commitments (Note 8)

Stockholders' deficit:
Preferred stock; no par value, 8,999,000 shares authorized:
no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 150 and 0 shares issued and outstanding, respectively, $100,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, 100 and 0 shares issued and outstanding, respectively, $100,000 liquidation preference	-	-
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,634,498	13,384,498
Accumulated deficit	(28,018,945)	(27,412,005)
Total stockholders’ deficit	(1,000,820)	(643,880)
Total liabilities and stockholders' deficit	$ 857,123	$ 837,449

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses:
Exploration	$ 8,472	$ 103,041	$ 30,335	$ 118,719
Depreciation and amortization	6,312	9,698	23,319	54,712
Management fees and salaries	53,094	58,031	163,063	175,250
Professional services	5,633	6,913	48,887	50,900
General and administrative	49,317	68,924	156,889	188,472
Office supplies and other	1,038	3,278	6,672	6,720
Directors' fees	10,200	5,400	26,600	25,000
Mineral property maintenance	20,993	18,522	62,777	54,897
Change in remediation estimate		(8,025)		(117,236)
Loss on sale of gold purchased to satisfy notes payable in gold	-	-	-	8,476
Loss (gain) on sale of joint venture cash distribution interest	-	6,913	-	(979,279)
Total operating expenses (income)	155,059	272,695	518,542	(413,369)

Other (income) expense:
Interest income	-	(115)	-	(149)
Interest expense and finance costs	29,159	31,735	88,398	95,104
Total other (income) expense, net	29,159	31,620	88,398	94,955

Net income (loss)	(184,218)	(304,315)	(606,940)	318,414

Deemed dividend on Series D Preferred stock	(26,163)	-	(78,905)	-
Deemed dividend on Series E Preferred stock	(76,257)	-	(76,257)
Preferred dividends	(1,917)	(2,236)	(5,708)	(6,635)
Net income (loss) available to common stockholders	$ (288,555)	$ (306,551)	$ (767,810)	$ 311,779

Net income (loss) per common share – basic	$ (Nil)	$ (Nil)	$ (0.01)	$ Nil

Net income (loss) per common share - diluted	$ (Nil)	$ (Nil)	$ (0.01)	$ Nil

Weighted average common shares outstanding - basic	131,232,809	131,082,809	131,232,809	129,511,006

Weighted average common shares outstanding - diluted	131,232,809	131,082,809	131,232,809	133,418,148

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$ (606,940)	$ 318,414

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,319	54,744
Gain on sale of joint venture cash distribution interest	-	(979,279)
Change in remediation estimate	-	(117,236)
Loss on sale of gold purchased	-	8,476
Amortization of discount on note payable and notes payable in gold	10,895	16,568
Amortization of deferred financing costs	13,539	11,164
Accretion of asset retirement obligation	9,275	8,918

Change in:
Gold inventory	-	60,112
Prepaid claim fees	(21,993)	(30,372)
Prepaid expenses	(14,615)	(25,688)
Other current assets	-	7,556
Accounts payable and accrued liabilities	162,610	278,798
Deferred compensation	127,500	-
Related party payable	52,795	29,193
Accrued remediation and asset retirement obligation costs	-	(760,764)
Net cash used - operating activities	(243,615)	(1,119,396)

Cash flows from investing activities:
Net proceeds from sale of joint venture cash distribution
interest	-	1,074,836
Net cash provided - investing activities	-	1,074,836

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	241,831
Proceeds from issuance of preferred stock and warrants	250,000	-
Net cash provided – financing activities	250,000	241,831

Net increase in cash and cash equivalents	6,385	197,271

Cash and cash equivalents, beginning of period	78,609	206,025
Cash and cash equivalents, end of period	$ 84,994	$ 403,296

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Beneficial conversion feature on preferred stock	$ 155,162	$ -
Fair value of warrants issued in sale of joint venture cash distribution	$ -	$ 88,644
Relative fair value of warrants issued with preferred stock	$ 94,838	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

Earnings (Loss) Per Common Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2016, there were 131,232,809 shares of our common stock issued and outstanding.

The following table reconciles weighted average shares outstanding used in computations of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$ (184,218)	$ (304,315)	$ (606,940)	$ 318,414
Preferred dividends	(104,337)	(2,236)	(160,870)	(6,635)
Net income (loss) available to common stockholders	$ (288,555)	$ (306,551)	$ (767,810)	$ 311,779

Denominator:
Basic weighted average common shares	131,232,809	131,082,809	131,232,809	129,511,006
Dilutive preferred stock, stock options and warrants	-	-	-	3,907,142
Diluted weighted average common shares	131,232,809	131,082,809	131,232,809	133,418,148
Basic earnings (loss) per common share:
Net income (loss) per common share – basic	$ (Nil)	$ (Nil)	$ (0.01)	$ Nil
Diluted earnings (loss) per common share:
Net income (loss) per common share – diluted	$ (Nil)	$ (Nil)	$ (0.01)	$ Nil

For the three and nine month periods ended September 30, 2016, and the three months ended September 30, 2015, the respective effect of the Company’s options and warrants would have been anti-dilutive.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The provisions of ASU No. 2015-03 require companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. The guidance in the ASU is effective for fiscal years beginning after December 15, 2015. The effect of adopting this provision was to classify $13,539 of deferred financing against the related notes payable at December 31, 2015.

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

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current period’s presentation. These reclassifications have no effect on the results of reported operations, cash flows or stockholders’ deficit as previously reported.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, “production” is as defined by the JV agreement. As part of the agreement, Goldrich and NyacAU formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which totals $nil at September 30, 2016 and December 31, 2015.

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

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, the salary of the Company’s President and Chief Executive Officer (“CEO”) was deferred due to a lack of finances. An amount of $127,500 and $nil has been deferred and is recorded as deferred compensation at September 30, 2016 and December 31, 2015, respectively.

Beginning in January 2016, the fees of the Company’s Chief Financial Officer (“CFO”) were deferred due to a lack of finances. An amount of $35,921 and $8,726 has been accrued for his fees at September 30, 2016 and December 31, 2015, respectively. The CFO’s fees for the nine month periods ended September 30, 2016 and September 30, 2015 were $35,563 and $40,250 respectively. These amounts are included in related party payable.

A total of $88,098 had been accrued for directors’ fees at December 31, 2015. At September 30, 2016, $113,698 is accrued for their services performed, which is included in related party payable. Director fees for the nine months periods ended September 30, 2016 and September 30, 2015 were $26,600 and $25,500 respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE

On January 24, 2014, the Company closed an unsecured senior note financing for $300,000 with a private investment firm (“the lender”) with a maturity date of January 24, 2017. Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 was paid and expensed during the year ended December 31, 2015. During the nine months ended September 30, 2016, interest of $33,750 was paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At September 30, 2016, the Company had an outstanding total note payable of $300,000 less remaining unamortized discounts of $10,143 for a net liability of $289,857. The lender elected to defer at least the second through the fifth tranches of the note. At September 30, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

6.

NOTES PAYABLE IN GOLD

At September 30, 2016 and December 31, 2015, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

The Company is not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, the Company may be required to renegotiate the terms of the notes with the holders to avoid default.

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

2016 Activity

On September 30, 2016, the Company completed the first tranche of an offer and sale of 100 shares of Series E Preferred stock, resulting in net proceeds of $100,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series E Preferred Stock, the Company issued a total of 3,333,333, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $23,743, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

September 30, 2016
Risk-free interest rate	1.14%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	152.8%

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED:

Additionally, a beneficial conversion feature of $76,257 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series E on the Company’s balance sheet.

On April 6, 2016, June 13, 2016, and August 1, 2016, the Company completed the first, second and third tranches of an offer and sale of 150 shares of Series D Preferred stock, resulting in combined net proceeds of $150,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series D Preferred Stock, the Company issued a total of 5,000,000, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $71,095, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

	April 6, 2016	June 13, 2016	August 1, 2016
Risk-free interest rate	1.2%	1.14%	1.06%
Expected dividend yield	0	0	0
Expected term (in years)	5	5	5
Expected volatility	147.2%	149.6%	152.6%

Additionally, a beneficial conversion feature of $78,905 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series D on the Company’s balance sheet.

Each share of Series D and Series E Preferred Stock is convertible into common shares of the Company equal in number to $1,000.00 divided by $0.03 per share of common stock. The purchaser of each share of Series D and Series E Preferred Stock also received Series R Warrants exercisable to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (with fractional shares omitted), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per share of common stock.

In the event that the Company sells any or all of its assets, in any combination, whether pursuant to a merger, share exchange, stock purchase, business combination or other similar transaction, for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Preferred Shares, the Purchaser shall have the right to demand that the Company redeem all or some of the outstanding Securities (the Preferred Shares, the Warrants, the Warrant Shares and the Conversion Shares) at a redemption price equal to the aggregate purchase price of such Securities being redeemed plus an additional amount equivalent to the amount of interest that would have accrued on the aggregate purchase price of the Securities being redeemed at a rate of 15% from the date of issuance of the Preferred Shares through to the date of redemption. The Company is in control of these features.

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

Warrants

During the nine-month period ended September 30, 2016, 5,125,936 class H warrants expired, 12,443,913 class I warrants expired, 7,317,978 class J warrants expired and 8,333,333 class R warrants were issued. At September 30, 2016, there were 50,031,569 common stock warrants outstanding with a weighted average exercise price of $0.088 and a weighted average remaining term of 3.3 years.

Stock Options and Stock-Based Compensation:

A summary of stock option transactions for the period ended September 30, 2016 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,350,000	$ 0.24	3.81	$0
Granted	-	-
Expired	(150,000)	.52
Options outstanding and exercisable at September 30, 2016	3,200,000	$ 0.22	3.23	$0
Options available for future grants	2,075,672

For the three and nine month periods ended September 30, 2016 and 2015, the Company recognized total share-based compensation for employees and consulting directors of $nil.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

The Company has a carryover to 2017 of approximately $22.1 million to satisfy its annual labor requirements. This carryover expires in the years 2017 through 2022 if unneeded to satisfy requirements in those years.

9.

SUBSEQUENT EVENTS

On November 2, 2016, the Company closed the second tranche of a private placement for total proceeds of $100,000.  We sold 100 shares of Series E Preferred Stock of the Company and warrants to purchase shares of the Company’s common stock at a price per preferred share of $1,000.  Each share of Series E Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series E Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share.

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for significant exploration in recent years. Because of the weak financial markets, we endeavored to develop our placer properties as a source of internal cash to protect us from future market fluctuations and to provide funds for future exploration.

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

In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. Through September 30, 2016, approximately $23.8 million has been invested by GNP to develop the mine. Plant and mine construction for the first stage of extraction were completed during the 2015 season. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

Chandalar Mine

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

During 2015, Goldrich also removed a mine waste road built in 2010 and completed related remediation activities. The Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

The 2016 mining season included processing mineralized materials stockpiled in 2015 as well as pay gravel mined in 2016. A total of 10,208 troy ounces, or approximately 8,330 ounces of fine gold were processed during the 2016 mining season. Since the beginning of July, the gold processed was from the upper half of Little Squaw Creek but most of the gold produced was from outside the area of mineralized material previously delineated by Goldrich. Production activities concluded for the season on September 21, 2016.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2016 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses over the next 12 months as of September 30, 2016. In addition to these general operating expenses, we will remit approximately $300,000 to holders of notes payable and distribute 394.788 of produced ounces of fine gold to holders of notes payable in gold. These amounts due to holders of notes payable and notes payable in gold will need to be renegotiated to extend the due dates to avoid default under the contracts. We will need to raise approximately $1.5 million to $1.7 million in the next 12 months to completely fund our planned exploration expenditures, reclamation costs and general working capital requirements. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2016, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us.  The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At September 30, 2016, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

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

On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. In addition, GNP has processed approximately 10,208 troy ounces, or approximately 8,330 ounces of fine gold during the 2016 season which ended September 21, 2016.  A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On September 30, 2016 we had total liabilities of $1,857,943 and total assets of $857,123. This compares to total liabilities of $1,481,329 and total assets of $837,449 on December 31, 2015. As of September 30, 2016, our liabilities consist of $368,448 for remediation and asset retirement obligations, $509,568 of notes payable in gold, $289,857 of notes payable, $382,333 of trade payables and accrued liabilities, $149,619 due to related parties, $127,500 for deferred compensation, and $30,618 for dividends payable. Of these liabilities, $1,489,495 is due within 12 months. The increase in liabilities compared to December 31, 2015 is largely due to an increase in trade and related party payables. The increase in total assets was due to an increase in cash, which was raised through private placements of preferred stock during the nine months ended September 30, 2016, as well as increases in prepaid claims fees and operating expenses.

On September 30, 2016 we had negative working capital of $1,239,105 and a stockholders’ deficit of $1,000,820 compared to negative working capital of $649,336 and stockholders’ deficit of $643,880 for the year ended December 31, 2015. Working capital decreased during the nine months ended September 30, 2016 due to the classification of a Note payable to current status and accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2016, which was partially offset by equity raised in private placements.

During the nine months ended September 30, 2016, we used cash from operating activities of $243,615 compared to $1,119,396 for 2015. Net losses decreased year over year due to decreases in depreciation of equipment sold in prior years, the non-recurrence of a gain on the sale of a joint venture cash distribution interest, and the non-recurrence of a change in remediation estimate that occurred in the prior year. Net operating loss of $606,940 compared to net income of $318,414 for the nine months ended September 30, 2016 and 2015, respectively, including depreciation of $23,319 and $54,744 for the respective periods. The net income for the September 30, 2015 period included a $117,236 gain from a change in remediation estimate and a gain of $979,279 on sale of a joint venture cash distribution interest.

During the nine months ended September 30, 2016 we used no cash in investing activities compared to $1,074,836 cash provided by investing activities for September 30, 2015.

During the nine months ended September 30, 2016, cash of $250,000 was provided by financing activities, compared to cash of $241,831 provided during the same period of 2015.

Private Placement Offerings

Unit Private Placement

2016 Activity

On September 30, 2016, the Company completed the first tranche of an offer and sale of 100 shares of Series E Preferred stock, resulting in net proceeds of $100,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series E Preferred Stock, the Company issued a total of 3,333,333, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $23,743, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

September 30, 2016
Risk-free interest rate	1.14%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	152.8%

Additionally, a beneficial conversion feature of $76,257 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series E on the Company’s balance sheet.

Subsequent to the quarter end, we completed the second tranche of the Preferred E placement, resulting in net proceeds of $100,000. (See, subsequent events).

On April 6, 2016, June 13, 2016, and August 1, 2016, the Company completed the first, second and third tranches of an offer and sale of 150 shares of Series D Preferred stock, resulting in net proceeds of $150,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series D Preferred Stock, the Company issued a total of 5,000,000, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $71,095, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

	April 6, 2016	June 13, 2016	August 1, 2016
Risk-free interest rate	1.2%	1.14%	1.06%
Expected dividend yield	0	0	0
Expected term (in years)	5	5	5
Expected volatility	147.2%	149.6%	152.6%

Additionally, a beneficial conversion feature of $78,905 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series D on the Company’s balance sheet.

Each share of Series D and Series E Preferred Stock is convertible into common shares of the Company equal in number to $1,000.00 divided by $0.03 per share of common stock. The purchaser of each share of Series D and Series E Preferred Stock also received Series R Warrants exercisable to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (with fractional shares omitted), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per share of common stock.

In the event that the Company sells any or all of its assets, in any combination, whether pursuant to a merger, share exchange, stock purchase, business combination or other similar transaction, for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Preferred Shares, the Purchaser shall have the right to demand that the Company redeem all or some of the outstanding Securities (the Preferred Shares, the Warrants, the Warrant Shares and the Conversion Shares) at a redemption price equal to the aggregate purchase price of such Securities being redeemed plus an additional amount equivalent to the amount of interest that would have accrued on the aggregate purchase price of the Securities being redeemed at a rate of 15% from the date of issuance of the Preferred Shares through to the date of redemption. The Company is in control of these features.

Notes Payable

On January 24, 2014, we closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). Per the note agreement, the $300,000 is the first of six-staged loans for total aggregate amount of up to $2 million. The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during the year ended December 31, 2015. During the nine months ended September 30, 2016, interest of $33,750 has been paid and expensed.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, our wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. (See Note 3 Joint Venture). The note contains standard default provisions, including failure to pay interest and principal when due.

At September 30, 2016, we had outstanding a total note payable of $300,000 less remaining unamortized discounts of $10,143 for a net liability of $289,857. The lender elected to defer at least the second through the fifth tranches of the note advances. At September 30, 2016, the lender retains the right to lend the contracted amounts of the second through fifth tranches of the note.

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

On October 22, 2014, we delivered 12.405 ounces of fine gold to one note holder and renegotiated terms with the other holders. This gold was purchased and delivered outside the original contract, which required delivery of produced gold, to settle the default condition with this note holder. We paid $1,245 per ounce on the date of delivery. A default condition arising from the non-delivery of the gold in 2014 was alleviated by agreements with the other three note holders to extend the delivery date of gold to November 30, 2015 which was subsequently renegotiated again to extend the delivery date of gold to November 30, 2016, with the following significant terms:

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

At December 31, 2015, and September 30, 2016, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold deliverable at November 30, 2016.

We are not required to purchase gold on the open market to meet delivery obligations. In the event that sufficient gold is not produced to meet future distribution requirements, we may be required to renegotiate the terms of the notes with the holders to avoid default. A renegotiation or default may require a change in future accounting treatment to that of derivative accounting.

Subsequent Events

On November 2, 2016, we closed the second tranche of a private placement for total proceeds of $100,000.  We sold 100 shares of Series E Preferred Stock of the Company and warrants to purchase shares of the Company’s common stock at a price per preferred share of $1,000.  Each share of Series E Preferred Stock is convertible into common shares of the Company equal in number to $1,000 divided by $0.03 per share.  The purchaser of each share of Series E Preferred Stock also received warrants to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (rounded down), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.045 per common share.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended September 30, 2016.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2016, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 14, 2016

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2016

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer