Form 10-K
period 2016-12-31
GOLDRICH MINING CO
filed 2017-06-09
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

     Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 4,127,660 as of June 30, 2016

The number of shares of the Registrant’s Common Stock outstanding as of June 7, 2017 was 131,232,809.

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

December 31, 2016

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

28

ITEM 2.  PROPERTIES

29

ITEM 3.  LEGAL PROCEEDINGS

40

ITEM 4. MINE SAFETY DISCLOSURES

40

PART II

41

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

41

ITEM 6.  SELECTED FINANCIAL DATA

43

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

43

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

51

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

52

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

76

ITEM 9A.  CONTROLS AND PROCEDURES

76

ITEM 9B.  OTHER INFORMATION

77

PART III

78

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

78

ITEM 11.  EXECUTIVE COMPENSATION

86

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

89

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

90

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

91

PART IV

92

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

92

SIGNATURES

94

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

Concerning our placer operations, in 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement). As of 2016, approximately US$30.8 million had been invested in the joint venture for capital expenditures and working capital and approximately $7.0 million had been paid back from revenue from operations. Total production in 2016 was 8,227 ounces of fine gold compared to 3,857 ounces in 2015.

Concerning exploration, during the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for drilling exploration in 2014, 2015, and 2016, but conducted an airborne radiometric and magnetic survey over the entire property. As the placer mine begins commercial production (as defined in the joint venture agreement), we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

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

Total recorded gold extraction from the Chandalar property, as contained in our historical records, currently stands at about 99,742 ounces of fine gold, although actual historic extraction was probably much greater than the recorded extraction. Of this total, recorded lode gold extraction from high-grade gold-quartz vein-shear zone deposits is 8,351 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not proven or probable ore reserves as defined in the SEC Industry Guide 7. Approximately 91,391 ounces of the total gold extraction came from placer deposits of which 6,302 ounces were from gold extraction since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer extraction was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

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

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012, 2013, 2014, 2015, and 2016. Focus was therefore put on our placer deposit, where significant funds for development were available. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013, 2014 and 2015. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012, 46 employees during 2013, 10 employees during 2014, 67 employees during 2015 and 50 employees during 2016.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. At December 31, 2016, we have accrued a liability of $50,000 in our financial statements to remedy this site.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production (as defined in the joint venture agreement). Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich. In 2016, Goldrich paid $67,580 towards interest accrued from this loan with its 10% membership distribution from production.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2016, we raised $150,000 net cash from the sale of 150 shares of Series D Preferred Stock, $300,000 net cash from the sale of 300 shares of Series E Preferred Stock, and $50,000 net cash from the sale of 50 shares of Series F Preferred Stock. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no extraction during the 2014 season. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. On January 18, 2017, we reported GNP had extracted approximately 10,209 oz. of alluvial gold (equivalent to 8,227 oz. of fine gold) before closing out the 2016 season. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

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

We have incurred losses since inception, with the exception of the year ended December 31, 2015, and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended 2015, but we incurred the net losses during each of the following periods:

•  $733,298 for the year ended December 31, 2016;

•  $1,953,383 for the year ended December 31, 2014; and

•  $1,940,121 for the year ended December 31, 2013.

We had an accumulated deficit of approximately $28.2 million as of December 31, 2016. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

At December 31, 2016, a portion of the Company’s notes payable in gold outstanding, with a net liability of $412,261, obligate the Company to deliver 342.789 ounces of fine gold by November 30, 2017. The Company is not in default on these notes. These notes are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. During 2014, we issued an unsecured senior note for approximately $300,000, which is part of six staged loans for a potential aggregate of $2,000,000, subsequent loans being at the discretion of the investor.

If we are unable to timely satisfy our obligations under the notes payable in gold or the unsecured senior note, including timely payment of gold in November of 2017 or interest when due and payment of the principal amount at maturity on the unsecured senior note and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are specifically secured against our right to future gold distributions under our joint venture. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

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

We have only a brief recent history of commercial production.

We have only a brief recent history of commercial production and have carried on our business at a loss.

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production (as defined in the joint venture agreement). The joint venture extracted approximately 680 ounces of gold during the 2013 mine construction period. In 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,857 ounces of gold before closing out the 2015 season. The joint venture reported mining results for the 2106 season, extracting 8,227 ounces of fine gold. While we have projected an increase in ounces produced for 2017 and future years, we cannot assure you that those results will be accomplished.

Historically, small scale placer and lode miners have extracted limited amounts of gold on the Chandalar property. The recorded historical extraction since 1904 totals 99,742 ounces of fine gold (not all of the gold production has been recorded). Between 1979 and 1999, we were paid an 8% in kind production royalty of 1,246.14 ounces of gold on 15,735.54 ounces of “raw” gold mined by our placer miner lessees. Between 1970 and 1983, lode extraction from operations of our lessees was 8,351 ounces of fine gold extracted from 11,884 tons of mined rock. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. In 2009, we successfully completed an alluvial gold mining test on the property in lower Little Squaw Creek, now known as the Little Squaw Creek Gold Mine. The test mining operation yielded about 500 ounces of fine gold. In 2010, we expanded the mine into small scale extraction. By the end of the 2010 mining season we had extracted approximately 1,522 ounces of fine gold and 259 ounces of fine silver. We had no gold extraction in 2011 and 2012 as we focused our efforts on exploration of our hard-rock project at Chandalar.

At this time, due to the risks and uncertainties described in this section, we cannot assure you that the extraction activities in 2017 or in the future will generate revenues, profits or cash flow to us.

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

Estimates of future extraction costs and potential extraction profitability are dependent on numerous factors, which could affect the success and profitability of extraction activities. These risks include volatile gold prices, engineering and construction errors, changes or shortages in equipment and labor availability and costs, variances in grade, natural disasters and other events outside our control. The occurrence of such events could make anticipated results differ from actual results and could negatively affect our financial position.

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

The market price of our common stock has ranged from a high of $0.059 and a low of $0.021 during the twelve-month period ended December 31, 2016. The market price for our common stock closed at $0.03 on December 30, 2016, the last trading day of 2016. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2016, we had 131,232,809 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

3,200,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2016;

•

28,757,143 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2016; and

•

55,439,904 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2016.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 87,397,047 shares of common stock, and our issued and outstanding share capital would increase to 218,629,856 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

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

Joint Venture Agreement

On May 7, 2012, the Company entered into a joint venture (“the JV”) with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production (as defined in the joint venture agreement). In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich, and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method, which was written off in 2015 in conjunction with the sale of an interest in the future cash distributions of GNP to a third party.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

1.

Operating Expenses. GNP will first pay all Operating Expenses as defined in the Operating Agreement for placer mining operations at the Claims for the current mining year. Until Commercial Production is achieved, GNP will drawdown or use LOC1 to fund payment of the Operating Expenses and repay LOC1 to the extent of the current year's Operating Expenses.

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

3.

LOC1 Payments. After payment of Operating Expenses and the Members' distribution, GNP will apply any remaining revenue to reduce the remaining balance of LOC1, if any, until it is paid in full.

4.

Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the Company may fund Reserves in an amount that is consistent with the annual budget.

5.

Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members', payment of LOC1 under Section 10.1.3, and funding of any Reserves, from any remaining gold production or revenue, the Company will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

Substantially all required allocations and distributions shall be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members.

At the conclusion of 2016, we were allocated a distribution of $67,580 under #2 above, which was applied to prepaid interest on Loan3 as described above. We have challenged certain accounting procedures and methods applied by the JV’s managing partner which, if we are successful at mediation or arbitration, may result in a significant increase to as much as $468,000 for the 2016 distribution and revise the computation of this distribution in 2017 and future years.

In addition, the joint venture must also meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each JV partner. The value of this Minimum Production Requirement has been calculated at $1,275,010 using the price of gold at $1,159.10 per ounce at December 31, 2016. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

The Minimum Production Requirement for 2017 is 1,200 ounces of fine gold to each of Goldrich and NyacAU.  The Minimum Production Requirements for 2016, 2017 and 2018 must be paid in 2018 and, each year thereafter, the annual Minimum Production Requirements shall be met if the joint venture distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of the joint venture over a rolling three-year period, subject to modification based on the price of gold. If the price of gold falls below $1,500 per ounce, the annual Minimum Production Requirement of 1,500 ounces of gold will be reduced one hundred (100) ounces for each one hundred dollars per ounce decrease in the price, to the minimum price of one thousand dollars ($1,000). If the price of gold falls below one thousand dollars ($1,000) per ounce on December 1 in any year, there will be no minimum production required for the next year and such year will be eliminated from the average minimum calculation. If the Minimum Production Requirements are not met, the joint venture shall be dissolved unless agreed in writing by the members.

NyacAU is entitled to a recorded security interest in all placer gold extraction from our claims as collateral for repayment of fifty percent (50%) of LOC1 and one hundred percent (100%) of Loan3.

Planned 2017 Exploration and Mining Activities

In 2017, we anticipate conducting exploration drilling activities and other exploration activities at the Chandalar property, if and when, our financial situation permits such activities.

Projections for the JV activities in 2017 are still pending from NyacAU, as manager of the JV, and are subject to funding from NyacAU.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. There are no pending material legal proceedings in which the Company is a party or any of their respective properties is subject. There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

We have begun discussions concerning mediation procedures to review certain accounting procedures and methods applied by the JV’s managing partner. Included in the matters being reviewed are the existence and treatment of leases between the JV and a related party of the joint venture managing partner, the allocation of tax losses between the joint venture partners, accounting practices we do not consider to be in accordance with the JV’s Operating Agreement, and other matters. Should these mediation proceedings be unsuccessful, we may choose to pursue further resolution through a more formal and binding arbitration process.

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

Fiscal Year	High Closing	Low Closing
2016
First Quarter	$0.05	$0.02
Second Quarter	$0.06	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.03	$0.02

2015
First Quarter	$0.05	$0.04
Second Quarter	$0.09	$0.05
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.04	$0.02

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.03 on March 31, 2017. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of March 8, 2017 there were 2,946 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, or Series F Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $500,467 as of December 31, 2016. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016.

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

We issued Series E Preferred Stock to five U.S. Persons who are accredited investors, and two person who are “accredited investors” and not U.S. Persons, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

We issued Series F Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. At December 31, 2016, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,200,000	$0.22	2,075,672
Equity compensation plans not approved by security holders	0	0	0
Total	3,200,000	$0.22	2,075,672

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

o

Immediately upon termination of a participant’s continuous status as a participant for cause as defined in a Company subplan or award agreement;

o

Twelve (12) months after the date on which a participant ceased performing services as a result of his or her Disability (as defined in the Plan); and

o

Twelve (12) months after the death of a participant who was a participant whose continues status as a participant terminated as a result of their death.

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2016.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012, 2013, and 2016. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

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

Through 2016, approximately US$30.8 million has been invested in GNP for capital expenditures and working capital of which approximately $7.0 million has already been paid back to NyacAU from revenue. Plant and mine construction for the first stage of extraction were completed during the 2015 season with initial extraction beginning. Extraction continued during the 2016 season and is projected to increase in coming years. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

We have completed approximately 15,000 feet of drilling to date on the upper half of the Little Squaw Creek placer project and outlined 10.5 million cubic yards of mineralized material, at an average head grade of 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces. The mineralized material at Chandalar is not a mineral reserve as defined in SEC Industry Guide 7. Based on a targeted extraction rate of 20,000 ounces of gold per year and the mineralized material drilled out to date, the Little Squaw Creek mine would have a mine life of approximately 12 years. Little Squaw Creek is one of seven potential placer targets on the Chandalar property and is open to expansion. Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. All plants will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Chandalar Mine

During 2015, we removed a mine waste road built in 2010 and completed related remediation activities. We received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

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

During 2016, the plant ran from the beginning of May and continued through the end of September. A total of approximately 10,209 ounces of alluvial gold, equivalent to 8,227 ounces of fine gold, were extracted. Total revenue was $10 million and total production represents an increase of 117% over the 2015 mining season.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate we will incur approximately $650,000 for general operating expenses and property maintenance, $52,300 for interest, and $412,000 for payment of the gold notes, and $325,000 for the payment of the senior unsecured loan over the next 12 months as of December 31, 2016. Additional funds will be needed for any exploration expenditures. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above or Note 4 in the financial statements.

During the year 2016, we completed financings totaling approximately $500,000 consisting of an equity financing for $150,000 net cash in April, June, and August 2016, $300,000 net cash in September, November, and December 2016, and $50,000 net cash in December 2016 from placements of our securities.

During the year 2015, we completed financings totaling approximately $1.7 million consisting of an equity financing for $241,831 net cash in March and April 2015, $225,000 net cash in December 2015 from placements of our securities, and $1.2 million in June 2015 through the sale of 12% of the cash flows we receive in the future from our interest in GNP to Chandalar Gold, LLC, a non-related entity.

During the year 2014, we delivered 12.405 oz. to one gold note holder and renegotiated terms with the other holders. On November 30, 2015, and November 30, 2016, we again renegotiated terms with the holders. For more information see Notes Payable in Gold below.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2017, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At December 31, 2016, we had outstanding total notes payable in gold of $412,261, representing 342.789 ounces of fine gold deliverable at November 30, 2017.

Although the current capital markets and general economic conditions in the United States may be obstacles to raising the required financing, we believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine continues extraction, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase our access to financial markets, we intend to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCQB in the United States.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have only a brief recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If these distributions increase in future years and we profitably execute our business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. In  2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2016 we had total liabilities of $1,668,056 and total assets of $790,878. This compares to total liabilities of $1,481,329 and total assets of $837,449 on December 31, 2015. As of December 31, 2016, our liabilities consist of $371,540 for remediation and asset retirement obligations, $412,261 of notes payable in gold, $297,508 of notes payable, $278,239 of trade payables and accrued liabilities, $277,890 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,296,516 are due within 12 months. The increase in liabilities compared to December 31, 2015 is largely due to the increases in trade accounts payable and in related party payables which includes the unpaid salary and deferred fees owed to the Company’s Chief Executive Officer and Chief Financial Officer. In addition, notes payable in gold decreased as a result of payment of 10% of the balance remitted as part of a renegotiation of terms and recognition of a gain on extinguishment of debt as driven by a decrease in gold prices during 2016, which decreased the valuation of gold ounces to be delivered under the contracts. The small increase in total assets was due to the application of a JV distribution to mining and mineral properties, offset by a decrease in cash and a decrease in property and equipment as a result of depreciation expense for the year ended December 31, 2016.

On December 31, 2016 we had negative working capital of $1,174,982 and a stockholders’ deficit of $877,179 compared to negative working capital of $649,336 and stockholders’ deficit of $643,880 for the year ended December 31, 2015. Working capital decreased because of increased deferred compensation to the Company’s officers as well as certain long-term liabilities are coming due within the next 12 months and now classified as current liabilities.

During 2016, two significant milestones were reached:

1.

At the conclusion of 2016, we received a distribution of $67,580 from the joint venture, which was applied to a royalty option. We have challenged certain accounting procedures and methods applied by the JV’s managing partner which, if we are successful at mediation or arbitration, may result in a significant increase to as much as $468,000 for the 2016 distribution and revise the computation of this distribution in 2017 and future years.

2.

In addition, the joint venture must also meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each JV partner. The value of this Minimum Production Requirement has been calculated at $1,275,010 using the price of gold at $1,159.10 per ounce at December 31, 2016. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

During 2016, we used cash from operating activities of $485,980 compared to $1,606,535 for 2015. Net loss of $733,298 for 2016 compared to net income of $50,163. In 2016, we recognized a distribution from the JV of $67,580, compared to a loss of $8,476 on sale of gold purchased, gain on sale of a GNP cash distribution interest of $930,892 and a decrease in remediation costs and accruals of $117,236 and $760,763, respectively, in 2015. At the end of 2016, we have accumulated approximately $37 million and $28.6 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2020 through 2036. The $67,580 JV distribution was applied towards the Jumbo Basin Corporation royalty purchased by the JV in August of 2012. We have the ability to purchase the royalty from the JV if we so choose. We have not decided to exercise the purchase of this royalty yet.

During 2016, no cash was used or provided from investing activities, compared to cash of $1,074,836 provided by the sale of the 12% joint-venture cash distribution interest in 2015.

During 2016, cash of $437,451 was provided by financing activities, compared to cash of $404,283 provided during the year ended December 31, 2015. For the year ended December 31, 2016, cash of $500,000 was provided through the sale of stock and warrants, net of offering costs, and $62,549 was used to satisfy a portion of notes payable in gold. This compares to cash of $241,831 provided through the sale of stock and warrants, net of offering costs, and $225,000 provided through the issuance of preferred stock and warrants, net of offering costs in 2015 and cash used of $62,549 to satisfy a portion of notes payable in gold in 2015.

Private Placement Offerings

Unit Private Placement

On December 30, 2016, we completed an offer and sale of 50 shares of Series F Preferred stock, resulting in net proceeds of $50,000 to us. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, we issued a total of 1,666,667, five-year Class S warrants to purchase shares of our common stock. The Class S warrants have an exercise price of $0.03 per share of our common stock and had a relative fair value of $24,138, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue dates using the following weighted average assumptions:

December 30, 2016
Risk-free interest rate	1.93%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	153.7%

Additionally, a beneficial conversion feature of $25,862 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series F on our balance sheet.

On September 30, 2016, November 2, 2016, and December 9, 2016, we completed the first, second and third tranches of an offer and sale of 300 shares of Series E Preferred stock, resulting in net proceeds of $300,000 to us. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series E Preferred Stock, we issued a total of 10,000,000, five-year Class R warrants to purchase shares of our common stock. The Class R warrants have an exercise price of $0.045 per share of our common stock and had a relative fair value of $141,228, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue dates using the following weighted average assumptions:

	September 30, 2016	November 2, 2016	December 9, 2016
Risk-free interest rate	1.14%	1.26%	1.89%
Expected dividend yield	0	0	0
Expected term (in years)	5	5	5
Expected volatility	152.8%	152.9%	153.1%

Additionally, a beneficial conversion feature of $147,212 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series E on our balance sheet.

On April 6, 2016, June 13, 2016, and August 1, 2016, we completed the first, second and third tranches of an offer and sale of 150 shares of Series D Preferred stock, resulting in net proceeds of $150,000 to us. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series D Preferred Stock, we issued a total of 5,000,000, five-year Class R warrants to purchase shares of our common stock. The Class R warrants have an exercise price of $0.045 per share of our common stock and had a relative fair value of $71,095, as determined using a Black Scholes model and allocation between the preferred shares and the warrants. The fair value of the warrants was estimated on the issue date using the following weighted average assumptions:

	April 6, 2016	June 13, 2016	August 1, 2016
Risk-free interest rate	1.2%	1.14%	1.06%
Expected dividend yield	0	0	0
Expected term (in years)	5	5	5
Expected volatility	147.2%	149.6%	152.6%

Additionally, a beneficial conversion feature of $78,905 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series D on our balance sheet.

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

In the event that we sell any or all of its assets, in any combination, whether pursuant to a merger, share exchange, stock purchase, business combination or other similar transaction, for aggregate total compensation greater than $3,000,000 within a one-year period following the date of issuance of the Preferred Shares, the Purchaser shall have the right to demand that we redeem all or some of the outstanding Securities (the Preferred Shares, the Warrants, the Warrant Shares and the Conversion Shares) at a redemption price equal to the aggregate purchase price of such Securities being redeemed plus an additional amount equivalent to the amount of interest that would have accrued on the aggregate purchase price of the Securities being redeemed at a rate of 15% from the date of issuance of the Preferred Shares through to the date of redemption. We are in control of these features.

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

We calculated a 22% difference between the carrying value of the original contracted notes of $742,358 and the fair value under the amended notes of $576,696. Because the change in valuation exceeds 10% of the carrying value of the original debt obligation, a gain on extinguishment of debt of $165,662 was recognized for the year ended December 31, 2014.

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

On November 30, 2016, we again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2016 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2017, with the following terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014 and amendment two in 2015, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2016 In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

We agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 9% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2017 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2017.

At December 31, 2016, we had outstanding total notes payable in gold of $412,261, representing 342.788 ounces of fine gold deliverable at November 30, 2017. At December 31, 2015, we had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold.

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For year ended December 31, 2016, the Company recognized a change in fair value of $34,759. The fair value was calculated using the market approach with Level 2 inputs.

Subsequent Events

On January 27, 2017, we amended our Senior Unsecured Promissory Note to Gold Rich Asia Investment Limited. The loan was originally set to mature on January 29, 2017. The amendment allows for a 120-day extension on the principal of the loan to May 29, 2017 in exchange for us paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30, 2017, the lender agreed to extend the due date to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017.

On February 7, 2017, March 1, 2017, and March 31 2017, we closed private placements for total proceeds of $20,000, $25,000, and $58,000, respectively. We sold 103 Series F Preferred Stock of the Company and warrants at a price per preferred share of $1,000.

Each share of Series F Preferred Stock is convertible into common shares of the Company equal in number to $1,000.00 divided by $0.03 per share of common stock. The purchaser of each share of Series F Preferred Stock also received Series S Warrants exercisable to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (with fractional shares omitted), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.03 per share of common stock.

The Series F Preferred Stock and the Series S Warrants were issued and sold to the purchasers thereof pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act in reliance on the representations and warranties of the purchasers of such securities.

On April 11, 2017, April 25, 2017, and May 30, 2017, the Company received $10,000, $45,000, and $48,000, respectively, in funding from a director of the Company. The terms for this funding have not been finalized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

We have a lease agreement commencing on January 1, 2017 and ending December 31, 2017 to rent corporate office space in Spokane, Washington for $1,700 per month.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets, December 31, 2016 and 2015	54
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015	55
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015	56
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	57
Notes to the Consolidated Financial Statements	58-75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Goldrich Mining Company

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldrich Mining Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and does not have sufficient cash at December 31, 2016 to fund normal operations for the next 12 months, and no recurring source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

June 7, 2017

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2016 and 2015
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$ 30,080	$ 78,609
Other receivable	10,999	-
Gold inventory	-	2,433
Prepaid expenses	80,456	77,179
Other current assets	-	49,176
Total current assets	121,535	207,397

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	19,597	47,886
Mining properties, claims, and royalty option	649,746	582,166
Total property, equipment and mining claims	669,343	630,052
Total assets	$ 790,878	$ 837,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 278,239	$ 219,723
Related party payables	277,890	96,824
Note payable, net of discount	297,508	-
Notes payable in gold	412,261	509,568
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	1,296,516	856,733

Long-term liabilities:
Remediation and asset retirement obligation	371,540	359,173
Note payable, net of discount	-	265,423
Total long-term liabilities	371,540	624,596
Total liabilities	1,668,056	1,481,329

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,998,950
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 and 175,000 shares issued and outstanding, respectively,$300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 and 0 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 and 0 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	-
Convertible preferred stock series F; no par value, 50 and 0 shares authorized, issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 131,232,809 and 131,232,809 issued and outstanding, respectively	13,123,281	13,123,281
Additional paid-in capital	13,873,669	13,384,498
Accumulated deficit	(28,145,303)	(27,412,005)
Total stockholders’ equity (deficit)	(877,178)	(643,880)
Total liabilities and stockholders' deficit	$ 790,878	$ 837,449

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Revenue:
Distribution from joint venture	$ 67,580	$ -
Total revenue	67,580	-

Operating expenses:
Exploration	105,450	128,424
Depreciation	28,289	69,425
Management fees and salaries	217,844	234,938
Professional services	66,194	70,131
General and administrative	213,493	254,687
Directors' fees	37,900	34,800
Mineral property maintenance	84,426	76,246
Change in remediation estimate	-	(117,236)
Gain on sale of GNP cash distribution interest	-	(930,892)
Gain on sale of equipment	(10,999)	-
Loss on sale of gold purchased to satisfy notes payable in gold	-	8,476
Total operating (income) expenses	742,597	(171,001)

Other (income) expense:
Interest and other income	-	(159)
Interest expense and finance costs	58,281	120,997
Total other (income) expense	58,281	120,838

Net income (loss)	(733,298)	50,163

Deemed dividend on Series D, E, F Preferred stock	(252,710)	(81,250)
Preferred dividends	(7,625)	(8,236)
Net income (loss) available to common stockholders	$ (993,633)	$ (39,323)

Net loss per common share – basic and diluted	$ (0.01)	$ (nil)

Weighted average common
shares outstanding-basic and diluted	131,232,809	129,975,625

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	126,082,809	$12,608,281	175,200	$232,758	$13,380,145	$ (27,462,168)	$ (1,240,984)

Issuance of common shares, net	5,000,000	500,000			(258,168)		241,832
Warrants issued with GNP 12% distribution interest					88,644		88,644
Conversion of Series A Preferred to common shares	150,000	15,000	(25,000)	(25,000)	10,000		-
Dividends paid on converted Series A Preferred shares					(8,535)		(8,535)
Issuance of Series C Preferred shares and warrants, net			250	52,588	172,412		225,000
Net Income						50,163	50,163
Balance, December 31, 2015	131,232,809	13,123,281	150,450	260,346	13,384,498	(27,412,005)	(643,880)

Issuance of Series D Preferred shares and warrants, net			150	-	150,000		150,000
Issuance of Series E Preferred shares and warrants, net			300	10,829	289,171		300,000
Issuance of Series F Preferred shares and warrants, net			50	-	50,000		50,000
Net Loss						(733,298)	(733,298)
	131,232,809	$13,123,281	150,950	$271,175	$13,873,669	$(28,145,303)	(877,178)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$ (733,298)	$ 50,163
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	28,289	69,425
Loss on sale of gold purchased	-	8,476
Noncash revision of financing on notes payable in gold	(34,758)	-
Write off of other current asset	49,176	-
Gain on disposal of equipment	(10,999)	-
Gain on sale of GNP cash distribution interest	-	(930,892)
Change in remediation estimate	-	(117,236)
Amortization of discount on note payable and notes payable in gold	18,545	17,215
Amortization of deferred financing costs	13,539	14,622
Accretion of asset retirement obligation	12,367	11,891

Change in:
Other receivable	(67,580)	-
Prepaid expenses	(3,277)	(7,043)
Gold inventory	2,433	60,112
Other current assets	-	7,555
Accounts payable and accrued liabilities	58,516	(53,224)
Related party payables	181,067	23,165
Accrued remediation costs	-	(760,764)
Net cash used - operating activities	(485,980)	(1,606,535)

Cash flows from investing activities:
Proceeds from the sale of GNP Distribution interest	-	1,074,836
Net cash provided - investing activities	-	1,074,836

Cash flows from financing activities:
Payments on notes payable in gold	(62,549)	(62,549)
Proceeds from issuance of common stock and warrants, net of offering costs	-	241,832
Proceeds from issuance of preferred stock and warrants, net of offering costs	500,000	225,000
Net cash provided - financing activities	437,451	404,283
Net (decrease) in cash and cash equivalents	(48,529)	(127,416)

Cash and cash equivalents, beginning of year	78,609	206,025
Cash and cash equivalents, end of year	$ 30,080	$ 78,609

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 75,753	$ 89,166
Non-cash investing and financing activities:
Beneficial conversion feature on preferred stock	$ 252,710	$ 81,250
Warrants issued with preferred stock	$ 236,461	$ 116,162
Issuance of common stock upon conversion of preferred shares	$ -	$ 25,000
Dividend paid on preferred stock	$ -	$ 8,535
Other receivable from gold sales applied to purchase of royalty option	$ 67,580	$ -

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2016, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

The Company currently has no historical recurring source of revenue and in 2016 received its first cash distribution from the joint venture (Note 4). If these distributions increase in future years and the Company profitably executes its business plan., its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Investments in Joint Ventures

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which the Company has significant influence, the equity method is utilized whereby the Company’s share of the venture’s earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount.

Goldrich has no significant influence over its joint venture described in Note 4 Joint Venture, and therefore accounts for its investment using the cost method.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At December 31, 2016, there were 131,232,809 shares of our common stock issued and outstanding.

For the years ended December 31, 2016 and 2015, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 87,397,046 and 82,026,538 for the two years, respectively, would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The provisions of ASU No. 2015-03 require companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. The guidance in the ASU was effective for fiscal years beginning after December 15, 2015. Early adoption was allowed. The Company adopted ASU No. 2015-03 in the first quarter of 2016 and the Company’s consolidated financial statements reflect the effects of adoption.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

Property, Equipment, and Accumulated Depreciation, continued:

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

Mining Properties, Claims, and Royalty Option

The Company capitalizes costs for acquiring mineral properties, claims and royalty option and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Exploration Costs

Exploration costs are expensed in the period in which they occur.

Income Taxes

Income taxes are recognized in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Revenue Recognition

Revenue from the sale of gold is recorded net of smelter or refinery treatment and refining charges. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk passes to the buyer, collection is reasonably assured and the price is reasonably determinable. When alluvial gold is placed with the smelter, revenue is recognized and cash is remitted for any ounces of alluvial gold sold to the smelter, converted to ounces of fine gold at an assumed smelting loss percentage. Pricing of the sale is at the market price of gold on the date of sale.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Stock-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are recorded at fair value. The Company uses a Black Scholes valuation model for determining fair value of options to purchase shares, and compensation expense is recognized ratably over the vesting periods on a straight line basis. Compensation expense for grants that vest immediately are recognized in the period of grant.

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

Fair Value Measurements, continued:

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

During 2016 and 2015, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2016	Balance December 31, 2015	Fair Value Hierarchy level
Assets:
Cash and cash equivalents	$ 30,080	$ 78,609	1
Liabilities
Recurring: Notes payable in gold (Note 7)	$ (412,261)	-	2

The carrying amounts of financial instruments including notes payable approximate fair value at December 31, 2016 and 2015.

Derivatives

The Company measures derivative contracts as assets or liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded in current operating results. None of the Company’s derivative contracts qualify for hedge accounting. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

3.

PROPERTY, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2016 and 2015, the Company’s equipment classifications were as follows:

	2016	2015
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	390,140	413,678
Office and other equipment	65,548	65,548
Total	2,083,039	2,106,577
Accumulated depreciation	(2,063,442)	(2,058,691)

Equipment, net of depreciation	$ 19,597	$ 47,886

Of the Company’s equipment, $1,319,340 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $28,289 for 2016. Assets of $1,342,878 and $763,699 being depreciated over corresponding periods, respectively, resulting in total depreciation of $69,425 for 2015.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

3.

PROPERTY, EQUIPMENT AND MINING CLAIMS, CONTINUED:

Mining Properties and Claims, and Royalty Option

At December 31, 2016 and 2015, the Company’s mining properties claims, and royalty option were as follows:

	2016	2015
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	242,766	242,766
Jumbo Basin royalty option	67,580	-
Total	$ 649,746	$ 582,166

Asset retirement costs will be amortized over the related long lived asset using a units of production method. No significant production occurred during 2016 and 2015. Accordingly no amortization of these costs has been recorded for 2016 and 2015.

4.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method.

Under the terms of the joint venture agreement (the “Agreement”), NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

1.

Operating Expenses. GNP will first pay all Operating Expenses as defined in the Operating Agreement for placer mining operations at the Claims for the current mining year. Until Commercial Production is achieved, GNP will drawdown or use a line of credit from NyacAU (“LOC1”) to fund payment of the Operating Expenses and repay LOC1 to the extent of the current year's Operating Expenses.

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

3.

LOC1 Payments. After payment of Operating Expenses and the Members' distribution, GNP will apply any remaining revenue to reduce the remaining balance of LOC1, if any, until it is paid in full.

4.

Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the Company may fund Reserves in an amount that is consistent with the annual budget.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

4.

JOINT VENTURE, CONTINUED

5.

Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members', payment of LOC1 under Section 10.1.3, and funding of any Reserves, from any remaining gold production or revenue, the Company will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

Substantially all required allocations and distributions shall be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members.

At the conclusion of 2016, Goldrich was allocated a distribution of $67,580 under #2 above. The Company elected to have the distribution applied toward Loan3. The Company has challenged certain accounting procedures and methods applied by the JV’s managing partner which, if the Company is successful at mediation or arbitration, may result in a significant increase for the 2016 distribution and revise the computation of this distribution in 2017 and future years.

In addition, the GNP must also meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each Goldrich and NyacAU. The value of this Minimum Production Requirement has been calculated at $1,275,010 using the price of gold at $1,159.10 per ounce at December 31, 2016. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

The Minimum Production Requirement for 2017 is 1,200 ounces of fine gold. The Minimum Production Requirements for 2016, 2017 and 2018 must be paid in 2018 and, for each year thereafter, the annual Minimum Production Requirements shall be met if GNP distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of GNP over a rolling three-year period, subject to modification based on the price of gold. If the price of gold falls below $1,500 per ounce, the annual Minimum Production Requirement of 1,500 ounces of gold will be reduced one hundred (100) ounces for each one hundred dollars per ounce decrease in the price, to the minimum price of one thousand dollars ($1,000). If the price of gold falls below one thousand dollars ($1,000) per ounce on December 1 in any year, there will be no minimum production required for the next year and such year will be eliminated from the average minimum calculation. If the Minimum Production Requirements are not met, GNP shall be dissolved unless agreed in writing by the members.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5 above, to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP.

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

5.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. An amount of $127,500 has been accrued at December 31, 2016 compared to nil at December 31, 2015. An amount of $8,726 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2015 and paid during the year ended December 31, 2016. An amount of $35,093 has been accrued for fees at December 31, 2016. These amounts are included in related parties payable. Total expense for the CFO for the years ended December 31, 2016 and 2015 were $45,344 and $54,938, respectively.

A total of $88,598 had been accrued for consultants and directors’ fees at December 31, 2015. For the year ended December 31, 2016, the Company paid $9,000, and an additional $35,700 has been accrued for services performed during the period, for a total of $115,298 accrued at December 31, 2016 which is included in accounts payable. Total consultants and directors’ fees for the years ended December 31, 2016 and 2015 were $37,900 and $34,800, respectively.

6.

NOTE PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $45,000 had been paid and expensed during each year ended December 31, 2016, and December 31, 2015.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 4 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At December 31, 2016, the Company had outstanding total notes payable of $300,000 less remaining unamortized discounts of $2,492 for a net liability of $297,508.

Subsequent to the year end, on January 27, 2017, The Company and lender amended the terms of the note. The note was originally set to mature on January 29, 2017. The amendment granted a 120-day extension on the principal of the loan to May 29, 2017 in exchange for the Company paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30, 2017, the lender agreed to extend the note to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

7.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes payable in gold contracts initially contained standard terms regarding delivery and receipt of gold and payment of delivery costs.

The Company paid a finder’s fee of $42,000, and incurred other placement costs of $2,143, for a total of $44,143 of deferred finance costs, which was fully amortized at the original maturity date in November 2014.

On November 30, 2014 and 2015, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold was alleviated by agreements with the other three note holders to extend the delivery dates of gold with the following significant terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014, which was originally due on the delivery date of November 30, 2014, was delivered on November 30, 2015. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

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

On November 30, 2016, the Company again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2016 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2017, with the following terms:

•

Ten percent (10%) of the required quantity of gold under the contract, prior to amendment one in 2014 and amendment two in 2015, which was originally due on the delivery date of November 30, 2014, was delivered on November 30, 2016. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

The Company agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 9% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2017 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2017.

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end.

At December 31, 2016, the Company had outstanding total notes payable in gold of $412,261, representing 342.788 ounces of fine gold deliverable at November 30, 2017. At December 31, 2015, the Company had outstanding total notes payable in gold of $509,568, representing 394.788 ounces of fine gold.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

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

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2016, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

During the year ended December 31, 2015, a holder of 25,000 shares of Series A Preferred stock converted his shares into 150,000 common shares. Cumulative dividends payable of $8,535 was recognized upon the conversion of these shares. Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 and 900,000 common shares for the years ended December 31, 2016 and 2015, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2016 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 and 2,857,142 common shares for the years ended December 31, 2016 and 2015, respectively.

Series C Convertible Preferred Stock:

On December 8, 2015, the Company completed the offer and sale of 250 shares of Series C Preferred stock, resulting in net proceeds of $225,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

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

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value.

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 and 8,333,333 common shares for the years ended December 31, 2016 and 2015, respectively.

Series D Convertible Preferred Stock:

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

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 and nil common shares for the years ended December 31, 2016 and 2015, respectively.

Series E Convertible Preferred Stock:

On September 30, 2016, November 2, 2016, and December 9, 2016, the Company completed the first, second and third tranches of an offer and sale of 300 shares of Series E Preferred stock, resulting in net proceeds of $300,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series E Preferred Stock, the Company issued a total of 10,000,000, five-year Class R warrants to purchase shares of the Company’s common stock. The Class R warrants have an exercise price of $0.045 per share of the Company’s common stock and had a relative fair value of $141,228, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

Additionally, a beneficial conversion feature of $147,943 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series E on the Company’s balance sheet.

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 and nil common shares for the years ended December 31, 2016 and 2015, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Series F Convertible Preferred Stock:

On December 30, 2016, the Company completed an offer and sale of 500 shares of Series F Preferred stock, resulting in net proceeds of $50,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, the Company issued a total of 1,666,667, five-year Class S warrants to purchase shares of the Company’s common stock. The Class S warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $24,138, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

Additionally, a beneficial conversion feature of $25,862 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series F on the Company’s balance sheet.

The Company has 50 shares of Series F Convertible Preferred Stock outstanding at December 31, 2016. These shares were issued from the designated 50 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 1,666,667 and nil common shares for the years ended December 31, 2016 and 2015, respectively.

The fair value of the warrants of Series C, D, E and F, were estimated on the issue dates using the following weighted average assumptions:

Preferred Series	C	D	D	D	E	E	E	F
Issue Date	8-Dec-15	6-Apr-16	13-Jun-16	1-Aug-16	30-Sep-16	2-Nov-16	9-Dec-16	30-Dec-16
Risk-free interest rate	1.68%	1.20%	1.14%	1.06%	1.14%	1.26%	1.89%	1.93%
Expected dividend yield	0	0	0	0	0	0	0	0
Expected term (in years)	5	5	5	5	5	5	5	5
Expected volatility	141.90%	147.20%	149.60%	152.60%	152.80%	152.90%	153.10%	153.70%

Series C, D, E and F Preferred Stock were issued with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), shall be paid prior to liquidation payments to holders of Company securities junior to the Series C, D, E, and F Preferred Stock. Holders of the Company’s Series A and B Preferred Stock shall be paid in advance of holders of the Series C, D, E and F Preferred Stock on the occurrence of a Liquidation Event.

•

Voting: Each holder of Series C, D, E and F Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series C, D, E and F Preferred Stock could be converted. Holders of Series C, D, E and F Preferred Stock vote as a single class respectively with the common shares on an as-if-converted basis. No holder of Series C, D, E and F Preferred Stock is entitled to pre-emptive voting rights.

•

Conversion: Shares of Series C, D, E and F Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series C, D, E and F shares by $1,000, then dividing by the Series C, D, E and F conversion price of $0.03 per common share. The Series C, D, E and F conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•

Dividend Rate: The holders of Series C, D, E and F Preferred Stock shall not be entitled to receive dividends.

•

The Series C, D, E and F Preferred Stock includes a redemption feature as described above.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Warrants:

The following is a summary of warrants for December 31, 2016:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Warrants issued 2011	5,125,936	0.30	May 31, 2016
Outstanding and exercisable at December 31, 2015	5,125,936
Warrants expired May 31, 2016	(5,125,936)
Outstanding and exercisable at December 31, 2016	-
Class I Warrants: (Issued for Private Placement)
Warrants issued 2011	13,906,413	0.40	May 31, 2016
Outstanding and exercisable at December 31, 2015	13,906,413
Warrants expired May 31, 2016	(13,906,413)
Outstanding and exercisable at December 31, 2016	-
Class J Warrants: (Issued for Private Placement)
Warrants issued 2011	8,780,478	0.30	July 29, 2016
Outstanding and exercisable at December 31, 2015	8,780,478
Warrants expired July 29,2016	(8,780,478)
Outstanding and exercisable at December 31, 2016	-
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2015	2,857,142
Outstanding and exercisable at December 31, 2016	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2015	1,735,000
Outstanding and exercisable at December 31, 2016	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2015	13,863,042
Outstanding and exercisable at December 31, 2016	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2015	2,701,386
Outstanding and exercisable at December 31, 2016	2,701,386
Class O Warrants: (Issued for Private Placement)
Warrants issued March 31, 2015	5,000,000.06		March 31, 2020
Outstanding and exercisable at December 31, 2015	5,000,000
Outstanding and exercisable at December 31, 2016	5,000,000
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at December 31, 2015	2,250,000
Outstanding and exercisable at December 31, 2016	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at December 31, 2015	1,200,000
Outstanding and exercisable at December 31, 2016	1,200,000
Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 8, 2015	8,333,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2015	8,333,333
Outstanding and exercisable at December 31, 2016	8,333,333
Class Q-2 Warrants: (Issued for Finders Fees)
Warrants issued December 8, 2015	833,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2015	833,333
Outstanding and exercisable at December 31, 2016	833,333

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

Class R Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued April 6, 2016	1,666,667.045		April 6, 2021
Warrants Issued June 13, 2016	1,666,666.045		June 13, 2021
Warrants Issued September 30, 2016	5,000,000.045		September 30, 2021
Warrants Issued November 2, 2016	3,333,333.045		November 2, 2021
Warrants Issued December 9, 2016	3,333,335.045		December 9, 2021
Outstanding and exercisable at December 31, 2016	15,000,001
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 30, 2016	1,666,667.03		December 30, 2021
Outstanding and exercisable at December 31, 2016	1,666,667
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2016	55,439,904	0.067

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 27, 2013 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years. In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2016, there were a total of 2,125,672 shares available for grant in the Plan, 4,225,000 shares issued or exercised, and 3,200,000 options outstanding.

A summary of stock option transactions for the years ended December 31, 2016 and 2015 are as follows:

Activity for 2016 and 2015	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,500,000	$ 0.26	4.73
Expired in 2015	(150,000)	0.68
Options outstanding at December 31, 2015	3,350,000	$ 0.24	3.81
Expired in 2016	(150,000)	0.52
Options outstanding and exercisable at December 31, 2016	3,200,000	$ 0.22	2.98	$0

There were no options issued or exercised during 2016 and 2015.

For the year ended December 31, 2016 and 2015, the Company recognized no share-based compensation for employees and consulting directors.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

	December 31, 2016	December 31, 2015
Asset Retirement Obligation – beginning balance	$ 309,173	$ 297,282
Incurred	-	-
Accretion	12,367	11,891
Asset Retirement Obligation - ending balance (long term)	$ 321,540	$ 309,173

10.

REMEDIATION

In 2013, the Company accrued an additional $300,000 for the cost of remediation of a mine road and associated disturbance which had to be completed by October 2015. In 2014, the Company received a quote from an independent third party to perform the remediation work and accrued an additional $578,000 to cover the anticipated costs of this remediation. The cost of this remediation was in addition to the long-term asset retirement obligation calculated in previous years and was classified as a current liability at December 31, 2014. Remediation work was performed during the year ended December 31, 2015 at rates lower than the total accrual for this work, resulting in a favorable change in the remediation estimate of $117,236.

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2016 and 2015.

Following are the components of deferred tax assets and allowances at December 31, 2016 and 2014:

	2016	2015
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 50,000	$ 102,000
Unrecovered promotional and exploratory costs	153,000	161,000
Accrued remediation costs	53,000	50,000
Share based compensation	381,000	399,000
Net operating loss carryforwards	16,122,000	10,319,000
Total deferred tax assets	16,759,000	11,031,000
Less valuation allowance	(16,759,000)	(11,031,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 41.1%.

During the year ended December 31, 2016, the Company filed amended tax returns to correct allocations of Joint Venture losses reported to the Company for the years ending 2012 through 2015, resulting in an increase in losses reported on its federal and state tax returns of $7.5 million and $6.8 million, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.

INCOME TAXES, CONTINUED:

At December 31, 2016, the Company had federal and state tax-basis net operating loss carryforwards totaling $37.0 million and $35.5 million, respectively, compared with federal and state tax-basis net operating loss carryforwards totaling $35.5 million and $34.6 million for the period ended December 31, 2015. These net operating losses will expire in various amounts from 2019 through 2036.

	2016		2015
Federal income tax expense (benefit) based on statutory rate	$ (249,000)	34.0%	$ 17,000	34.0%
State income tax expense (benefit), net of federal taxes	(52,000)	7.0%	2,000	3.1%
Nondeductible meals and entertainment	-	-%	1,000	0.1%
Revision of NOL estimates, state apportionment factors and state effective tax rates	(5,427,000)	740.1%	64,000	128.0%
Increase (decrease) in valuation allowance	5,728,000	(781.1)%	(84,000)	(165.2)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company has no unrecognized tax benefits as of December 31, 2016 or 2015. Management has reviewed the Company’s tax positions and believes that it is more likely than not all positions would be sustained in an audit. The Company has not provided for any interest or penalties associated with any uncertain tax positions. If interest and penalties were to be assessed, the Company’s policy is to deduct the amounts as interest expense and other expense. Currently, tax years from 2013 through 2016 remain open for examination by tax authorities. Net operating losses prior to 2013 could be adjusted during an examination of open years.

12.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2017 and 2016.

	November 30, 2018	November 30, 2017
Claims Rental	$ 90,670	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 151,770	$ 151,670

The Company has a carryover to 2017 of approximately $22.1 million to satisfy its annual labor requirements. This carryover expires in the years 2017 through 2022 if unneeded to satisfy requirements in those years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

13.

SUBSEQUENT EVENTS

The Company amended its Note payable to Gold Rich Asia Investment Limited in January and May of 2017 as disclosed in Note 6.

On February 7, 2017, March 1, 2017, and March 31 2017, we closed private placements for total proceeds of $20,000, $25,000, and $58,000, respectively. We sold 103 Series F Preferred Stock of the Company and warrants at a price per preferred share of $1,000.

Each share of Series F Preferred Stock is convertible into common shares of the Company equal in number to $1,000.00 divided by $0.03 per share of common stock. The purchaser of each share of Series F Preferred Stock also received Series S Warrants exercisable to purchase shares of common stock of the Company equal in number to the total purchase price divided by 0.03 (with fractional shares omitted), exercisable at any time beginning one year after the closing date for a term ending five years from the closing date at an exercise price of $0.03 per share of common stock.

On April 11, 2017, April 25, 2017, and May 30, 2017, the Company received $10,000, $45,000, and $48,000, respectively, in funding from a director of the Company. The terms for this funding have not been finalized.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and concluded that it is effective.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held twelve meetings in 2016 and eleven meetings in 2015.

Kenneth Eickerman resigned from the Board of Directors on July 20, 2015 in conjunction with his retirement. He served as Chairman of the Audit Committee until his retirement.

Stephen M. Vincent served as Chairman of the Audit Committee in 2015 and 2016 after Mr. Eickerman’s retirement, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

The following table and information that follows sets forth, as of December 31, 2016, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	47

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

Charles C. Bigelow Director	85

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

Name	Age	Recent Business and Professional Experience
Kenneth S. Eickerman Director	58

Mr. Eickerman became a director on March 4, 2004. Mr. Eickerman received a B.A. degree in Business Administration from Washington State University and is a Certified Public Accountant. Mr. Eickerman has served as Controller for Revett Minerals Inc., a Canadian mining company trading on the Toronto Stock Exchange, from April 2004 to December 2008, when he became its Chief Financial Officer. From January of 2004 to April of 2004 he was the Chief Financial Officer for Sullivan Homes, Inc, a privately owned construction/reality company in Spokane, WA that builds custom homes and develops commercial properties. From May 2002 to January 2004, he served as Vice President and Controller of Mustang Line Contractors, Inc., a company that builds electric transmission lines. From April 1999 to April 2002, he was the Controller and Treasurer for Apollo Gold, Inc., a production stage Canadian company. Mr. Eickerman was Chairman of the Audit Committee and was its designated Financial Expert until his retirement from the board on July 20, 2015.

Nicholas Gallagher Director	43

Mr. Gallagher became a director on November 1, 2016. Mr. Gallagher spends approximately 15 hours per month on matter related to Goldrich. In 2004 to the present, Mr. Gallagher incorporated NGB Capital, a private equity investment firm that manages personal and syndicated private equity and property investments in Europe, the United Kington and the United States of America. In 2000, Mr. Gallagher co-founded Powerscourt Capital Partners, a niche investment management firm structured to manage funds on behalf of high net worth individuals in the public and private equity markets. He served there until Powerscourt was acquired in 2004. He obtained a Bachelor of Law degree from the University of Newcastle in 1996. Mr. Gallagher then completed the Legal Practice Course at the College of Law in London and practiced as a solicitor at Memery Crystal, a law firm in the city of London from 1997 to 2000.

Garrick A. Mendham Director	56

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

Name	Age	Recent Business and Professional Experience
William Orchow Director	71

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He is currently a member of the board of directors of Cordoba Minerals Corp, a Canadian public company with projects in Colombia. Mr. Orchow sits on the boards of directors of several private junior mining companies. He has served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and has been a member of the board of trustees, executive committee and past President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Michael G. Rasmussen Director	71

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

Name	Age	Recent Business and Professional Experience
William V. Schara Chief Executive Officer, Director	60

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

Stephen M. Vincent Director	68

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

Name	Age	Recent Business and Professional Experience
Ted R. Sharp Chief Financial Officer	60

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

Nicholas Gallagher:  Mr. Gallagher’s extensive experience in legal matters and as an investment manager, as well as his numerous years as a significant investor and affiliate of the Company, led the Board to conclude that Mr. Gallagher should join the Board and serve as a director of the Company given the Company’s position as an exploration stage mining company and its need to seek financing to continue its operations in the coming fiscal year.

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

Compensation Committee

During 2015, Mr. Eickerman, until his retirement from the board, Mr. Vincent, and Mr. Orchow were members of the Compensation Committee; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee did not hold any meetings in 2016 and 2015.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2016 and 2015.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee met once in 2016 and twice in 2015.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee met once in 2016 and did not hold any meetings in 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016 due to the Company’s lack of finances. At December 31, 2016 a total of $127,500 of unpaid salary was accrued and included in payable to related parties.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. Mr. Sharp billed a total of $45,344 in fees in 2016, of which $35,093 remains unpaid at December 31, 2016.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2016	180,000	-	180,000
Principal Executive Officer	2015	180,000	-	180,000
Ted R. Sharp	2016	45,344	-	45,344
Principal Financial Officer	2015	54,938	-	54,938

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

Outstanding Equity Awards at Fiscal Year-end (2016)

Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(e)	(f)
William V. Schara Principal Executive Officer	750,000	$0.405	Oct 19, 2019
Ted R. Sharp Principal Financial Officer	-	-	-

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2016 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
(a)	(b)	(h)
David S. Atkinson(3)	6,600	6,600
Charles G. Bigelow(4)	6,000	6,000
Kenneth S. Eickerman(5)	-	-
Garrick A. Mendham(7)	5,300	5,300
William Orchow(6)	6,900	6,900
Michael G. Rasmussen(8)	4,500	4,500
Stephen M. Vincent(9)	6,400	6,400
Nicholas Gallagher (10)	1,000	1,000

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

(10)

Mr. Gallagher holds no options to purchase shares of common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2016 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	7,930,826	(10)	6.04%
Common Stock	Charles G. Bigelow, Director	927 Cypress St. Lewiston, ID 83501	973,182	(5)(16)	*
Common Stock	Kenneth S. Eickerman, Director	6717 S. Mayflower Rd. Spokane, WA 99224	668,181	(2)(6)(17)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	968,397	(13)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,029,090	(6)	1.54%
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	617,273	(3)(4)(15)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	3,082,955	(9)	2.33%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	958,682	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	1,473,000	(14)	1.12%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	51,672,613	(11)	30,04%
Common Stock	All current executive officers and directors as a group		73,039,063	(7)	46.27%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	Via San Martino, No. 9 Feltre, Italy 32032	5,850,308	(10)	4.46%
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	47,572,613	(11)	27.66%
Common Stock	Regent Pacific Group Ltd	Suite 1001, Henley Building 5 Queen’s Road Central Hong Kong	15,281,427	(12)	11.64%
Common Stock	Richard T. Huebner	16318 E Berry Ave Centennial, CO 80015	6,884,069	(18)	5.02%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 131,232,809 shares outstanding on December 31, 2016, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

(6)

Includes 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018. Also includes 400,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020. Excludes 66,667 Class R Warrants not exercisable within 60 days.

(7)

Includes shares of common stock acquirable upon exercise of vested options exercisable described in footnotes (4) through (6), (9), (10) and (13).

(8)

Includes 68,500 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019. Also includes 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(9)

Includes 750,000 vested shares of common stock acquirable upon exercise of vested options exercisable before October 19, 2019. Also includes 181,818 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019. Also includes 120,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020. Excludes 66,667 Class R Warrants not exercisable within 60 days.

(10)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 710,909 shares of common stock, 45,454 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table. Excludes 66,667 Class R Warrants not exercisable within 60 days.

(11)

Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 4,100,000 shares of common stock, held personally by Nicholas Gallagher and 6,791,663 shares of common stock held in the name of NGB Nominees, 900,000 shares of common stock acquirable upon conversion of 150,000 shares of Series A Preferred stock, 2,857,142 shares of common stock acquirable upon conversion of 200 shares of Series B Preferred stock, 8,333,333 shares of common stock acquirable upon conversion of 250 shares of Series C Preferred stock, 1,666,667 shares of common stock acquirable upon conversion of 50 shares of Series D Preferred stock, 9,333,333 shares of common stock acquirable upon conversion of 280 shares of Series E Preferred stock, 1,666,667 shares of common stock acquirable upon conversion of 50 shares of Series F Preferred stock, 2,857,142 shares of common stock acquirable upon exercise of Class L warrants before January 23, 2019, 4,000,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, 8,333,333 shares of common stock acquirable upon exercise of Class Q warrants before December 7, 2020, and 833,333 shares of common stock acquirable upon exercise of Class Q-2 warrants before December 7, 2020. Because of Mr. Gallagher’s position as director and as general manager of NGB Nominees, which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Gallagher are listed twice in the table.  Excludes 11,000,000 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021, and 1,666,667 shares of common stock acquirable upon exercise of Class S warrants before December 30, 2021 as they are not exercisable within 60 days.

(12)

Includes 15,281,427 shares of common stock.

(13)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023. Also includes 54,545 shares of common stock acquirable upon exercise of Class N warrants before July 18, 2019. Excludes 66,667 Class R Warrants not exercisable within 60 days.

(14)

Includes 50,000 shares of common stock acquirable upon exercise of options exercisable before August 12, 2023, 48,714 shares of common stock acquirable upon exercise of Class H warrants, 84,428 shares of common stock acquirable upon exercise of Class I warrants and 35,714 shares of common stock acquirable upon exercise of Class J warrants. All warrants are exercisable before July 29, 2016. Also includes 71,000 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019. Also includes 200,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020. Excludes 400,000 Class R Warrants not exercisable within 60 days.

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

At December 31, 2016, $35,093 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2016.

A total of $115,298 has been accrued for directors and related party consultants, of which $35,700 was accrued during the year ended December 31, 2016.

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

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2016 and 2015:

Type of fee:	2016	2015	Description

Audit fees:	$45,264	$45,069	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	3,550
All other fees	-0-	750
Total	$45,264	$49,369

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class G Warrant, incorporated by reference to exhibit b to exhibit 10.1 to Form 8-K (001-06412), as filed December 29, 2010
4.3	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.4	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.5	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.6	Form of Class K Warrant, incorporated by reference to exhibit 4.9 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 15, 2015
4.7	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.8	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.9	Form of Class M Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 15, 2015
4.10	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.11	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class P Warrant, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
4.15	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.17	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.18	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.19	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.20	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.21	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.22	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016

10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20(1)	Form of Third Amendment to Gold Forward Sales Contract
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

a.

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  June 9, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  June 9, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

June 9, 2017

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

June 9, 2017

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

June 9, 2017

          /s/ Nicholas Gallagher

Nicholas Gallagher, Director

Date:

June 9, 2017

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

June 9, 2017

            /s/ William Orchow

William Orchow, Director

Date:

June 9, 2017

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

June 9, 2017

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

June 9, 2017

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

June 9, 2017

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer