Form 10-Q
period 2017-03-31
GOLDRICH MINING CO
filed 2017-06-22
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at June 11, 2017:     131,232,809

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

24

Item 1A.  Risk Factors

24

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

24

Item 3.  Defaults upon Senior Securities

24

Item 4.  Mine Safety Disclosure

24

Item 5.  Other Information

24

Item 6.  Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 37,814	$ 30,080
Prepaid expenses	104,792	80,456
Other receivable	-	10,999
Total current assets	142,606	121,535

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	14,848	19,597
Mining properties, claims and royalty option	649,746	649,746
Total property, plant, equipment and mining claims	664,594	669,343
Total assets	$ 807,200	$ 790,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 342,731	$ 278,239
Related party payables	342,253	277,890
Notes payable in gold	431,571	412,261
Note payable, net of discount	300,000	297,508
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	1,447,173	1,296,516

Long-term liabilities:
Remediation and asset retirement obligation	374,755	371,540
Total long-term liabilities	374,755	371,540
Total liabilities	1,821,928	1,668,056

Commitments and contingencies (Notes 3, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,999,450 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 issued and outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 and 50 shares authorized, issued and outstanding, $153,000 and $50,000 liquidation preference	-	-
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,976,669	13,873,669
Accumulated deficit	(28,385,853)	(28,145,303)
Total stockholders’ deficit	(1,014,728)	(877,178)
Total liabilities and stockholders' deficit	$ 807,200	$ 790,878

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Exploration	$ 15,497	$ 12,989
Depreciation and amortization	4,750	8,628
Management fees and salaries	59,500	53,906
Professional services	4,843	31,341
General and admin	62,079	53,225
Office supplies and other	3,595	1,778
Directors' fees	6,200	10,800
Mineral property maintenance	21,193	20,893
Total operating expenses	177,656	193,560

Other (income) expense:
Change in fair value of notes payable in gold	19,310	-
Interest expense and finance costs	43,583	29,410
Total other expense	62,893	29,410

Net loss	240,549	222,970

Deemed dividends	52,900	-
Preferred dividends	1,875	1,896
Net loss available to common stockholders	$ 295,324	$ 224,866

Net loss per common share – basic and diluted	$ (Nil)	$ Nil

Weighted average common
shares outstanding – basic and diluted	131,232,809	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (240,549)	$ (222,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,750	8,628
Change in fair value of notes payable in gold	19,310	-
Amortization of discount on note payable and notes payable in gold	2,492	5,076
Amortization of deferred financing costs	-	3,322
Accretion of asset retirement obligation	3,216	3,092

Change in:
Other receivable	10,999	-
Prepaid expenses	(24,336)	(24,869)
Accounts payable and accrued liabilities	64,491	100,866
Related party payable	64,363	55,991
Net cash used - operating activities	(75,266)	(70,864)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants,
net of offering costs	103,000	-
Financing fee paid on note payable	(20,000)	-
Net cash provided - financing activities	83,000	-

Net (decrease) in cash and cash equivalents	7,734	(70,864)

Cash and cash equivalents, beginning of period	30,080	78,609
Cash and cash equivalents, end of period	$ 37,814	$ 7,745

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	$ 52,900	$ -
Warrants issued with preferred stock	$ 50,100	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company currently has no historical recurring source of revenue and in 2016 was allocated its first distribution from the joint venture (Note 3). If these distributions increase in future years and the Company profitably executes its business plan, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At March 31, 2017, there were 131,232,809 shares of our common stock issued and outstanding.

For the three month periods ended March 31, 2017 and 2016, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 94,263,712 and 81,876,538, respectively, would have been anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, asset retirement obligations, stock based compensation, notes payable in gold and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Equipment, and Accumulated Depreciation

Property and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s property and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.

Equipment purchased prior to 2009 is fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

When equipment is sold at a price either higher or lower than its carrying amount, or undepreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. The gain or loss is recognized in the Consolidated Statements of Operations.

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

At March 31, 2017 and December 31, 2016, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance March 31, 2017	Balance December 31, 2016	Fair Value Hierarchy level
Assets:
Cash and cash equivalents	$ 37,814	$ 30,080	1
Liabilities
Recurring: Notes payable in gold (Note 6)	$ (431,571)	$ (412,261)	2

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED

At the conclusion of 2016, Goldrich was allocated a distribution of $67,580 under #2 above. The balance of LOC2 at December 31, 2016 was $nil; therefore, the Company elected to have the distribution applied toward Loan3. The Company has challenged certain accounting procedures and methods applied by the JV’s managing partner which, if the Company is successful at mediation or arbitration, may result in a significant increase for the 2016 distribution and revise the computation of this distribution in 2017 and future years.

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

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5 above, to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP. At March 31, 2017, the Company accrued a liability of $8,110 for 12% of the $67,580 distribution made in 2016.

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid. An amount of $127,500 had been accrued at December 31, 2016. An amount of $172,500 has been accrued at March 31, 2017 compared to $37,500 at March 31, 2016. An amount of $35,093 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2016. An amount of $48,255 and $16,917 has been accrued for fees at March 31, 2017 and 2016 respectively. These amounts are included in related party payable.

At December 31, 2016, an amount of $115,298 had been accrued for consultants and directors’ fees. At March 31, 2017 and 2016, $121,498 and $98,398, respectively, has been accrued for consultants and directors’ fees and is included in related party payable.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTE PAYABLE

The Company has a three-year unsecured senior note for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $11,250 and $11,250 had been paid and expensed during the three month periods ended March 31, 2017 and 2016 respectively.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At March 31, 2017, the Company had outstanding total notes payable of $300,000.

On January 27, 2017, The Company and lender amended the terms of the note. The note was originally set to mature on January 29, 2017. The amendment granted a 120-day extension on the principal of the loan to May 29, 2017 in exchange for the Company paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30, 2017, the lender agreed to extend the note to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017. In June 2017, the lender agreed to extend the note to June 30, 2017 for an additional $5,000 fee. This fee has not yet been paid.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the three months ended March 31, 2017, the Company recorded a change in the fair value of $19,310.

At March 31, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $431,571 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

Series F Convertible Preferred Stock:

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $50,000 in 2016 and $103,000 to the Company in the three months ended March 31, 2017. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, the Company issued a total of 5,100,000, five-year Class S warrants to purchase shares of the Company’s common stock. The Class S warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $24,138 at December 31, 2016 and $54,138 in the three months ended March 31, 2017, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

Additionally, a beneficial conversion feature of $78,762 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series F on the Company’s balance sheet.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at March 31, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the three-month periods ended March 31, 2017 and 2016, respectively.

The fair value of the warrants of Series D, E and F, were estimated on the issue dates using the following weighted average assumptions:

Preferred Series	F	F	F
Issue Date	February 7, 2017	March 1, 2017	March 31, 2017
Risk-free interest rate	1.85%	1.99%	1.93%
Expected dividend yield	0	0	0
Expected term (in years)	5	5	5
Expected volatility	153.3%	155.4%	157.4%

8.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2017 and 2018.

	November 30, 2018	November 30, 2017
Claims Rental	$ 90,670	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 151,770	$ 151,670

The Company has a carryover to 2017 of approximately $22.1 million to satisfy its annual labor requirements. This carryover expires in the years 2017 through 2022 if unneeded to satisfy requirements in those years.

9.

SUBSEQUENT EVENTS

The Company amended its Note payable to Gold Rich Asia Investment Limited in May of 2017 as disclosed in Note 6.

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

2017 Production Forecast:

In June 2017, we announced the commencement of mining at the Chandalar gold project in Alaska. Mining of pay gravel is expected to continue through mid-September, subject to weather conditions. The Chandalar mine is owned by Goldrich NyacAU Placer, LLC (“GNP”), a joint venture between Goldrich and NyacAU, to mine the various placer deposits that occur throughout Goldrich’s 23,000-acre Chandalar gold project in Alaska. NyacAU acts as project manager.

GNP’s revised forecast for 2017 production is approximately 13,500 ounces of fine gold at a cost of approximately US$700 per ounce. This compares to actual production of 3,857 and 8,227 ounces of fine gold in 2015 and 2016, respectively, and a 2016 cost of approximately US$960 per ounce. Final numbers for the 2017 forecast and the 2016 costs may change as Goldrich and NyacAU are currently in discussions concerning certain accounting items.

The revised 2017 forecast assumes 109 days of plant operation, 19 hours a day, with a processing rate of 308 bank cubic yards (“bcy”) per hour. In 2016, the plant operated approximately 15 hours a day at a processing rate of 183 bcy per hour.

GNP has made modifications to the plant to increase efficiency since 2016. Total plant capacity after modifications is budgeted to increase approximately 119% to 400 bcy per hour.

2017 Drill Program:

Beginning in June 2017, GNP plans to conduct a 122-hole sonic drill program. Drill hole footage is expected to total 7,700 feet with an average hole depth of 63 feet. The drill plan is designed to further define mineralized placer material between Line 8.6 to Line 12 as well as test for potential mineralized material from Lines 13 to 17.5. Each Line is approximately 500 feet apart and drill lines will be spaced roughly 250 feet apart.

Goldrich previously completed a reverse circulation drill program that delineated approximately 10.5 million cubic yards of mineralized material at an average grade of 0.025 ounces (0.78 grams) gold per cubic yard containing an estimated 250,000 ounces of gold. This mineralized material and the pay gravel referenced in this report does not constitute a mineral reserve as defined in SEC Industry Guide 7. In 2016, GNP surveyed the area beyond Line 11 and received a permit to mine Lines 11 to 18 in addition to permits already received to mine from Line 1 to Line 11. GNP work indicates the gold mineralization extends further along strike beyond Line 11.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $52,300 for interest, $431,571 for payment of the gold notes, and $300,000 for the payment of the senior unsecured loan over the next 12 months as of March 31, 2017. Additional funds will be needed for any exploration expenditures. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During the three-month period ended March 31, 2017, we completed financings totaling approximately $103,000 consisting of equity financings for $103,000 net cash in February and March for placements of our securities.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2017, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At March 31, 2017, we had outstanding total notes payable in gold of $431,571, representing 342.789 ounces of fine gold deliverable at November 30, 2017.

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

We currently have only a brief recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If these distributions increase in future years and we profitably execute our business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. In 2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. GNP’s forecast for 2017 production is approximately 13,500 ounces of fine gold at a cost of approximately US$700 per ounce. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On March 31, 2017 we had total liabilities of $1,821,928 and total assets of $807,200. This compares to total liabilities of $1,668,056 and total assets of $790,878 on December 31, 2016. As of March 31, 2017, our liabilities consist of $374,755 for remediation and asset retirement obligations, $431,571 of notes payable in gold, $300,000 of notes payable, $342,731 of trade payables and accrued liabilities, $342,253 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,447,173 is due within 12 months. The increase in liabilities compared to December 31, 2016 is largely due to an increase in trade and related party payables. The increase in total assets was due to an increase in prepaid expenses during the quarter ended March 31, 2017.

On March 31, 2017 we had negative working capital of $1,304,567 and a stockholders’ deficit of $1,014,728 compared to negative working capital of $1,174,981 and stockholders’ deficit of $877,178 for the year ended December 31, 2016. Working capital decreased during the quarter ended March 31, 2017 due to the accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2017.

During the three months ended March 31, 2017, we used cash from operating activities of $75,266 compared to $70,864 for 2016. Net losses increased marginally year over year due to decreases in depreciation of equipment sold in prior years and an increase in the fair value of notes paid in gold.  Net operating losses were $232,440 and $222,970 for the three months ended March 31, 2017 and 2016, respectively, including depreciation of $4,750 and $8,628 for the respective quarters.

During the three months ended March 31, 2017, and 2016 respectively, we used no cash in investing activities.

During the three months ended March 31, 2017, cash of $83,000 was provided by financing activities, compared to cash of $nil provided during the same period of 2016.

Private Placement Offerings

Unit Private Placement

Series F Convertible Preferred Stock:

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $153,000 to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, the Company issued a total of 5,100,000, five-year Class S warrants to purchase shares of the Company’s common stock. The Class S warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $74,238, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

Additionally, a beneficial conversion feature of $78,762 was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series F on the Company’s balance sheet.

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at March 31, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the three-month periods ended March 31, 2017 and 2016, respectively.

The fair value of the warrants of Series F, were estimated on the issue dates using the following weighted average assumptions:

Preferred Series	F	F	F	F
Issue Date	December 30, 2016	February 7, 2017	March 1, 2017	March 31, 2017
Risk-free interest rate	1.93%	1.85%	1.99%	1.93%
Expected dividend yield	0	0	0	0
Expected term (in years)	5	5	5	5
Expected volatility	153.70%	153.3%	155.4%	157.4%

Series F Preferred Stock were issued with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), shall be paid prior to liquidation payments to holders of Company securities junior to the Series F Preferred Stock. Holders of the Company’s Series A, B and C Preferred Stock shall be paid in advance of holders of the Series D, E and F Preferred Stock on the occurrence of a Liquidation Event.

•

Voting: Each holder of Series F Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series F Preferred Stock could be converted. Holders of Series F Preferred Stock vote as a single class respectively with the common shares on an as-if-converted basis. No holder of Series F Preferred Stock is entitled to pre-emptive voting rights.

•

Conversion: Shares of Series F Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series F shares by $1,000, then dividing by the Series F conversion price of $0.03 per common share. The Series F conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•

Dividend Rate: The holders of Series F Preferred Stock shall not be entitled to receive dividends.

•

The Series F Preferred Stock includes a redemption feature as described above.

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

Notes Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $11,250 and $11,250 had been paid and expensed during the three month periods ended March 31, 2017 and 2016 respectively.

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

At March 31, 2017, the Company had outstanding total notes payable of $300,000

On January 27, 2017, The Company and lender amended the terms of the note. The note was originally set to mature on January 29, 2017. The amendment granted a 120-day extension on the principal of the loan to May 29, 2017 in exchange for the Company paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30, 2017, the lender agreed to extend the note to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017. In June 2017, the lender agreed to extend the note to June 30, 2017 for an additional $5,000 fee. This fee has not yet been paid.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the three months ended March 31, 2017, the Company recorded a change in the fair value of this derivative of $19,310.

At March 31, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $431,571 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

Subsequent Events

On January 27, 2017, we amended our Senior Unsecured Promissory Note to Gold Rich Asia Investment Limited. The loan was originally set to mature on January 29, 2017. The amendment allows for a 120-day extension on the principal of the loan to May 29, 2017 in exchange for us paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30,

2017, the lender agreed to extend the due date to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017. In June 2017, the lender agreed to extend the note to June 30, 2017 for an additional $5,000 fee. This fee has not yet been paid.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended March 31, 2017.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2017, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  June 21, 2017

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 21, 2017

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer