Form 10-Q
period 2017-06-30
GOLDRICH MINING CO
filed 2017-08-18
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 7, 2017:     131,232,809

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

15

Item 3. Quantitative and Qualitative Disclosures about Market Risk

24

Item 4. Controls and Procedures

24

PART II – OTHER INFORMATION

25

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

25

Item 3.  Defaults upon Senior Securities

25

Item 4.  Mine Safety Disclosure

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 309	$ 30,080
Prepaid expenses	88,009	80,456
Other receivable	-	10,999
Total current assets	88,318	121,535

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	11,800	19,597
Mining properties, claims and royalty option	649,746	649,746
Total property, plant, equipment and mining claims	661,546	669,343
Total assets	$ 749,864	$ 790,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 365,411	$ 278,239
Related party payables	381,374	277,890
Notes payable in gold	434,811	412,261
Notes payable, net of discount	403,000	297,508
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	1,615,214	1,296,516

Long-term liabilities:
Remediation and asset retirement obligation	377,971	371,540
Total long-term liabilities	377,971	371,540
Total liabilities	1,993,185	1,668,056

Commitments and contingencies (Notes 3, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,999,450 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 issued and outstanding, $300,000 liquidation preference	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 and 50 shares authorized, issued and outstanding, $153,000 and $50,000 liquidation preference	-	-
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,976,669	13,873,669
Accumulated deficit	(28,614,446)	(28,145,303)
Total stockholders’ deficit	(1,243,321)	(877,178)
Total liabilities and stockholders' deficit	$ 749,864	$ 790,878

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Exploration	$ 24,315	$ 8,874	$ 39,812	$ 21,863
Depreciation and amortization	3,047	8,379	7,797	17,007
Management fees and salaries	54,313	56,063	113,813	109,969
Professional services	39,211	11,913	44,054	43,254
General and admin	37,620	54,347	99,699	107,572
Office supplies and other	2,936	3,856	6,532	5,634
Directors' fees	8,200	5,600	14,400	16,400
Mineral property maintenance	21,192	20,893	42,385	41,785
Total operating expenses	190,834	169,925	368,491	363,484

Other (income) expense:
Change in fair value of notes payable in gold	3,240	-	22,550	-
Royalty expense	8,109	-	8,109	-
Interest expense and finance costs	26,409	29,829	69,992	59,239
Total other expense	37,758	29,829	100,651	59,239

Net loss	(228,592)	(199,754)	(469,143)	(422,723)

Deemed dividends	-	(52,742)	(52,900)	(52,742)
Preferred dividends	(1,896)	(1,896)	(3,771)	(3,792)
Net loss available to common stockholders	$ (230,488)	$ (254,392)	$ (525,813)	$ (479,257)

Net loss per common share – basic and diluted	$ (Nil)	$ (Nil)	$ (Nil)	$ (Nil)

Weighted average common
shares outstanding-basic and diluted	131,232,809	131,232,809	131,232,809	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (469,143)	$ (422,723)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,797	17,007
Change in fair value of notes payable in gold	22,550	-
Amortization of discount on note payable and notes payable in gold	2,492	10,015
Amortization of deferred financing costs	-	6,523
Accretion of asset retirement obligation	6,431	6,184

Change in:
Other receivable	10,999	-
Prepaid expenses	(7,553)	6,162
Accounts payable and accrued liabilities	87,172	99,987
Related party payable	103,484	117,203
Net cash used - operating activities	(235,771)	(159,642)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants,
net of offering costs	103,000	100,000
Proceeds from note payable	103,000	-
Net cash provided - financing activities	206,000	100,000

Net (decrease) in cash and cash equivalents	(29,771)	(59,642)

Cash and cash equivalents, beginning of period	30,080	78,609
Cash and cash equivalents, end of period	$ 309	$ 18,967

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	$ 52,900	$ 47,258
Warrants issued with preferred stock	$ 50,100	$ 52,742

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2017, there were 131,232,809 shares of our common stock issued and outstanding.

For the six-month periods ended June 30, 2017 and 2016, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 93,963,712 and 78,291,333, respectively, would have been anti-dilutive.

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

Equipment and Accumulated Depreciation

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

At June 30, 2017 and December 31, 2016, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2017	Balance December 31, 2016	Fair Value Hierarchy level
Assets:
Cash and cash equivalents	$ 309	$ 30,080	1
Liabilities
Recurring: Notes payable in gold (Note 6)	$ (434,811)	$ (412,261)	2

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

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each Goldrich and NyacAU. The Minimum Production Requirement for 2017 is 1,200 ounces of fine gold.

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

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5 above, to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP. At June 30, 2017, the Company has an accrued liability of $8,110 for 12% of the $67,580 distribution made in 2016.

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid. An amount of $200,000 and $127,500 had been accrued at June 30, 2017 and December 31, 2016, respectively. Deferred compensation for the three and six-month periods ended June 30, 2017 and 2016, was $45,000 and $90,000, and $45,000 and $82,500, respectively. An amount of $51,676 and $35,093 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at June 30, 2017 and December 31, 2016, respectively. Fees for the three and six-month periods ended June 30, 2017 and 2016, was $12,421 and $22,584, and $11,111 and $28,028, respectively. These amounts are included in related party payable.

An amount of $129,698 and $115,298 has been accrued for consultants and directors’ fees at June 30, 2017 and December 31, 2016, respectively and is included in related party payable. Fees for the three and six-month periods ended June 30, 2017 and 2016, was $8,200 and $14,700, and $5,000 and $14,800, respectively.

5.

NOTES PAYABLE

The Company has a three-year unsecured senior note for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $22,500 and $22,500 had been paid and expensed during the six-month periods ended June 30, 2017 and 2016, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTES PAYABLE, CONTINUED

Repayment of all amounts owed under the note is guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

On January 27, 2017, the Company and lender amended the terms of the note. The note was originally set to mature on January 29, 2017. The amendment granted a 120-day extension on the principal of the loan to May 29, 2017 in exchange for the Company paying an extension fee in the amount of $20,000 to the lender by February 7, 2017. This amount was paid on February 7, 2017. On May 30, 2017, the lender agreed to extend the note to June 12, 2017 for a $5,000 fee. This fee was paid on May 30, 2017. In June 2017, the lender agreed to extend the note to June 30, 2017 for an additional $5,000 fee. The balance of the note, as well as the fee to extend the maturity date of the note, were paid on July 11, 2017.

In 2017, the Company announced a short-term bridge loan from one of the Company’s Directors for $600,000 with a maturity date of August 30, 2017 and an interest rate of 15% per annum. As of June 30, 2017, the Company has received $103,000 of the $600,000 and recognized interest expense of $2,148.

At June 30, 2017, the Company had outstanding total notes payable of $403,000.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the six-months ended June 30, 2017, the Company recorded a change in the fair value of $22,550, based on a forward gold contract rate of $1,268.

At June 30, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $434,811 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

Series F Convertible Preferred Stock:

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $50,000 in 2016 and $103,000 to the Company in the three months ended March 31, 2017. These shares were issued from the designated 10,000,000 shares of Preferred Stock, par value as the Board may determine.

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

Additionally, a beneficial conversion feature of $78,762 ($52,900 in 2017) was determined to exist, which represented a deemed dividend to the holders of the preferred shares recognizable immediately upon issue due to the ability to convert the shares concurrent with issuance of the preferred shares. The fair value of the warrants and the beneficial conversion feature, which together consumed the value of the net proceeds, were charged to additional paid in capital at the date of issuance, resulting in no credit to Convertible preferred stock series F on the Company’s balance sheet.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY, CONTINUED

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at June 30, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the six-month periods ended June 30, 2017 and 2016, respectively.

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

9.

SUBSEQUENT EVENTS

On July 28, 2017, the Company announced a short-term bridge loan for $600,000. The interest rate is 15% per annum and the loan is due August 31, 2017.  The loan is from a director of the Company and the Company is currently in discussions to obtain a long-term loan but terms have not been finalized.

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

Joint Venture Placer Operations

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

Through July 2017, a total of approximately 7,262 ounces of alluvial gold, equivalent to approximately 6,050 ounces of fine gold, were extracted, of which 2,937 ounces of alluvial gold, equivalent to approximately 2,417 ounces of fine gold, were extracted in June and 4,325 ounces of alluvial gold, equivalent to approximately 3,634 ounces of fine gold, were extracted in July. Subject to weather, production will continue through mid-September.

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

In addition, the GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each Goldrich and NyacAU. The Minimum Production Requirement for 2017 is 1,200 ounces of fine gold. At $1,200 per fine ounce of gold, the value of the Minimum Production Requirements for 2016 and 2017 would be $2,760,000. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

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

In addition to and separate from the operations noted above for the joint venture, during 2015, we removed a mine waste road built in 2010 and completed related remediation activities. We received a confirmation of completion and satisfaction from the US Army Corps of Engineers on September 23, 2015.

2017 Drill Program:

Beginning in June 2017, GNP began conducting a 122-hole sonic drill program. Drill hole footage is expected to total 7,700 feet with an average hole depth of 63 feet. The drill plan is designed to further define mineralized placer material between Line 8.6 to Line 12 as well as test for potential mineralized material from Lines 13 to 17.5. Each Line is approximately 500 feet apart and drill lines will be spaced roughly 250 feet apart.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $31,000 for interest, $434,811 for payment of the gold notes, and $900,000 for the payment of two senior unsecured loans over the next 12 months. Additional funds will be needed for any exploration expenditures. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During the six-month period ended June 30, 2017, we completed financings totaling approximately $206,000 consisting of equity financings for $103,000 net cash in February and March from placements of our securities and $103,000 net cash in April and May from a short-term bridge loan.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2017, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to renegotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At June 30, we had outstanding total notes payable in gold of $434,811, representing 342.789 ounces of fine gold deliverable at November 30, 2017.

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

Results of Operations

On June 30, 2017 we had total liabilities of $1,993,185 and total assets of $749,864. This compares to total liabilities of $1,668,056 and total assets of $790,878 on December 31, 2016. As of June 30, 2017, our liabilities consist of $377,971 for remediation and asset retirement obligations, $434,811 of notes payable in gold, $403,000 of notes payable, $365,411 of trade payables and accrued liabilities, $381,374 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,615,214 is due within 12 months. The increase in liabilities compared to December 31, 2016 is largely due to an increase in trade and related party payables as well as a new short term bridge financing. The decrease in total assets was due to an increase in expenses paid in cash during the six months ended June 30, 2017.

On June 30, 2017 we had negative working capital of $1,526,896 and a stockholders’ deficit of $1,243,321 compared to negative working capital of $1,174,981 and stockholders’ deficit of $877,178 for the year ended December 31, 2016. Working capital decreased during the quarter ended March 31, 2017 due to the accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to the operating loss for the period ended June 30, 2017.

During the six months ended June 30, 2017, we used cash from operating activities of $235,771 compared to $159,642 for the same period in 2016. Net losses increased marginally year over year due to decreases in depreciation of equipment sold in prior years and an increase in the fair value of notes paid in gold.  Net losses were $469,143 and $422,723 for the six months ended June 30, 2017 and 2016, respectively, including depreciation of $7,797 and $17,007 for the respective quarters.

During the six months ended June 30, 2017, and 2016 respectively, we had no cash flows from investing activities.

During the six months ended June 30, 2017, cash of $206,000 was provided by financing activities, compared to cash of $100,000 provided during the same period of 2016.

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

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at June 30, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the three-month periods ended March 31, 2017 and 2016, respectively.

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

Notes Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $22,750 and $22,500 had been paid and expensed during the six-month periods ended June 30, 2017 and 2016 respectively.

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

The balance of the note, as well as the fee to extend the maturity date of the note, were paid on July 11, 2017.

On July 28, 2017, the Company announced a short-term bridge loan for $600,000 with a maturity date of August 30, 2017 and an interest rate of 15% per annum. As of June 30, 2017, the Company has received $103,000 of the $600,000.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the six months ended June 30, 2017, the Company recorded a change in the fair value of this derivative of $22,550.

At June 30, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $434,811 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

Subsequent Events

On July 28, 2017, the Company announced a short-term bridge loan for $600,000. The interest rate is 15% per annum and the loan is due August 31, 2017.  The loan is from a director of the Company and the Company is currently in discussions to obtain a long-term loan but terms have not been finalized.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended June 30, 2017.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2017, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 18, 2017

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2017

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer