Form 10-Q
period 2017-09-30
GOLDRICH MINING CO
filed 2017-11-17
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2017:     131,232,809

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

26

Item 1A.  Risk Factors

26

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

26

Item 3.  Defaults upon Senior Securities

26

Item 4.  Mine Safety Disclosure

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company	(Unaudited)
Consolidated Balance Sheets	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 6,298	$ 30,080
Prepaid claim fees	83,023	56,513
Prepaid expenses	52,432	23,943
Other current assets	27,788	10,999
Total current assets	169,541	121,535

Property, plant, equipment, and mining claims:
Equipment, net of accumulated depreciation	9,309	19,597
Mining properties, claims and royalty option	649,746	649,746
Total property, plant, equipment and mining claims	659,055	669,343
Total assets	$ 828,596	$ 790,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 427,300	$ 278,239
Related party payables	404,864	277,890
Notes payable in gold	437,193	412,261
Notes payable, net of discount	-	297,508
Note payable, related party	650,000	-
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	1,949,975	1,296,516

Long-term liabilities:
Remediation and asset retirement obligation	381,186	371,540
Total long-term liabilities	381,186	371,540
Total liabilities	2,331,161	1,668,056

Commitments and contingencies (Notes 3, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,999,450 shares authorized:
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 issued and outstanding, $300,000 liquidation preference	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 and 50 shares authorized, issued and outstanding, $153,000 and $50,000 liquidation preference	-	-
Common stock; $.10 par value, 250,000,000 shares authorized; 131,232,809 issued and outstanding	13,123,281	13,123,281
Additional paid-in capital	13,976,669	13,873,669
Accumulated deficit	(28,873,690)	(28,145,303)
Total stockholders’ deficit	(1,502,565)	(877,178)
Total liabilities and stockholders' deficit	$ 828,596	$ 790,878

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Exploration	$ 49,341	$ 8,472	$ 89,153	$ 30,335
Depreciation and amortization	2,491	6,312	10,288	23,319
Management fees and salaries	58,469	53,094	172,281	163,063
Professional services	4,475	5,633	48,529	48,887
General and administrative	67,122	49,317	166,822	156,889
Office supplies and other	2,590	1,038	9,121	6,672
Directors' fees	10,500	10,200	24,900	26,600
Mineral property maintenance	21,676	20,993	64,061	62,777
Total operating expenses	216,664	155,059	585,155	518,542

Other (income) expense:
Change in fair value of notes payable in gold	2,382	-	24,932	-
Royalty expense	-	-	8,109	-
Interest expense and finance costs	40,197	29,159	110,190	88,398
Total other (income) expense	42,579	29,159	143,231	88,398

Net loss	(259,243)	(184,218)	(728,386)	(606,940)

Deemed dividends	-	(102,420)	(52,900)	(155,162)
Preferred dividends	(1,917)	(1,917)	(5,688)	(5,708)
Net loss attributable to common stockholders	$ (261,160)	$ (288,555)	$ (786,974)	$ (767,810)

Net loss per common share – basic and diluted	$ (Nil)	$ (Nil)	$ (Nil)	$ (0.01)

Weighted average common
shares outstanding-basic and diluted	131,232,809	131,232,809	131,232,809	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (728,386)	$ (606,940)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,288	23,319
Change in fair value of notes payable in gold	24,932	-
Amortization of discount on note payable and notes payable in gold	2,492	10,895
Amortization of deferred financing costs	-	13,539
Accretion of asset retirement obligation	9,646	9,275

Change in:
Prepaid claim fees	(26,510)	(21,993)
Prepaid expenses	(28,490)	(14,615)
Other current assets	(16,787)	-
Accounts payable and accrued liabilities	149,060	162,610
Related party payables	126,973	180,295
Net cash used - operating activities	(476,782)	(243,615)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants,
net of offering costs	103,000	250,000
Proceeds from note payable	650,000	-
Payment of note payable	(300,000)
Net cash provided - financing activities	453,000	250,000

Net increase (decrease) in cash and cash equivalents	(23,782)	6,385

Cash and cash equivalents, beginning of period	30,080	78,609
Cash and cash equivalents, end of period	$ 6,298	$ 84,994

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	$ 52,900	$ 155,162
Warrants issued with preferred stock	$ 50,100	$ 94,838

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

The Company currently has no historical recurring source of revenue and in 2016 was allocated its first distribution from the joint venture (Note 3). If these distributions increase in future years and the Company profitably executes its business plan, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or issuance of debt.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2017, there were 131,232,809 shares of our common stock issued and outstanding.

For the nine-month periods ended September 30, 2017 and 2016, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 93,963,714 and 73,655,378, respectively, would have been anti-dilutive.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications have no effect on the results of previously reported operations or stockholders’ deficit or cash flows.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has one financial liability that is adjusted to fair value on a recurring basis:

At September 30, 2017 and December 31, 2016, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2017	Balance December 31, 2016	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ (437,193)	$ (412,261)	2

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED:

1.

Operating Expenses. GNP will first pay all Operating Expenses as defined in the Operating Agreement for placer mining operations at the Claims for the current mining year. Until Commercial Production is achieved, GNP will draw down or use a line of credit from NyacAU (“LOC1”) to fund payment of the Operating Expenses and repay LOC1 to the extent of the current year's Operating Expenses.

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution due to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

3.

LOC1 Payments. After payment of Operating Expenses and the Members' distribution, GNP will apply any remaining revenue to reduce the remaining balance of LOC1, if any, until it is paid in full.

4.

Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the Company may fund Reserves in an amount that is consistent with the annual budget.

5.

Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members', payment of LOC1 under Section 10.1.3, and funding of any Reserves, from any remaining gold production or revenue, the Company will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution due to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

Substantially all required allocations and distributions shall be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members.

At the conclusion of 2016, Goldrich was allocated a distribution of $67,580 under #2 above. The balance of LOC2 at December 31, 2016 was $nil; therefore, the Company elected to have the distribution applied toward Loan3. Subsequent to September 30, 2017, GNP notified Goldrich that the estimated total distribution for 2017 under #2 above will be $218,270, but the final number will not be known until the 2017 year end. Any amount received will be applied against Loan3 and related accrued interest until the balance, which was approximately $314,000 as of September 30, 2017, is paid.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED:

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5 above, to Chandalar Gold, LLC (“CGL”), a non-related entity. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44% and CGL will receive 6% (12% of Goldrich’s 50% of GNP = 6%) of any cash distributions produced by GNP. At September 30, 2017, the Company has an accrued liability of $8,110 for 12% of the $67,580 distribution made in 2016.

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016, portions of the Company’s Chief Executive Officer’s (“CEO”) salary were not paid, resulting in accrued balances of $215,000 and $127,500 at September 30, 2017 and December 31, 2016, respectively. Deferred compensation for the three and nine-month periods ended September 30, 2017 and 2016, were $45,000 and $90,000, and $45,000 and $90,000, respectively. An amount of $50,666 and $35,093 has been accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at September 30, 2017 and December 31, 2016, respectively. Fees for the three and nine-month periods ended September 30, 2017 and 2016, were $13,989 and $39,573, and $8,143 and $35,921, respectively. These amounts are included in related party payable.

An amount of $139,198 and $115,298 has been accrued for consultants and directors’ fees at September 30, 2017 and December 31, 2016, respectively and is included in related party payable. Fees for the three and nine-month periods ended September 30, 2017 and 2016, were $10,500 and $25,200, and $10,200 and $25,000, respectively.

5.

NOTES PAYABLE

The Company had a three-year unsecured senior note for $300,000 with a private investment firm (“the lender”). The note bore interest at 15%, payable at the end of each quarter. Interest of $24,333 and $33,750 had been paid and expensed during the nine-month periods ended September 30, 2017 and 2016, respectively.

Repayment of all amounts owed under the note was guaranteed by Goldrich Placer LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The note contains standard default provisions, including failure to pay interest and principal when due.

The balance of the note, together with extension fees agreed with the note holder to extend the maturity date of the note, were paid in full on July 11, 2017.

In 2017, the Company entered into a short-term bridge loan from one of the Company’s Directors (a related party), at an interest rate of 15% per annum, with a maturity concurrent with future entry into a new and larger long-term note current under negotiation.  At September 30, 2017, the Company had an outstanding related party note payable of $650,000 and had recognized interest expense of $21,463 and $23,611, respectively, for the three and nine month periods then ended. Subsequent to the end of the quarter, the Company received an additional $150,000 at the same terms under this bridge loan. As of the date of this report, the Company was in negotiations to refinance this short-term bridge loan into a larger long-term note with this related party and others. The amount, interest rate and other terms have not yet been set.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the nine-months ended September 30, 2017, the Company recorded a change in the fair value of $24,932, based on a forward gold contract price of $1,275 per ounce.

At September 30, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $437,193 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

Series F Convertible Preferred Stock:

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $50,000 in 2016 and $103,000 to the Company in the nine months ended September 30, 2017. These shares were issued from the designated 10,000,000 shares of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, the Company issued a total of 5,100,000, five-year Class S warrants to purchase shares of the Company’s common stock. The Class S warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $24,138 at December 31, 2016 and $54,138 in the nine months ended September 30, 2017, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

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

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at September 30, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the nine-month periods ended September 30, 2017 and 2016, respectively.

The fair value of the Series F warrants was estimated on the issue dates using the following weighted average assumptions:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

8.

COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company has a carryover to 2017 of approximately $22.1 million to satisfy its annual labor requirements. This carryover expires in the years 2017 through 2022 if unneeded to satisfy requirements in those years.

The Company has challenged certain accounting procedures and methods applied by GNP’s managing partner (see Note 3 – Joint Venture) which, if the Company is successful at mediation or arbitration, may result in a significant increase for the 2016 distribution and revise the computation of the 10% profit distribution for 2017 and future years.

9.

SUBSEQUENT EVENTS

With the exceptions of the distribution of GNP earnings described in Note 3 and the loan proceeds received described in Note 5, there are no subsequent events.

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

The Chandalar mine production for 2017 was 14,989 ounces of raw placer gold, which is approximately equivalent to 12,312 ounces of fine gold. This compares to 10,209 ounces of raw gold, or approximately 8,227 ounces of fine gold, produced in 2016 and 4,400 ounces of raw gold, or approximately 3,857 ounces of fine gold, produced in 2015. Total 2017 revenue was approximately $15.5 million and total production represents an increase of 50% over the 2016 mining season.  Total 2016 revenue was $10 million and total production represents an increase of 117% over the 2015 mining season.

The 2017 production season ran from approximately June 4, 2017 through September 27, 2017. The normal production season is approximately from mid-June through mid-September, subject to weather. In addition, stripping of overburden and stockpiling of pay gravel can usually be done for at least one month before and after the production season. Stripping of overburden this year continued through October 17, 2017.

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

At the conclusion of 2016, Goldrich was allocated a distribution of $67,580 under #2 above. The balance of LOC2 at December 31, 2016 was $nil; therefore, the distribution was applied toward Loan3. Subsequent to September 30, 2017, GNP notified Goldrich that the estimated total distribution for 2017 under #2 above will be $218,270, but the final number will not be known until the 2017 year end. Any amount received will also be applied against Loan3 and related accrued interest until the balance, approximately $314,000 as of

September 30, 2017, is paid.  The Company has challenged certain accounting procedures and methods applied by the JV’s managing partner which, if the Company is successful at mediation or arbitration, may result in a significant increase for the 2016 distribution and revise the computation of this distribution in 2017 and future years.

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

2017 Drill Program:

The GNP sonic drill program drilled 231 holes totaling 14,271. The drilling program was completed by GNP. Goldrich has received the drill results from GNP but has not completed compiling and reviewing the results.

The drill plan was designed to further define mineralized placer material between Line 8.6 to Line 11 as well as test for potential mineralized material from Lines 11 to 17.5. Each Line is approximately 500 feet apart and drill lines were spaced roughly 250 feet apart.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $97,500 for interest, $437,193 for payment of the gold notes, and $800,000 for the payment of a senior unsecured loans over the next 12 months. Additional funds will be needed for any exploration expenditures. The Company plans to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During the nine-month period ended September 30, 2017, we completed financings totaling approximately $753,000 consisting of equity financings for $103,000 net cash from placements of our securities and $650,000 proceeds from a new note payable with a related party.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2017, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2017 and we are not able to renegotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At September 30, we had outstanding total notes payable in gold of $437,193, representing 342.789 ounces of fine gold deliverable at November 30, 2017.

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

We currently have only a brief recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If these distributions increase in future years and we profitably execute our business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. In 2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. In 2017, GNP extracted approximately 12,312 ounces of fine gold, showing an upward trend in production over the past three years. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On September 30, 2017 we had total liabilities of $2,331,161 and total assets of $828,596. This compares to total liabilities of $1,668,056 and total assets of $790,878 on December 31, 2016. As of September 30, 2017, our liabilities consist of $381,186 for remediation and asset retirement obligations, $437,193 of notes payable in gold, $650,000 of notes payable to a related party, $427,300 of trade payables and accrued liabilities, $404,864 due to related parties, and $30,618 for dividends payable. Of these liabilities, $1,949,975 is due within 12 months. The increase in liabilities compared to December 31, 2016 is largely due to an increase in trade and related party payables as well as a new unsecured note payable to a related party, offset somewhat by the payment of an existing note payable of $300,000. The increase in total assets was due to an increase in prepaid claims fees and prepaid expenses paid in cash during the nine months ended September 30, 2017.

On September 30, 2017 we had negative working capital of $1,780,434 and a stockholders’ deficit of $1,502,565 compared to negative working capital of $1,174,981 and stockholders’ deficit of $877,178 for the year ended December 31, 2016. Working capital decreased during the nine months ended September 30, 2017 due to the accruals of accounts and trade payables that exceeded payments made against those same types of liabilities, additional accruals of unpaid fees from related parties, and a net increase of notes payable taken on to fund continuing operations. Stockholders’ equity decreased due to the operating loss for the period ended September 30, 2017.

During the nine months ended September 30, 2017, we used cash from operating activities of $476,782 compared to $243,615 for the same period in 2016. Net losses increased marginally year over year due to increases in exploration activities, offset by decreases in depreciation of equipment sold in prior years and a decrease in the fair value of notes paid in gold. Net losses were $728,386 and $606,940 for the nine months ended September 30, 2017 and 2016, respectively, including depreciation of $10,288 and $23,319 for the respective nine month periods.

During the nine months ended September 30, 2017, and 2016 respectively, we had no cash flows from investing activities.

During the nine months ended September 30, 2017, cash of $453,000 was provided by financing activities, compared to cash of $250,000 provided during the same period of 2016. We had proceeds from issuance of Company equities of $103,000, proceeds of $650,000 from a note payable to a related party, which provided funds to pay off an existing $300,000 note payable. These compare to $250,000 proceeds from issuance of Company equities with no notes payable proceeds or payments in the nine months ended September 30, 2016.

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

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at September 30, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and nil common shares for the three-month periods ended March 31, 2017 and 2016, respectively.

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

Notes Payable

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). The note bears interest at 15%, payable at the end of each quarter. Interest of $22,750 and $33,750 had been paid and expensed during the nine-month periods ended September 30, 2017 and 2016 respectively.

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

In 2017, the Company entered into a short-term bridge loan from one of the Company’s Directors, at an interest rate of 15% per annum, with a maturity concurrent with future entry into a new and larger long-term note current under negotiation. At September 30, 2017, the Company had an outstanding related party note payable of $650,000 and had recognized interest expense of $21,463 and $23,611, respectively, for the three and nine month periods then ended. Subsequent to the end of the quarter, the Company received an additional $150,000 at the same terms under this bridge loan. As of the date of this report, the Company was in negotiations to refinance this short-term bridge loan into a larger long-term note with this related party and others. The amount, interest rate and others have not yet been set.

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

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the nine months ended September 30, 2017, the Company recorded a change in the fair value of this derivative of $22,550. For the nine-months ended September 30, 2017, the Company recorded a change in the fair value of $24,932 based on a forward gold contract rate of $1,275.

At September 30, 2017 and December 31, 2016, the Company had outstanding total notes payable in gold of $437,193 and $412,261, respectively, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

Subsequent Events

Subsequent to the end of the period, we received an additional $150,000 under the terms of the Note payable from related party, increasing the total note to $800,000.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments or rulings during the period ended September 30, 2017.

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

Date:  November 16, 2017

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2017

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer