Form 10-K
period 2017-12-31
GOLDRICH MINING CO
filed 2018-04-16
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 2,412,282 as of June 30, 2017

The number of shares of the Registrant’s Common Stock outstanding as of April 10, 2018 was 134,107,809.

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

December 31, 2017

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

29

ITEM 2.  PROPERTIES

30

ITEM 3.  LEGAL PROCEEDINGS

40

ITEM 4. MINE SAFETY DISCLOSURES

41

PART II

42

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

42

ITEM 6.  SELECTED FINANCIAL DATA

44

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

44

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

53

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

79

ITEM 9A.  CONTROLS AND PROCEDURES

79

ITEM 9B.  OTHER INFORMATION

80

PART III

81

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

81

ITEM 11.  EXECUTIVE COMPENSATION

89

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

92

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

93

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

94

PART IV

95

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

95

SIGNATURES

98

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

Concerning our placer operations, in 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement). Total production in 2017 was approximately 12,300 oz. of fine gold compared to approximately 8,200 fine oz. in 2016 and approximately 3,600 oz. of fine gold in 2015. GNP showed a profit of $2,410,873 and $683,765 in 2017 and 2016, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved.

During 2017, GNP completed a sonic drill program and drilled 231 holes totaling 14,271 feet. Goldrich is in the process of reviewing the drilling results.

Goldrich previously conducted 15,000 feet (4,572 meters) of reverse circulation drilling on the placer deposit in 2007. This drill program delineated approximately 10.5 million cubic yards of mineralized material at an average grade of 0.025 ounces (0.78 grams) gold per cubic yard containing an estimated 250,000 ounces of gold. This mineralized material is not a mineral reserve as defined in SEC Industry Guide 7.

Concerning hard-rock exploration, during the last several years, weak financial markets have been an important factor affecting the level of our exploration activities. We were unable to obtain sufficient finances for hard-rock drilling exploration in 2014, 2015, 2016, and 2017 but conducted an airborne radiometric and magnetic survey over the entire property. As the placer mine begins commercial production (as defined in the joint venture agreement), we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

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

Total recorded gold extraction from the Chandalar property, as contained in our historical records, currently stands at approximately 112,000 ounces of fine gold, although actual historic extraction was probably much greater than the recorded extraction. Of this total, recorded lode gold extraction from high-grade gold-quartz vein-shear zone deposits is 8,351 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not proven or probable ore reserves as defined in the SEC Industry Guide 7. Approximately 104,000 ounces of the total gold extraction came from placer deposits of which approximately 27,100 ounces were from gold extraction since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer extraction was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

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

In the beginning of 2003, we owned nineteen 40-acre Traditional mining claims at Chandalar. During 2003, we purchased seven traditional mining claims, which had been re-staked as State of Alaska mining claims from the Anderson Partnership for $35,000. In September of 2003, we staked fifty-five 160-acre MTRSC (meridian, township, range, section, and claim location system) state mining claims. In 2004, we staked one traditional 40-acre claim and eight 160-acre MTRSC claims. In 2005, we staked one 160-acre MTRSC claim. In 2006, we staked twenty-nine 160-acre MTRSC claims of which five were subsequently dropped after being evaluated in 2007. In 2007, we staked five 160-acre MTRSC claims, with twelve 160-acre MTRSC claims and two 40-acre MTRSC claims in 2008. In 2009, we staked an additional 40-acre MTRSC claim and were awarded twenty 40-acre MTRSC claims by a Superior Court for the State of Alaska. These claims had been located and held by Gold Dust Mines, Inc. In 2010, we purchased nine 40-acre MTRSC claims at a public auction. In 2011, we staked additional claims to expand our Chandalar mining claims based on recent exploration results and aeromagnetic data published by the United States Geological Survey. The aeromagnetic survey showed that all known gold prospects in the Chandalar district are associated with a large, northeast-trending, magnetic high. As a result, we located new mining claims covering 4,800 acres, completing our coverage of this northeast mineral trend. With the new acquisition, our total land area at Chandalar increased to approximately 22,858 acres, consisting of 23 patented Federal mining claims and 197 unpatented State of Alaska mining claims. Based on the same survey, we also staked a new and separate 25,600-acre block of state mining claims known as Thazzik Mountain, located 30 miles southeast of Chandalar, the significance of which is discussed above. We relinquished our Thazzik Mountain claims during 2013 due to financial considerations.

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

In November of 1989, we entered into a ten-year mining lease, extendable for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw (placer) gold extraction to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. Anderson Partnership), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.

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

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012, 2013, 2014, 2015, 2016, and 2017. Focus was therefore put on our placer deposit, where significant funds for development were available. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013, 2014, 2015, and 2017. In addition to the employees of Goldrich, GNP had as many as 10 employees during 2012, 46 employees during 2013, 10 employees during 2014, 67 employees during 2015, 50 employees during 2016, and 63 employees during 2017.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. Further sampling will need to be performed at the site. At December 31, 2017, we have accrued a liability of $50,000 in our financial statements to remedy this site.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty will carry interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production (as defined in the joint venture agreement). Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich. In 2016, Goldrich paid $67,580 towards interest accrued from this loan, and in 2017, Goldrich paid $64,009 towards interest and $154,761 towards the principal of the loan with its 10% membership distributions from production.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2017, we raised $103,000 net cash from the sale of 103 shares of Series F Preferred Stock, and $1,705,000 net cash from a senior secured note payable due October 31, 2018. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no extraction during the 2014 season. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. On January 18, 2017, we reported GNP had extracted approximately 10,209 oz. of alluvial gold (equivalent to 8,227 oz. of fine gold) before closing out the 2016 season. During 2017, GNP extracted approximately 14,991 oz. alluvial gold (equivalent to 12,340 oz. of fine gold) before closing out the 2017 season. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

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

We have incurred losses since inception, with the exception of the year ended December 31, 2015, and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended 2015, but we incurred net losses during each of the following periods:

•  $965,457 for the year ended December 31, 2017;

•  $733,298 for the year ended December 31, 2016; and

•  $1,953,383 for the year ended December 31, 2014

We had an accumulated deficit of approximately $29.2 million as of December 31, 2017. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

At December 31, 2017, a portion of the Company’s notes payable in gold outstanding, with a net liability of $355,950, obligate the Company to deliver 266.789 ounces of fine gold by November 30, 2018. The Company is not in default on these notes. These notes are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. During 2014, we issued an unsecured senior note for approximately $300,000, which is part of six staged loans for a then-potential aggregate of $2,000,000, subsequent loans being at the discretion of the investor. This note was paid off during 2017. During 2017, we issued secured senior notes for approximately $1,794,737 with a maturity date of October 31, 2018. These notes are secured against our right to future distributions by our joint venture with NyacAU.

If we are unable to timely satisfy our obligations under the notes payable in gold or the unsecured senior note, including timely payment of gold in November of 2018 or interest when due and payment of the principal amount at maturity on the secured senior notes and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are specifically secured against our right to future gold distributions under our joint venture. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects.

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

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production (as defined in the joint venture agreement). The joint venture extracted approximately 680 ounces of gold during the 2013 mine construction period. In 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,857 ounces of gold before closing out the 2015 season. The joint venture reported mining results for the 2106 season, extracting 8,227 ounces of fine gold. The joint venture reported mining results for the 2107 season, extracting 12,340 ounces of fine gold. While we have projected an increase in ounces produced for 2018 and future years, we cannot assure you that those results will be accomplished.

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

At this time, due to the risks and uncertainties described in this section, we cannot assure you that the extraction activities in 2018 or in the future will generate revenues, profits or cash flow to us.

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

We have entered into arbitration with our joint venture partner.

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The outcome of the arbitration is not yet determined. The arbitration is scheduled to occur during July and August 2018 in Anchorage, AK. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel.

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

William V. Schara, our CEO, devotes 100% of his time to company business. Ted Sharp, our CFO, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 30% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp often conducts business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

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

The market price of our common stock has ranged from a high of $0.063 and a low of $0.019 during the twelve-month period ended December 31, 2017. The market price for our common stock closed at $0.038 on December 29, 2017, the last trading day of 2017. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2017, we had 131,232,809 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

2,900,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2017;

•

32,190,476 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2017; and

•

68,295,596 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2017.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 103,386,072 shares of common stock, and our issued and outstanding share capital would increase to 237,493,881 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2017, ranged between a high of $0.063 and a low of $0.019, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Exploration Programs and Mining Activities

We maintain an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most of the previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, approximately $40.98 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, and survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

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

Membership distributions of $67,580 and $218,270 in 2016 and 2017, respectively, were allocated to Goldrich under #2 above. The allocations were applied against the balance of LOC 3 and interest accrued thereon. The balance of LOC2 at December 31, 2017 and December 31, 2016 was $nil. These allocations may change subject to the outcome of the current arbitration between us and our joint venture partners.

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each Goldrich and NyacAU. The Minimum Production Requirement for 2017 is 1,200 ounces of fine gold. The Minimum Production Requirement for 2018 is 1,300 ounces of fine gold.

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

Planned 2018 Exploration and Mining Activities

In 2018, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property. We will once again undertake such activities if and when our financial situation permits.

GNP management plans to run the plant for 100 days at 20 hours per day. Subject to weather, the plant normally runs from June to mid-September of each year. In 2017, the plant ran from approximately June 1st to September 27th and produced approximately 12,340 ounces of fine gold.

GNP anticipates a winter trail to transport additional equipment and supplies from March through approximately mid-April, as well as winter mining crews to strip overburden. Included in the equipment GNP plans to transport are six additional haul trucks which will expand the total number of haul trucks at site from 12 to 18.

The GNP budget provided to Goldrich estimates total 2018 production will be approximately 21,000 ounces of fine gold. NyacAU, the manager of GNP, has not provided Goldrich the supporting documents for GNP’s budget and Goldrich has not reviewed the detailed assumptions and calculations used to prepare the budget.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. With the exception of the arbitration actions detailed below, there are no pending material legal proceedings in which the Company is a party or any of their respective properties is subject. Also with the exception of the arbitration actions detailed below, there are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The outcome of the arbitration is not yet determined. The arbitration is scheduled to occur during July and August 2018 in Anchorage, AK. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel.

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

Our common stock is quoted on the OTCQB under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2017 and 2016.

Fiscal Year	High Closing	Low Closing
2017
First Quarter	$0.04	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

2016
First Quarter	$0.05	$0.02
Second Quarter	$0.06	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.03	$0.02

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.035 on March 6, 2018. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of March 5, 2018 there were 2,949 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $537,228 as of December 31, 2017. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. At December 31, 2017, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	2,900,000	$0.23	2,375,672
Equity compensation plans not approved by security holders	0	0	0
Total	2,900,000	$0.23	2,375,672

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

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2017.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012, 2013, 2016, and 2017. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

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

GNP produced approximately 12,300 oz. of fine gold in 2017 compared to approximately 8,200 fine oz. in 2016 and approximately 3,600 oz. of fine gold in 2015. GNP showed a profit of $2,410,873 and $683,765 in 2017 and 2016, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

During 2017, GNP also completed a sonic drill program and drilled 231 holes totaling 14,271 feet. Goldrich is in the process of reviewing the drilling results.

In addition to the drilling completed by GNP, we have completed approximately 15,000 feet of drilling to date on the upper half of the Little Squaw Creek placer project and outlined 10.5 million cubic yards of mineralized material, at an average head grade of 0.025 ounces of gold per cubic yard for an estimated total of approximately 250,000 contained ounces. The mineralized material at Chandalar is not a mineral reserve as defined in SEC Industry Guide 7. Based on a targeted extraction rate of 20,000 ounces of gold per year and the mineralized material drilled out to date, the Little Squaw Creek mine would have a mine life of approximately 12 years. Little Squaw Creek is one of seven potential placer targets on the Chandalar property and is open to expansion. Mining operations at the Chandalar mine utilize conventional gravity technologies for gold recovery. All plants will employ a recirculating closed-loop water system to minimize water usage and protect the environment.

Chandalar Mine

During 2016, the plant ran from the beginning of May and continued through the end of September. A total of approximately 10,209 ounces of alluvial gold, equivalent to 8,227 ounces of fine gold, were extracted. Total revenue was $10 million and total production represents an increase of 132% over the 2015 mining season.

During 2017, the plant ran from the middle of May and continued through the end of September. A total of approximately 14,991 ounces of alluvial gold, equivalent to 12,340 ounces of fine gold, were extracted. Total revenue was $15.56 million and total production represents an increase of 47% over the 2016 mining season.

In 2018, GNP management plans to run the plant for 100 days at 20 hours per day. Subject to weather, the plant normally runs from June to mid-September of each year. In 2017, the plant ran from approximately June 1st to September 27th.

GNP anticipates a winter trail to transport additional equipment and supplies from February through approximately mid-April, as well as winter mining crews to strip overburden. Included in the equipment GNP plans to transport are six additional haul trucks which will expand the total number of haul trucks at site from 12 to 18.

The GNP budget provided to Goldrich estimates total 2018 production will be approximately 21,000 ounces of fine gold. NyacAU, the manager of GNP, has not provided Goldrich the supporting documents for GNP’s budget and Goldrich has not reviewed the detailed assumptions and calculations used to prepare the budget.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $255,596 for interest, $355,950 for payment of the gold notes, and $1.8 million for the payment of a senior secured loans over the next 12 months. Additional funds will be needed for any exploration expenditures. We also anticipate $1.0 million in costs for arbitration but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us. We have filed for arbitration before a panel of 3 independent arbitrators to address each of the disputed claims. A successful arbitration may result in a significant increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018 and future years. No assurance has been given that the arbitration will be successful.

In addition, GNP must also meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU.

The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017 and, on the same basis, the total value of all Minimum Production Requirements for 2016, 2017 and 2018 is $4,667,400. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain. Substantially all payments for the Minimum Production Requirements for 2016, 2017 and 2018 must be paid by October 31, 2018 and, for each year thereafter, the annual Minimum Production Requirements shall be met if GNP distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of GNP over a rolling three-year period, subject to modification based on the price of gold.

Failure at arbitration, in receiving distributions under the Minimum Production Requirements or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement above. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During the year 2017, we completed financings totaling approximately $1,808,000 consisting of equity financings for $103,000 net cash from placements of our securities and $1,705,000 net cash from senior secured note payables

During the year 2016, we completed financings totaling approximately $500,000 consisting of an equity financing for $150,000 net cash in April, June, and August 2016, $300,000 net cash in September, November, and December 2016, and $50,000 net cash in December 2016 from placements of our securities.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2018, the interest on the secured senior note due monthly, or the principal of the secured senior note due in 2018 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At December 31, 2017, we had outstanding total notes payable in gold of $355,950, representing 266.789 ounces of fine gold deliverable at November 30, 2018.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have only a brief recent history of a recurring source of revenue and in 2016 and 2017 received our first cash distributions from the joint venture. If these distributions increase in future years and we profitably execute our business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. In 2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. In 2017, GNP extracted approximately 12,340 ounces of fine gold. The GNP budget for 2018 estimates production at approximately 21,000 ounces of fine gold, indicating a continuing trend of increased production. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2017 we had total liabilities of $2,889,259 and total assets of $1,477,386. This compares to total liabilities of $1,668,056 and total assets of $790,878 on December 31, 2016. As of December 31, 2017, our liabilities consist of $384,402 for remediation and asset retirement obligations, $355,950 of notes payable in gold, $1,513,990 of notes payable, $216,049 of trade payables and accrued liabilities, $368,900 due to related parties, $19,350 of interest payable and $30,618 for dividends payable. Of these liabilities, $2,504,857 are due within 12 months. The increase in liabilities compared to December 31, 2016 is largely due to the senior notes payable due in October 2018. In addition, notes payable in gold decreased as a result of payment of 15% of the balance remitted as part of a renegotiation of terms and recognition of a gain on extinguishment of debt as driven by a decrease in gold prices during 2017, which decreased the valuation of gold ounces to be delivered under the contracts. The small increase in total assets was due to the application of a JV distribution to mining and mineral properties, offset by a decrease in cash and a decrease in property and equipment as a result of depreciation expense for the year ended December 31, 2017.

On December 31, 2017 we had negative working capital of $1,902,856 and a stockholders’ deficit of $1,411,873 compared to negative working capital of $1,174,981 and stockholders’ deficit of $877,178 for the year ended December 31, 2016. Working capital decreased because of increased deferred compensation to the Company’s officers as well as certain long-term liabilities are coming due within the next 12 months and now classified as current liabilities.

During 2017, two significant milestones were reached:

1.

At the conclusion of 2017, we received a distribution of $228,910 from the joint venture, compared to a distribution in 2016 of $67,580, both of which were applied to a note and accrued interest on a royalty option. We have challenged certain accounting procedures and methods applied by the JV’s managing partner which, if we are successful at mediation or arbitration, may result in a significant increase for the 2016 and 2017 distributions and revise the computation of this distribution in future years.

2.

In addition, the joint venture must also meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirement for 2017 was 1,200 ounces of fine gold to each JV partner. The Minimum Production Requirement for 2016 was 1,100 ounces of fine gold to each JV partner. The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017. However, no receivable has been recorded for these amounts due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

During 2017, we used cash from operating activities of $954,574 compared to $485,980 for 2016. Net loss of $965,457 for 2017 compared to net loss of $733,298 for 2016. In 2017, we recognized a distribution from the JV of $228,910, compared to a distribution in 2016 of $67,580. At the end of 2017, we have accumulated approximately $37.9 million and $36.3 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2020 through 2036. The $228,910 and $67,580 JV distributions were applied towards the Jumbo Basin Corporation royalty purchased by the JV in August of 2012, together with associated accrued interest. We have the ability to purchase the royalty from the JV if we so choose. We have not decided to exercise the purchase of this royalty yet.

During 2017 and 2016, no cash was used or provided from investing activities.

During 2017, cash of $1,410,705 was provided by financing activities, compared to cash of $437,451 provided during the year ended December 31, 2016. For the year ended December 31, 2017, cash of $103,000 was provided through the sale of stock and warrants, net of offering costs, $1,705,000 was provided from notes payable, net of offering costs, $300,000 was used to satisfy a note payable and $97,295 was used to satisfy a portion of notes payable in gold. This compares to cash of $500,000 provided through the sale of stock and warrants, net of offering costs, and $62,549 used to satisfy a portion of notes payable in gold in 2016.

Private Placement Offerings

Unit Private Placement

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $153,000 ($103,000 in 2017) to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

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

The fair value of the warrants was estimated on the issue dates using the following weighted average assumptions:

	December 30, 2016	February 7, 2017	March 1, 2017	March 30, 2017
Risk-free interest rate	1.93%	1.85%	1.99%	1.93%
Expected dividend yield	0	0	0	0
Expected term (in years)	5	5	5	5
Expected volatility	153.7%	153.3%	155.4%	157.4%

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

On November 30, 2017, we again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

•

Fifteen percent (15%) of the required quantity of gold under the contract, prior to amendment one in 2014, amendment two in 2015, and amendment three in 2016, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2017 In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment.

•

We agreed to pay interest on the value of the delayed delivery required quantity at an annual non-compounding percentage rate of 10% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2018 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2018.

At December 31, 2017, we had outstanding total notes payable in gold of $355,950, representing 266.788 ounces of fine gold deliverable at November 30, 2018. At December 31, 2016, we had outstanding total notes payable in gold of $412,261, representing 342.788 ounces of fine gold.

As newly amended, the gold to be delivered will not likely be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For year ended December 31, 2017, the Company recognized a change in fair value of $40,984. The fair value was calculated using the market approach with Level 2 inputs.

Subsequent Events

On February 13, 2018, we announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, we received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000. At December 31, 2017, a net liability of $1,513,990, the total notes payable of $1,794,737 less remaining unamortized discounts of $280,747, is reflected on our balance sheet. The financing remains open for an additional $495,000 of net proceeds.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 9,422,359 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on November 30, 2022. We paid finder fees totaling $30,000 to related party entities, with $20,000 accrued and included in accounts payable and accrued liabilities, and incurred $21,000 of other finance and placement costs. Interest of $8,669 was paid during the year ended December 31, 2017, and $39,417 is accrued at December 31, 2017 and is included in accounts payable and accrued liabilities.

The senior secured notes are secured by distributions from the GNP joint venture. The notes rank junior to:

(i)

Any GNP Distributions that are only deemed to be made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then withheld pursuant to Section 10.1 of the GNP Operating Agreement; and

(ii)

Any GNP Distributions that are made by the GNP to Goldrich Placer pursuant to the GNP Operating Agreement but are then withheld to pay Loan 3 and 2012 reclamation expenses; and

(iii)

Any GNP Distributions that are made by the GNP to Goldrich Placer pursuant to the Operating Agreement but are then used to pay legal fees relating to mediation/arbitration concerning distributions due to Goldrich Placer from GNP; and

(iv)

Any GNP Distributions that are part of the Chandalar Sale, described below; and

(v)

Any GNP Distributions that are part of the GVC Sale, described below; and

(vi)

Any GNP Distributions which are secured by the Company’s outstanding Senior Gold Forward Sales Contracts.

The Chandalar Sale relates to a purchase agreement, dated as of June 19, 2015, whereby we sold and assigned to CGL 12% of any and all GNP Distributions, subject to the limitations set forth in the purchase agreement and the related assignment.

The GVC Sale relates to a purchase agreement, dated as of May 22, 2015, whereby we sold and assigned to GVC 0.50% of any and all GNP Distributions, subject to the limitations set forth in the purchase agreement and the related assignment.

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, LLC, our wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, the Company will issue 5.25 Class T warrants for each dollar loaned under this agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

There are no current contractual obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets, December 31, 2017 and 2016	57
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	58
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016	59
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	60
Notes to the Consolidated Financial Statements	61-78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing prodecures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 12, 2018

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2017 and 2016
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 486,211	$ 30,080
Other receivable	-	10,999
Prepaid expenses	88,002	80,456
Other current assets	27,788	-
Total current assets	602,001	121,535

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	6,869	19,597
Mining properties, claims, and royalty option	868,516	649,746
Total property, equipment and mining claims	875,385	669,343
Total assets	$ 1,477,386	$ 790,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 235,399	$ 278,239
Related party payables	368,900	277,890
Notes payable, net of discount	1,513,990	297,508
Notes payable in gold	355,950	412,261
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	2,504,857	1,296,516

Long-term liabilities:
Remediation and asset retirement obligation	384,402	371,540
Total long-term liabilities	384,402	371,540
Total liabilities	2,889,259	1,668,056

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,998,950
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively,$300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 and 50 shares authorized, issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 134,107,809 and 131,232,809 issued and outstanding, respectively	13,410,781	13,123,281
Additional paid-in capital	14,016,932	13,873,669
Accumulated deficit	(29,110,761)	(28,145,303)
Total stockholders’ deficit	(1,411,873)	(877,178)
Total liabilities and stockholders' deficit	$ 1,477,386	$ 790,878

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Distribution from joint venture	$ 218,770	$ 67,580
Total revenue	218,770	67,580

Operating expenses:
Exploration	184,069	105,450
Depreciation	12,729	28,289
Management fees and salaries	225,655	217,844
Professional services	146,757	66,193
General and administrative	245,365	205,609
Office supplies and other	11,803	7,885
Directors' fees	27,900	37,900
Royalty expense	35,794	-
Mineral property maintenance	87,159	84,426
Gain on sale of equipment	-	(10,999)
Total operating (income) expenses	977,231	742,597

Other (income) expense:
Change in fair value of notes payable in gold	40,984	-
Gain on settlement of accounts payable	(79,614)	-
Interest expense and finance costs	245,626	58,281
Total other (income) expense	206,996	58,281

Net loss	(965,457)	(733,298)

Deemed dividend on Series D, E, F Preferred stock	(52,900)	(252,710)
Preferred dividends	(7,604)	(7,625)
Net loss available to common stockholders	$ (1,025,961)	$ (993,633)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average common
shares outstanding-basic and diluted	131,256,439	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	131,232,809	$13,123,281	150,450	$260,346	$13,384,498	$(27,412,005)	$(643,880)

Issuance of Series D Preferred shares and warrants, net			150	-	150,000		150,000
Issuance of Series E Preferred shares and warrants, net			300	10,829	289,171		300,000
Issuance of Series F Preferred shares and warrants, net			50	-	50,000		50,000
Net Loss						(733,298)	(733,298)
Balance, December 31, 2016	131,232,809	$13,123,281	150,950	$271,175	$13,873,669	$(28,145,303)	(877,178)

Issuance of Series F Preferred shares and warrants, net of offering costs			103		103,000		103,000
Warrants issued with note payable					218,513		218,513
Issuance of shares for accounts payable	2,875,000	287,500			(178,250)		109,250
Net Loss						(965,457)	(965,457)
Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,760)	$(1,411,872)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$ (965,457)	$ (733,298)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,729	28,289
Change in fair value of notes payable in gold	40,984	(34,758)
Write off of other current asset	-	49,176
Joint venture distribution applied to purchase of royalty option	(218,770)	(67,580)
(Gain) on disposal of equipment	-	(10,999)
(Gain) on settlement of accounts payable	(79,614)	-
Amortization of discount on notes payable	29,033	18,545
Amortization of deferred financing costs	962	13,539
Accretion of asset retirement obligation	12,862	12,367

Change in:
Other receivable	10,999	-
Prepaid expenses	(7,546)	(3,277)
Gold inventory	-	2,433
Other current assets	(27,789)	-
Accounts payable and accrued liabilities	146,024	58,516
Related party payables	91,009	181,067
Net cash used - operating activities	(954,574)	(485,980)

Cash flows from financing activities:
Payments on notes payable in gold	(97,295)	(62,549)
Payments on note payable	(300,000)	-
Proceeds from notes payable and warrants	1,705,000	-
Proceeds from issuance of preferred shares and warrants, net of offering costs	103,000	500,000
Net cash provided - financing activities	1,410,705	437,451
Net increase (decrease) in cash and cash equivalents	456,131	(48,529)

Cash and cash equivalents, beginning of year	30,080	78,609
Cash and cash equivalents, end of year	$ 486,211	$ 30,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 102,461	$ 75,753
Non-cash investing and financing activities:
Beneficial conversion feature on preferred stock	$ 52,900	$ 252,710
Warrants issued with preferred stock	50,100	236,461
Issuance of shares of common stock for accounts payable	109,250	-
Warrants issued with notes payable	218,513	-

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2017, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

Goldrich has no significant influence over its joint venture described in Note 4 Joint Venture, and therefore accounts for its investment using the cost method. The Company recognizes as income, funds received that are distributed from net accumulated earnings of the joint venture.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At December 31, 2017, there were 134,107,809 shares of our common stock issued and outstanding.

For the years ended December 31, 2017 and 2016, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 103,386,073 and 87,397,046 for the two years, respectively, would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, fourth quarter production figures, accrued remediation costs, asset retirement obligations, stock based compensation, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

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

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost method. At the conclusion of 2017 and 2016, Goldrich was allocated a distribution from its joint venture partner of $218,770 and $67,580, respectively. See note 4, Joint Venture.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

During 2017 and 2016, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2017	Balance December 31, 2016	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$ 355,950	$ 412,261	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2017 and 2016.

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

3.

PROPERTY, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2017 and 2016, the Company’s equipment classifications were as follows:

	2017	2016
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	390,140	390,140
Office and other equipment	65,549	65,548
Total	2,083,040	2,083,039
Accumulated depreciation	(2,076,171)	(2,063,442)
Equipment, net of depreciation	$ 6,869	$ 19,597

Of the Company’s equipment, $1,319,341 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $12,729 for 2017. Assets of $1,319,341 and $763,699 being depreciated over corresponding periods, respectively, resulting in total depreciation of $28,289 for 2016.

Mining Properties and Claims, and Royalty Option

At December 31, 2017 and 2016, the Company’s mining properties claims, and royalty option were as follows:

	2017	2016
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	242,766	242,766
Jumbo Basin royalty option (Note 4)	286,350	67,580
Total	$ 868,516	$ 649,746

Asset retirement costs will be amortized over the related long lived asset using a units of production method. No significant production occurred during 2017 and 2016 on specific claims included in this listing. Accordingly no amortization of these costs has been recorded for 2017 and 2016.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. At December 31, 2017, $95,239 of Loan3 remains unpaid.

3.

LOC1 Payments. After payment of Operating Expenses and the Members' distribution, GNP will apply any remaining revenue to reduce the remaining balance of LOC1, if any, until it is paid in full.

4.

Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the Company may fund Reserves in an amount that is consistent with the annual budget.

5.

Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members', payment of LOC1, and funding of any Reserves, from any remaining gold production or revenue, the Company will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

Substantially all required allocations and distributions shall be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. As of December 31, 2017, an amount of $35,794 has been accrued for this 12.5% and is included in accrued liabilities.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

4.

JOINT VENTURE, CONTINUED:

At the conclusion of 2017 and 2016, Goldrich was allocated a distribution of $218,770 and $67,580, respectively, under #2 above. In accordance with terms of the Operating Agreement, the Company had the distribution applied toward Loan3. In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, is carried at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. At December 31, 2017, the balance due on Loan3 is $95,239.

The Company challenged certain accounting procedures and methods applied by the JV’s managing partner in a mediation that was unsuccessful in reaching an agreement. As a result, the Company has filed for arbitration before a panel of three independent arbitrators to address each of the disputed procedures and methods. A successful arbitration may result in significant increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018 and future years. No assurance has been given that the arbitration will be successful.

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU.

The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017. However, no receivable has been recorded for this amount due to the potential failure of the JV to meet the Minimum Production Requirements by 2018, which may force the dissolution of the JV and may make the collection of this amount uncertain.

The Minimum Production Requirements for 2016, 2017 and 2018 must substantially be paid by October 31, 2018 and, for each year thereafter, the annual Minimum Production Requirements shall be met if GNP distributes an average of a minimum of fifteen hundred (1,500 ounces) per year to each member of GNP over a rolling three-year period, subject to modification based on the price of gold. If the price of gold falls below $1,500 per ounce, the annual Minimum Production Requirement of 1,500 ounces of gold will be reduced one hundred (100) ounces for each one hundred dollars per ounce decrease in the price, to the minimum price of one thousand dollars ($1,000). If the price of gold falls below one thousand dollars ($1,000) per ounce on December 1 in any year, there will be no minimum production required for the next year and such year will be eliminated from the average minimum calculation. If the Minimum Production Requirements are not met, GNP shall be dissolved unless agreed in writing by the members.

5.

RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through 2017, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. An amount of $192,500 has been accrued at December 31, 2017 compared to $127,500 at December 31, 2016. An amount of $35,093 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2016 and paid during the year ended December 31, 2017. An amount of $35,202 has been accrued for fees at December 31, 2017. These amounts are included in related parties payable. Total expense for the CFO for the years ended December 31, 2017 and 2016 were $45,656 and $45,344, respectively.

6.

NOTES PAYABLE

On January 24, 2014, the Company closed a three-year unsecured senior note financing for $300,000 with a private investment firm (“the lender”). The note bore interest at 15%, payable at the end of each quarter. Interest of $24,333 and $45,000 had been recognized and paid during the years ended December 31, 2017 and December 31, 2016, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.

NOTES PAYABLE, CONTINUED:

The balance of the note, together with extension fees agreed with the note holder to extend the maturity date of the note, were paid in full on July 11, 2017.

Subsequent to the end of the year, on February 13, 2018, the Company announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, the Company received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000. The financing remains open for an additional $495,000 of net proceeds.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 9,422,359 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on November 30, 2022. The Company paid finder fees totaling $30,000 to related party entities, with $20,000 accrued and included in accounts payable and accrued liabilities, and incurred $21,000 of other finance and placement costs. Interest of $8,669 was paid during the year ended December 31, 2017, and $39,417 is accrued at December 31, 2017 and is included in accounts payable and accrued liabilities. Interest due at March 31, 2018 was timely paid.

The senior secured notes are secured by distributions from the GNP joint venture. The notes rank junior to:

(vii)

Any GNP Distributions that are only deemed to be made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then withheld pursuant to Section 10.1 of the GNP Operating Agreement; and

(viii)

Any GNP Distributions that are made by the GNP to Goldrich Placer pursuant to the GNP Operating Agreement but are then withheld to pay Loan 3 and 2012 reclamation expenses; and

(ix)

Any GNP Distributions that are made by the GNP to Goldrich Placer pursuant to the Operating Agreement but are then used to pay legal fees relating to mediation/arbitration concerning distributions due to Goldrich Placer from GNP; and

(x)

Any GNP Distributions that are part of the Chandalar Sale, described below; and

(xi)

Any GNP Distributions that are part of the GVC Sale, described below; and

(xii)

Any GNP Distributions which are secured by the Company’s outstanding Senior Gold Forward Sales Contracts.

The Chandalar Sale relates to a purchase agreement, dated as of June 19, 2015, whereby the Company sold and assigned to CGL 12% of any and all GNP Distributions, subject to the limitations set forth in the purchase agreement and the related assignment. See Note 4 Joint Venture.

The GVC Sale relates to a purchase agreement, dated as of May 22, 2015, whereby the Company sold and assigned to GVC 0.50% of any and all GNP Distributions, subject to the limitations set forth in the purchase agreement and the related assignment. See Note 4 Joint Venture.

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, LLC, the Company’s wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 4 Joint Venture. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, the Company will issue 5.25 Class T warrants for each dollar loaned under this agreement.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.

NOTES PAYABLE, CONTINUED:

The fair value of the warrants was estimated on the issue date at $263,826 using the following weighted average assumptions:

Market price of common stock on date of issuance	$0.0299
Risk-free interest rate	2.26%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	162.4%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants issued is from the date of issuance. The expected volatility is based on historical volatility. The Company has evaluated previous low occurrences of warrant forfeitures and believes that current holders of the warrants will hold them to maturity as has been experienced historically; therefore, no variable for forfeiture was used in the calculation of fair value. The Notes payable are discounted by the fair value of the warrants, which is being amortized over the term of the notes.

At December 31, 2017, the Company had outstanding total notes payable of $1,794,737 less remaining unamortized discounts of $280,747 for a net liability of $1,513,990.

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

On November 30, 2014 and 2015, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold was alleviated by agreements with the other three note holders to extend the delivery dates.

On November 30, 2016, the Company again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2016 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2017.

As of December 31, 2016, the gold to be delivered was not likely to be produced from the Company’s property. In addition, history has shown that the Company may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value at each period end.

At December 31, 2016, the Company had outstanding total notes payable in gold of $412,261, representing 342.788 ounces of fine gold deliverable at November 30, 2017.

On November 30, 2017, the Company again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

Goldrich Mining Company

Notes to the Consolidated Financial Statements

7.

NOTES PAYABLE IN GOLD, CONTINUED:

•

Fifteen percent (15%), or 76 ounces, of the required quantity of gold under the contract, prior to amendment one in 2014, amendment two in 2015, and amendment three in 2016, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2017. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. The Company paid a total of $97,295 in cash to satisfy this renegotiated term.

•

The Company agreed to pay interest on the value of the delayed delivery required quantity of $341,543, at an annual non-compounding percentage rate of 10% payable quarterly with any remaining interest due and payable on the delivery date.

•

If the delivery date index price on November 30, 2018 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2018.

For the year ended December 31, 2017, using a forward gold price of $1,334, the Company recognized a change in fair value of $40,984 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At December 31, 2017, the Company had outstanding total notes payable in gold of $355,950, representing 266.788 ounces of fine gold deliverable at November 30, 2018. Interest due at March 31, 2018 was timely paid.

8.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2017, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 and 900,000 common shares for the years ended December 31, 2017 and 2016, respectively.

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2017 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2017 and 2016.

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2017 shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2017 and 2016.

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

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 common shares for the years ended December 31, 2017 and 2016.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2017 and 2016.

Series F Convertible Preferred Stock:

On December 30, 2016, February 7, 2017, March 1, 2017 and March 31, 2017, the Company completed an offer and sale of 153 shares of Series F Preferred stock, resulting in net proceeds of $153,000 ($103,000 in 2017) to the Company. These shares were issued from the designated 10,000,000 share of Preferred Stock, par value as the Board may determine.

In connection with the issuance of the Series F Preferred Stock, the Company issued a total of 5,100,000, five-year Class S warrants to purchase shares of the Company’s common stock. The Class S warrants have an exercise price of $0.03 per share of the Company’s common stock and had a relative fair value of $50,100 and $74,238 for 2017 and 2016, respectively, as determined using a Black Scholes model and allocation between the preferred shares and the warrants.

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

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and 1,666,667 common shares for the years ended December 31, 2017 and 2016, respectively.

The fair value of the warrants of Series D, E and F, were estimated on the issue dates using the following weighted average assumptions:

Preferred Series	D	D	D	E	E	E	F	F	F	F
Issue Date	6-Apr-16	13-Jun-16	1-Aug-16	30-Sep-16	2-Nov-16	9-Dec-16	30-Dec-16	7-Feb-17	1-Mar-17	30-Mar-17
Risk-free int rate	1.20%	1.14%	1.06%	1.14%	1.26%	1.89%	1.93%	1.85%	1.99%	1.93%
Expd dividend yield	0	0	0	0	0	0	0	0	0	0
Expd term (in years)	5	5	5	5	5	5	5	5	5	5
Expd volatility	147.20%	149.60%	152.60%	152.80%	152.90%	153.10%	153.70%	153.3%	155.4%	157.4%

Series D, E and F Preferred Stock were issued with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), shall be paid prior to liquidation payments to holders of Company securities junior to the Series D, E, and F Preferred Stock. Holders of the Company’s Series A ,B and C Preferred Stock shall be paid in advance of holders of the Series D, E and F Preferred Stock on the occurrence of a Liquidation Event.

•

Voting: Each holder of Series D, E and F Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series D, E and F Preferred Stock could be converted. Holders of Series D, E and F Preferred Stock vote as a single class respectively with the common shares on an as-if-converted basis. No holder of Series D, E and F Preferred Stock is entitled to pre-emptive voting rights.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

•

Conversion: Shares of Series D, E and F Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series D, E and F shares by $1,000, then dividing by the Series D, E and F conversion price of $0.03 per common share. The Series D, E and F conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•

Dividend Rate: The holders of Series D, E and F Preferred Stock shall not be entitled to receive dividends.

•

The Series D, E and F Preferred Stock includes a redemption feature as described above.

Warrants:

The following is a summary of warrants for December 31, 2017:

	Shares	Exercise Price ($)	Expiration Date
Class H Warrants: (Issued for Private Placement)
Warrants issued 2011	5,125,936	0.30
Warrants expired May 31, 2016	(5,125,936)
Outstanding and exercisable at December 31, 2016	-
Outstanding and exercisable at December 31, 2017	-
Class I Warrants: (Issued for Private Placement)
Warrants issued 2011	13,906,413	0.40
Warrants expired May 31, 2016	(13,906,413)
Outstanding and exercisable at December 31, 2016	-
Outstanding and exercisable at December 31, 2017	-
Class J Warrants: (Issued for Private Placement)
Warrants issued 2011	8,780,478	0.30
Warrants expired July 29, 2016	(8,780,478)
Outstanding and exercisable at December 31, 2016	-
Outstanding and exercisable at December 31, 2017	-
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2016	2,857,142
Outstanding and exercisable at December 31, 2017	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2016	1,735,000
Outstanding and exercisable at December 31, 2017	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2016	13,863,042
Outstanding and exercisable at December 31, 2017	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2016	2,701,386
Outstanding and exercisable at December 31, 2017	2,701,386
Class O Warrants: (Issued for Private Placement)
Warrants issued March 31, 2015	5,000,000.06		March 31, 2020
Outstanding and exercisable at December 31, 2016	5,000,000
Outstanding and exercisable at December 31, 2017	5,000,000
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at December 31, 2016	2,250,000
Outstanding and exercisable at December 31, 2017	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at December 31, 2016	1,200,000
Outstanding and exercisable at December 31, 2017	1,200,000

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8. STOCKHOLDERS’ EQUITY, CONTINUED:
Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 8, 2015	8,333,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2016	8,333,333
Outstanding and exercisable at December 31, 2017	8,333,333
Class Q-2 Warrants: (Issued for Finders Fees)
Warrants issued December 8, 2015	833,333.03		December 8, 2020
Outstanding and exercisable at December 31, 2016	833,333
Outstanding and exercisable at December 31, 2017	833,333
Class S Warrants: (Issued for Private Placement)
Warrants issued April 6, 2016	1,666,667.045		April 6, 2021
Warrants Issued June 13, 2016	1,666,666.045		June 13, 2021
Warrants Issued September 30, 2016	5,000,000.045		September 30, 2021
Warrants Issued November 2, 2016	3,333,333.045		November 2, 2021
Warrants Issued December 9, 2016	3,333,335.045		December 9, 2021
Outstanding and exercisable at December 31, 2016	15,000,001
Outstanding and exercisable at December 31, 2017	15,000,001
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 30, 2016	1,666,667.03		December 30, 2021
Outstanding and exercisable at December 31, 2016	1,666,667
Warrants issued February 7, 2017	666,667.03		February 7, 2022
Warrants issued March 1, 2017	833,333.03		March 1, 2022
Warrants issued March 30, 2017	1,933,333.03		March 30, 2012
Outstanding and exercisable at December 31, 2017	5,100,000
Class T Warrants: (Issued with Senior Secured Notes Payable)
Warrants issued December 22, 2017	9,422,359.03		December 22, 2022
Outstanding and exercisable at December 31, 2017	9,422,359
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2017	68,295,596	0.060

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

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2017, there were a total of 2,375,672 shares available for grant in the Plan, 4,225,000 shares issued or exercised in prior years, and 2,900,000 options exercisable and outstanding.

A summary of stock option transactions for the years ended December 31, 2017 and 2016 are as follows:

Activity for 2017 and 2016	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,350,000	$ 0.24	3.81
Expired in 2016	(150,000)	0.52
Options outstanding at December 31, 2016	3,200,000	$ 0.22	2.98	$0
Expired in 2017	(300,000)	0.20
Options outstanding and exercisable at December 31, 2017	2,900,000	$ 0.23	2.25	$0

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.

STOCKHOLDERS’ EQUITY, CONTINUED:

There were no options issued or exercised during 2017 and 2016. For the year ended December 31, 2017 and 2016, the Company recognized no share-based compensation for employees and directors. As of December 31, 2017, the intrinsic value of options outstanding and exercisable was $nil.

Accounts Payable Satisfied with Common Stock

During the year ended December 31, 2017, the Company issued 2,875,000 shares of common stock with a fair value of $109,250 at $0.038 per share, based on then-current market, to satisfy $188,864 of accounts payable and accrued liabilities, resulting in a gain of $79,614.

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

	December 31, 2017	December 31, 2016
Asset Retirement Obligation – beginning balance	$ 321,540	$ 309,173
Incurred	-	-
Accretion	12,862	12,367
Asset Retirement Obligation - ending balance (long term)	$ 334,402	$ 321,540

10.

REMEDIATION

The Company is responsible to remediate areas disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $50,000 for remedies required at a former owner’s mine site above the asset retirement obligation as of December 31, 2017 and 2016.

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2017 and 2016.

Following are the components of deferred tax assets and allowances at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 37,000	$ 50,000
Unrecovered promotional and exploratory costs	112,000	153,000
Accrued remediation costs	42,000	53,000
Share based compensation	278,000	381,000
Net operating loss carryforwards	11,516,000	16,122,000
Total deferred tax assets	11,985,000	16,759,000
Less valuation allowance	(11,985,000)	(16,759,000)
Net deferred tax assets	$ -	$ -

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.

INCOME TAXES, CONTINUED:

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2017 and 41.1% for 2016.

During the year ended December 31, 2016, the Company filed amended tax returns to correct allocations of Joint Venture losses reported to the Company for the years ending 2012 through 2015, resulting in an increase in losses reported on its federal and state tax returns of $7.5 million and $6.8 million, respectively.

At December 31, 2017, the Company had federal and state tax-basis net operating loss carryforwards totaling $37.9 million and $36.3 million, respectively, compared with federal and state tax-basis net operating loss carryforwards totaling $37.0 million and $35.5 million for the period ended December 31, 2016. These net operating losses will expire in various amounts from 2018 through 2037.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 35% were as follows:

	2017		2016
Federal income tax expense (benefit) based on statutory rate	$ (328,000)	34.0%	$ (249,000)	34.0%
State income tax expense (benefit), net of federal taxes	(83,000)	8.6%	(52,000)	7.0%
Revision of NOL estimates, state apportionment factors and state effective tax rates	54,000	(5.6)%	(5,427,000)	740.1%
Change in Federal tax rate	5,131,000	(531.5)%	-	-%
Increase (decrease) in valuation allowance	(4,774,000)	494.5%	5,728,000	(781.1)%
Total taxes on income (loss)	$ -	-%	$ -	-%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. We have completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred incremental changes to deferred tax liability of $5,136,000 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets from 35% to 21% and application of a full valuation allowance.

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files federal income tax returns in the United States only. Tax attributes, mainly net operating losses prior to 2014, can be adjusted during an audit. The Company’s 2015 and 2016 tax filings are currently under examination. The Company is no longer subject to federal income tax examination by tax authorities for years before 2012.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

12.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2018 and 2017.

	November 30, 2018	November 30, 2017
Claims Rental	$ 90,670	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 151,770	$ 151,670

The Company has a carryover to 2018 of approximately $22.3 million to satisfy its annual labor requirements. This carryover expires in the years 2018 through 2023 if unneeded to satisfy requirements in those years.

13.

SUBSEQUENT EVENTS

See Note 6, Note Payable.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and determined that a material weakness did exist and concluded that internal controls over financial reporting at that date are not effective. During the annual audit of the Company’s financial statements, the independent auditors identified a material weakness in the current year related to inadequate review and supervision of accounting staff. The failure resulted in errors as corrected by the adjusting entries proposed by the independent auditor. Management has determined that the internal control in question is related to reviews of financial information not being completed prior to the work performed by audit procedures due to the CFO’s scheduling restrictions.

Management will reinstate a review schedule to assure the completion of the internal control’s operation prior to submitting financial information to the auditors for review or audit.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2017, there was a change in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The change related to reviews of financial information not being completed prior to the work performed by audit procedures due to the CFO’s scheduling restrictions.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held eight meetings in 2017 and twelve meetings in 2016.

William Orchow serves as Chairman of the Board, Stephen M. Vincent serves as Chairman of the Audit Committee, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

The following table and information that follows sets forth, as of December 31, 2017, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	48

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

Charles C. Bigelow Director	86

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

Nicholas Gallagher Director	44

Mr. Gallagher became a director on November 1, 2016. Mr. Gallagher spends approximately 15 hours per month on matter related to Goldrich. In 2004 to the present, Mr. Gallagher incorporated NGB Capital, a private equity investment firm that manages personal and syndicated private equity and property investments in Europe, the United Kingdom and the United States of America. In 2000, Mr. Gallagher co-founded Powerscourt Capital Partners, a niche investment management firm structured to manage funds on behalf of high net worth individuals in the public and private equity markets. He served there until Powerscourt was acquired in 2004. He obtained a Bachelor of Law degree from the University of Newcastle in 1996. Mr. Gallagher then completed the Legal Practice Course at the College of Law in London and practiced as a solicitor at Memery Crystal, a law firm in the city of London from 1997 to 2000.

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Director	57

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

William Orchow Director	72

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

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	71

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

William V. Schara Chief Executive Officer, Director	61

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

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	69

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

Ted R. Sharp Chief Financial Officer	61

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2017 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2017 and four meetings in 2016. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2017 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee did not hold any meetings in 2017 and 2016.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2017 and 2016.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee met once in 2017 and once in 2016.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee met once in 2017 and once in 2016.

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

Legal Proceedings, Cease Trade Orders and Bankruptcy

Subsequent to the end of 2017, we filed a claim before an Arbitration panel consisting of 3 independent arbitrators against our joint venture partner to obtain relief from certain accounting practices employed by the manager of the joint venture. In response to our filing, the managing partner, NyacAU LLC, has filed an Arbitration Counter Claim against us, naming the officers and directors of the Company as they were constituted in 2012, at the time the JV’s Operating Agreement was signed by the respective partners. We believe the Arbitration Counter Claim to be without merit. The arbitration hearing is scheduled for July and August of 2018.

As of the date of this Annual Report, with the exception of the Arbitration Counter Claim described above, no director or executive officer of our Company and no shareholder holding more than 5% of any class of our voting securities, or any associate of any such director, officer or shareholder is a party adverse to us or any of our subsidiaries or has an interest adverse to us or any of our subsidiaries.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016 and 2017 due to the Company’s lack of finances. At December 31, 2017 a total of $192,500 of unpaid salary was accrued and included in payable to related parties.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. Mr. Sharp billed a total of $45,656 in fees in 2017, of which $35,202 remains unpaid at December 31, 2017.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2017	180,000	-	180,000
Principal Executive Officer	2016	180,000	-	180,000
Ted R. Sharp	2017	45,656	-	45,656
Principal Financial Officer	2016	45,344	-	45,344

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

Outstanding Equity Awards at Fiscal Year-end (2017)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 7 to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2017 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
(a)	(b)	(h)
David S. Atkinson(3)	4,000	4,000
Charles G. Bigelow(4)	4,000	4,000
Garrick A. Mendham(6)	4,000	4,000
William Orchow(5)	4,300	4,300
Michael G. Rasmussen(7)	3,000	3,000
Stephen M. Vincent(8)	4,600	4,600
Nicholas Gallagher (9)	4,000	4,000

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

(6)

Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(7)

Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested.

(8)

Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(9)

Mr. Gallagher holds no options to purchase shares of common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2017 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	7,997,493	(2)	6.08%
Common Stock	Charles G. Bigelow, Director	927 Cypress St. Lewiston, ID 83501	973,182	(3)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	1,035,064	(4)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,095,757	(5)	1.59%
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	617,273	(6)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	3,149,622	(7)	2.38%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	958,682	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	1,873,000	(9)	1.41%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	76,732,258	(10)	38.94%
Common Stock	All current executive officers and directors as a group		95,432,331		53.13%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	Via San Martino, No. 9 Feltre, Italy 32032	5,850,308	(2)	4.46%
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	25,739,280	(10)	17.14%
Common Stock	Randall & Christopher Johnson	8615 Eagle Creek Cir. Savage, MN 55378	15,281,427	(11)	11.64%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 134,107,809 shares outstanding on December 31, 2017, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 1,948,397 shares of common stock, 45,454 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(3)

Includes 580,455 shares of common stock, 300,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018, 72,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(4)

Includes 863,852 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before August 12, 2023, 54,545 shares of common stock acquirable upon exercise of Class N warrants before July 18, 2019, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(5)

Includes 1,176,060 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018, 136,363 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 400,000 shares of common stock acquirable upon exercise of Class O warrant before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(6)

Includes 188,182 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023, 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024, 59,091 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(7)

Includes 1,964,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 750,000 shares of common stock acquirable upon exercise of vested options before October 19, 2019, 181,818 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019, 120,000 shares of common stock acquirable upon exercise of Class O warrant before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(8)

Includes 870,182 shares of common stock, 68,500 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(9)

Includes 692,000 shares of common stock, 12 shares of Preferred E stock convertible into 400,000 shares of common stock, 50,000 shares of common stock upon exercise of vested options exercisable before August 12, 2023, 60,000 shares of common stock acquirable upon exercise of Class M warrants before January 29, 2019, 71,000 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 200,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, 333,333 shares of common stock acquirable upon exercise of Class R warrants before November 2, 2021, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(10)

Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 10,891,663 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock, 2,857,142 shares of common stock acquirable upon exercise of Class L warrant before January 23, 2019, 4,000,000 shares of common stock acquirable upon exercise of Class O warrant before March 31, 2020, 9,166,666 shares of common stock acquirable upon exercise of Class Q warrant before November 25, 2020, 11,000,000 shares of common stock acquirable upon exercise of Class R warrant before December 9, 2021, 5,100,000 shares of common stock acquirable upon exercise of Class S warrant before March 31, 2022, and 5,526,312 shares of common stock acquirable upon exercise of Class S warrant before December 22, 2022.

(11)

Includes shares purchased from Regent Pacific Group (prior greater than 5% shareholder) during 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. At December 31, 2017, $192,500 has been accrued for deferred compensation to Mr. Schara, of which $180,000 was accrued during the year ended December 31, 2017.

At December 31, 2017, $35,202 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer for services performed in 2017.

A total of $141,198 has been accrued for directors and related party consultants, of which $27,900 was accrued during the year ended December 31, 2017.

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

Stephen M. Vincent

•

Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2017. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2017 and 2016:

Type of fee:	2017	2016	Description

Audit fees:	$47,837	$45,264	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	-0-	-0-
Total	$47,837	$45,264

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Form of Class H Warrant, incorporated by reference to exhibit 4.6 to Form S-1/A (333-171550), as filed June 3, 2011
4.3	Form of Class I Warrant, incorporated by reference to exhibit 4.7 to Form S-1/A (333-171550), as filed June 3, 2011
4.4	Form of Class J Warrant, incorporated by reference to exhibit 4.8 to Form S-1/A (333-171550), as filed September 8, 2011
4.5	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.6	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.7	Form of Class M Warrant, as filed herewith (a)
4.8	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.9	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.10	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.11	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class P Warrant, as filed herewith (a)
4.13	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.17	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.18	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.19	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.20	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.21	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.22	Form of Class S Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed January 10, 2017
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008

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

10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013, as filed herewith (a)
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

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

a.

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  April 16, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 16, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 16, 2018

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 16, 2018

           /s/ Charles G. Bigelow

Charles G. Bigelow, Director

Date:

April 16, 2018

          /s/ Nicholas Gallagher

Nicholas Gallagher, Director

Date:

April 16, 2018

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

April 16, 2018

            /s/ William Orchow

William Orchow, Director

Date:

April 16, 2018

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

April 16, 2018

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

April 16, 2018

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

April 16, 2018

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer