Form 10-Q
period 2018-03-31
GOLDRICH MINING CO
filed 2018-05-21
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 10, 2018:    134,107,809

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

23

Item 1A.  Risk Factors

23

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

23

Item 3.  Defaults upon Senior Securities

23

Item 4.  Mine Safety Disclosure

23

Item 5.  Other Information

24

Item 6.  Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 122,050	$ 486,211
Prepaid expenses	218,400	88,002
Other current assets	27,788	27,788
Total current assets	368,238	602,001

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	4,510	6,869
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	873,026	875,385
Total assets	$ 1,241,264	$ 1,477,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 304,575	$ 235,399
Related parties payables	373,299	368,900
Notes payable, net of discount	1,600,292	1,513,990
Notes payable in gold	357,777	355,950
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	2,666,561	2,504,857

Long-term liabilities:
Remediation and asset retirement obligation	387,746	384,402
Total long-term liabilities	387,746	384,402
Total liabilities	3,054,307	2,889,259

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,998,950
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 shares authorized, issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 134,107,809 issued and outstanding, respectively	13,410,781	13,410,781
Additional paid-in capital	14,016,932	14,016,932
Accumulated deficit	(29,511,931)	(29,110,761)
Total stockholders’ deficit	(1,813,043)	(1,411,873)
Total liabilities and stockholders' deficit	$ 1,241,264	$ 1,477,386

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Exploration	$ 13,842	$ 15,497
Depreciation and amortization	2,359	4,750
Management fees and salaries	58,812	59,500
Professional services	79,049	4,843
General and admin	64,615	62,079
Office supplies and other	1,158	3,595
Directors' fees	3,500	6,200
Mineral property maintenance	22,643	21,193
Total operating expenses	245,978	177,656

Other expense:
Change in fair value of notes payable in gold	1,828	19,310
Interest expense and finance costs	153,364	43,583
Total other expense	155,192	62,893

Net loss	401,170	240,549

Deemed dividends on Series F Preferred stock	-	52,900
Preferred dividends	1,875	1,875
Net loss available to common stockholders	$ 403,045	$ 295,324

Net loss per common share – basic and diluted	$ (Nil)	$ (Nil)

Weighted average common
shares outstanding – basic and diluted	134,107,809	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$ (401,170)	$ (240,549)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,359	4,750
Change in fair value of notes payable in gold	1,828	19,310
Amortization of discount on note payable and notes payable in gold	86,302	2,492
Accretion of asset retirement obligation	3,344	3,216

Change in:
Other receivable	-	10,999
Prepaid expenses	(130,398)	(24,336)
Accounts payable and accrued liabilities	69,175	64,489
Related parties payable	4,399	64,363
Net cash used - operating activities	(364,161)	(95,266)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	-	103,000
Net cash provided - financing activities	-	103,000

Net (decrease) in cash and cash equivalents	(364,161)	7,734

Cash and cash equivalents, beginning of period	486,211	30,080
Cash and cash equivalents, end of period	$ 122,050	$ 37,814

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	$ -	$ 52,900
Warrants issued with preferred stock	$ -	$ 50,100

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company currently has no historical recurring source of revenue and in 2016 received its first cash distribution from the joint venture (Note 3). If these distributions increase in future years and the Company profitably executes its business plan, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At March 31, 2018, there were 134,107,809 shares of our common stock issued and outstanding.

For the periods ended March 31, 2018 and 2017, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 103,386,073 and 94,263,712, respectively, would have been anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. There was no impact of adoption of the update to our consolidated financial statements for the three months ended March 31, 2018.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, accrued remediation costs, asset retirement obligations, stock-based compensation, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Property, Equipment, and Accumulated Depreciation

Property and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s property and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska, with only a minor portion located in Spokane, WA, consisting of office equipment.

All property and equipment purchased prior to 2009 are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements, which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Mining Properties, Claims, and Royalty Option

The Company capitalizes costs for acquiring mineral properties, claims and royalty option and expenses, costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost method. In accordance with ASU No. 2014-09, the Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue.

The Company’s revenue is generating through profit percentage split through its non-controlling ownership of the joint venture. Revenues are derived as a percentage of joint venture profits, which are not reasonably estimable and cannot be determined by the joint venture until after the completion of the accounting for each annual mining season, which occurs in the fourth quarter of each year. At the conclusion of 2017 and 2016, Goldrich was allocated a distribution from its joint venture partner of $218,770 and $67,580, respectively. See note 3, Joint Venture.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the long-lived asset using a units of production method. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

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

During 2018 and 2017, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance March 31, 2018	Balance December 31, 2017	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 357,777	$ 355,950	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at March 31, 2018 and December 31, 2017.

3.

JOINT VENTURE

On May 7, 2012, the Company entered into a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich Placer, LLC (“Goldrich Placer”), a wholly-owned subsidiary of Goldrich and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer, LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost method.

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

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized. At December 31, 2107 and at March 31, 2018, $95,239 of Loan3 remains unpaid.

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

Substantially all required allocations and distributions are made no later than October 31st of each year. At the time of distribution and the proceeds are identifiable and the likelihood of collection is determined, the Company recognizes joint venture revenue.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich Placer receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich Placer retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich Placer will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich Placer’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich Placer’s 50% of GNP = 0.25%) of any distributions produced by GNP. As of December 31, 2017 and March 31, 2018, an amount of $35,794 has been accrued for this 12.5% and is included in accrued liabilities.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through 2017, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. An amount of $192,500 was accrued for fees at December 31, 2017, of which $45,000 was paid during the quarter ended March 31, 2018. An amount of $192,500 has been accrued at March 31, 2018. An amount of $35,093 was accrued for fees due to the Company’s Chief Financial Officer (“CFO”) at December 31, 2017, of which $15,000 was paid during the quarter ended March 31, 2018. An amount of $34,301 has been accrued for fees at March 31, 2018. These amounts are included in related parties payable.

5.

NOTES PAYABLE

On February 13, 2018, the Company announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, the Company received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000. The financing remains open for an additional $495,000 of net proceeds.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 9,422,359 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on November 30, 2022. The Company paid finder fees totaling $30,000 to related party entities, and incurred $21,000 of other finance and placement costs. Interest of $83,450 was expensed during the quarter ended March 31, 2018, and $35,224 is accrued at March 31, 2018 and is included in accounts payable and accrued liabilities. Interest due at March 31, 2018 was timely paid.

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

(v)

Any GNP Distributions that are part of the GVC Sale, described below; and

(vi)

Any GNP Distributions which are secured by the Company’s outstanding Senior Gold Forward Sales Contracts.

The Chandalar Sale relates to a purchase agreement, dated as of June 19, 2015, whereby the Company, through its subsidiary Goldrich Placer, sold and assigned to CGL 12% of any and all GNP Distributions to Goldrich Placer, subject to the limitations set forth in the purchase agreement and the related assignment. See Note 3 Joint Venture. The GVC Sale relates to a purchase agreement, dated as of May 22, 2015, whereby the Company, through its subsidiary Goldrich Placer, sold and assigned to GVC 0.50% of any and all GNP Distributions to Goldrich Placer, subject to the limitations set forth in the purchase agreement and the related assignment. See Note 3 Joint Venture.

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, the Company will issue 5.25 Class T warrants for each dollar loaned under this agreement.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTES PAYABLE, CONTINUED:

At March 31, 2018, the Company had outstanding total notes payable of $1,794,737 less remaining unamortized discounts of $194,445 for a net liability of $1,600,292. At December 31, 2017, the Company had outstanding total notes payable of $1,794,737 less remaining unamortized discounts of $280,747 for a net liability of $1,513,990.

6.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes payable in gold totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

On November 30, 2017, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

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

For the quarter ended March 31, 2018, using a forward gold price of $1,341, the Company recognized a change in fair value of $1,828 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At March 31, 2018, the Company had outstanding total notes payable in gold of $357,777, representing 266.788 ounces of fine gold deliverable at November 30, 2018. At December 31, 2017, the Company had outstanding total notes payable in gold of $355,950, representing 266.788 ounces of fine gold. Interest due at March 31, 2018 was timely paid.

7.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2018.

November 30, 2018
Claims Rental	$ 90,670
Annual Labor	61,100
Yearly Totals	$ 151,770

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

7.

COMMITMENTS AND CONTINGENCIES, CONTINUED:

The Company has a carryover to 2018 of approximately $22.3 million to satisfy its annual labor requirements. This carryover expires in the years 2018 through 2023 if unneeded to satisfy requirements in those years.

The Company challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a mediation that was unsuccessful in reaching an agreement. As a result, the Company has filed for arbitration before a panel of three independent arbitrators to address these items. A successful arbitration may result in increases to the 2017 and 2016 distributions under Item 2 of Note 3 Joint Venture, and revise the computation of these distributions in 2018 and future years. No assurance has been given that the arbitration will be successful.

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

8.

SUBSEQUENT EVENTS

In May 2018, the Company received a second tranche of the Notes Payable financing for gross proceeds of $136,842, discounted at 5%, resulting in net proceeds of $130,000.

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

GNP produced approximately 12,340 oz. of fine gold in 2017 compared to approximately 8,227 fine oz. in 2016 and approximately 3,600 oz. of fine gold in 2015. GNP showed a profit of $2,410,873 and $683,765 in 2017 and 2016, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved. All costs up to commercial production (as defined in the joint venture agreement) are required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

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

Chandalar Mine

During 2016, the plant ran from the end of May and continued through the middle of September. A total of approximately 10,209 ounces of alluvial gold, equivalent to 8,227 ounces of fine gold, were extracted. Total revenue was $10 million and total production represents an increase of 117% over the 2015 mining season.

During 2017, the plant ran from the end of May and continued through the end of September. A total of approximately 14,991 ounces of alluvial gold, equivalent to 12,340 ounces of fine gold, were extracted. Total revenue was $15.56 million and total production represents an increase of 47% over the 2016 mining season.

2018 Production Forecast:

The GNP budget provided to Goldrich estimates total 2018 production will be approximately 21,000 ounces of fine gold. In 2018, GNP management plans to run the plant for 100 days at 20 hours per day. Subject to weather, the plant normally runs from June to mid-September of each year. In 2017, the plant ran from approximately June 1st to September 27th.

In addition to plant production days, the GNP budget included a winter trail to transport additional equipment and supplies from February through mid-April, as well as late-winter mining crews to strip overburden.

Included in the equipment GNP transported to the mine are six additional haul trucks, an additional excavator, a dozer and scraper. This expanded the total number of haul trucks at site from 12 to 18.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2017 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $133,161 for interest, $431,571 for payment of the gold notes, and $1,794,767 for the payment of a senior secured loans over the next 12 months as of March 31, 2018. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate $1.0 million in costs for arbitration but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation.

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

Failure at arbitration, in receiving distributions under the Minimum Production Requirements or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements and in our annual report as filed on Form 10-K for 2017. In addition, if the minimum production requirement as defined by the operating agreement is not met for years beginning in 2018 and each year thereafter, the joint venture shall be dissolved unless agreed in writing by the members.

During the three-month period ended March 31, 2018, we completed no financings, compared to $103,000 net cash for placements of our securities during the three-month period ended March 31, 2017.

If we are unable to timely satisfy our obligations under the notes payable in gold due November 2018, the interest on the unsecured senior note due quarterly, or the principal of the unsecured senior note due in 2018 and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At March 31, 2018, we had outstanding total notes payable in gold of $357,777, representing 266.789 ounces of fine gold deliverable at November 30, 2018.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine continues its increasing trend of gold extraction, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCQB in the United States.

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

We currently have only a brief recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If these distributions increase in future years and we profitably execute our business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. In 2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. In 2017, GNP extracted approximately 12,339 ounces of fine gold. GNP’s forecast for 2018 production is approximately 21,000 ounces of fine gold. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement above.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On March 31, 2018 we had total liabilities of $3,054,306 and total assets of $1,241,264. This compares to total liabilities of $2,889,259 and total assets of $1,477,386 on December 31, 2017. As of March 31, 2018, our liabilities consist of $387,746 for remediation and asset retirement obligations, $357,777 of notes payable in gold, $1,600,292 of notes payable, $249,693 of trade payables and accrued liabilities, $54,882 of accrued interest payable, $373,299 due to related parties, and $30,618 for dividends payable. Of these liabilities, $2,666,560 is due within 12 months. The increase in liabilities compared to December 31, 2017 is due to an increase in trade and related party payables, and amortization of the discount and warrants of the notes payable. The decrease in total assets was due to a decrease in cash due to no financing activities commensurate with the level of operating expenses, offset by an increase in prepaid expenses during the quarter ended March 31, 2018.

On March 31, 2018, we had negative working capital of $2,298,323 and a stockholders’ deficit of $1,813,043 compared to negative working capital of $1,902,856 and stockholders’ deficit of $1,411,873 for the year ended December 31, 2017. Working capital decreased during the quarter ended March 31, 2018 due to the accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2018.

During the three months ended March 31, 2018, we used cash from operating activities of $364,161 compared to $95,266 for 2017. Net losses increased year over year due largely to professional service costs in relation to the arbitration, with all other expense categories being relatively stable compared to the same period of 2107.  Net operating losses were $388,012 and $240,549 for the three months ended March 31, 2018 and 2017, respectively, including depreciation of $2,359 and $4,750 for the respective quarters.

During the three months ended March 31, 2018, and 2017 respectively, we used no cash in investing activities.

During the three months ended March 31, 2018, no cash was provided by financing activities, compared to cash of $103,000 provided during the same period of 2017.

Private Placement Offerings

Notes Payable

On February 13, 2018, we announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, we received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000. The financing remains open for an additional $495,000 of net proceeds.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 9,422,359 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on November 30, 2022. We paid finder fees totaling $30,000 to related party entities, with $20,000 accrued and included in accounts payable and accrued liabilities, and incurred $21,000 of other finance and placement costs. Interest of $83,450 was paid during the quarter ended March 31, 2018, and $22,066 is accrued at March 31, 2018 and is included in accounts payable and accrued liabilities. Interest due at March 31, 2018 was timely paid.

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

Any GNP Distributions that are part of the Chandalar Sale, described below; and

(xi)

Any GNP Distributions that are part of the GVC Sale, described below; and

(xii)

Any GNP Distributions which are secured by our outstanding Senior Gold Forward Sales Contracts.

The Chandalar Sale relates to a purchase agreement, dated as of June 19, 2015, whereby we, through our subsidiary Goldrich Placer, sold and assigned to CGL 12% of any and all GNP Distributions to Goldrich Placer, subject to the limitations set forth in the purchase agreement and the related assignment.

The GVC Sale relates to a purchase agreement, dated as of May 22, 2015, whereby we, through our subsidiary Goldrich Placer, sold and assigned to GVC 0.50% of any and all GNP Distributions to Goldrich Placer, subject to the limitations set forth in the purchase agreement and the related assignment.

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, LLC, our wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, we will issue 5.25 Class T warrants for each dollar loaned under this agreement.

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

At March 31, 2018, we had outstanding total notes payable of $1,794,737 less remaining unamortized discounts of $194,445 for a net liability of $1,600,292.

Notes Payable in Gold

During 2013, we issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, we agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

On November 30, 2014 and 2015, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold was alleviated by agreements with the other three note holders to extend the delivery dates.

On November 30, 2016, we again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2016 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2017.

As of December 31, 2016, the gold to be delivered was not likely to be produced from our property. In addition, history has shown that we may satisfy the debt through cash payment instead of gold ounces for payment. Due to these provisions, the amended contracts are accounted for as derivatives requiring their value to be adjusted to fair value at each period end.

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

On November 30, 2017, we again renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

•

Fifteen percent (15%), or 76 ounces, of the required quantity of gold under the contract, prior to amendment one in 2014, amendment two in 2015, and amendment three in 2016, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2017. In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. We paid a total of $97,295 in cash to satisfy this renegotiated term.

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

For the quarter ended March 31, 2018, using a forward gold price of $1,341, we recognized a change in fair value of $1,828 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At March 31, 2018, we had outstanding total notes payable in gold of $357,777, representing 266.788 ounces of fine gold deliverable at November 30, 2018. Interest due at March 31, 2018 was timely paid.

Subsequent Events

In May 2018, we received a second tranche of the Notes Payable financing for gross proceeds of $136,842, discounted at 5%, resulting in net proceeds of $130,000.

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we implemented a change in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As identified in our Annual Report on Form 10-K for the year ended December 31, 2017, we made commitments for the CFO to more fully review the results of the reported period to remedy a material weakness identified during the audit of our financial results for the 2017 year. That plan was carried out beginning with the review of the results of the March 31, 2018 quarter.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. In response to Goldrich’s arbitration claim, the respondents filed a counter-demand alleging various matters against Goldrich. Goldrich considers the alleged matters noted in the respondent’s counter-demand to be without merit. The outcome of the arbitration is not yet determined. The arbitration is scheduled to occur during July and August 2018 in Anchorage, AK. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel.

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2017.

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

During the quarter ended March 31, 2018, at our joint venture, GNP, we had one such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act. The safety violation was related to task related training provided to one equipment operator that was completed but not recorded. The gravity of the violation was not significant and substantial, with no likelihood for injury and no lost workdays. The action was terminated with the recording of the training.

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

Date:  May 21, 2018

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2018

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, William Schara, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Goldrich Mining Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 21, 2018

By:   /s/ William Schara

            William Schara, Chief Executive Officer, President and Principal Executive Officer

A signed original of this written statement has been provided to the registrant and will be retained by the registrant to be furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.2

CERTIFICATION

I, Ted R. Sharp, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Goldrich Mining Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 21, 2018

By:   /s/  Ted R. Sharp

         Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

A signed original of this written statement has been provided to the registrant and will be retained by the registrant to be furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Goldrich Mining Company, (the "Company") on Form 10-Q for the period ending March 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Schara, Chief Executive Officer, President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Goldrich Mining Company.

        /s/ William Schara

DATE:  May 21, 2018

       William Schara, Chief Executive Officer and President

A signed original of this written statement required by Section 906 has been provided to Goldrich Mining Company and will be retained by Goldrich Mining Company to be furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Goldrich Mining Company, (the "Company") on Form 10-Q for the period ending March 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted R. Sharp, Chief Financial Officer and Principal Financial Officer of the Company, certify, pursuant to 81 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Goldrich Mining Company.

        /s/ Ted R. Sharp

DATE:  May 21, 2018

       Ted R. Sharp, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Goldrich Mining Company and will be retained by Goldrich Mining Company to be furnished to the Securities and Exchange Commission or its staff upon request.