Form 10-Q
period 2018-06-30
GOLDRICH MINING CO
filed 2018-09-17
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at September 14, 2018:    139,573,798

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

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

25

Item 3.  Defaults upon Senior Securities

25

Item 4.  Mine Safety Disclosure

25

Item 5.  Other Information

25

Item 6.  Exhibits

26

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 53,202	$ 486,211
Prepaid expenses	155,934	88,002
Other current assets	27,788	27,788
Total current assets	236,924	602,001

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,836	6,869
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	871,352	875,385
Total assets	$ 1,108,276	$ 1,477,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 588,160	$ 235,399
Related parties payables	344,258	368,900
Notes payable, net of discount Notes payable – related party, net of discount	885,592 1,248,064	626,107 887,883
Notes payable in gold	323,695	355,950
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	3,420,387	2,504,857

Long-term liabilities:
Remediation and asset retirement obligation	391,090	384,402
Total long-term liabilities	391,090	384,402
Total liabilities	3,811,477	2,889,259

Commitments and contingencies (Notes 3,6 and7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,950
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 shares authorized, issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 and 134,107,809 issued and outstanding, respectively	13,957,380	13,410,781
Additional paid-in capital	13,708,097	14,016,932
Accumulated deficit	(30,639,853)	(29,110,761)
Total stockholders’ deficit	(2,703,201)	(1,411,873)
Total liabilities and stockholders' deficit	$ 1,108,276	$ 1,477,386

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Exploration	$ 25,845	$ 24,315	$ 39,687	$ 39,812
Depreciation and amortization	1,675	3,047	4,034	7,797
Management fees and salaries	133,440	54,313	192,252	113,813
Professional services	668,859	39,211	747,909	44,054
General and admin	101,624	37,620	166,239	99,699
Office supplies and other	4,333	2,936	5,491	6,532
Directors' fees	9,400	8,200	12,900	14,400
Mineral property maintenance	22,643	21,192	45,285	42,385
Total operating expenses	967,819	190,834	1,213,797	368,492

Other (income) expense:
Change in fair value of notes payable in gold	(34,083)	3,240	(32,255)	22,550
Royalty expense	-	8,109	-	8,109
Interest expense and finance costs	194,166	26,409	347,550	69,992
Total other expense	160,083	37,758	315,295	100,651

Net loss	(1,127,902)	(228,592)	(1,529,092)	(469,143)

Deemed dividends	-	-	-	(52,900)
Preferred dividends	(1,896)	(1,896)	(3,771)	(3,771)
Net loss available to common stockholders	$ (1,129,798)	$ (230,488)	$ (1,532,863)	$ (525,813)

Net loss per common share – basic and diluted	$ (0.01)	$ (Nil)	$ (0.01)	$ (Nil)

Weighted average common
shares outstanding-basic and diluted	134,825,720	131,232,809	134,468,748	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$ (1,529,092)	$ (469,143)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,034	7,797
Change in fair value of notes payable in gold	(32,255)	22,550
Share-based compensation	64,566	-
Amortization of discount on note payable and notes payable in gold	197,087	2,492
Accretion of asset retirement obligation	6,688	6,431

Change in:
Other receivable	-	10,999
Prepaid expenses	(67,933)	(7,553)
Accounts payable and accrued liabilities	494,059	87,172
Related parties payables	(24,643)	103,484
Net cash used - operating activities	(887,489)	(235,771)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	-	103,000
Proceeds from note payable, net	189,367	-
Proceeds from note payable - related party, net	265,113	103,000
Net cash provided - financing activities	454,480	206,000

Net (decrease) in cash and cash equivalents	(433,009)	(29,771)

Cash and cash equivalents, beginning of period	486,211	30,080
Cash and cash equivalents, end of period	$ 53,202	$ 309

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	-	$ 52,900
Warrants issued with preferred stock	-	$ 50,100
Warrants issued with note payable	$ 57,421	-
Accounts payable satisfied with common stock	$ 50,000	-
Related party payables satisfied with common stock	$ 91,298	-

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

The Company currently has no historical recurring source of revenue and in 2016 received its first cash distribution from the joint venture (Note 3). With the anticipated dissolution of the joint venture, these distributions are expected to decrease or cease after 2018. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2018, there were 139,573,798 shares of our common stock issued and outstanding.

For the periods ended June 30, 2018 and 2017, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 106,038,703 and 103,386,073, respectively, would have been anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it did not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognized revenue under our previous policies. Adoption of ASU No. 2014-09 requires additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 3 for information on our sales of products.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Recent Accounting Pronouncements, continued:

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions.

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

Remediation and Asset Retirement Obligation

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

During 2018 and 2017, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2018	Balance December 31, 2017	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 323,695	$ 355,950	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at June 30, 2018 and December 31, 2017.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich Placer receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich Placer retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich Placer will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich Placer’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich Placer’s 50% of GNP = 0.25%) of any distributions produced by GNP. As of December 31, 2017 and June 30, 2018, an amount of $35,794 has been accrued for this 12.5% and is included in accrued liabilities.

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

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized. At December 31, 2107 and at June 30, 2018, $95,239 of Loan3 remains unpaid.

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

The Company and NyacAU are currently in arbitration. The Company challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a mediation that was unsuccessful in reaching an agreement. As a result, the Company has filed for arbitration before a panel of three independent arbitrators to address these items. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of September 14, 2018; no assurance can be given that the arbitration will be successful. The arbitration is proceeding on the basis that GNP will be dissolved. The Company incurred $418,754 and $40,000 in arbitration expenses during the six month period ended June 30, 2018 and year ended December 31, 2017, respectively.

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017 and 2018 must substantially be paid by October 31, 2018. The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017. However, no receivable has been recorded for this amount due to the likely failure of the JV to meet the Minimum Production Requirements by October 2018, which would force the dissolution of the JV and may make the collection of this amount uncertain. NyacAU, the managing partner of GNP, anticipates that GNP will not meet the minimum production requirements by the close of the 2018 season, and the company has announced its intended dissolution of the GNP Joint Venture. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at September 13, 2018.

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through June 30, 2018, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Six months ended 6/30/18	Year ended 12/31/17
Beginning Balance	$192,500	$127,500
Deferred During Period	90,000	180,000
Cash Paid During Period	(52,500)	(115,000)
Ending Balance	$230,000	$192,500

CFO	6/30/18	12/31/17
Beginning Balance	$35,202	$35,093
Deferred During Period	37,071	46,145
Cash Paid During Period	(20,816)	(46,036)
Ending Balance	$51,457	$35,202

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.

RELATED PARTY TRANSACTIONS, CONTINUED:

During the six months ended June 30, 2018 the Company also awarded 1,850,000 shares of common stock to officers and director as compensation. The value of the shares awarded was $64,566 based upon the quoted value of the stock at the time of the grant.

5.

NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

On February 13, 2018, the Company announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, the Company received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a major shareholder and director. The note agreement has been amended to accommodate total net proceeds of up to $2,750,000. During the six months ended June 30, 2018, the Company received the second tranche of the notes and recorded a liability of $505,263, discounted at 5%, or $25,263, with $25,520 finance costs, resulting in net proceeds of $454,480, of which $265,113 was from a related party.

At June 30, 2018, the Company had outstanding Notes payable – related party of $1,347,368 less remaining unamortized discounts of $99,304 for a net liability of $1,248,064. At December 31, 2017, the Company had outstanding Notes payable – related party of $1,052,632 less remaining unamortized discounts of $164,749 for a net liability of $887,883.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 12,074,989 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through June 18, 2023. During the six months ended June 30, 2018 the company issued 2,652,630 warrants in connection with the notes payable. The warrants were valued at $68,747 and had an allocated fair value of $57,421. The Company paid finder fees totaling $30,000 to related party entities, and incurred $46,520 of other finance and placement costs. Interest of $73,759 and $138,753 was expensed during the three and six month periods ended June 30, 2018, of which $68,651 is accrued at June 30, 2018 and is included in accounts payable and accrued liabilities. Interest due at June 30, 2018 was timely paid.

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

(v)

Any GNP Distributions that are part of the GVC Sale, described below; and

(vi)

Any GNP Distributions which are secured by the Company’s outstanding Senior Gold Forward Sales Contracts.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY, CONTINUED:

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

Repayment of all amounts owed under the notes is guaranteed by Goldrich Placer, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, the Company will issue 5.25 Class T warrants for each dollar loaned under this agreement.

At June 30, 2018, the Company had outstanding notes payable of $952,633 less remaining unamortized discounts of $67,041 for a net liability of $885,592. At December 31, 2017, the Company had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107.

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

For the six months ended June 30, 2018, using a forward gold price of $1,213, the Company recognized a change in fair value of $32,255 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At June 30, 2018 and December 31, 2017, the Company had outstanding total notes payable in gold of $323,695 and $355,950, respectively, representing 266.788 ounces of fine gold deliverable at November 30, 2018.

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

The Company and NyacAU are currently in arbitration. The Company challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a mediation that was unsuccessful in reaching an agreement. As a result, the Company has filed for arbitration before a panel of three independent arbitrators to address these items.

A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of September 14, 2018; no assurance can be given that the arbitration will be successful.

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017 and 2018 must substantially be paid by October 31, 2018. The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017. However, no receivable has been recorded for this amount due to the likely failure of the JV to meet the Minimum Production Requirements by October 2018, which would force the dissolution of the JV and may make the collection of this amount uncertain. NyacAU, the managing partner of GNP, anticipates that GNP will not meet the minimum production requirements by the close of the 2018 season. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at September 13, 2018.

8.

SUBSEQUENT EVENTS

On August 20, 2018, the Company closed on additional borrowings totaling $500,000 under the Senior Secured Notes previously announced on February 13, 2018, bringing the net proceeds of the Notes to $2,685,000. The Note has been increased to accommodate total net proceeds of up to $2,750,000. Of the additional net proceeds, a total of $1,780,000 was received from a major shareholder and director of the Company.

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

On August 20, 2018, we announced GNP’s production results through July 2018 and update on operations. Production at the Chandalar mine began on May 31, 2018. Total mine production through July 2018 was 10,557 ounces of raw placer gold, equivalent to approximately 8,657 ounces of fine gold. This compares to total production through July 2017 of 7,262 total ounces of raw placer gold, or approximately 6,050 ounces of fine gold.

Of the 2018 production, 5,024 ounces of raw placer gold, or approximately 4,120 ounces of fine gold, were produced in June and 5,533 ounces of raw placer gold, or approximately 4,537 ounces of fine gold, were produced in July.

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

Chandalar Mine

Intended Dissolution of the GNP Joint Venture:

On August 20, 2018 we also announced the intended dissolution of the GNP joint venture. According to the terms of the joint venture operating agreement, GNP is required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to Goldrich by October 31, 2018. The Minimum Production Requirement for each year was determined based on the spot price of gold on December 1 of the preceding year.

Under the joint venture Operating Agreement, GNP will be dissolved if GNP fails to meet the Minimum Production Requirement. GNP’s lease to mine the placer properties will terminate upon dissolution of GNP and GNP will have no further rights to mine the placer properties located on Goldrich’s mining claims. NyacAU, the managing partner of GNP, anticipates that GNP will not meet the minimum production requirements by the close of the 2018 season.

Goldrich and NyacAU are currently in arbitration. The arbitration is proceeding on the basis that GNP will be dissolved. The first arbitration hearings were from July 19th through July 31st and the second arbitration hearings were from August 20th to August 28th. Goldrich and NyacAU are now awaiting the rulings of the arbitration panel. Under the terms of the Operating Agreement, rulings from the three-person arbitration panel are final. The outcome of the arbitration is not yet determined and cannot be estimated or assured.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2018 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $352,418 for interest, $323,695 for payment of the gold notes, $1,248,064 for payment of notes payable to related party, and $885,592 for the payment of senior secured loans over the next 12 months as of June 30, 2018. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate $1.0 million in costs for arbitration but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from the joint venture placer operation.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us. We have filed for arbitration before a panel of 3 independent arbitrators to address each of the disputed claims. A successful arbitration may result in significant increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018 and future years. The arbitration proceedings are in progress as of the date of this report; no assurance can been given that the arbitration will be successful.

In addition, GNP must meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017 and 2018 must substantially be paid by October 31, 2018. The value of the combined 2016 and 2017 Minimum Production Requirements has been calculated at $2,981,950 using the price of gold at $1,296.50 per ounce at December 31, 2017 and, on the same basis, the total value of all Minimum Production Requirements for 2016, 2017 and 2018 is $4,667,400. However, no receivable has been recorded for this amount due to the likely failure of the JV to meet the Minimum Production Requirements by October 2018, which would force the dissolution of the JV and may make the collection of this amount uncertain.

Failure at arbitration in receiving distributions under the Minimum Production Requirements or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements and in our annual report as filed on Form 10-K for 2017. NyacAU, the managing partner of GNP, anticipates that GNP will not meet the minimum production requirements by the close of the 2018 season. Goldrich and NyacAU are currently in arbitration. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at September 13, 2018.

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

We currently have only a brief recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If we profitably execute a production business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

During the six-month period ended June 30, 2018, we completed financings of $454,480, compared to $103,000 net cash for placements of our securities during the six-month period ended June 30, 2017. Subsequent to the close of the June 30, 2018 quarter, we borrowed an additional $500,000 of notes payable, bringing the total notes payable obligation as of September 14, 2018, to $2,685,000 which are due October 31, 2018. If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold due November 2018, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At June 30, 2018, we had outstanding total notes payable in gold of $323,695, representing 266.789 ounces of fine gold deliverable at November 30, 2018.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, as the placer mine continues its increasing trend of gold extraction, as continued by a successor mining organization after dissolution of GNP, we look forward to internal cash flow and additional options for financing appear to be coming available. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCBB in the United States.

In 2015, GNP completed its mine and plant and extracted approximately 3,857 ounces of fine gold. In 2016, GNP extracted approximately 8,227 ounces of fine gold. In 2017, GNP extracted approximately 12,339 ounces of fine gold. GNP’s forecast for 2018 production is approximately 21,000 ounces of fine gold. Total mine production through July 2018 was 10,557 ounces of raw placer gold, equivalent to approximately 8,657 ounces of fine gold. This compares to total production through July 2017 of 7,262 total ounces of raw placer gold, or approximately 6,050 ounces of fine gold. Of the 2018 production, 5,024 ounces of raw placer gold, or approximately 4,120 ounces of fine gold, were produced in June and 5,533 ounces of raw placer gold, or approximately 4,537 ounces of fine gold, were produced in July.

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

Results of Operations

On June 30, 2018 we had total liabilities of $3,811,477 and total assets of $1,108,276. This compares to total liabilities of $2,889,259 and total assets of $1,477,386 on December 31, 2017. As of June 30, 2018, our liabilities consist of $391,090 for remediation and asset retirement obligations, $323,695 of notes payable in gold, $1,248,064 of notes payable to a related party, $885,592 of notes payable, $499,741 of trade payables and accrued liabilities, $88,419 of accrued interest payable, $344,258 due to related parties, and $30,618 for dividends payable. Of these liabilities, $3,420,387 is due within 12 months. The increase in liabilities compared to December 31, 2017 is due to an increase in notes payable, trade and related party payables, and amortization of the discount and warrants of the notes payable. The decrease in total assets was due to a decrease in cash due to significant professional fees and expenses related to the arbitration, offset by an increase in prepaid expenses during the six months ended June 30, 2018. We incurred $418,754 and $40,000 in arbitration expenses during the six month period ended June 30, 2018 and year ended December 31, 2017, respectively.

On June 30, 2018, we had negative working capital of $3,183,463 and a stockholders’ deficit of $2,703,201 compared to negative working capital of $1,902,856 and stockholders’ deficit of $1,411,873 for the year ended December 31, 2017. Working capital decreased during the six months ended June 30, 2018 due to significant short term borrowing under the notes payable, and accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2018, offset by increases in Common stock and Additional paid in capital for shares issued to satisfy certain related party and professional fee liabilities.

During the six months ended June 30, 2018, we used cash from operating activities of $887,489 compared to $235,771 for the six months ended June 30, 2017. Net losses increased year over year due largely to professional services, management and general and administrative costs in relation to the arbitration, with all other expense categories being relatively stable compared to the same period of 2107.  Net operating losses were $1,529,092 and $469,143 for the six months ended June 30, 2018 and 2017, respectively, including depreciation of $4,034 and $7,797 for the respective periods.

During the six months ended June 30, 2018, and 2017 respectively, we used no cash in investing activities.

During the six months ended June 30, 2018, cash of $454,480 was provided by financing activities, compared to cash of $206,000 provided during the same period of 2017.

Private Placement Offerings

Notes Payable

On February 13, 2018, we announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, we received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a related party. The note has been increased to accommodate total net proceeds of up to $2,750,000. During the six months ended June 30, 2018, we received the second tranche of the notes for gross proceeds of $505,263, discounted at 5%, or $25,263, with $25,520 finance costs, resulting in net proceeds of $454,480, of which $280,000 was from a related party.

The secured senior notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 12,074,989 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through June 18, 2023. We paid finder fees totaling $30,000 to related party entities, and incurred $46,520 of other finance and placement costs. Interest of $73,759 and $138,753 was expensed during the three and six month periods ended June 30, 2018, of which $68,651 is accrued at June 30, 2018 and is included in accounts payable and accrued liabilities. Interest due at June 30, 2018 was timely paid.

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

Repayment of all amounts owed under the notes is guaranteed by Goldrich Placer, LLC, our wholly owned subsidiary, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, we will issue 5.25 Class T warrants for each dollar loaned under this agreement.

The fair value of warrants issued with the notes payable was estimated at the date of issuance using the Black-Scholes fair value model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges.

The fair value of the warrants was estimated on the issue dates at $275,934 using the following weighted average assumptions:

Market price of common stock on date of issuance	$0.0299	$0.025	$0.028	$0.028	$0.035
Risk-free interest rate	2.26%	2.94%	2.78%	2.81%	2.8%
Expected dividend yield	0	0	0	0	0
Expected term (in years)	5	5	5	5	5
Expected volatility	162.4%	158.8%	158%	158.3	158.8%

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

At June 30, 2018, we had outstanding notes payable of $952,633 less remaining unamortized discounts of $67,061 for a net liability of $885,592. At December 31, 2017, the Company had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107.

At June 30, 2018, we had outstanding Notes payable – related party of $1,347,368 less remaining unamortized discounts of $99,304 for a net liability of $1,248,064. At December 31, 2017, the Company had outstanding Notes payable – related party of $1,052,632 less remaining unamortized discounts of $164,749 for a net liability of $887,883.

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

For the six months ended June 30, 2018, using a forward gold price of $1,213, we recognized a change in fair value of $32,255 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At June 30, 2018, we had outstanding total notes payable in gold of $323,695, representing 266.788 ounces of fine gold deliverable at November 30, 2018. Interest due at June 30, 2018 was timely paid.

Subsequent Events

On August 20, 2018, we closed on additional borrowings totaling $500,000 under the Senior Secured Notes previously announced on February 13, 2018, bringing the net proceeds of the Notes to $2,685,000. The Note has been increased to accommodate total net proceeds of up to $2,750,000. Of the additional net proceeds, a total of $1,780,000 was received from a director of the Company.

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

As identified in our Annual Report on Form 10-K for the year ended December 31, 2017, we made commitments for the CFO to more fully review the results of the reported period to remedy a material weakness identified during the audit of our financial results for the 2017 year. That plan was carried out beginning with the review of the results of the June 30, 2018 quarter.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, among other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. In response to Goldrich’s arbitration claim, the respondents filed a counter-demand alleging various matters against Goldrich. Goldrich considers the alleged matters noted in the respondent’s counter-demand to be without merit. The arbitration is proceeding on the basis that GNP will be dissolved. The first arbitration hearings were from July 19th through July 31st and the second arbitration hearings were from August 20th to August 28th. Goldrich and NyacAU are now awaiting the rulings of the arbitration panel. Under the terms of the Operating Agreement, rulings from the three-person arbitration panel are final. The outcome of the arbitration is not yet determined and cannot be estimated or assured.

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

During the quarter ended June 30, 2018, at our joint venture, GNP, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  September 17, 2018

GOLDRICH MINING COMPANY

By   /s/ William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 17, 2018

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer