Form 10-Q
period 2018-09-30
GOLDRICH MINING CO
filed 2018-11-19
CIK 59860

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 16, 2018:    139,573,798

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

26

Item 1A.  Risk Factors

26

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

26

Item 3.  Defaults upon Senior Securities

26

Item 4.  Mine Safety Disclosure

26

Item 5.  Other Information

26

Item 6.  Exhibits

27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets
(Unaudited)	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 2,836	$ 486,211
Prepaid expenses	267,697	88,002
Other current assets	27,353	27,788
Total current assets	297,886	602,001

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,405	6,869
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	870,921	875,385
Total assets	$ 1,168,807	$ 1,477,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,247,733	$ 235,399
Related parties payables	442,397	368,900
Notes payable, net of discount Notes payable – related party, net of discount	951,693 1,872,803	626,107 887,883
Notes payable in gold	328,017	355,950
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	4,873,261	2,504,857

Long-term liabilities:
Remediation and asset retirement obligation	394,434	384,402
Total long-term liabilities	394,434	384,402
Total liabilities	5,267,695	2,889,259

Commitments and contingencies (Notes 3,6 and7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,950
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 153 shares authorized, issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 and 134,107,809 issued and outstanding, respectively	13,957,380	13,410,781
Additional paid-in capital	13,802,206	14,016,932
Accumulated deficit	(32,129,649)	(29,110,761)
Total stockholders’ deficit	(4,098,888)	(1,411,873)
Total liabilities and stockholders' deficit	$ 1,168,807	$ 1,477,386

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Exploration	$ 105,264	$ 49,341	$ 144,951	$ 89,153
Depreciation and amortization	430	2,491	4,464	10,288
Management fees and salaries	66,250	58,469	258,502	172,281
Professional services	29,839	4,475	72,613	48,529
General and administrative	81,065	67,122	224,319	166,822
Office supplies and other	1,463	2,590	5,711	9,121
Directors' fees	-	10,500	12,900	24,900
Arbitration costs (Note 3)	871,324	-	1,600,687	-
Mineral property maintenance	22,651	21,676	67,936	64,061
Total operating expenses	1,178,286	216,664	2,392,083	585,155

Other (income) expense:
Change in fair value of notes payable in gold	4,322	2,382	(27,933)	24,932
Royalty expense	-	-	-	8,109
Interest expense and finance costs	307,188	40,197	654,738	110,190
Total other expense	311,510	42,579	626,805	143,231

Net loss	(1,489,796)	(259,243)	(3,018,888)	(728,386)

Deemed dividends	-	-	-	(52,900)
Preferred dividends	(1,917)	(1,917)	(5,688)	(5,688)
Net loss available to common stockholders	$ (1,466,194)	$ (261,160)	$ (3,024,576)	$ (786,974)

Net loss per common share – basic and diluted	$ (0.01)	$ (Nil)	$ (0.02)	$ (Nil)

Weighted average common
shares outstanding-basic and diluted	139,573,798	131,232,809	136,189,131	131,232,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$ (3,018,888)	$ (728,386)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,464	10,288
Change in fair value of notes payable in gold	(27,933)	24,932
Share-based compensation	64,565	-
Amortization of discount on note payable and notes payable in gold	390,929	2,492
Accretion of asset retirement obligation	10,032	9,646

Change in:
Other current assets	435	(16,787)
Prepaid expenses	(179,695)	(55,000)
Accounts payable and accrued liabilities	1,062,334	149,060
Related parties payables	164,795	126,973
Net cash used - operating activities	(1,528,962)	(476,782)
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	-	103,000
Proceeds from note payable, net	189,473	-
Proceeds from note payable - related party, net	856,114	650,000
Payment of note payable	-	(300,000)
Net cash provided - financing activities	1,045,587	453,000

Net (decrease) in cash and cash equivalents	(483,375)	(23,782)

Cash and cash equivalents, beginning of period	486,211	30,080
Cash and cash equivalents, end of period	$ 2,836	$ 6,298

Non-Cash Investing and Financing Activities:
Beneficial conversion feature on preferred stock	-	$ 52,900
Warrants issued with preferred stock	-	$ 50,100
Warrants issued with notes payable	$ 126,010	-
Accounts payable satisfied with common stock	$ 50,000	-
Related party payables satisfied with common stock	$ 91,298

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. During the three months ended September 30, 2018, management reclassified Arbitration expenses of approximately $1.6M from Professional services, General and administrative, and Office supplies and other line items on previously reported Consolidated Statements of Operations captions to a separate line item because of its significance to the Company’s operations during the period. The reclassification has no impact of total net loss for the three or nine months periods ended September 30, 2018.

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2018, there were 139,573,798 shares of our common stock issued and outstanding.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Earnings (Loss) Per Share, continued:

For the periods ended September 30, 2018 and 2017, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 108,490,017 and 93,963,714, respectively, would have been anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Stock-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are recorded at fair value. The Company uses a Black Scholes valuation model for determining fair value of options to purchase shares, and compensation expense is recognized ratably over the vesting periods on a straight-line basis. Compensation expense for grants that vest immediately are recognized in the period of grant.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Value Measurements, continued:

During 2018 and 2017, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2018	Balance December 31, 2017	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 328,017	$ 355,950	2

The carrying amounts of financial instruments, including notes payable and related party notes payable, approximate fair value at September 30, 2018 and December 31, 2017.

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

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich Placer receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich Placer retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich Placer will effectively receive approximately 43.75%, CGL will effectively receive 6% (12% of Goldrich Placer’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich Placer’s 50% of GNP = 0.25%) of any distributions produced by GNP. As of December 31, 2017 and September 30, 2018, an amount of $35,794 has been accrued for this 12.5% and is included in accrued liabilities.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED:

2.

Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized. At December 31, 2107 and at September 30, 2018, $95,239 of Loan3 remains unpaid.

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

Substantially all required allocations and distributions are made no later than October 31st of each year. At the time of distribution and the proceeds are identifiable and the likelihood of collection is determined, the Company recognizes joint venture revenue. As of November 19, 2018, a dissolution of the JV is likely, and no distributions under item 2 above for the production season have either been calculated or made. NyacAU has challenged its responsibility to declare or pay any distributions of this type due to the pending dissolution of the JV. The Company has refuted the challenge. The arbitration panel has communicated that the ruling on these issues is deferred until issuance of the Interim Award.

The Company and NyacAU are currently in arbitration. The Company challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a mediation that was unsuccessful in reaching an agreement. As a result, the Company filed for arbitration before a panel of three independent arbitrators to address these items. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of November 19, 2018; no assurance can be given that the arbitration will be successful and the financial statements contain no adjustment for the outcome of the arbitration. The arbitration is proceeding on the basis that GNP will be dissolved. During the three-month period ended September 30, 2018, we made certain reclassifications from professional services expense, general and administrative expense and office supplies expense into GNP arbitration expense. The Company incurred $871,324, $1,600,687 and $40,000 in arbitration expenses during the three and nine-month period ended September 30, 2018 and year ended December 31, 2017, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.

JOINT VENTURE, CONTINUED:

In addition, GNP was required to meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year is determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 are 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017 and 2018 must substantially be paid by October 31, 2018. The value of the combined 2016, 2017 and 2018 Minimum Production Requirements has been calculated at $4,428,000 using the price of gold at $1,230 per ounce at September 30, 2018. However, no receivable has been recorded for this amount due to the failure of the JV to meet the Minimum Production Requirements by October 2018, which will force the dissolution of the JV and makes the collection of this amount unlikely. NyacAU, the managing partner of GNP, has announced its intended dissolution of the GNP Joint Venture. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at November 19, 2018.

4.

RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through September 30, 2018, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Nine months ended 9/30/18	Year ended 12/31/17
Beginning Balance	$192,500	$127,500
Deferred During Period	135,000	180,000
Cash Paid During Period	(57,500)	(115,000)
Ending Balance	$270,000	$192,500

CFO	Nine months ended 9/30/18	Year ended 12/31/17
Beginning Balance	$35,202	$35,093
Deferred During Period	58,938	46,145
Cash Paid During Period	(29,515)	(46,036)
Ending Balance	$64,625	$35,202

During the nine months ended September 30, 2018 the Company also awarded 1,850,000 shares of common stock to officers and director as compensation. The value of the shares awarded was $64,566 based upon the quoted value of the stock at the time of the grant.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

5.

NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2017, the Company received the first tranche of Notes payable for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a major shareholder and director. The note agreement has been amended to accommodate total net proceeds of up, first to $2,750,000 and then to $3,250,000 subsequent to September 30, 2018. During the nine months ended September 30, 2018, the Company received the second tranche of the notes and recorded a liability of $1,100,000, discounted at 5%, or $55,000, resulting in net proceeds of $1,045,000, of which $845,000 was from a related party.

At September 30, 2018, the Company had outstanding Notes payable – related party of $1,942,105 less remaining unamortized discounts of $69,302 for a net liability of $1,872,803. At December 31, 2017, the Company had outstanding Notes payable – related party of $1,052,632 less remaining unamortized discounts of $164,749 for a net liability of $887,883.

The senior secured notes mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 15,197,356 five-year Class T warrants have been issued to the lenders, including 10,196,047 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through September 30, 2023. During the nine months ended September 30, 2018 the Company issued 5,774,997 warrants in connection with the notes payable. The warrants were valued at $151,145 and had an allocated fair value of $126,010. The Company paid finder fees totaling $30,000 to related party entities, and incurred $46,520 of other finance and placement costs. Interest of $102,436 and $243,400 was expensed during the three and nine month periods ended September 30, 2018, respectively, of which $137,991 is accrued at September 30, 2018 and is included in accounts payable and accrued liabilities. Interest due at September 30, 2018 was timely paid. As of November 19, 2018, the senior secured notes have not been paid, and the note holders have indicated willingness to work with the Company to extend the due date.

The total fair value of the warrants was estimated on the issue dates at $344,523 using the following weighted average assumptions:

12/31/2017 through 09/13/2018
Market price of common stock on date of issuance	$0.025 - $0.035
Risk-free interest rate	2.26% - 2.94%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	156.6% - 162.4%

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

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. See Note 3 Joint Venture. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, the Company will issue 5.25 Class T warrants, not to exceed warrants representing the Company’s maximum authorized shares available, for each dollar loaned under this agreement.

At September 30, 2018, the Company had outstanding notes payable of $952,633 less remaining unamortized discounts of $940 for a net liability of $951,693. At December 31, 2017, the Company had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

6.

NOTES PAYABLE IN GOLD, CONTINUED:

For the nine months ended September 30, 2018, using a forward gold price of $1,230, the Company recognized a change in fair value of $4,322 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At September 30, 2018 and December 31, 2017, the Company had outstanding total notes payable in gold of $328,017 and $355,950, respectively, representing 266.788 ounces of fine gold deliverable at November 30, 2018.

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

The Company and NyacAU are currently in arbitration. The Company challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a mediation that was unsuccessful in reaching an agreement. As a result, the Company filed for arbitration before a panel of three independent arbitrators to address these items.

A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of November 19, 2018; no assurance can be given that the arbitration will be successful.

In addition, GNP was required to meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year was determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017 and 2018 was 1,100, 1,200 and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017 and 2018 were required to be substantially paid by October 31, 2018. GNP did not meet the Minimum Production Requirements by October 31, 2018 which will cause the dissolution of the JV. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at November 19, 2018.

The Company is required to make accruals for estimated reclamation costs for exploration and mining activities it undertakes. The Company has made sufficient accruals to cover such estimates, including an agreed reclamation cost of approximately $49,000 that may be paid to the JV partner under the arbitration ruling. These costs are related to the JV’s expenses incurred for remediation of the Company’s reclamation issues occurring prior to the JV’s activities. Reclamation obligations and accruals for the JV activities are the responsibility of the JV.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

8.

SUBSEQUENT EVENTS

On October 5, 2018, the Company closed on additional borrowings for net proceeds of $150,000 under the Senior Secured Notes previously announced on February 13, 2018, bringing the net proceeds of the Notes to $2,900,000. The Note has been increased to accommodate total net proceeds of up to $3,250,000. Of the additional net proceeds, a total of $150,000 was received from a major shareholder and director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2018. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in recent years.

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

On October 9, 2018, we announced GNP’s production results for the 2018 mining season. Production at the Chandalar mine began on May 31, 2018. Total mine production was approximately 20,900 ounces of raw placer gold, equivalent to approximately 17,100 ounces of fine gold. This compares to approximately 12,340 oz. of fine gold in 2017, 8,227 fine oz. in 2016 and approximately 3,857 oz. of fine gold in 2015.

GNP showed a profit of $2,410,873 and $683,765 in 2017 and 2016, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved. Total profit for 2018 will be calculated at the end of the calendar year. All costs up to commercial production (as defined in the joint venture agreement) were required to be funded by NyacAU and will be paid back from cash flow from gold production (as defined in the joint venture agreement).

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

Chandalar Mine

Intended Dissolution of the GNP Joint Venture:

On August 20, 2018, we announced the intended dissolution of the GNP joint venture. According to the terms of the joint venture operating agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. The Minimum Production Requirement for each year was determined based on the spot price of gold on December 1 of the preceding year.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2018 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $456,475 for interest, $328,017 for payment of the gold notes, $1,872,803 for payment of notes payable to related party, and $951,693 for the payment of a senior secured loans over the next 12 months as of September 30, 2018. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate $1.8 million in costs for arbitration but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operation.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us and unfavorable rulings could have a significant negative impact on our cash flows. We have filed for arbitration before a panel of 3 independent arbitrators to address each of the disputed claims. A successful arbitration may result in significant increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of the date of this report; no assurance can be given that the arbitration will be successful.

Failure in receiving distributions under our damage claims at arbitration or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements and in our annual report as filed on Form 10-K for 2017. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at November 19, 2018.

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

During the nine-month period ended September 30, 2018, we completed financings of $1,045,587, compared to $453,000 net cash for note financings and placements of our securities during the nine-month period ended September 30, 2017. Subsequent to the close of the September 30, 2018 quarter, we borrowed an additional

$150,000 of notes payable, bringing the total notes payable obligation as of November 19, 2018, to $2,900,000 which are due October 31, 2018. If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold due November 2018, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At September 30, 2018, we had outstanding total notes payable in gold of $328,017, representing 266.789 ounces of fine gold deliverable at November 30, 2018.

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

On October 9, 2018, we announced GNP’s production results for the 2018 mining season. Production at the Chandalar mine began on May 31, 2018. Total 2018 mine production was approximately 20,900 ounces of raw placer gold, equivalent to approximately 17,100 ounces of fine gold. This compares to approximately 12,340 oz. of fine gold in 2017, approximately 8,227 fine oz. in 2016 and approximately 3,857 oz. of fine gold in 2015.

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

Results of Operations

On September 30, 2018 we had total liabilities of $5,267,695 and total assets of $1,168,807. This compares to total liabilities of $2,889,259 and total assets of $1,477,386 on December 31, 2017. As of September 30, 2018, our liabilities consist of $394,434 for remediation and asset retirement obligations, $328,017 of notes payable in gold, $1,872,803 of notes payable to a related party, $951,693 of notes payable, $1,089,905 of trade payables and accrued liabilities, $157,828 of accrued interest payable, $442,397 due to related parties, and $30,618 for dividends payable. Of these liabilities, $4,873,261 is due within 12 months. The increase in liabilities compared to December 31, 2017 is due to an increase in notes payable, trade and related party payables, and amortization of the discount and warrants of the notes payable. The decrease in total assets was due to a decrease in cash due to significant professional fees and expenses related to the arbitration, offset by an increase in prepaid expenses during the nine months ended September 30, 2018. We incurred $871,324, $1,600,687 and $40,000 in arbitration expenses during the three and nine-month periods ended September 30, 2018 and year ended December 31, 2017, respectively.

On September 30, 2018, we had negative working capital of $4,575,375 and a stockholders’ deficit of $4,098,888 compared to negative working capital of $1,902,856 and stockholders’ deficit of $1,411,873 for the year ended December 31, 2017. Working capital decreased during the nine months ended September 30, 2018 due to significant short term borrowing under the notes payable, and accruals of accounts and trade payables that exceeded payments made against those same types of liabilities. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2018, offset by increases in Common stock and Additional paid in capital for shares issued to satisfy certain related party and professional fee liabilities.

During the nine months ended September 30, 2018, we used cash from operating activities of $1,503,442 compared to $476,782 for the nine months ended September 30, 2017. Net losses increased year over year due largely to professional services, management and general and administrative costs in relation to the arbitration, with all other expense categories being relatively stable compared to the same period of 2017.  Net operating losses were $3,018,888 and $728,386 for the nine months ended September 30, 2018 and 2017, respectively, including depreciation of $4,464 and $10,288 for the respective periods.

During the nine months ended September 30, 2018, and 2017 respectively, we used no cash in investing activities.

During the nine months ended September 30, 2018, cash of $1,045,587 was provided by financing activities, compared to cash of $453,000 provided during the same period of 2017. Cash was provided by borrowings under notes payable for both periods presented, with an additional $103,000 provided by issuance of preferred Stock and warrants during the nine months ended September 30, 2017.

Private Placement Offerings

Notes Payable

On February 13, 2018, we announced a senior secured notes financing for a possible total net proceeds of $2,200,000. During the year ended December 31, 2017, we received the first tranche of the notes for gross proceeds of $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a related party. The note has been increased to accommodate total net proceeds of up to $3,250,000. During the nine months ended September 30, 2018, we received additional tranches of the notes for gross proceeds of $1,100,000, discounted at 5%, or $55,000, resulting in net proceeds of $1,045,000, of which $845,000 was from a related party.

The secured senior notes matured on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 15,197,356 five-year Class T warrants were issued to the lenders. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through June 18, 2023. We paid finder fees totaling $30,000 to related party entities. Interest of $102,436 and $243,400 was expensed during the three and nine-month periods ended September 30, 2018, of which $137,991 is accrued at September 30, 2018 and is included in accounts payable and accrued liabilities. Interest due at September 30, 2018 was timely paid. Interest due at October 31, 2018 has not yet been paid as of November 19, 2018

The senior secured notes are secured by distributions from the GNP joint venture. The notes rank junior to:

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

The total fair value of the warrants was estimated on the issue dates at $344,523 using the following weighted average assumptions:

12/31/2017 through 09/13/2018
Market price of common stock on date of issuance	$0.025 - $0.035
Risk-free interest rate	2.26% - 2.94%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	156.6% - 162.4%

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

At September 30, 2018, we had outstanding notes payable of $952,633 less remaining unamortized discounts of $940 for a net liability of $951,693. At December 31, 2017, the Company had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107.

At September 30, 2018, we had outstanding Notes payable – related party of $1,942,105 less remaining unamortized discounts of $69,302 for a net liability of $1,872,803. At December 31, 2017, the Company had outstanding Notes payable – related party of $1,052,632 less remaining unamortized discounts of $164,749 for a net liability of $887,883.

Notes Payable in Gold

During 2013, we issued notes in principal amounts totaling $820,000, less a discount of $205,000, for proceeds of $615,000. Under the terms of the notes, we agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

On November 30th of each year from 2014 through 2017, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold was alleviated each year by agreements with the note holders to extend the delivery dates. The last amendment of the note extended the delivery date of gold to November 30, 2018 with the following terms:

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

For the nine months ended September 30, 2018, using a forward gold price of $1,230, we recognized a change in fair value of $4,322 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At September 30, 2018, we had outstanding total notes payable in gold of $328,017, representing 266.788 ounces of fine gold deliverable at November 30, 2018. Interest due at September 30, 2018 was timely paid.

Subsequent Events

On October 5, 2018, the Company closed on additional borrowings for net proceeds of $150,000 under the Senior Secured Notes previously announced on February 13, 2018, bringing the net proceeds of the Notes to $2,900,000. The Note has been increased to accommodate total net proceeds of up to $3,250,000. Of the additional net proceeds, a total of $150,000 was received from a major shareholder and director of the Company.

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2018, at our joint venture, GNP, we had three such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act. The two citations are currently under appeal.

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

Date:  November 19, 2018

GOLDRICH MINING COMPANY

By   /s/ William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2018

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer