Form 10-K
period 2018-12-31
GOLDRICH MINING CO
filed 2019-04-03
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 2,788,986 as of June 30, 2018

The number of shares of the Registrant’s Common Stock outstanding as of March 28, 2019 was 139,496,795.

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

December 31, 2018

PART I

9

ITEM 1. BUSINESS

9

ITEM 1A.  RISK FACTORS

17

ITEM 1B. UNRESOLVED STAFF COMMENTS

29

ITEM 2.  PROPERTIES

29

ITEM 3.  LEGAL PROCEEDINGS

41

ITEM 4. MINE SAFETY DISCLOSURES

42

PART II

43

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

43

ITEM 6.  SELECTED FINANCIAL DATA

45

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

45

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

53

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

97

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

•

risks related to unfavorable outcomes of the joint venture arbitration proceedings;

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

Cautionary Note to U.S. Investors: The United States Securities and Exchange Commission (“SEC”) Industry Guide 7 permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on our website and in our news releases and technical reports, such as “measured”, “indicated”, “inferred”, and “resources”, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure in our latest reports and registration statements filed with the SEC. You can review and obtain copies of these filings at http://www.sec.gov/edgar.shtml or from our website at www.goldrichmining.com. U.S. Investors are cautioned not to assume that any defined resources in these categories will ever be converted into SEC Guide 7 compliant reserves.

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

Concerning our placer operations, in 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. In 2013, an independent mining permit was received to expand the mining operation from 10 to approximately 350 acres. All costs up to commercial production (as defined in the joint venture agreement) were required to be funded by NyacAU and were to be paid back from cash flow from gold production (as defined in the joint venture agreement). Total production in 2018 was approximately 17,100 oz. of fine gold compared to approximately 12,300 oz. of fine gold in 2017, approximately 8,200 fine oz. in 2016 and approximately 3,600 oz. of fine gold in 2015. GNP showed a profit of $862,987 and $2,410,873 in 2018 and 2017, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved (see Joint Venture Agreement below for details of the GNP joint venture, arbitration activities and its pending dissolution).

During 2017, GNP completed a sonic drill program and drilled 231 holes totaling 14,271 feet. Goldrich is incorporating these drilling results into its own mining plan to be conducted after the GNP joint venture is dissolved.

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

Concerning hard-rock exploration, during the last several years, weak financial markets have been an important factor affecting the level of our exploration activities. We were unable to obtain sufficient finances for hard-rock drilling exploration in 2014 through 2018 but conducted an airborne radiometric and magnetic survey over the entire property. As the placer mine continues commercial production (by Goldrich or a third-party operator), we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

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

Total recorded gold extraction from the Chandalar property, as contained in our historical records, currently stands at approximately 129,100 ounces of fine gold, although actual historic extraction was probably much greater than the recorded extraction. Of this total, recorded lode gold extraction from high-grade gold-quartz vein-shear zone deposits is 8,351 ounces. Historical records in our files contain engineering reports showing the amount of remaining mineralized material in the lodes to be at least 17,646 tons at a grade of 1.50 ounces of gold per ton. These are not proven or probable ore reserves as defined in the SEC Industry Guide 7. Approximately 104,000 ounces of the total gold extraction came from placer deposits of which approximately 44,200 ounces were from gold extraction since 2009 from the Little Squaw Creek alluvial gold mine. Most of the remaining placer extraction was mined by lessees and derived from the Big Creek, Tobin Creek and Little Squaw Creek drainages.

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

During the 1970s and early 1980s the lode and placer properties were leased to various parties for exploration and gold extraction. The quartz lodes were last worked from 1970 to 1983, when about 8,192 ounces of fine gold were recovered from the milling of 11,884 tons, which averaged about one ounce of gold per ton. The material was extracted from surface and underground workings on three mineralized quartz veins lying mostly on our patented federal mining claims. Between 1979 and 1999, our lessees produced 15,735.5 ounces of raw gold (impure or unrefined gold, i.e. not pure or 1000 fine gold) from placer operations, which is equivalent to about 13,287 ounces of fine gold. We estimate that approximately another 1,400 ounces of raw gold were produced by a lessee between 2004 and 2009 that was not reported to us. All past extraction of raw gold on the property has been previously reported as being 848 fineness. Analyses from our recent extraction indicate that the gold produced averaged 844 fineness, or 84.45%, and contained 13.88% silver plus 1.68% impurities such as copper and iron.

During 1988, a consulting mining engineer was hired to compile historical information on the entire placer and lode gold district. His comprehensive report was completed in January 1990, and is available for review at our office. A few conclusions from that report are incorporated in this section.

In November of 1989, we entered into a ten-year mining lease, extendable at the time for an additional forty years, with Gold Dust Mines, Inc. for all our Chandalar placer mining interests located on the Big Creek, St. Mary's Creek, Little Squaw Creek, Big Squaw Creek, and Tobin Creek. The mining lease provided for annual advance lease payments of $22,500 plus a ten percent (10%) royalty of all raw (placer) gold extraction to be paid in kind. Twenty percent (20%) of the 10% royalty, two percent (2%) overall, were to be paid directly to the underlying royalty interest holders (i.e. Anderson Partnership), and was to consist of the coarsest and largest particles of all gold produced. Goldrich received the remaining eight percent (8%) of the gold royalty.

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

Also in 2007, we conducted a reverse circulation drilling program on the Little Squaw Creek drainage. A total of 15,304 feet were drilled. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent geological contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, evaluate ore, maintain drill sample security and report the results of their work.

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

During the last several years, weak financial markets have been an important factor affecting the level of our exploration activities and we were unable to obtain sufficient finances for major exploration programs in 2012 through 2018. Focus was therefore put on our placer deposit, where significant funds for development were available. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

Due to financial constraints, we have not performed significant exploration activities since 2015.  Activities at Chandalar constituted production years. During the years 2015 through 2018, the joint venture’s mining operations produced approximately 41,200 fine oz. of gold.

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

We currently have 2 full-time employees; our CEO and Controller. We had as many as 23 part-time employees and contractors during 2011, 5 part-time employees and contractors during 2012, and one employee at the mine site for logistics and other company activities during 2013, 2014, 2015, and 2017. In addition to the employees of Goldrich,

GNP had as many as 10 employees during 2012, 46 employees during 2013, 10 employees during 2014, 67 employees during 2015, 50 employees during 2016, 63 employees during 2017, and 61 employees in 2018.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a time table for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. The Alaska DEC has notified us that further sampling will need to be performed in and around the streambed from the mine site to the stream’s confluence into Chandalar Lake. At December 31, 2018, we have accrued a liability of $100,000 in our financial statements for sampling and remediation costs.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. During 2012, GNP completed certain corrective actions required by the ACE. In 2013, GNP received a new permit to expand the mine site from 10 to approximately 350 acres. The new mining permit provided an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. In addition, the permit also allowed for construction of a new airstrip. Processing plants used for the recovery of gold will use a recirculating closed-loop water system to minimize water usage and protect the environment.

Although GNP received a new permit to expand the mine, Goldrich was still required to remove a mine waste road built in 2010. Remediation activities were completed during 2015, and the Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty carries interest at the greater of prime plus 2% or 10% and will be repaid from Goldrich’s portion of production (as defined in the joint venture agreement). Goldrich will also have the exclusive right to purchase back the royalty at any time. The royalty will be extinguished upon payback of the loan or purchase by Goldrich. In 2016, Goldrich paid $67,580 towards interest accrued from this loan, and in 2017, Goldrich paid $64,009 towards interest and $154,761 towards the principal of the loan with its 10% membership distributions from production.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2018, we raised $1,460,000 net cash from senior secured notes payable to third-party and related-party persons, as described elsewhere. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

On October 10, 2013, we reported GNP had completed preparations for initial extraction and had extracted approximately 680 ounces of gold during the construction of the mine before closing out the 2013 season. There was no extraction during the 2014 season. On September 1, 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,600 ounces of gold before closing out the 2015 season. On January 18, 2017, we reported GNP had extracted approximately 10,209 oz. of alluvial gold (equivalent to 8,227 oz. of fine gold) before closing out the 2016 season. During 2017, GNP extracted approximately 14,991 oz. alluvial gold (equivalent to 12,340 oz. of fine gold) before closing out the 2017 season. During 2018, GNP extracted approximately 20,900 oz. alluvial gold (equivalent to 17,100 oz. of fine gold) before closing out the 2018 season. GNP is being dissolved in 2019, and we are making our best efforts to raise sufficient capital to continue profitably operating the mine beginning in 2020. We do not anticipate gold production in 2019. As of March 29, 2019, the current plant had been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolving GNP operations with commensurate gold production by us or a qualified third-party operator, we cannot assure you that similar results will be accomplished in future years. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. For more information see Joint Venture Agreement below.

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

•

$3,779,949 for the year ended December 31, 2018;

•

$965,457 for the year ended December 31, 2017;

•

$733,298 for the year ended December 31, 2016; and

•

$1,953,383 for the year ended December 31, 2014

We had an accumulated deficit of approximately $32.9 million as of December 31, 2018. We expect to continue to incur losses unless and until such time as the Little Squaw Mine or one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold and senior unsecured note, which may result in us losing some of our rights to gold distributions under our joint venture and may adversely affect our assets, results of operations and future prospects.

At December 31, 2018, a portion of the Company’s notes payable in gold outstanding, with a net liability of $342,157, obligate the Company to deliver 266.788 ounces of fine gold by November 30, 2018, subsequently amended to extend delivery to March 31, 2019. The Company is not in default on these notes. These notes are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or from subsequent gold mining operations. At December 31, 2018, we owed senior notes to related parties totaling $2,378,947 and outstanding notes payable to unrelated parties of $952,634, each with a maturity date of October 31, 2018, and since extended to March 31, 2019. These notes are secured against our right to future distributions by our joint venture with NyacAU or from subsequent gold mining operations.

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

We have no proven or probable reserves on our Chandalar property.

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

In 2012, we entered into a joint venture agreement with an independent third party under which the joint venture partner was required to invest cash to bring the alluvial deposits into production (as defined in the joint venture agreement). The joint venture extracted approximately 680 ounces of gold during the 2013 mine construction period. In 2015, we reported GNP had completed its new mine and plant and had extracted approximately 3,857 ounces of gold before closing out the 2015 season. The joint venture reported mining results for the 2016 season, extracting

8,227 ounces of fine gold. The joint venture reported mining results for the 2017 season, extracting 12,340 ounces of fine gold. The joint venture reported mining results for the 2018 season, extracting 17,100 ounces of fine gold.  We do not anticipate gold production in 2019. As of March 29, 2019, the current plant had been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolving GNP operations with commensurate gold production by us or a qualified third-party operator, we cannot assure you that similar results will be accomplished in future years.

At this time, due to the risks and uncertainties described in this section, we cannot assure you that extraction activities in the future will generate revenues, profits or cash flow to us.

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

In 2012, we exercised diligence in selecting a qualified and experienced JV partner, and entered into a JV agreement with an independent mining company for extraction of alluvial gold from certain claims owned by us. Under the JV agreement, we delegated control (in whole or in part) over such matters as management, operations and funding responsibilities to our JV partner. As a result, we did not have control of many key variables of the JV, including such matters as management, mining plan, personnel, equipment and systems. Due to the JV’s failure to meet the Minimum Production Requirement defined in the Operating Agreement, the JV is being dissolved. For more information, see Joint Venture Agreement below.

We have entered into arbitration with our joint venture partner.

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The outcome of the arbitration is not yet determined. The arbitration hearings occurred during July by deposition and August 2018 before a three-person panel in Anchorage, AK. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel.

As of March 29, 2019, the arbitration panel had not yet ruled on the ownership of the assets used by GNP, but the panel allowed the current plant and some of the equipment used by GNP to be demobilized from the mine site.

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

If we decide to exploit our Chandalar property and build a large gold mining operation based on existing or additional deposits of gold mineralization that may be discovered and proven, we plan to process the resource using technology that has been demonstrated to be commercially effective at other geologically similar gold deposits elsewhere in the world. These techniques may not be as efficient or economical as we project, and we may never achieve profitability.

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

The market price of our common stock has ranged from a high of $0.04 and a low of $0.02 during the twelve-month period ended December 31, 2018. The market price for our common stock closed at $0.02 on December 29, 2018, the last trading day of 2018. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies.

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

As of December 31, 2018, we had 139,573,798 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•

1,825,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2018;

•

32,190,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2018; and

•

76,364,013 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2018.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 110,379,488 shares of common stock, and our issued and outstanding share capital would increase to 249,953,286 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2018, ranged between a high of $0.04 and a low of $0.02, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT
Pros-vein names 12-28-10.cdr

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Exploration Programs and Mining Activities

We maintain an extensive file of the prospecting and exploration of the Chandalar Mining district, cataloging documents dated as early as 1904. Most of the previous work was by mining companies and individuals who were focused on mining the gold placers and quartz veins but who conducted little organized geologically based exploration. Even less attention was given beyond existing vein exposures. There is no reliable accounting of the exploration expenditures over the entire hundred-year period; however, since we (new management) acquired the Company in 2003, approximately $51.52 million of qualifying assessment work has been accomplished (excludes infrastructure, capital equipment, transport cost, and office support). In addition to work performed in the 2011 field season noted below, we completed two drill programs, a 7,763-foot reverse circulation, 39-hole reconnaissance-level lode exploration drill program in 2006 and a 15,304-foot, 107-hole reverse circulation placer evaluation drill program in 2007. We also accomplished local mapping of about 40 identified prospect areas; collection and geochemical analyses of approximately 1,400 soil, 1,400 rock, 70 stream sediment and 11 water samples, and preparation of anomaly maps; a trenching program of 45 trenches consisting of 5,937 feet, of which 4,954 feet was exposed bedrock, and collection of about 550 trench-wall channel samples; ground magnetometer survey grids of 15 prospect areas, and survey lines totaling 28 miles. We have collected and assayed a total of 3,431 surface samples at Chandalar. In addition, approximately 4,500 drill samples have been analyzed.

The Chandalar district has a history of prior extraction, but there has been no significant recurrent extraction over the years. Our 2007 exploration work discovered and partially drilled out a large placer gold deposit in the Little Squaw Creek drainage. In 2009, we opened the Little Squaw Creek Gold Mine as a test project. Favorable results led to the expansion of the mine in 2010. Total extraction from 2009 to 2018 was approximately 44,200 ounces of fine gold. This deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

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

Beginning with the 2009 placer gold test mining operation on Little Squaw Creek, we started to execute on the recommended plan in Mr. Barker’s April 15, 2009 technical report. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. The work also resulted in the generation of an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. The proposed drill program would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained in the report Interpretation of Exploratory Findings at Chandalar. We anticipate this proposed drilling plan would require a stand-alone (not integrated with the placer gold mine) budget of approximately $1.5 to $2.0 million dollars.

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

We completed our 2011 diamond core drilling campaign at Chandalar, Alaska along with a property-wide, grid-based soil sampling and a detailed airborne magnetometer survey. We completed a 25-hole, 4,404-meter (14,444-foot) exploratory program, using HQ size core, tested six prospect areas located along a 4-km (2.5-mile) long northeast trending belt of gold showings. The drilling contractor completed the last hole on September 30, 2011.

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

2015 Through 2018 Mining Activities:

For the years 2015 through 2018, the GNP joint venture mined the placer gold deposit on Little Squaw Creek, commonly called the Little Squaw Mine. Total production in 2018 was approximately 17,100 oz. of fine gold compared to approximately 12,300 oz. of fine gold in 2017, approximately 8,200 fine oz. in 2016 and approximately 3,600 oz. of fine gold in 2015. GNP showed a profit of $862,987 and $2,410,873 in 2018 and 2017, respectively; however, these amounts may change subject to the results of the arbitration in which Goldrich and NyacAU are currently involved (see Joint Venture Agreement below for details of the GNP joint venture, arbitration activities and its pending dissolution).

During 2017, GNP completed a sonic drill program and drilled 231 holes totaling 14,271 feet. Goldrich is incorporating these drilling results into its own mining plan for 2019 and beyond, to be conducted after the GNP joint venture is dissolved.

2019 Mining Activities

GNP will be dissolved and is in the process of removing heavy equipment and the wash plant on a winter trail through mid-April 2019. We do not anticipate gold production in 2019. The 2019 year will be used to formulate a mine plan, obtain the necessary mining permits, rehabilitate the mine, remove overburden, and prepare according to the plan to resume production in 2020. These plans are contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

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

Joint Venture Agreement

On May 7, 2012, we entered into a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring our Chandalar placer gold properties into production as defined in the joint venture agreement. In each case as used herein in reference to the JV, ‘production’ is as defined by the JV agreement. As part of the agreement, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. We have no significant control or influence over the JV, and therefore account for our investment using the cost method.

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

4.

Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the JV may fund Reserves in an amount that is consistent with the annual budget.

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

Substantially all required allocations and distributions are required to be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members. As of December 31, 2018, dissolution of the JV is likely, and distributions under item 2 above for the production season have been calculated using the same methodology as prior years’ distributions, although NyacAU has challenged its responsibility to declare or pay any distributions of this type due to the pending dissolution of the JV. The Company has refuted the challenge (see Arbitration).

On June 23, 2015, we raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows we receive in the future from our interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. We retained our ownership of our 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, we will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities. No amount has been accrued for the 2018 distribution due to uncertainties relating to realization of distributions from NyacAU (see Arbitration).

At the conclusion of 2017, we were allocated a distribution of $218,770, under #2 above. In accordance with terms of the Operating Agreement, we had the distribution applied toward Loan3. In 2012, the joint venture purchased, on our behalf, a 2% royalty interest, payable on all production from certain of our mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, is carried at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to us as defined in the Operating Agreement, prior to any distributions in cash to us. At December 31, 2018 and 2017, the balance due on Loan3 is $95,239.

Arbitration

In December 2017, we filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, we participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items.

In accordance with ASC 450, Contingencies (“ASC 450”), we account for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are in progress and no assurance can be given that the arbitration will result in a successful outcome for us. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. Due to uncertainties relating to the pending outcome, the financial statements contain no adjustments for the final results of the arbitration. The arbitration is proceeding on the basis that GNP will be dissolved.

During the year ended December 31, 2018, management made certain reclassifications from professional services expense, general and administrative expense and other line items on previously reported Consolidated Statements of Operations captions into Arbitration costs. We incurred $1,835,382 and $75,000 in arbitration expenses during the years ended December 31, 2018 and December 31, 2017, respectively.

In addition, GNP was required to meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year was determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017, and 2018 were 1,100, 1,200, and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU. The Minimum Production Requirements for 2016, 2017, and 2018 were to be substantially paid by October 31, 2018. The value of the combined 2016, 2017 and 2018 Minimum Production Requirements has been calculated at $4,428,000 using the price of gold at $1,230 per ounce at September 30, 2018. GNP did not meet the Minimum Production Requirements. Due to the JV’s failure to meet the Minimum Production Requirement defined in the Operating Agreement, the JV is being dissolved. No financial statement adjustment has been recorded for the failure of the JV to meet the Minimum Production Requirements due to the uncertainties related to the outcome of the currently pending arbitration.

NyacAU is entitled to a recorded security interest in all placer gold extraction from our claims as collateral for repayment of fifty percent (50%) of LOC1 and one hundred percent (100%) of Loan3.

Planned 2019 Exploration and Mining Activities

In 2019, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property. We will once again undertake such activities if and when our financial situation permits.

At the date of the report, the arbitration panel has not yet issued its Interim Award. That award will determine such matters as ownership of the mining permit, ownership of mining equipment used by GNP, treatment of certain accounting practices employed by the manager of the JV, which may significantly affect the distributions due to us, and several other matters. Due to the timing of the issuance of the Award, management has been precluded from making meaningful progress in obtaining financing, equipment, personnel, permit authority or other infrastructure requirements to conduct production activities Chandalar in 2019.

The timing of the issuance of the Award and lack of sufficient financings have also precluded us from scheduling a winter trail to transport additional equipment and supplies to the Chandalar property, which must be completed prior to mid-April 2019. We believe we will be able to obtain financing for purchase of equipment, whether the equipment previously used by GNP or purchased from third parties, in order to bring the mine back into production in 2020 and beyond.  The 2019 year will be used to formulate a mine plan, obtain the necessary mining permits, rehabilitate the mine, remove overburden, and prepare according to the plan to resume production in 2020. These plans are contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

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

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The arbitration occurred during July and August 2018 in Anchorage, Alaska before a three-member panel. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel. We are awaiting the outcome of the arbitration that would come in the form of an Interim Award from the panel.

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

Fiscal Year	High Closing	Low Closing
2018
First Quarter	$0.04	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.02	$0.03
2017
First Quarter	$0.04	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.02 on March 28, 2019. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of March 28, 2019 there were 2,948 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

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

•

Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $537,228 as of December 31, 2018. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to a total of 10% of the outstanding common shares, or 9,550,672 shares. At December 31, 2018, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	1,825,000	$0.20	1,600,672
Equity compensation plans not approved by security holders	0	0	0
Total	1,825,000	$0.20	1,600,672

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

Issuer Purchase of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2018.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012, 2013, 2016, 2017 and 2018. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

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

The placer gold production by GNP increased each year from 2015 through 2018, trending toward production figures that were anticipated by the Preliminary Economic Assessment authored by qualified geologists for us. Ultimately the production numbers attained over those years fell short of the Minimum Production Requirements required in the Operating Agreement, and as a result, the JV is being dissolved.

Chandalar Mine

During 2017, the plant ran from the middle of May and continued through the end of September. A total of approximately 14,991 ounces of alluvial gold, equivalent to 12,340 ounces of fine gold, were extracted. Total revenue was $15.56 million and total production represents an increase of 47% over the 2016 mining season.

During 2018, the plant ran from approximately May 31, 2018 through September 21, 2018. A total of approximately 20,900 ounces of alluvial gold, equivalent to 17,100 ounces of fine gold, were extracted. Total revenue was approximately $21 million and total production represents an increase of 39% over the 2017 mining season. This compares to production in previous years as follows:

Year	Ounces of Placer Gold	Ounces of Fine Gold
2015	4,400	3,900
2016	10,200	8,200
2017	15,000	12,300
2018	20,900	17,100

The 2018 production season ran from approximately May 31, 2018 through September 21, 2018. The normal production season is approximately from June through mid-September, subject to weather.

Intended Dissolution of the GNP Joint Venture:

On August 20, 2018, we announced the intended dissolution of the GNP joint venture. According to the terms of the joint venture operating agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2018 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $456,475 for interest, $342,157 for payment of the gold notes, $2,378,947 for payment of notes payable to related party, and $952,634 for the payment of senior secured loans over the next 12 months as of December 31, 2018. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us and unfavorable rulings could have a significant negative impact on our cash flows. We have filed for arbitration before a panel of three independent arbitrators to address each of the disputed claims. A successful arbitration may result in significant increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. The arbitration proceedings are in progress as of the date of this report; no assurance can be given that the arbitration will be successful.

Failure in receiving distributions under our damage claims at arbitration or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements included as part of this annual report as filed on Form 10-K for 2018. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

During the year ended December 31, 2018, we completed financings of $1,460,000, compared to $1,808,000 net cash for note financings and placements of our securities during the year ended December 31, 2017. Subsequent to the close of the December 31, 2018 year, we borrowed an additional $84,980 of notes payable, bringing the total notes payable obligation as of March 26, 2019, to $3,249,980, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $855,000 were subsequently amended to extend the due date to February 28, 2019. To date, the notes payable have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently extended to March 31, 2019, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At December 31, 2018, we had outstanding total notes payable in gold of $342,157, representing 266.789 ounces of fine gold deliverable at February 28, 2019. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich intends to also seek a listing of its shares on a recognized stock exchange in Canada in addition to its listing on the OTCBB in the United States.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2018 we had total liabilities of $5,912,698 and total assets of $1,083,521. This compares to total liabilities of $2,889,259 and total assets of $1,477,386 on December 31, 2017. As of December 31, 2018, our liabilities consist of $447,778 for remediation and asset retirement obligations, $342,157 of notes payable in gold, $2,378,947 of notes payable to related parties, $952,634 of notes payable, $1,052,520 of trade payables and accrued liabilities, $457,727 due to related parties, $205,570 of interest payable to related parties, $44,747 of interest payable,  and $30,618 for dividends payable. Of these liabilities, $5,464,920 are due within 12 months. The increase in liabilities compared to December 31, 2017 is largely due to the senior notes payable that came due in October 2018. In addition, notes payable in gold decreased as a result of recognition of a gain on extinguishment of debt as driven by a decrease in gold prices during 2018, which decreased the valuation of gold ounces to be delivered under the contracts. The decrease in total assets was due to a decrease in cash and a decrease in property and equipment as a result of depreciation expense for the year ended December 31, 2018.

On December 31, 2018 we had negative working capital of $5,251,940 and a stockholders’ deficit of $4,829,177 compared to negative working capital of $1,902,856 and a stockholders’ deficit of $1,411,873 for the year ended December 31, 2017. Working capital decreased because of increased deferred compensation to the Company’s officers as well as certain long-term liabilities are coming due within the next 12 months and now classified as current liabilities.

During 2018, we used cash from operating activities of $1,869,033 compared to $954,574 for 2017. Net loss of $3,779,949 for 2018 compared to net loss of $954,574 for 2017. In 2018, we recognized a distribution from the JV of $nil, compared to a distribution in 2017 of $228,770. At the end of 2018, we have accumulated approximately $40.5 million and $39.3 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2020 through 2037. The $228,770 JV distribution was applied towards the Jumbo Basin Corporation royalty purchased by the JV in August of 2012, together with associated accrued interest. We have the ability to purchase the royalty from the JV if we so choose. We have not decided to exercise the purchase of this royalty yet.

During 2018 and 2017, no cash was used or provided from investing activities.

During 2018, cash of $1,460,000 was provided by financing activities, compared to cash of $1,410,705 provided during the year ended December 31, 2017. For the year ended December 31, 2018, cash of $1,260,000 was provided from notes payable related party, net of offering costs and $200,000 from notes payable, net of offering costs. This compares to cash of $1,705,000 was provided from notes payable, net of offering costs, $300,000 was used to satisfy a note payable and $97,295 was used to satisfy a portion of notes payable in gold in 2017.

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

Notes Payable & Notes Payable – Related Party

During the year ended December 31, 2017, we received the first tranche of Notes payable for $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a major shareholder and director. The note agreement has been amended to accommodate total net proceeds of first up to $2,750,000 and then up to $3,250,000. During the year ended December 31, 2018, we received the second tranche of the notes payable for $1,536,842, discounted at 5%, or $76,842, resulting in net proceeds of $1,460,000, of which $1,260,000 was from a related party.

At December 31, 2018, we had outstanding Notes payable of $952,634, with all discounts being amortized. At December 31, 2017, we had outstanding Notes payable of $742,105, less remaining unamortized discounts of $115,998 for a net liability of $626,107.

At December 31, 2018, we had outstanding Notes payable – related party of $2,378,947, with all discounts being amortized. At December 31, 2017, we had outstanding Notes payable – related party of $1,052,632, less remaining unamortized discounts of $164,749 for a net liability of $887,883.

The senior secured notes were scheduled to mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 17,490,776 five-year Class T warrants have been issued to the lenders, including 12,489,467 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 24, 2023. During the year ended December 31, 2018 we issued 8,068,417 warrants in connection with the notes payable. The warrants were valued at $197,593 and had an allocated relative fair value of $165,857.

During the years ended December 31, 2018 and December 31, 2017, we paid finder fees totaling $6,000 and $nil to related party entities, and incurred $25,520 and $21,000 of other finance and placement costs respectively. Interest of $356,555 was expensed during the year ended December 31, 2018, of which $230,491 is accrued at December 31, 2018 and is included in Interest payable and Interest payable – related parties. Interest due at December 31, 2018 was timely paid. To date, the senior secured notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with us to extend the due date.

The total fair value of the warrants was estimated on the issue dates at $165,857 and $218,513 for 2018 and 2017, respectively using the following weighted average assumptions:

	December 31, 2018	December 31, 2017
Market price of common stock on date of issuance	$0.02 - $0.035	$0.03
Risk-free interest rate	2.26% - 3.07%	2.26%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	155.5% - 162.4%	162.4%

The senior secured notes are secured by distributions from the GNP joint venture. The notes rank junior to:

(i)

Any GNP Distributions that are only deemed to be made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then withheld pursuant to Section 10.1 of the GNP Operating Agreement; and

(ii)

Any GNP Distributions that are made by GNP to Goldrich Placer pursuant to the GNP Operating Agreement but are then withheld to pay Loan 3 and 2012 reclamation expenses; and

(iii)

Any GNP Distributions that are made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then used to pay legal fees relating to mediation/arbitration concerning distributions due to Goldrich Placer from GNP; and

(iv)

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

Repayment of all amounts owed under the notes are guaranteed by Goldrich Placer, which in turn owns a 50% interest in Goldrich NyacAU Placer LLC. The notes contain standard default provisions, including failure to pay interest and principal when due. Under the terms of the notes, any additional loans will be issued at a 5% discount and, for each loan, we will issue 5.25 Class T warrants, not to exceed warrants representing our maximum authorized shares available, for each dollar loaned under this agreement.

At December 31, 2018, we had outstanding notes payable of $952,634. At December 31, 2017, we had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107. Subsequent to December 31, 2018, we received an additional $84,980, net of discount, for an additional liability of $89,453, of which $70,980 is to a related party.

Notes Payable in Gold

During 2013, we issued notes payable in gold totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, we agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

On November 30, 2017, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

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

On November 30, 2018, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following terms:

•

In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, is hereby amended to be no later than February 28, 2019.

•

Subsequent to November 30, 2018, we agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity (calculated as described in section 4 below) at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity. Interest shall be non-compounding, provided however, that any interest no paid in full by any required Interest Payment Date, shall be added to the principal amount of the value of the Fourth Delayed Delivery Required Quantity and shall be subject to interest at the Interest Rate until such late interest payment is made in full.

•

All interest due and payable shall be paid in cash to the Purchaser at the bank account designated by the Purchaser.

•

Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity shall be reset on December 1, 2018 and shall be equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the greater of either: (a) the Delivery Date Index Price (as defined in the Contract) on November 30, 2017: (b) the Delivery Date Index Price (as defined in the Contract) on November 30, 2018; or (c) the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter. The Original Purchase Price was the lesser of either (i) $1350 per ounce of fine gold or (ii) a 24% discount to the Initial Index Price (as defined in the Contract).

•

If the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, is less than the Original Purchase Price, an Additional Adjusted Required Amount, equal to the Fourth Delayed Delivery Required Quantity multiplied by a ration, consisting of the Original Purchase Price as the numerator and the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, as the denominator, less the Fourth Delayed Delivery Required Quantity, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

For the year ended December 31, 2018, using a forward gold price of $1,283, we recognized a change in fair value of $13,793 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At December 31, 2018 and December 31, 2017, we had outstanding total notes payable in gold of $342,157 and $355,950, respectively, representing 266.788 ounces of fine gold deliverable at November 30, 2018.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, we were unable to make payment to the holders of the notes payable in gold. Each holder entered into an amendment to extend the payment of the notes to February 28, 2019.

Subsequent Events

Subsequent to the year ended December 31, 2018, we received additional notes payable from a related party of $70,980, net of discount and additional notes payable of $14,000 net of discount.

We are currently in negotiations with the holders of the senior secured notes as well as the holders of the notes payable in gold to amend the terms of the notes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets, December 31, 2018 and 2017	55
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	56
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017	57
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	58
Notes to the Consolidated Financial Statements	59-78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 29, 2019

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2018 and 2017
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 77,178	$ 486,211
Prepaid expenses	122,131	88,002
Other current assets	13,671	27,788
Total current assets	212,980	602,001

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	2,025	6,869
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	870,541	875,385
Total assets	$ 1,083,521	$ 1,477,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,052,520	$ 181,845
Interest payable	44,747	19,350
Interest payable – related party	205,570	34,204
Related party payables	457,727	368,900
Notes payable, net of discount	952,634	626,107
Notes payable, net of discount – related party	2,378,947	887,883
Notes payable in gold	342,157	355,950
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	5,464,920	2,504,857

Long-term liabilities:
Remediation and asset retirement obligation	447,778	384,402
Total long-term liabilities	447,778	384,402
Total liabilities	5,912,698	2,889,259

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively,$300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, , 153 and 153 shares issued and outstanding, $50,000 liquidation	-	-
preference
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 and 134,107,809 issued and outstanding, respectively	13,957,380	13,410,781
Additional paid-in capital	13,832,978	14,016,932
Accumulated deficit	(32,890,710)	(29,110,761)
Total stockholders’ deficit	(4,829,177)	(1,411,873)
Total liabilities and stockholders' deficit	$ 1,083,521	$ 1,477,386

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue:
Distribution from joint venture	$ -	$ 218,770
Total revenue	-	218,770

Operating expenses:
Exploration	175,369	109,069
Depreciation	4,844	12,729
Management fees and salaries	309,746	225,655
Professional services	60,418	146,757
General and administrative	309,333	245,365
Office supplies and other	9,533	11,803
Directors' fees	20,600	27,900
Royalty expense	-	35,794
Mineral property maintenance	91,059	87,159
Reclamation expense	50,000	-
Arbitration costs (Note 4)	1,835,382	75,000
Total operating expenses	2,866,286	977,231

Other (income) expense:
Change in fair value of notes payable in gold	(13,793)	40,984
Gain on settlement of accounts payable	(18,000)	(79,614)
Interest expense and finance costs	945,456	245,626
Total other (income) expense	913,663	206,996

Net loss	(3,779,949)	(965,457)

Deemed dividend on Series D, E, F Preferred stock	-	(52,900)
Preferred dividends	(7,604)	(7,604)
Net loss available to common stockholders	$ (3,787,553)	$ (1,025,961)

Net loss per common share – basic and diluted	$ (0.03)	$ (0.01)

Weighted average common
shares outstanding-basic and diluted	137,042,253	131,256,439

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	131,232,809	$13,123,281	150,950	$271,175	$13,873,669	$(28,145,304)	$(877,179)

Issuance of Series F Preferred shares and warrants, net of offering costs			103		103,000		103,000

Warrants issued with note payable					218,513		218,513

Issuance of shares for accounts payable	2,875,000	287,500			(178,250)		109,250

Net Loss						(965,457)	(965,457)

Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,761)	$(1,411,873)

Issuance of shares for accounts payable	3,615,989	361,599			(238,301)		123,298

Warrants issued with note payable					165,857		165,857

Common shares granted to directors and officers	1,850,000	185,000			(120,435)		64,565

Stock options granted to consultants					8,925		8,925

Net Loss						(3,779,949)	(3,779,949)

Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$ (3,779,949)	$ (965,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,844	12,729
Change in fair value of notes payable in gold	(13,793)	40,984
Joint venture distribution applied to purchase of royalty option	-	(218,770)
Share-based compensation - restricted stock	64,565	-
Share-based compensation - options	8,925	-
(Gain) on settlement of accounts payable	(18,000)	(79,614)
Amortization of discount on notes payable	523,448	29,033
Amortization of deferred financing costs	-	962
Asset retirement obligation increase	50,000	-
Accretion of asset retirement obligation	13,376	12,862
Other asset allowance	19,167	-

Change in:
Other receivable	-	10,999
Prepaid expenses	(34,129)	(7,546)
Other current assets	(5,050)	(27,789)
Accounts payable and accrued liabilities	1,011,974	103,687
Interest payable	25,396	8,133
Interest payable – related party	171,366	34,204
Related party payables	88,827	91,009
Net cash used - operating activities	(1,869,033)	(954,574)

Cash flows from financing activities:
Payments on notes payable in gold	-	(97,295)
Payments on note payable	-	(300,000)
Proceeds from notes payable and warrants, net	200,000	705,000
Proceeds from notes payable and warrants – related party, net	1,260,000	1,000,000
Proceeds from issuance of preferred shares and warrants, net of offering costs	-	103,000
Net cash provided - financing activities	1,460,000	1,410,705
Net increase (decrease) in cash and cash equivalents	(409,033)	456,131

Cash and cash equivalents, beginning of year	486,211	30,080
Cash and cash equivalents, end of year	$ 77,178	$ 486,211

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 213,046	$ 102,461
Non-cash investing and financing activities:
Beneficial conversion feature on preferred stock	$ -	$ 52,900
Warrants issued with preferred stock	-	50,100
Issuance of shares of common stock for accounts payable	123,298	109,250
Warrants issued with notes payable	165,857	218,513

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2018, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The Company periodically assesses its investments in joint ventures for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

Earnings (Loss) Per Share

The Company is authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At December 31, 2018, there were 139,573,798 shares of our common stock issued and outstanding.

For the years ended December 31, 2018 and 2017, the effect of the Company’s outstanding convertible preferred shares, options and warrants, totaling 110,379,490 and 103,386,073 for the two years, respectively, would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the full retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it did not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 required additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company performed an assessment of the impact of implementation of ASU No. 2016-02, and concluded it will not have an impact on the consolidated financial statements. The Company currently has two operating leases for the corporate office rent and a small storage unit in Fairbanks, Alaska; both are less than a year and do not require recognition under the standard update.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. During the year ended December 31, 2018, management reclassified Arbitration expenses of approximately $1.8M from Professional services, General and administrative and other line items on previously reported Consolidated Statements of Operations captions to a separate line item because of its significance to the Company’s operations during the year. The reclassification has no impact of the total net loss for the years ended December 31, 2018 and 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, joint venture distributions, accrued remediation costs, asset retirement obligations, stock-based compensation, and deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

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

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost method. In accordance with ASU No. 2014-09, the Company has determined that its revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require Company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. At the conclusion of 2018 and 2017, Goldrich was allocated a distribution from its joint venture partner of $nil and $218,770, respectively. See note 4, Joint Venture.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

During 2018 and 2017, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2018	Balance December 31, 2017	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$ 342,157	$ 355,950	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2018 and 2017.

3.

PROPERTY, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2018 and 2017, the Company’s equipment classifications were as follows:

	2018	2017
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	390,140	390,140
Office and other equipment	65,549	65,549
Total	2,083,040	2,083,040
Accumulated depreciation	(2,081,015)	(2,076,171)
Equipment, net of depreciation	$ 2,025	$ 6,869

Of the Company’s equipment, $1,319,341 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $4,844 for 2018. Assets of $1,319,341 and $763,699 being depreciated over corresponding periods, respectively, resulting in total depreciation of $12,729 for 2017.

Mining Properties and Claims, and Royalty Option

At December 31, 2018 and 2017, the Company’s mining properties claims, and royalty option were as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements

	2018	2017
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	242,766	242,766
Jumbo Basin royalty option (Note 4)	286,350	286,350
Total	$ 868,516	$ 868,516

Asset retirement costs will be amortized over the related long-lived asset using a units of production method.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Substantially all required allocations and distributions are required to be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members. As of December 31, 2018, dissolution of the JV is likely, and distributions under item 2 above for the production season have been calculated using the same methodology as prior years’ distributions, although NyacAU has challenged its responsibility to declare or pay any distributions of this type due to the pending dissolution of the JV. The Company has refuted the challenge (see Arbitration).

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2 and #5, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities. No amount has been accrued for the 2018 distribution due to uncertainties relating to realization of distributions from NyacAU (see Arbitration).

At the conclusion of 2017, Goldrich was allocated a distribution of $218,770, under #2 above. In accordance with terms of the Operating Agreement, the Company had the distribution applied toward Loan3. In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, is carried at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. At December 31, 2018 and 2017, the balance due on Loan3 is $95,239.

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items.

In accordance with ASC 450, Contingencies (“ASC 450”), the Company accounts for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are in progress and no assurance can be given that the arbitration will result in a successful outcome for the Company. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. Due to uncertainties relating to the pending outcome, the financial statements contain no adjustments for the final results of the arbitration. The arbitration is proceeding on the basis that GNP will be dissolved.

During the year ended December 31, 2018, management made certain reclassifications from professional services expense, general and administrative expense and other line items on previously reported Consolidated Statements of Operations captions into Arbitration costs. The Company incurred $1,822,648 and $75,000 in arbitration expenses during the years ended December 31, 2018 and December 31, 2017, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

In addition, GNP was required to meet the Minimum Production Requirements as defined by the operating agreement. The Minimum Production Requirement for each year was determined by the price of gold on December 1 in the preceding year. The Minimum Production Requirements for 2016, 2017, and 2018 were 1,100, 1,200, and 1,300 ounces of fine gold, respectively, distributable to each of Goldrich and NyacAU.

The Minimum Production Requirements for 2016, 2017, and 2018 were to be substantially paid by October 31, 2018. The value of the combined 2016, 2017 and 2018 Minimum Production Requirements has been calculated at $4,428,000 using the price of gold at $1,230 per ounce at September 30, 2018. GNP did not meet the Minimum Production Requirements. Due to the JV’s failure to meet the Minimum Production Requirements defined in the Operating Agreement, the JV is being dissolved. No financial statement adjustment has been recorded for the failure of the JV to meet the Minimum Production Requirements.

5.

RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through December 31, 2018, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Year ended 12/31/18	Year ended 12/31/17
Beginning Balance	$192,500	$127,500
Deferred During Period	180,000	180,000
Cash Paid During Period	(77,500)	(115,000)
Ending Balance	$295,000	$192,500

CFO	Year ended 12/31/18	Year ended 12/31/17
Beginning Balance	$35,202	$35,093
Deferred During Period	64,222	46,145
Cash Paid During Period	(34,515)	(46,036)
Ending Balance	$64,909	$35,202

During the year ended December 31, 2018 the Company also awarded 1,850,000 shares of common stock to officers and a director as compensation. The value of the shares awarded was $64,565 based upon the quoted value of the stock at the time of the grant.

6.

NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2017, the Company received the first tranche of Notes payable for $1,794,737, discounted at 5%, resulting in net proceeds of $1,705,000, of which $1,000,000 was from a major shareholder and director. The note agreement has been amended to accommodate total net proceeds of first up to $2,750,000 and then up to $3,250,000. During the year ended December 31, 2018, the Company received the second tranche of the notes payable for $1,536,842, discounted at 5%, or $76,842, resulting in net proceeds of $1,460,000, of which $1,260,000 was from a related party.

At December 31, 2018, the Company had outstanding Notes payable of $952,634, with all discounts being amortized. At December 31, 2017, the Company had outstanding Notes payable of $742,105, less remaining unamortized discounts of $115,998 for a net liability of $626,107.

At December 31, 2018, the Company had outstanding Notes payable – related party of $2,378,947, with all discounts being amortized. At December 31, 2017, the Company had outstanding Notes payable – related party of $1,052,632, less remaining unamortized discounts of $164,749 for a net liability of $887,883.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The senior secured notes were scheduled to mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 17,490,776 five-year Class T warrants have been issued to the lenders, including 12,489,467 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 24, 2023. During the year ended December 31, 2018 the Company issued 8,068,417 warrants in connection with the notes payable. The warrants were valued at $197,593 and had an allocated relative fair value of $165,857.

During the years ended December 31, 2018 and December 31, 2017, the Company paid finder fees totaling $6,000 and $nil to related party entities, and incurred $25,520 and $21,000 of other finance and placement costs respectively. Interest of $356,555 was expensed during the year ended December 31, 2018, of which $230,491 is accrued at December 31, 2018 and is included in Interest payable and Interest payable – related parties. Interest due at December 31, 2018 was timely paid. To date, the senior secured notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

The total fair value of the warrants was estimated on the issue dates at $165,857 and $218,513 for 2018 and 2017, respectively, using the following weighted average assumptions:

	December 31, 2018	December 31, 2017
Market price of common stock on date of issuance	$0.02 - $0.035	$0.03
Risk-free interest rate	2.26% - 3.07%	2.26%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	155.5% - 162.4%	162.4%

The senior secured notes are secured by distributions from the GNP joint venture. The notes rank junior to:

(i)

Any GNP Distributions that are only deemed to be made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then withheld pursuant to Section 10.1 of the Operating Agreement; and

(ii)

Any GNP Distributions that are made by GNP to Goldrich Placer pursuant to the GNP Operating Agreement but are then withheld to pay Loan 3 and 2012 reclamation expenses; and

(iii)

Any GNP Distributions that are made by GNP to Goldrich Placer pursuant to the Operating Agreement but are then used to pay legal fees relating to mediation/arbitration concerning distributions due to Goldrich Placer from GNP; and

(iv)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

At December 31, 2018, the Company had outstanding notes payable of $952,634. At December 31, 2017, the Company had outstanding total notes payable of $742,105 less remaining unamortized discounts of $115,998 for a net liability of $626,107. Subsequent to December 31, 2018, the Company received an additional $84,980 net of discount for an additional liability of $89,453, of which $70,980 is to a related party.

7.

NOTES PAYABLE IN GOLD

During 2013, the Company issued notes payable in gold totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

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

On November 30, 2018, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following terms:

•

In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, is hereby amended to be no later than February 28, 2019.

•

Subsequent to November 30, 2018, the Company hereby agrees to pay interest on the value of the Fourth Delayed Delivery Required Quantity (calculated as described in section 4 below) at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity. Interest shall be non-compounding, provided however, that any interest no paid in full by any required Interest Payment Date, shall be added to the principal amount of the value of the Fourth Delayed Delivery Required Quantity and shall be subject to interest at the Interest Rate until such late interest payment is made in full.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

•

All interest due and payable shall be paid in cash to the Purchaser at the bank account designated by the Purchaser.

•

Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity shall be reset on December 1, 2018 and shall be equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the greater of either: (a) the Delivery Date Index Price (as defined in the Contract) on November 30, 2017: (b) the Delivery Date Index Price (as defined in the Contract) on November 30, 2018; or (c) the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter. The Original Purchase Price was the lesser of either (i) $1350 per ounce of fine gold or (ii) a 25% discount to the Initial Index Price (as defined in the Contract).

•

If the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, is less than the Original Purchase Price, an Additional Adjusted Required Amount, equal to the Fourth Delayed Delivery Required Quantity multiplied by a ration, consisting of the Original Purchase Price as the numerator and the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, as the denominator, less the Fourth Delayed Delivery Required Quantity, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

For the year ended December 31, 2018, using a forward gold price of $1,283, the Company recognized a change in fair value of $13,793 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At December 31, 2018 and December 31, 2017, the Company had outstanding total notes payable in gold of $342,157 and $355,950, respectively, representing 266.788 ounces of fine gold deliverable at November 30, 2018. Interest of $34,182 was expensed during the year ended December 31, 2018, of which $8,609 is accrued at December 31, 2018 and is included in Interest payable.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, the Company was unable to make payment to the holders of the notes payable in gold. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

8.

STOCKHOLDERS’ EQUITY

Private Placement Offerings - Unit Private Placements

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2018. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2018, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 and 900,000 common shares for the years ended December 31, 2018 and 2017, respectively.

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2018. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2018 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2018 and 2017.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2018. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

•

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2018 shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2018 and 2017.

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

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 common shares for the years ended December 31, 2018 and 2017.

Series E Convertible Preferred Stock:

On September 30, 2016, November 2, 2016, and December 9, 2016, the Company completed the first, second and third tranches of an offer and sale of 300 shares of Series E Preferred stock, resulting in net proceeds of

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2018. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2018 and 2017.

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

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2017. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and 5,100,000 common shares for the years ended December 31, 2018 and 2017, respectively.

In 2017, fair value of the warrants of Series D, E and F, were estimated on the issue dates using the following weighted average assumptions:

Preferred Series	D	D	D	E	E	E	F	F	F	F
Issue Date	6-Apr-16	13-Jun-16	1-Aug-16	30-Sep-16	2-Nov-16	9-Dec-16	30-Dec-16	7-Feb-17	1-Mar-17	30-Mar-17
Risk-free int rate	1.20%	1.14%	1.06%	1.14%	1.26%	1.89%	1.93%	1.85%	1.99%	1.93%
Expd dividend yield	0	0	0	0	0	0	0	0	0	0
Expd term (in years)	5	5	5	5	5	5	5	5	5	5
Expd volatility	147.20%	149.60%	152.60%	152.80%	152.90%	153.10%	153.70%	153.3%	155.4%	157.4%

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

•

The Series D, E and F Preferred Stock includes a redemption feature as described above.

Warrants:

The following is a summary of warrants for December 31, 2018:

	Shares	Exercise Price ($)	Expiration Date
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued January 23, 2014	2,857,142	0.10	January 23, 2019
Outstanding and exercisable at December 31, 2017	2,857,142
Outstanding and exercisable at December 31, 2018	2,857,142
Class M Warrants: (Issued for Note Payable)
Warrants issued January 29, 2014	1,735,000	0.15	January 29, 2019
Outstanding and exercisable at December 31, 2017	1,735,000
Outstanding and exercisable at December 31, 2018	1,735,000
Class N Warrants: (Issued for Private Placement)
Warrants issued June 6, 2014	7,104,317	0.11	June 6, 2019
Warrants issued June 30, 2014	4,350,180	0.11	June 30, 2019
Warrants issued July 18, 2014	2,408,545	0.11	July 18, 2019
Outstanding and exercisable at December 31, 2017	13,863,042
Outstanding and exercisable at December 31, 2018	13,863,042
Class N-2 Warrants: (Issued for Finders Fees)
Warrants issued July 18, 2014	2,701,386.055		July 18, 2019
Outstanding and exercisable at December 31, 2017	2,701,386
Outstanding and exercisable at December 31, 2018	2,701,386
Class O Warrants: (Issued for Private Placement)
Warrants issued March 31, 2015	5,000,000.06		March 31, 2020
Outstanding and exercisable at December 31, 2017	5,000,000
Outstanding and exercisable at December 31, 2018	5,000,000
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Warrants issued June 23, 2015	2,250,000.07		June 23, 2020
Outstanding and exercisable at December 31, 2017	2,250,000
Outstanding and exercisable at December 31, 2018	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Warrants issued June 23, 2015	1,200,000.05		June 23, 2020
Outstanding and exercisable at December 31, 2017	1,200,000
Outstanding and exercisable at December 31, 2018	1,200,000

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 8, 2015	8,333,333.03	December 8, 2020
Outstanding and exercisable at December 31, 2017	8,333,333
Outstanding and exercisable at December 31, 2018	8,333,333
Class Q-2 Warrants: (Issued for Finders Fees)
Warrants issued December 8, 2015	833,333.03	December 8, 2020
Outstanding and exercisable at December 31, 2017	833,333
Outstanding and exercisable at December 31, 2018	833,333
Class S Warrants: (Issued for Private Placement)
Warrants issued April 6, 2016	1,666,667.045	April 6, 2021
Warrants Issued June 13, 2016	1,666,666.045	June 13, 2021
Warrants Issued September 30, 2016	5,000,000.045	September 30, 2021
Warrants Issued November 2, 2016	3,333,333.045	November 2, 2021
Warrants Issued December 9, 2016	3,333,335.045	December 9, 2021
Outstanding and exercisable at December 31, 2017	15,000,001
Outstanding and exercisable at December 31, 2018	15,000,001
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Warrants issued December 30, 2016	1,666,667.03	December 30, 2021
Warrants issued February 7, 2017	666,667.03	February 7, 2022
Warrants issued March 1, 2017	833,333.03	March 1, 2022
Warrants issued March 30, 2017	1,933,333.03	March 30, 2022
Outstanding and exercisable at December 31, 2017	5,100,000
Outstanding and exercisable at December 31, 2018	5,100,000
Class T Warrants: (Issued with Senior Secured Notes Payable)
Warrants issued December 22, 2017	9,422,359.03	December 22, 2022
Outstanding and exercisable at December 31, 2017	9,422,359
Warrants issued May 17, 2018	718,421.03	May 17, 2023
Warrants issued June 4, 2018	828,947.03	June 4, 2023
Warrants issued June 6, 2018	828,947.03	June 6, 2023
Warrants issued June 18, 2018	276,315.03	June 18, 2023
Warrants issued July 13, 2018	1,934,210.03	July 13, 2023
Warrants issued August 1, 2018	828,947.03	August 1, 2023
Warrants issued September 13, 2018	359,210.03	September 13, 2023
Warrants issued October 5, 2018	828,947.03	October 5, 2023
Warrants issued November 21, 2018	1,022,368.03	November 21, 2023
Warrants issued December 24, 2018	442,105.03	December 24, 2023
Outstanding and exercisable at December 31, 2018	17,490,776
Weighted average exercise of warrants outstanding and weighted average exercise price at December 31, 2018	76,364,013.057

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

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2018, there were a total of 1,600,672 shares available for grant in the Plan, 6,125,000 shares issued or exercised in prior years, and 1,825,000 options exercisable and outstanding.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

A summary of stock option transactions for the years ended December 31, 2018 and 2017 are as follows:

Activity for 2018 and 2017	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	3,200,000	$ 0.22	2.98	$0
Expired in 2017	(300,000)	0.20
Options outstanding and exercisable at December 31, 2017	2,900,000	$ 0.23	2.25	$0
Expired in 2018	(1,500,000)	$ 0.20
Issued in 2018	425,000	$ 0.02	9.98	$0
Options outstanding and exercisable at December 31, 2018	1,825,000	$ 0.20	4.59	$0

There were 425,000 and nil options issued during 2018 and 2017, respectively. For the year ended December 31, 2018 and 2017, the Company recognized $8,925 and $nil in total share-based compensation for consultants. As of December 31, 2018, the intrinsic value of options outstanding and exercisable was $nil. During 2018, the Company issued 1,850,000 shares of common stock to officers and employees for compensation expense of $64,565.

Accounts Payable Satisfied with Common Stock

During the year ended December 31, 2018, the Company issued 1,000,000 shares of common stock with a fair value of $32,000 at $0.032 per share and 2,615,989 shares of common stock with a fair value of $91,298 at $0.0349 per share, based on then-current market, to satisfy $141,298 of accounts payable and accrued liabilities, resulting in a gain of $18,000. During the year ended December 31, 2017, the Company issued 2,875,000 shares of common stock with a fair value of $109,250 at $0.038 per share, based on then-current market, to satisfy $188,864 of accounts payable and accrued liabilities, resulting in a gain of $79,614.

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

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31, 2018	December 31, 2017
Asset Retirement Obligation – beginning balance	$ 334,402	$ 321,540
Incurred	-	-
Accretion	13,376	12,862
Asset Retirement Obligation - ending balance	$ 347,778	$ 334,402

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The mining activities of the JV have disturbed additional acreage for which an associated asset retirement obligation has arisen and is required to be accounted for by the JV. The asset and obligation of this asset retirement, as they will be affected by the dissolution of the JV, are not determinable until the arbitration panel makes its award.  Due to the uncertainly of the outcome of arbitration, it is not possible at this time to reasonably estimate or quantify this asset and obligation or any change that may be required to amounts already recorded for the Company’s prior mining activities (see Note 4 - Joint Venture; Arbitration).

10.

REMEDIATION

The Company is responsible to remediate areas disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $100,000 and $50,000, respectively, for remedies required at a former owner’s mine site in addition to the asset retirement obligation as of December 31, 2018 and 2017.

11.

INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2018 and 2017.

Following are the components of deferred tax assets and allowances at December 31, 2018 and 2017:

	2018	2017
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 45,000	$ 37,000
Unrecovered promotional and exploratory costs	112,000	112,000
Accrued remediation costs	62,000	42,000
Share based compensation	278,000	278,000
Net operating loss carryforwards	12,101,000	11,516,000
Total deferred tax assets	12,598,000	11,985,000
Less valuation allowance	(12,598,000)	(11,985,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2018 and 30% for 2017.

During the year ended December 31, 2016, the Company filed amended tax returns to correct allocations of Joint Venture losses reported to the Company for the years ending 2012 through 2015, resulting in an increase in losses reported on its federal and state tax returns of $7.5 million and $6.8 million, respectively. For each year since 2015, the Company has filed its federal and state tax returns with corrected allocations of losses from the Joint Venture.

At December 31, 2018, the Company had federal and state tax-basis net operating loss carryforwards totaling $40.5 million and $39.3 million, respectively, compared with federal and state tax-basis net operating loss carryforwards totaling $37.1 million and $35.7 million for the period ended December 31, 2017. These net operating losses will expire in various amounts from 2019 through 2037, with the exception of $3.7 million federal and $3.6 million state net operating losses for the year 2018, which do not expire. Future usage of the 2018 amounts is limited to 80% of taxable income in the year of usage.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The Company’s and the Joint Venture’s federal returns for the 2015, 2016 and 2017 tax years are under audit by the Internal Revenue Service to determine correct allocation of losses for the Joint Venture and its partners. An unfavorable ruling would decrease the net federal and state net operating loss carryforwards by $1.9 million and $1.7 million, respectively for the years under audit, but would not result in any current tax liability or refund unless and until the Company could utilize its net operating loss carryforwards.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	2018		2017
Federal income tax expense (benefit) based on statutory rate	$ (798,000)	21.0%	$ (328,000)	34.0%
State income tax expense (benefit), net of federal taxes	(328,000)	8.6%	(83,000)	8.6%
Non-deductible share-based compensation	21,000	(0.5)%	-	-%
Revision of NOL estimates, state apportionment factors and state effective tax rates	492,000	(13.0)%	54,000	(5.6)%
Change in Federal tax rate	-	-%	5,131,000	(531.5)%
Increase (decrease) in valuation allowance	613,000	(16.1)%	(4,774,000)	494.5%
Total taxes on income (loss)	$ -	-%	$ -	-%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which included a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company incurred incremental changes to deferred tax liability of $5,131,000 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets from 35% to 21% and application of a full valuation allowance.

The Company has assessed its tax positions other than the NOL issue above and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files federal income tax returns in the United States only. Tax attributes, mainly net operating losses after 2014, can be adjusted during an audit. The Company’s 2015, 2016 and 2017 tax filings are currently under examination. The Company is no longer subject to federal income tax examination by tax authorities for years before 2015.

12.

COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years

Goldrich Mining Company

Notes to the Consolidated Financial Statements

 Following are the annual claims and labor requirements for 2019 and 2018.

	November 30, 2019	November 30, 2018
Claims Rental	$ 90,670	$ 90,570
Annual Labor	61,100	61,100
Yearly Totals	$ 151,770	$ 151,670

The Company has a carryover to 2019 of approximately $28.6 million to satisfy its annual labor requirements. This carryover expires in the years 2019 through 2024 if unneeded to satisfy requirements in those years.

13.

SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2018, the Company received additional notes payable from a related party of $70,980, net of discount and additional notes payable of $14,000 net of discount.

The Company is currently in negotiations with holders of the senior secured notes as well as the holders of the notes payable in gold to amend the terms of the notes.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and concluded that it is effective.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held five meetings in 2018 and eight meetings in 2017.

William Orchow serves as Chairman of the Board, Stephen M. Vincent serves as Chairman of the Audit Committee, with Ted R. Sharp serving as Secretary of the Corporation and thereby to the Board of Directors.

The following table and information that follows sets forth, as of December 31, 2018, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	49

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

Charles C. Bigelow Director	--

Mr. Bigelow had been a director since June 30, 2003. Mr. Bigelow spent approximately 15 hours per month on matters related to Goldrich. He is an economic geologist with a degree in geology from Washington State University (1955). He completed the Program for Management Development at Harvard University in 1972. From 1972 to June 2005, he served as the president of WGM Inc., a private consulting and project management firm of geologists operating in Alaska. During the previous five years, he was also a Director and the President and Chief Executive Officer of Ventures Resource Corporation, a public mineral exploration company listed on the Toronto Ventures Stock Exchange. Mr. Bigelow retired in June 2005. On August 10, 2018, we reported the passing away of Mr. Bigelow.

Nicholas Gallagher Director	45

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

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Director	58

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

William Orchow Director	73

Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He is currently a member of the board of directors of Cordoba Minerals Corp, a Canadian public company with projects in Colombia. Mr. Orchow sits on the boards of directors of several private junior mining companies. He served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and has been a member of the board of trustees, executive committee and past President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	73

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

William V. Schara Chief Executive Officer, Director	62

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

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	70

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

Ted R. Sharp Chief Financial Officer	62

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis. Mr. Sharp spends approximately 25% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. Concurrent with his position with Goldrich, from August 2018 through the present, Mr. Sharp serves part-time as Chief Financial Officer of Timberline Resources Corporation, a natural resource company trading on the OTCQB and TSX:V exchanges. Also concurrent with his position with Goldrich, from January 2019 through the present, Mr. Sharp serves part-time as Chief Financial Officer of US Gold Corporation, a natural resource company trading on the NASDAQ exchange. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Charles C. Bigelow:  Mr. Bigelow’s extensive experience as a geologist with exploration stage companies and his specific experience in locating precious metal deposits in Alaska now being extracted by large production companies as described above led the Board to conclude that Mr. Bigelow should serve as a director of the Company given the Company’s position as an exploration stage mining company with an extensive property with challenging geological traits in Alaska.

On August 10, 2018, we reported the passing away of Mr. Bigelow. No replacement to Mr. Bigelow has been appointed or elected at this time.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2018 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2018 and four meetings in 2017. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2018 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held one meeting in 2018 and did not hold any meetings in 2017.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2018 and 2017.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee met three times in 2018 and once in 2017.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee met once in 2018 and once in 2017.

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

Legal Proceedings, Cease Trade Orders and Bankruptcy

Subsequent to the end of 2017, we filed a claim before an Arbitration panel consisting of 3 independent arbitrators against our joint venture partner to obtain relief from certain accounting practices employed by the manager of the joint venture. In response to our filing, the managing partner, NyacAU LLC, has filed an Arbitration Counter Claim against us, naming the officers and directors of the Company as they were constituted in 2012, at the time the JV’s Operating Agreement was signed by the respective partners. We believe the Arbitration Counter Claim to be without merit. The arbitration hearing commenced during July and August of 2018. We are currently awaiting the arbitration decision from the panel.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016 and 2017 due to the Company’s lack of finances. At December 31, 2018 a total of $295,000 of unpaid salary was accrued and included in payable to related parties, including $180,000 accrued during 2018.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and paid Mr. Sharp $7,500 per month as consideration for the performance of services. On January 18, 2007, the Board of Directors extended Mr. Sharp’s Agreement for one year and increased the fee to $8,250 per month. On February 15, 2008, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2008, and increased the fee to $9,075 per month, with opportunity to review and modify the fee on a quarterly basis due to potential wide variability in the ongoing activities of the Company. On January 7, 2009, the Board of Directors extended Mr. Sharp’s Agreement for one year, retroactive to January 1, 2009, removing the monthly fee and adding terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. This was done to recognize the expectation of reduced financial activities due to the limited cash resources of the Company and resulting reduced exploration activities. In February 2010, Mr. Sharp verbally agreed to continue to perform services for the Company under the terms of the 2009 contract until we were successful in securing financing in 2010. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. Mr. Sharp billed a total of $64,222 in fees in 2018, of which $64,909 remains unpaid at December 31, 2018.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2018	180,000	45,390(2)	225,390
Principal Executive Officer	2017	180,000	-	180,000
Ted R. Sharp	2018	64,222	10,470(3)	74,692
Principal Financial Officer	2017	45,656	-	45,656

(1)

No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

(2)

Includes 1,300,000 common shares at a fair value of $0.035 per share.

(3)

Includes 300,000 common shares at a fair value of $0.035 per share.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2018)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2018 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(g)	(h)
David S. Atkinson(3)	2,500	6,100	8,600
Charles G. Bigelow(4)	1,500	-	1,500
Garrick A. Mendham(6)	2,500	12,858	15,358
William Orchow(5)	3,700	29,800	33,500
Michael G. Rasmussen(7)	2,500	15,250	17,250
Stephen M. Vincent(8)	3,700	21,290	24,990
Nicholas Gallagher (9)	2,500	6,000	8,500

(1)

The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)

Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)

Mr. Atkinson holds no options to purchase shares of common stock. Other compensation includes payment for director fees earned in prior years paid in shares totaling 174,785 common shares.

(4)

Mr. Bigelow held options to purchase a total of 300,000 shares of common stock, all of which are vested, which expired on August 27, 2018. Mr. Bigelow passed away in August 2018.

(5)

Mr. Orchow held options to purchase a total of 250,000 shares of common stock, all of which are vested, which expired on August 27, 2018. Other compensation includes payment for director fees earned in prior years paid in shares totaling 853,868 common shares.

(6)

Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 368,424 common shares.

(7)

Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 436,963 common shares.

(8)

Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 610,029 common shares.

(9)

Mr. Gallagher holds no options to purchase shares of common stock. Other compensation includes payment for director fees earned in prior years paid in shares totaling 171,920 common shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2018 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	8,172,278	(2)	3.90%
Common Stock	Charles G. Bigelow, Director	927 Cypress St. Lewiston, ID 83501	673,182	(3)	*
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	1,403,488	(4)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,699,625	(5)	1.29%
Common Stock	Michael G. Rasmussen, Director	17412 N. Meadowview Ln. Nine Mile Falls, WA 99026	1,054,236	(6)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	4,449,622	(7)	2.12%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	714 Whisperwood Ct. Nampa, ID 83686	1,258,682	(8)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	2,543,029	(9)	1.21%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	83,425,228	(10)	31.77%
Common Stock	All current executive officers and directors as a group		105,679,370		42.38%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	Via San Martino, No. 9 Feltre, Italy 32032	5,850,308	(2)	2.80%
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	25,739,280	(10)	11.28%
Common Stock	Randall & Christopher Johnson	8615 Eagle Creek Cir. Savage, MN 55378	19,326,182	(11)	9.24%

*Less than 1%.

(1)

This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 139,573,798 shares outstanding on December 31, 2018, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)

Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 2,123,182 shares of common stock, 45,454 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., which combined are greater than 5% shareholders, the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(3)

Includes 580,455 shares of common stock, 2,727 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(4)

Includes 1,165,609 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before August 12, 2023, 54,545 shares of common stock acquirable upon exercise of Class N warrants before July 18, 2019, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(5)

Includes 2,029,928 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 250,000 shares of common stock acquirable upon exercise of vested options exercisable before August 27, 2018, 136,363 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 400,000 shares of common stock acquirable upon exercise of Class O warrant before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(6)

Includes 625,145 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023, 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024, 59,091 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(7)

Includes 3,264,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 750,000 shares of common stock acquirable upon exercise of vested options before October 19, 2019, 181,818 shares of common stock acquirable upon exercise of Class N warrants before June 6, 2019, 120,000 shares of common stock acquirable upon exercise of Class O warrant before March 31, 2020, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(8)

Includes 1,170,182 shares of common stock, 68,500 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, and 20,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020.

(9)

Includes 1,302,029 shares of common stock, 12 shares of Preferred E stock convertible into 400,000 shares of common stock, 50,000 shares of common stock upon exercise of vested options exercisable before August 12, 2023, 60,000 shares of common stock acquirable upon exercise of Class M warrants before January 29, 2019, 71,000 shares of common stock acquirable upon exercise of Class N warrants before June 30, 2019, 200,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, 333,333 shares of common stock acquirable upon exercise of Class R warrants before November 2, 2021, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(10)

Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 11,063,583 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock, 2,857,142 shares of common stock acquirable upon exercise of Class L warrants before January 23, 2019, 4,000,000 shares of common stock acquirable upon exercise of Class O warrants before March 31, 2020, 9,166,666 shares of common stock acquirable upon exercise of Class Q warrants before November 25, 2020, 11,000,000 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021, 5,100,000 shares of common stock acquirable upon exercise of Class S warrants before March 31, 2022, 5,526,312 shares of common stock acquirable upon exercise of Class S warrants before December 22, 2022, and 6,963,155 shares of common stock acquirable upon exercise of Class T warrants before December 24, 2023.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. At December 31, 2018, $295,000 has been accrued for deferred compensation to Mr. Schara, of which $180,000 was accrued during the year ended December 31, 2018.

At December 31, 2018, $64,909 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer, of which $64,222 was accrued during the year ended December 31, 2018.

At December 31, 2018, $28,318 has been accrued for expenses due to related parties for expenses incurred during the year ended December 31, 2018.

A total of $69,500 has been accrued for directors and related party consultants, of which $12,400 was accrued during the year ended December 31, 2018.

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

Stephen M. Vincent

•

Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2018. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2017 and 2016:

Type of fee:	2018	2017	Description

Audit fees:	$43,138	$47,837	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	-0-	-0-
Total	$43,138	$47,837

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other than contracts made in the ordinary course of business, the following are the material contracts that we have entered into within the two years preceding the date of this Form 10-K:

(a)     Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.4	Form of Class M Warrant, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.5	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.8	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.9	Form of Class P Warrant, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.10	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.11	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.17	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.18	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.19(1)	Form of Class T Warrant, as filed herewith
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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
10.12

Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018

10.13

Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014

10.14

Form of Note by and between the Company and Gold Rich Asia Investment Limited, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014

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

Date:  April 1, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 1, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

April 1, 2019

             /s/ David S. Atkinson

David S. Atkinson, Director

Date:

April 1, 2019

          /s/ Nicholas Gallagher

Nicholas Gallagher, Director

Date:

April 1, 2019

          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:

April 1, 2019

            /s/ William Orchow

William Orchow, Director

Date:

April 1, 2019

          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:

April 1, 2019

           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:

April 1, 2019

          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:

April 1, 2019

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer