Form 10-Q
period 2019-03-31
GOLDRICH MINING CO
filed 2019-05-20
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 17, 2019:    139,573,798

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1.  Financial Statements3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation19

Item 3. Quantitative and Qualitative Disclosures about Market Risk28

Item 4. Controls and Procedures28

PART II – OTHER INFORMATION28

Item 1.  Legal Proceedings28

Item 1A.  Risk Factors28

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds28

Item 3.  Defaults upon Senior Securities29

Item 4.  Mine Safety Disclosure29

Item 5.  Other Information29

Item 6.  Exhibits29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company Consolidated Balance Sheets
	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 17,831	$ 77,178
Prepaid expenses	158,235	122,131
Other current assets	13,671	13,671
Total current assets	189,737	212,980
Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,695	2,025
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	870,211	870,541
Total assets	$ 1,059,948	$ 1,083,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,177,876	$ 1,052,520
Interest payable	27,036	44,747
Interest payable – related party	296,649	205,570
Related parties payables	482,625	457,727
Notes payable, net of discount	967,371	952,634
Notes payable, net of discount – related party	2,453,684	2,378,947
Notes payable in gold	351,934	342,157
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	5,787,793	5,464,920
Long-term liabilities:
Remediation and asset retirement obligation	451,256	447,778
Total long-term liabilities	451,256	447,778
Total liabilities	6,239,049	5,912,698
Commitments and contingencies (Notes 3, 4, 5, 7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,866,596	13,832,978
Accumulated deficit	(33,274,252)	(32,890,710)
Total stockholders’ deficit	(5,179,101)	(4,829,177)
Total liabilities and stockholders' deficit	$ 1,059,948	$ 1,083,521

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)
	Three Months Ended
	March 31,
	2019	2018
Operating expenses (income):
Exploration	$ -	$ 13,842
Mine preparation costs	27,776	-
Depreciation and amortization	331	2,359
Management fees and salaries	61,938	58,812
Professional services	35,325	52,178
General and administration	49,031	62,860
Office supplies and other	1,480	608
Directors' fees	8,000	3,500
Mineral property maintenance	22,667	22,643
Arbitration (Note 3)	(46,724)	29,176
Total operating expenses (income)	159,824	245,978

Other expense:
Change in fair value of notes payable in gold	9,777	1,828
Interest expense and finance costs	213,941	153,364
Total other expense	223,718	155,192

Net loss	383,542	401,170

Preferred dividends	7,604	1,875
Net loss available to common stockholders	$ 391,146	$ 403,045

Net loss per common share – basic and diluted	$ (Nil)	$ (Nil)

Weighted average common
shares outstanding – basic and diluted	139,573,798	134,107,809

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,761)	$(1,411,873)

Net Loss						(401,170)	(401,170)

Balance, March 31, 2018	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,511,931)	(1,813,043)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)

Warrants issued with note payable					7,754		7,754

Warrants issued for finders fees					25,864		25,864

Net Loss						(383,542)	(383,542)

Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$ (383,542)	$ (401,170)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	331	2,359
Change in fair value of notes payable in gold	9,777	1,828
Warrants issued for finance costs	33,618	-
Discount on note payable	4,473	86,302
Accretion of asset retirement obligation	3,478	3,344

Change in:
Prepaid expenses	(36,104)	(130,398)
Accounts payable and accrued liabilities	125,356	33,644
Interest payable	(17,711)	9,196
Interest payable – related parties	91,079	26,335
Related parties payable	24,898	4,399
Net cash used - operating activities	(144,347)	(364,161)
Cash flows from financing activities:
Proceeds on notes payable and warrants, net	14,000	-
Proceeds from notes payable and warrants – related party, net	71,000	-
Net cash provided - financing activities	85,000	-

Net (decrease) in cash and cash equivalents	(59,347)	(364,161)

Cash and cash equivalents, beginning of period	77,178	486,211
Cash and cash equivalents, end of period	$ 17,831	$ 122,050

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company currently has no historical recurring source of revenue and in 2016 received its first cash distribution from the joint venture (Note 3). With the anticipated dissolution of the joint venture, these distributions are expected to decrease or cease. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. During the three months ended March 31, 2019, management reclassified Arbitration expenses of approximately $29k from Professional services, General and administrative and other line items on previously reported Consolidated Statements of Operations captions to a separate line item because of its significance to the Company’s operations during the year. These reclassifications have no impact of the total net loss for the three months ended March 31, 2019 and 2018.

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At March 31, 2019, there were 139,573,798 shares of our common stock issued and outstanding.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

For the periods ended March 31, 2019 and 2018, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 105,868,923 and 103,386,073, respectively, would have been anti-dilutive.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

During 2019 and 2018, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance March 31, 2019	Balance December 31, 2018	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 351,934	$ 342,157	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at March 31, 2019 and December 31, 2018.

3.JOINT VENTURE

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

1.Operating Expenses. GNP will first pay all Operating Expenses as defined in the Operating Agreement for placer mining operations at the Claims for the current mining year. Until Commercial Production is achieved, GNP will drawdown or use a line of credit from NyacAU (“LOC1”) to fund payment of the Operating Expenses and repay LOC1 to the extent of the current year's Operating Expenses.

2.Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided, however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

3.LOC1 Payments. After payment of Operating Expenses and the Members' distribution, GNP will apply any remaining revenue to reduce the remaining balance of LOC1, if any, until it is paid in full.

4.Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, the Company may fund Reserves in an amount that is consistent with the annual budget.

5.Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members', payment of LOC1, and funding of any Reserves, from any remaining gold production or revenue, the Company will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized.

Substantially all required allocations and distributions are required to be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members. As of March 31, 2019, dissolution of the JV is likely, and distributions under item 2 above for the production season have been calculated using the same methodology as prior years’ distributions, although NyacAU has challenged its responsibility to declare or pay any distributions of this type due to the pending dissolution of the JV. The Company has refuted the challenge (see Arbitration).

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

At the conclusion of 2017, Goldrich was allocated a distribution of $218,770, under #2 above. In accordance with terms of the Operating Agreement, the Company had the distribution applied toward Loan3. In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, is carried on GNP’s financial records at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. At December 31, 2018

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

and 2017, the principal balance due on Loan3 is $95,239, with additional interest of approximately $13,500. These amounts may be adjusted by any Arbitration awards.

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

In accordance with ASC 450, Contingencies (“ASC 450”), the Company accounts for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are in progress and no assurance can be given that the arbitration will result in a successful outcome for the Company. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. An unsuccessful arbitration could have an indeterminate negative effect. Due to uncertainties relating to the pending outcome, the financial statements contain no adjustments for the final results of the arbitration. The arbitration is proceeding on the basis that GNP will be dissolved.

During the three months ended March 31, 2019 and 2018, management made certain reclassifications from professional services expense, general and administrative expense and other line items on previously reported Consolidated Statements of Operations captions into Arbitration costs. The Company incurred $(46,724) and $29,176 in arbitration expenses during the three months ended March 31, 2019 and 2018, respectively. The $(46,724) is a result of a $190,851 reimbursement for costs by the Company’s Directors and Officers insurance, netted against expenses of $144,127 for the three months ended March 31, 2019.

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

4.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through March 31, 2019, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Three Months ended 3/31/19	Year ended 12/31/18
Beginning Balance	$295,000	$192,500
Deferred During Period	45,000	180,000
Cash Paid During Period	(10,000)	(77,500)
Ending Balance	$330,000	$295,000

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

CFO	Three Months ended 3/31/19	Year ended 12/31/18
Beginning Balance	$64,909	$35,202
Deferred During Period	18,108	64,222
Cash Paid During Period	(8,734)	(34,515)
Ending Balance	$74,283	$64,909

During the year ended December 31, 2018, the Company also awarded 1,850,000 shares of common stock to officers and a director as compensation. The value of the shares awarded was $64,565 based upon the quoted value of the stock at the time of the grant.

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

During the three months ended March 31, 2019, the Company received the third tranche of the notes payable for $89,474, discounted at 5%, or $4,474, resulting in net proceeds of $85,000, of which $71,000 was from a related party. At March 31, 2019, the Company had outstanding Notes payable of $967,371, with all discounts being amortized. At December 31, 2018, the Company had outstanding Notes payable of $952,634, with all discounts being amortized. At March 31, 2019, the Company had outstanding Notes payable – related party of $2,453,684, with all discounts being amortized. At December 31, 2018, the Company had outstanding Notes payable – related party of $2,378,947, with all discounts being amortized.

These Notes payable and Notes payable – related party are high risk debt instruments, and therefore include terms that are not typical to debt instruments of lower risk. The terms include an interest rate that may be higher than a rate on a low risk note, a discount on the cash received by the Company, warrants based on the debt’s principal and a market-based finder’s fee with a portion payable in cash and another portion payable in warrants.

The senior secured notes were scheduled to mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 17,960,512 five-year Class T warrants have been issued to the lenders, including 12,881,835 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through January 31, 2024. During the three months ended March 31, 2019, the Company issued 1,906,577 warrants in connection with the notes payable. The warrants were valued at $8,997 and had an allocated relative fair value of $7,753.

A total of 1,436,841 five-year Class T warrants have been issued for finders fees related to this debt financing including 1,030,547 to a related party. The warrants issued for finders fees were fair valued at $25,863 for the three months ended March 31, 2019, using a Black Scholes valuation model (see table below), and are included in interest expense and finance costs.

During the three months ended March 31, 2019 and 2018, the Company accrued cash finders fees related to this debt financing totaling $40,350 and $21,000, respectively, to related party entities and are included in interest expense and finance costs. Interest and financing costs, including finders fees, of $127,048 and $62,404 were expensed during the three months ended March 31, 2019 and March 31, 2018, respectively. Total interest of $309,478 is accrued at March 31, 2019 and is included in Interest payable and Interest payable – related parties. Interest due at March 31, 2019 was not timely paid. To date, the senior secured notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

The table below summarizes the total senior secured notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the senior secured notes payable and senior secured notes payable – related party.

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	$ 200,000	$ 210,526	1,105,262	88,421	$ 6,000
Notes Payable	March 31, 2019	$ 14,000	$ 14,737	77,368	6,189	$ 420
		$ 919,000	$ 967,368	5,078,677	406,294	$ 6,420

Related Party	Dec. 22, 2017	$ 1,000,000	$ 1,052,632	5,526,312	442,105	$ 30,000
Related Party	Dec. 24, 2018	$ 1,260,000	$ 1,326,316	6,963,155	557,052	$ 37,800
Related Party	March 31, 2019	$ 71,000	$ 74,737	392,368	31,390	$ 2,130
		$ 2,331,000	$ 2,453,685	12,881,835	1,030,547	$ 69,930

		$ 3,250,000	$ 3,421,053	17,960,512	1,436,841	$ 76,350

The total fair value of the Class T warrants was estimated on the issue dates at $34,860 and $nil for the three months ended March 31, 2019 and March 31, 2018, respectively, using the following weighted average assumptions:

March 31, 2019
Market price of common stock on date of issuance	$0.02 - $0.0275
Risk-free interest rate	2.43% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 155.6%

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

6.NOTES PAYABLE IN GOLD

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

On November 30, 2017, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

•Fifteen percent (15%), or 76 ounces, of the required quantity of gold under the contract, prior to amendment one in 2014, amendment two in 2015, and amendment three in 2016, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2017. In lieu of gold, the Company could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. The Company paid a total of $97,295 in cash to satisfy this renegotiated term.

•The Company agreed to pay interest on the value of the delayed delivery required quantity of $341,543, at an annual non-compounding percentage rate of 10% payable quarterly with any remaining interest due and payable on the delivery date.

•If the delivery date index price on November 30, 2018 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2018.

On November 30, 2018, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following terms:

•In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, is hereby amended to be no later than February 28, 2019.

•Subsequent to November 30, 2018, the Company hereby agrees to pay interest on the value of the Fourth Delayed Delivery Required Quantity (calculated as described in section 4 below) at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity. Interest shall be non-compounding, provided however, that any interest no paid in full by any required Interest Payment Date, shall be added to the principal amount of the value of the Fourth Delayed Delivery Required Quantity and shall be subject to interest at the Interest Rate until such late interest payment is made in full.

•All interest due and payable shall be paid in cash to the Purchaser at the bank account designated by the Purchaser.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

•Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity shall be reset on December 1, 2018 and shall be equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the greater of either: (a) the Delivery Date Index Price (as defined in the Contract) on November 30, 2017: (b) the Delivery Date Index Price (as defined in the Contract) on November 30, 2018; or (c) the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter. The Original Purchase Price was the lesser of either (i) $1,350 per ounce of fine gold or (ii) a 25% discount to the Initial Index Price (as defined in the Contract).

•If the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, is less than the Original Purchase Price, an Additional Adjusted Required Amount, equal to the Fourth Delayed Delivery Required Quantity multiplied by a ratio, consisting of the Original Purchase Price as the numerator and the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, as the denominator, less the Fourth Delayed Delivery Required Quantity, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

For the three months ended March 31, 2019, using the value of the Fourth Delayed Delivery Price of $1,319, the Company recognized a change in fair value of $9,777. For the three months ended March 31, 2018, using a forward gold price of $1,341, the Company recognized a change in fair value of $1,828 in accounting for these notes as derivatives.

The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At March 31, 2019 and December 31, 2018, the Company had outstanding total notes payable in gold of $351,934 and $342,157, respectively, representing 266.788 ounces of fine gold deliverable at March 31, 2019. Interest of $8,011 was expensed during the three months ended March 31, 2019, of which $2,990 is accrued at March 31, 2019 and is included in Interest payable.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, the Company was unable to make payment to the holders of the notes payable in gold. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

7.COMMITMENTS AND CONTINGENCIES

The Company has 426.5 acres of patented claims and 22,432 acres of non-patented claims. We are subject to annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees due November 30 of each year, we are also required to meet annual labor requirements due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. Following are the annual claims and labor requirements for 2019.

November 30, 2019
Claims Rental	$ 90,670
Annual Labor	61,100
Yearly Totals	$ 151,770

The Company has a carryover to 2019 of approximately $28.6 million to satisfy its annual labor requirements. This carryover expires in the years 2019 through 2024 if unneeded to satisfy requirements in those years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

8.SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2019, the Company entered into additional notes payable totaling $120,000, net of discounts, of which $70,000 was from a related party.

The Company is currently in negotiations with holders of the senior secured notes as well as the holders of the notes payable in gold to amend the terms of the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 3, 2019. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Goldrich and NyacAU are currently in arbitration. The arbitration is proceeding on the basis that GNP will be dissolved. The first arbitration hearings were from July 19 to July 31, 2018 and the second arbitration hearings were from August 20 to 28, 2018. Goldrich and NyacAU are now awaiting the rulings of the arbitration panel. Under the terms of the Operating Agreement, rulings from the three-person arbitration panel are final. The outcome of the arbitration is not yet determined and cannot be estimated or assured.

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

The timing of the issuance of the Award and lack of sufficient financings precluded us from scheduling a winter trail to transport additional equipment and supplies to the Chandalar property, which had to be completed prior to mid-April 2019. We believe we will be able to obtain financing for purchase of equipment, whether the equipment previously used by GNP or purchased from third parties, in order to bring the mine back into production in 2020 and beyond.  The 2019 year will be used to formulate a mine plan, obtain the necessary mining permits, rehabilitate the mine, remove overburden, and prepare according to the plan to resume production in 2020. These plans are contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2019 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $323,684 for interest, $351,934 for payment of the gold notes, $2,453,684 for payment of notes payable to related party, and $967,371 for the payment of senior secured loans over the next 12 months as of March 31, 2019. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us and unfavorable rulings could have a significant negative impact on our cash flows. We have filed for arbitration before a panel of three independent arbitrators to address each of the disputed claims. A successful arbitration may result in significant increases to the 2018, 2017 and 2016 distributions. The arbitration proceedings are in progress as of the date of this report; no assurance can be given that the arbitration will be successful.

Failure in receiving distributions under our damage claims at arbitration or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue is allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements included as part of this annual report as filed on Form 10-K for 2019. The arbitration is proceeding on the basis that GNP will be dissolved. Subsequent to any dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report.

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

We currently have only a brief recent history of a recurring source of revenue. If we profitably execute a production business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2019, we completed financings of $85,000, compared to $nil net cash for note financings and placements of our securities during the three months ended March 31, 2018. Subsequent to the close of the three months ended March 31, 2019, we borrowed an additional $126,315 of notes payable, bringing the total notes payable obligation as of May 17, 2019, to $3,547,370, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019. To date, the notes payable have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently extended to March 31, 2019, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At March 31, 2019, we had outstanding total notes payable in gold of $351,934, representing 266.789 ounces of fine gold deliverable at March 31, 2019. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On March 31, 2019, we had total liabilities of $6,239,049 and total assets of $1,059,948. This compares to total liabilities of $5,912,698 and total assets of $1,083,521 on December 31, 2018. As of March 31, 2019, our liabilities consist of $451,256 for remediation and asset retirement obligations, $351,934 of notes payable in gold, $967,371 of notes payable, $2,453,684 of notes payable – related parties, $1,177,876 of trade payables and accrued liabilities, $27,036 of accrued interest payable, $296,649 of accrued interest payable – related parties, $482,625 due to related parties, and $30,618 for dividends payable. Of these liabilities, $5,787,793 is due within 12 months. The increase in liabilities compared to December 31, 2018 is due to an increase in trade and related party payables, additional borrowings under notes payable - related parties, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of a decrease in cash due to financing activities insufficient to cover the level of operating expenses, offset by an increase in prepaid expenses during the quarter ended March 31, 2019.

On March 31, 2019, we had negative working capital of $5,598,056 and a stockholders’ deficit of $5,179,101 compared to negative working capital of $5,521,940 and stockholders’ deficit of $4,829,177 for the year ended December 31, 2018. Working capital decreased during the quarter ended March 31, 2019 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related parties. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2019.

During the three months ended March 31, 2019, we used cash from operating activities of $144,347 compared to $364,161 for the period ended March 31, 2018. Net losses were slightly lower year over year due largely to an insurance refund of professional service costs in relation to the arbitration, with all other expense categories being relatively stable compared to the same period of 2018. Net operating losses were $383,542 and $401,170 for the three months ended March 31, 2019 and 2018, respectively, including depreciation of $331 and $2,359 for the respective quarters.

During the three months ended March 31, 2019 and 2018 respectively, we used no cash in investing activities.

During the three months ended March 31, 2019, cash of $85,000 was provided by financing activities, compared to $nil provided during the same period of 2018.

Private Placement Offerings

Notes Payable & Notes Payable – Related Party

During the three months ended March 31, 2019, we received the third tranche of the notes payable for $89,474, discounted at 5%, or $4,474, resulting in net proceeds of $85,000, of which $71,000 was from a related party. At March 31, 2019, we had outstanding Notes payable of $967,371, with all discounts being amortized. At December 31, 2018, we had outstanding Notes payable of $952,634, with all discounts being amortized. At March 31, 2019, we had outstanding Notes payable – related party of $2,453,684, with all discounts being amortized. At December 31, 2018, we had outstanding Notes payable – related party of $2,378,947, with all discounts being amortized.

These Notes payable and Notes payable – related party are high risk debt instruments, and therefore include terms that are not typical to debt instruments of lower risk. The terms include an interest rate that may be higher than a rate on a low risk note, a discount on the cash received by us, warrants based on the debt’s principal and a market-based finder’s fee with a portion payable in cash and another portion payable in warrants.

The senior secured notes were scheduled to mature on October 31, 2018, have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 17,960,512 five-year Class T warrants have been issued to the lenders, including 12,881,835 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through January 31, 2024. During the three months ended March 31, 2019, we issued 1,906,577 warrants in connection with the notes payable. The warrants were valued at $8,997 and had an allocated relative fair value of $7,753.

A total of 1,436,841 five-year Class T warrants have been issued for finders fees related to this debt financing including 1,030,547 to a related party. The warrants issued for finders fees were fair valued at $25,863 for the three months ended March 31, 2019, using a Black Scholes valuation model (see table below), and are included in interest expense and finance costs.

During the three months ended March 31, 2019 and 2018, we accrued cash finders fees related to this debt financing totaling $40,350 and $21,000, respectively, to related party entities and are included in interest expense and finance costs. Interest and financing costs, including finders fees, of $127,048 and $62,404 were expensed during the three months ended March 31, 2019 and March 31, 2018, respectively. Total interest of $309,478 is accrued at March 31, 2019 and is included in Interest payable and Interest payable – related parties. Interest due at March 31, 2019 was not timely paid. To date, the senior secured notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with us to extend the due date.

The table below summarizes the total senior secured notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the senior secured notes payable and senior secured notes payable – related party:

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	$ 200,000	$ 210,526	1,105,262	88,421	$ 6,000
Notes Payable	March 31, 2019	$ 14,000	$ 14,737	77,368	6,189	$ 420
		$ 919,000	$ 967,368	5,078,677	406,294	$ 6,420

Related Party	Dec. 22, 2017	$ 1,000,000	$ 1,052,632	5,526,312	442,105	$ 30,000
Related Party	Dec. 24, 2018	$ 1,260,000	$ 1,326,316	6,963,155	557,052	$ 37,800
Related Party	March 31, 2019	$ 71,000	$ 74,737	392,368	31,390	$ 2,130
		$ 2,331,000	$ 2,453,685	12,881,835	1,030,547	$ 69,930
		$ 3,250,000	$ 3,421,053	17,960,512	1,436,841	$ 76,350

The total fair value of the Class T warrants was estimated on the issue dates at $34,860 and $nil for the three months ended March 31, 2019 and March 31, 2018, respectively, using the following weighted average assumptions:

March 31, 2019
Market price of common stock on date of issuance	$0.02 - $0.0275
Risk-free interest rate	2.43% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 155.6%

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

(v) Any GNP Distributions that are part of the GVC Sale, described below; and

(vi) Any GNP Distributions which are secured by our outstanding Senior Gold Forward Sales Contracts.

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

On November 30, 2017, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2017 was alleviated by agreements with the three note holders to extend the delivery date of gold to November 30, 2018, with the following terms:

•Fifteen percent (15%), or 76 ounces, of the required quantity of gold under the contract, prior to amendment one in 2014, amendment two in 2015, and amendment three in 2016, which was originally due on the Delivery Date of November 30, 2014, was delivered on November 30, 2017. In lieu of gold, we could elect to satisfy the delivery of the deliverable required quantity by paying, an amount equal to the deliverable required quantity times the greater of the original purchase price or the index price for the day preceding the date of payment. We paid a total of $97,295 in cash to satisfy this renegotiated term.

•We agreed to pay interest on the value of the delayed delivery required quantity of $341,543, at an annual non-compounding percentage rate of 10% payable quarterly with any remaining interest due and payable on the delivery date.

•If the delivery date index price on November 30, 2018 is less than the original purchase price, an additional adjusted required amount shall be delivered by December 31, 2018.

On November 30, 2018, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following terms:

•In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, is hereby amended to be no later than February 28, 2019.

•Subsequent to November 30, 2018, we hereby agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity (calculated as described in section 4 below) at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity.  Interest shall be non-compounding, provided however, that any interest not paid in full by any required Interest Payment Date, shall be added to the principal amount of the value of the Fourth Delayed Delivery Required Quantity and shall be subject to interest at the Interest Rate until such late interest payment is made in full. All interest due and payable shall be paid in cash to the Purchaser at the bank account designated by the Purchaser in Schedule A hereto.

•Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity shall be reset on December 1, 2018 and shall be equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the greater of either: (a) the Delivery Date Index Price (as defined in the Contract) on November 30, 2017; (b) the Delivery Date Index Price (as defined in the Contract) on November 30, 2018; or (c) the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter. The Original Purchase Price was the lesser of either (i) $1,350 per ounce of fine gold or (ii) a 25% discount to the Initial Index Price (as defined in the Contract).

•If the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, is less than the Original Purchase Price, an Additional Adjusted Required Amount, equal to the Fourth Delayed Delivery Required Quantity multiplied by a ratio, consisting of the Original Purchase Price as the numerator and the Delivery Date Index Price on February 28, 2019, or on the actual date delivery is made if delivery is before February 28, 2019, as the denominator, less the Fourth Delayed Delivery Required Quantity, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, we were unable to make payment to the holders of the notes payable in gold. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with us to extend the due date.

For the quarter ended March 31, 2019, using the value of the Fourth Delayed Delivery Price of $1,319, we recognized a change in fair value of $9,777 in accounting for these notes as derivatives. The fair value was calculated using the market approach with Level 2 inputs. At March 31, 2019, we had outstanding total notes payable in gold of $351,934, representing 266.788 ounces of fine gold deliverable at March 31, 2019. Interest due at March 31, 2019 was not timely paid.

Subsequent Events

Subsequent to the three months ended March 31, 2019, the Company entered into additional notes payable totaling $120,000, net of discounts, of which $70,000 was from a related party.

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

Contractual Obligations

See Subsequent Events above.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•Estimates of the recoverability of the carrying value of our mining and mineral property assets. We use publicly available pricing or valuation estimates of comparable property and equipment to assess the carrying value of our mining and mineral property assets. However, if future results vary materially from the assumptions and estimates used by us, we may be required to recognize an impairment in the assets’ carrying value.

•Expenses and disclosures associated with accounting for stock-based compensation. We used the Black-Scholes option pricing model to estimate the fair market value of stock options issued under our stock-based compensation plan, which determines the recognition of associated compensation expense. This valuation model requires the use of judgment in applying assumptions of risk-free interest rate, stock price volatility and the expected life of the options. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in this valuation could have a material effect upon the reported operating results.

•Estimates of our environmental liabilities. Our potential obligations in environmental remediation, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

•Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 5 Joint Ventures to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

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

Changes in internal controls over financial reporting

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2018.

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

During the quarter ended March 31, 2019, at our joint venture, GNP, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 17, 2019

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2019

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer