Form 10-Q
period 2019-06-30
GOLDRICH MINING CO
filed 2019-08-27
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

(Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2607 Southeast Blvd, Ste. B211
Spokane, Washington	99223-4942
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	GRMC	OTCQB

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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 26, 2019:    139,573,798

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1.  Financial Statements3

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation19

Item 3. Quantitative and Qualitative Disclosures about Market Risk28

Item 4. Controls and Procedures28

PART II – OTHER INFORMATION29

Item 1.  Legal Proceedings29

Item 1A.  Risk Factors29

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds29

Item 3.  Defaults upon Senior Securities29

Item 4.  Mine Safety Disclosure29

Item 5.  Other Information29

Item 6.  Exhibits30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company	(Unaudited)
Consolidated Balance Sheets (Unaudited)	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 22,217	$ 77,178
Prepaid expenses	145,639	122,131
Other current assets	13,671	13,671
Total current assets	181,527	212,980

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,371	2,025
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	869,887	870,541
Total assets	$ 1,051,414	$ 1,083,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,153,079	$ 1,052,520
Interest payable	73,306	44,747
Interest payable – related party	391,288	205,570
Related parties payables	536,335	457,727
Notes payable	1,020,000	952,634
Notes payable – related party	2,595,790	2,378,947
Notes payable in gold	375,905	342,157
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	6,176,321	5,464,920

Long-term liabilities:
Remediation and asset retirement obligation	454,734	447,778
Total long-term liabilities	454,734	447,778
Total liabilities	6,631,055	5,912,698

Commitments and contingencies (Notes 3, 4, 5, 7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,874,932	13,832,978
Accumulated deficit	(33,683,128)	(32,890,710)
Total stockholders’ deficit	(5,579,641)	(4,829,177)
Total liabilities and stockholders' deficit	$ 1,051,414	$ 1,083,521

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Exploration	$ -	$ 25,811	$ -	$ 39,654
Mine preparation costs	37,699	-	65,475	-
Depreciation and amortization	324	1,675	654	4,034
Management fees and salaries	54,813	133,440	116,750	192,252
Professional services	5,638	-	40,963	52,177
General and administration	63,179	72,473	112,211	135,333
Office supplies and other	2,264	3,102	3,743	3,711
Directors' fees	1,200	9,400	9,200	12,900
Mineral property maintenance	22,667	22,643	45,335	45,285
Arbitration (Note 3)	27,420	699,275	(19,303)	728,451
Total operating expenses	215,204	967,819	375,028	1,213,797

Other expense:
Change in fair value of notes payable in gold	23,971	(34,083)	33,748	(32,255)
Interest expense and finance costs	169,681	194,166	383,622	347,550
Loss on foreign exchange	20	-	20	-
Total other expense	193,672	160,083	417,390	315,295

Net loss	408,876	1,127,902	792,418	1,529,092

Preferred dividends	1,896	1,896	3,771	3,771
Net loss available to common stockholders	$ 410,772	$ 1,129,798	$ 796,189	$ 1,532,863

Net loss per common share – basic and diluted	$ (Nil)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average common
shares outstanding – basic and diluted	139,573,798	134,825,720	139,573,798	134,468,748

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,761)	$(1,411,873)
Net loss						(401,190)	(401,190)
Balance, March 31, 2018	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,511,951)	(1,813,063)
Warrants issued with notes payable					57,421		57,421
Shares issued for accounts and related party payables	3,615,989	361,599			(220,301)		141,298
Shares granted to directors and officers	1,850,000	185,000			(120,435)		64,565
Other					(25,520)		(25,520)
Net loss						(1,127,902)	(1,127,902)
Balance, June 30, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,708,097	$(30,639,853)	$(2,703,201)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with notes payable					7,754		7,754
Warrants issued for finders fees					25,864		25,864
Net loss						(383,542)	(383,542)
Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)
Warrants issued with notes payable					7,845		7,845
Warrants issued for finders fees					491		491
Net loss						(408,876)	(408,876)
Balance, June 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,874,932	$(33,683,128)	$(5,579,641)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (792,418)	$ (1,529,092)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	654	4,034
Change in fair value of notes payable in gold	33,748	(32,255)
Warrants issued for finders fees	26,354	-
Share-based compensation	-	64,566
Discount on note payable	29,809	197,087
Accretion of asset retirement obligation	6,956	6,688

Change in:
Prepaid expenses	(23,509)	(67,933)
Accounts payable and accrued liabilities	100,559	405,660
Interest payable	28,559	31,338
Interest payable – related parties	185,719	57,061
Related parties payable	78,608	(24,643)
Net cash used - operating activities	(324,961)	(887,489)
Cash flows from financing activities:
Proceeds from notes payable and warrants, net	64,000	189,367
Proceeds from notes payable and warrants – related party, net	206,000	265,113
Net cash provided - financing activities	270,000	454,480

Net (decrease) in cash and cash equivalents	(54,961)	(433,009)

Cash and cash equivalents, beginning of period	77,178	486,211
Cash and cash equivalents, end of period	$ 22,217	$ 53,202

Non-cash financing and investing activities:
Warrants issued for debt financing	$ 15,600	$ 57,421
Accounts payable satisfied with common stock	$ -	$ 50,000
Related party payables satisfied with common stock	$ -	$ 91,298

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

The Company currently has no historical recurring source of revenue and in 2016 received its first cash distribution from the joint venture (Note 3). With the dissolution of the joint venture, the process of which began June 3, 2019, these distributions will cease, other than any distribution the Company may be awarded in arbitration (see Note 3 Joint Venture). The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. During the six months ended June 30, 2018, management reclassified Arbitration expenses of $699,275 and $728,451 for the three- and six-month periods ended June 30, 2018, respectively, from Professional services, General and administrative and other line items on previously reported Consolidated Statements of Operations captions to a separate line item because of its significance to the Company’s operations during the year. These reclassifications have no impact of the total net loss for the three and six months ended June 30, 2019 and 2018.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2019, there were 139,573,798 shares of our common stock issued and outstanding.

For the periods ended June 30, 2019 and 2018, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 97,261,792 and 106,038,703, respectively, would have been anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard on January 1, 2019. The Company performed an assessment of the impact of implementation of ASU No. 2016-02, and concluded it does not have an effect on the consolidated financial statements. The Company currently has two operating leases for the corporate office rent and a small storage unit in Fairbanks, Alaska; both are less than a year and do not require recognition under the standard update.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2019, with no effect on the consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost method. In accordance with ASU No. 2014-09, the Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. Other than any distribution the Company may be awarded in arbitration (see Note 3 Joint Venture), there was no distribution from the joint venture for 2018, and there will be no distribution for 2019, due to arbitration proceedings and dissolution of the joint venture. See note 3, Joint Venture.

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

During 2019 and 2018, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2019	Balance December 31, 2018	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 375,905	$ 342,157	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at June 30, 2019 and December 31, 2018.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Substantially all required allocations and distributions are required to be made no later than October 31st of each year, with any remaining allocations or distributions being completed no later than December 31st of each year, unless otherwise agreed in writing by the Members. As of June 30, 2019, dissolution of the JV is likely, and distributions under item 2 above for the production season have been calculated using the same methodology as prior years’ distributions, although NyacAU has challenged its responsibility to declare or pay any distributions of this type due to the pending dissolution of the JV. The Company has refuted the challenge (see Arbitration).

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

At the conclusion of 2017, Goldrich was allocated a distribution of $218,770, under #2 above. In accordance with terms of the Operating Agreement, the Company had the distribution applied toward Loan3. In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, is carried on GNP’s financial records at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. At each of June 30, 2019 and December 31, 2018, the principal balance due on Loan3 was $91,488, as adjusted by the joint venture during arbitration, with additional interest of approximately $13,660 and $9,150, respectively. These amounts may be further adjusted by Arbitration awards.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

In accordance with ASC 450, Contingencies (“ASC 450”), the Company accounts for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are in progress and no assurance can be given that the arbitration will result in a successful outcome for the Company. A successful arbitration may result in increases to the 2017 and 2016 distributions and revise the computation of these distributions in 2018. Other than any distribution the Company may be awarded in arbitration, there will be no distribution for 2019 due to the dissolution of the joint venture. An unsuccessful arbitration could have an indeterminate negative effect. Due to uncertainties relating to the pending outcome, the financial statements contain no adjustments for the final results of the arbitration. The arbitration is proceeding on the basis that GNP will be dissolved.

During the six months ended June 30, 2019 and 2018, management made certain reclassifications from professional services expense, general and administrative expense and other line items on previously reported Consolidated Statements of Operations captions into Arbitration costs. The Company incurred $(19,303) and $728,451 in arbitration expenses during the six months ended June 30, 2019 and 2018, respectively. The $(19,303) is a result of a $220,147 reimbursement for costs by the Company’s Directors and Officers insurance, netted against expenses of $200,844 for the six months ended June 30, 2019.

Due to the JV’s failure to meet the Minimum Production Requirements defined in the Operating Agreement, the JV is being dissolved. No financial statement adjustment has been recorded for the failure of the JV to meet the Minimum Production Requirements. The certificate of dissolution was received in July with an effective date of June 3, 2019. NyacAU, as the manager of GNP, shall act as liquidator to wind up the Company within one (1) year, or such longer period as may be agreed to in writing by the joint venture members. If NyacAU cannot or does not accomplish the liquidation within one (1) year or any agreed upon extension, Goldrich shall complete the liquidation.

4.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through June 30, 2019, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Six Months ended 6/30/19	Year ended 12/31/18
Beginning Balance	$295,000	$192,500
Deferred During Period	90,000	180,000
Cash Paid During Period	(10,000)	(77,500)
Ending Balance	$375,000	$295,000

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

CFO	Three Months ended 6/30/19	Year ended 12/31/18
Beginning Balance	$64,909	$35,202
Deferred During Period	28,158	64,222
Cash Paid During Period	(12,734)	(34,515)
Ending Balance	$80,333	$64,909

During the year ended December 31, 2018, the Company also awarded 1,850,000 shares of common stock to officers and a director as compensation. The fair value of the shares awarded was $64,565 based upon the quoted value of the stock at the time of the grant.

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At December 31, 2018, the Company had outstanding Notes payable of $952,634 and outstanding Notes payable - related party of $2,378,947, with all discounts being amortized. The Notes payable and Notes payable - related party had matured on October 31, 2018 and are now due on demand.

During the three and six months ended June 30, 2019, the Company received the third and fourth tranche of the notes payable for $89,474 and $194,737, for the respective tranches, discounted at 5%, or $4,474 and $9,737, resulting in net proceeds of $85,000 and $270,000 for the three and six months ended June 30, 2019, respectively, of which $71,000 and $206,000 was from a related party, respectively. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

At June 30, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable – related party of $2,595,790, with all discounts being amortized. The Company is in negotiations with holders of the Notes payable and Notes payable – related party to amend payment terms.

The notes have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 18,982,878 five-year Class T warrants have been issued to the lenders, including 13,627,886 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through June 21, 2024. During the six months ended June 30, 2019, the Company issued 1,492,102 warrants in connection with the notes payable. The warrants had a fair value of $17,668 and had an allocated relative fair value of $15,600.

A total of 1,518,630 five-year Class T warrants have been issued for finders fees related to this debt financing including 1,090,231 to a related party. The warrants issued for finders fees were fair valued at $25,864 and $26,354 for the three and six months ended June 30, 2019, using a Black Scholes valuation model (see table below), and are included in interest expense and finance costs.

During the three and six months ended June 30, 2019, the Company accrued cash finders fees related to this debt financing totaling $40,350 and $45,900 compared to $21,000 for each for the three- and six-month periods ended June 30, 2018 to related party entities and are included in interest expense and finance costs. Interest of $132,135 and $259,183 were expensed during the three and six months ended June 30, 2019 compared to $73,759 and $138,753 expensed during the three and six months ended June 30, 2018. Total interest for the notes of $441,613 is accrued at June 30, 2019 and is included in Interest payable and Interest payable – related parties. Interest due at June 30, 2019 was not timely paid. To date, the notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Interest payable on the consolidated balance sheet also includes $11,217 interest accrued on a Related parties payable and $11,764 accrued on Notes payable in gold.

The table below summarizes the total notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the notes payable and notes payable – related party.

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	200,000	210,526	1,105,262	88,421	6,000
Notes Payable	March 31, 2019	14,000	14,737	77,368	6,189	420
Notes Payable	June 30, 2019	50,000	52,632	276,315	22,105	1,500
Total Notes Payable		$ 969,000	$ 1,020,000	5,354,992	428,399	$ 7,920

Related Party	Dec. 22, 2017	1,000,000	1,052,632	5,526,312	442,105	30,000
Related Party	Dec. 24, 2018	1,260,000	1,326,316	6,963,155	557,052	37,800
Related Party	March 31, 2019	71,000	74,737	392,368	31,390	2,130
Related Party	June 30, 2019	135,000	142,105	746,051	59,684	4,050
Total Related Party		2,466,000	2,595,790	13,627,886	1,090,231	73,980
Total		$ 3,435,000	$ 3,615,790	18,982,878	1,518,630	$ 81,900

The total fair value of the Class T warrants was estimated on the issue dates at $25,863 and $68,747 for the six months ended June 30, 2019 and June 30, 2018, respectively, using the following weighted average assumptions:

	June 30, 2019	June 30, 2018
Market price of common stock on date of issuance	$0.007 - $0.0275	$0.02
Risk-free interest rate	1.8% - 2.51%	2.58%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	154.7% - 162.5%	155.5%

The notes are secured by distributions from the GNP joint venture. The notes are senior to general non-trade creditors and all equity holders in the event of dissolution of the Company with a distribution of assets. The notes rank junior to:

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

On November 30, 2018, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following significant terms:

•In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, was amended to be no later than February 28, 2019.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

•Subsequent to November 30, 2018, the Company agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity.

•Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity was reset on December 1, 2018 and was equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by a price as defined in the amendment.

•If the Delivery Date Index Price is less than the Original Purchase Price, an Additional Adjusted Required Amount, as defined in the amendment, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, the Company was unable to make payment to the holders of the notes payable in gold.

Subsequent to June 30, 2019, the Company renegotiated terms with the holders. A default condition arising from the non-delivery of the gold on March 31, 2019, was alleviated by agreements with the three note holders with the following amended terms:

•The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the purchaser gives notice to the Company that the Fourth Delayed Delivery Required Quantity must be delivered.

•Subsequent to February 28, 2019, the Company agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity at an annual percentage rate of 10% from February 28, 2019, payable quarterly with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity.

•The Company, at the Company’s sole discretion, has the option to pay or deliver the Fourth Delayed Delivery Required Quantity prior to receiving notice from the Purchaser demanding payment of the Fourth Delayed Delivery Required Quantity or prior to sixty days after the Fourth Delayed Delivery Required Quantity Notice Date. If the Company exercises this option, in relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, was amended to be the date of actual payment or delivery.

•The value of the Fourth Delayed Delivery Required Quantity was reset on March 1, 2019 and was equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter.

To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold.

For the six months ended June 30, 2019, using the fair value of gold on June 30, 2019 of $1,409 per ounce, the Company recognized an increase in fair value of $33,748. For the six months ended June 30, 2018, using a forward gold price of $1,213, the Company recognized a decrease in fair value of $32,255 in accounting for these notes as derivatives.

The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At June 30, 2019 and December 31, 2018, the Company had outstanding total notes payable in gold of $375,905 and $342,157, respectively, representing 266.788 ounces of fine gold deliverable at March 31, 2019. Interest of $16,785 was expensed during the six months ended June 30, 2019, of which $11,764 is accrued at June 30, 2019 and is included in Interest payable.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

The Company has a labor requirement carryover to 2019 of approximately $28.6 million to satisfy its annual labor requirements. This carryover expires in the years 2019 through 2024 if unneeded to satisfy requirements in those years.

8.SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2019, the Company entered into additional notes payable totaling $205,000 from a related party, with cash proceeds of $205,000 to the Company. The Company also entered into amendments to the Notes payable in gold as described in Note 6 above.

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

General

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration we have discovered gold in prolific micro-fractures within schist in many places and have petrographic and geochemical evidence linking these and larger vein-hosted gold occurrences to an intrusive source. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012, 2013, and 2016 through 2019. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

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

Dissolution of the GNP Joint Venture:

As previously anticipated and disclosed, we announced the dissolution of GNP in August of 2019. The certificate of dissolution was received in July with an effective date of June 3, 2019. NyacAU is the manager of the GNP joint venture.

The joint venture was dissolved because GNP failed to meet the Minimum Production Requirements. According to the terms of the joint venture operating agreement, GNP was required to pay a contractual Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to Goldrich by October 31, 2018. The Minimum Production Requirement for each year was determined based on the spot price of gold on December 1 of the preceding year.

GNP’s lease to mine the placer properties terminates upon dissolution of GNP and GNP has no further rights to mine the placer properties located on Goldrich’s mining claims.

NyacAU, as the manager of GNP, shall act as liquidator to wind up the Company within one (1) year, or such longer period as may be agreed to in writing by the joint venture members. If NyacAU cannot or does not accomplish the liquidation within one (1) year or any agreed upon extension, Goldrich shall complete the liquidation. Most of the equipment used by the joint venture has already been moved off the mine site.

Goldrich and NyacAU are currently in arbitration and are awaiting the rulings of the arbitration panel. Under the terms of the GNP Operating Agreement, rulings from the three-person arbitration panel are final. The outcome of the arbitration is not yet determined and cannot be estimated or assured.

Planned 2019 Exploration and Mining Activities

In 2019, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property. We will once again undertake such activities if and when our financial situation permits.

Although all rights to mine the placer properties revert to Goldrich upon dissolution of GNP, at the date of the report, the arbitration panel had not yet determined such matters as ownership of the mining permit, the ownership of all mining equipment used by GNP, treatment of certain accounting practices employed by the manager of the JV, which may significantly affect the distributions due to us, and several other matters. Due to the timing of the issuance of the Award, management has been precluded from making meaningful progress in obtaining financing, equipment, personnel, permit authority or other infrastructure requirements to conduct production activities Chandalar in 2019.

We are in the process of developing a mine plan for the Chandalar gold project. The timing of the issuance of the Award and lack of sufficient financings precluded us from scheduling a winter trail to transport additional equipment and supplies to the Chandalar property, which had to be completed prior to mid-April 2019. We believe we will be able to obtain financing for purchase of equipment, whether the equipment previously used by GNP or purchased from third parties, in order to bring the mine back into production in 2020 and beyond.  The 2019 year will be used to formulate a mine plan, obtain the necessary mining permits, rehabilitate the mine, remove overburden, and prepare according to the plan to resume production in 2020. These plans are contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2019 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $464,594 for interest, $375,905 for payment upon demand by holders of the gold notes, $2,595,790 for payment of notes payable to related party, and $1,020,000 for the payment of senior secured loans over the next 12 months as of June 30, 2019. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this may be recouped if we are successful in the arbitration. Of necessity, we have had to rely on a friendly related party and note holders to provide the limited funding we have been able to secure, pending the resolution of the arbitration and the removal of its associated uncertainties that are preventing us from moving forward with operating and mining plans and the associated financing to implement those plans. We plan to raise the required financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us and unfavorable rulings could have a significant negative impact on our cash flows. We have filed for arbitration before a panel of three independent arbitrators to address each of the disputed claims. A successful arbitration may result in significant increases to the 2018, 2017 and 2016 distributions. Arbitration testimony was completed in August 2018, with many motions and responses submitted to the panel since that time. The panel issued an Interim Award on May 25, 2019 but has yet to rule if the Interim Award may be changed.  Also, the Interim Award requested additional data and calculations relating to various matters that could affect the final outcome of the arbitration. No assurance can be given that the arbitration will be successful.

Failure in receiving distributions under our damage claims at arbitration or in our efforts to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations. Under the joint venture operating agreement, revenue was to be allocated in accordance with the 5-point schedule outlined in the section Joint Venture Agreement in the Notes to our financial statements included as part of our annual report as filed on Form 10-K for 2019. GNP is being dissolved as previously disclosed. Subsequent to the dissolution, NyacAU is entitled to a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report.

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

During the six months ended June 30, 2019, we completed financings of $270,000, compared to $454,480 net cash for note financings and placements of our securities during the six months ended June 30, 2018. At June 30, 2019, we owe a total of $3,615,790 for notes payable, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019. To date, the notes payable have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

If we are unable to timely satisfy our obligations under the notes payable and the notes payable in gold, , and we are not able to re-negotiate the terms of those agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by gold production at Chandalar. At June 30, 2019, we had outstanding total notes payable in gold of $375,905, representing 266.789 ounces of fine gold deliverable within 60 days of demand by the note holders. To date, the gold notes have not been paid and the note holders have not demanded payment.

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

Results of Operations

On June 30, 2019, we had total liabilities of $6,631,055 and total assets of $1,051,414. This compares to total liabilities of $5,912,698 and total assets of $1,083,521 on December 31, 2018. As of June 30, 2019, our liabilities consist of $454,734 for remediation and asset retirement obligations, $375,905 of notes payable in gold, $1,020,000 of notes payable, $2,595,790 of notes payable – related parties, $1,153,079 of trade payables and accrued liabilities, $73,306 of accrued interest payable, $391,288 of accrued interest payable – related parties, $536,335 due to related parties, and $30,618 for dividends payable. Of these liabilities, $6,176,321 is due within 12 months. The increase in liabilities compared to December 31, 2018 is due to an increase in trade and related party payables, additional borrowings under notes payable and notes payable - related parties, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of a decrease in cash due to financing activities insufficient to cover the level of operating expenses, offset by an increase in prepaid expenses during the six months ended June 30, 2019.

On June 30, 2019, we had negative working capital of $5,994,794 and a stockholders’ deficit of $5,579,641 compared to negative working capital of $5,521,940 and stockholders’ deficit of $4,829,177 for the year ended December 31, 2018. Working capital decreased during the quarter ended June 30, 2019 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related parties. Stockholders’ equity decreased due to an operating loss for the six-month period ended June 30, 2019.

During the six months ended June 30, 2019, we used cash from operating activities of $324,961 compared to $887,489 for the period ended June 30, 2018. Net losses were slightly lower year over year due largely to a decrease in arbitration costs, an insurance refund of professional service costs in relation to the arbitration and decreases in management fees and general and administration fees as a result of reduced costs as a result of our inability to execute on strategic plans in the absence of a definitive award by the arbitration panel, compared to the same period of 2018. Net operating losses were $408,876 and $792,418 for the three and six months ended June 30, 2019, respectively, compared with $1,127,902 and 1,529,092 for the three and six months ended June 30, 2018, respectively. Net losses included depreciation of $1,675 and $4,034 for the respective six-month periods.

During the six months ended June 30, 2019 and 2018 respectively, we used no cash in investing activities.

During the six months ended June 30, 2019, cash of $270,000 was provided by financing activities, compared to $454,480 provided during the same period of 2018.

Private Placement Offerings

Notes Payable & Notes Payable – Related Party

At December 31, 2018, we had outstanding Notes payable of $952,634 and outstanding Notes payable - related party of $2,378,947, with all discounts being amortized. The Notes payable and Notes payable - related party had matured on October 31, 2018 and are now due on demand.

During the three and six months ended June 30, 2019, we received the third and fourth tranche of the notes payable for $89,474 and $194,737, for the respective tranches, discounted at 5%, or $4,474 and $9,737, resulting in net proceeds of $85,000 and $270,000 for the three and six months ended June 30, 2019, respectively, of which $71,000 and $206,000 was from a related party, respectively. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

At June 30, 2019, we had outstanding Notes payable of $1,020,000 and outstanding Notes payable – related party of $2,595,790, with all discounts being amortized. We are in negotiations with holders of the Notes payable and Notes payable – related party to amend payment terms.

The notes have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 18,982,878 five-year Class T warrants have been issued to the lenders, including 13,627,886 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through June 21, 2024. During the six months ended June 30, 2019, we issued 1,492,102 warrants in connection with the notes payable. The warrants were valued at $17,668 and had an allocated relative fair value of $15,600.

A total of 1,518,630 five-year Class T warrants have been issued for finders fees related to this debt financing, including 1,090,231 to a related party.  The warrants issued for finders fees were fair valued at $25,863 and $26,354 for the three and six months ended June 30, 2019, using a Black Scholes valuation model (see table below), and are included in interest expense and finance costs.

During the three and six months ended June 30, 2019, we accrued cash finders fees related to this debt financing totaling $40,350 and $45,900 compared to $21,000 for each for the three- and six-month periods ended June 30, 2018 to related party entities and are included in interest expense and finance costs. Interest of $132,135 and $259,183 were expensed during the three and six months ended June 30, 2019 compared to $73,759 and $138,753 expensed during the three and six months ended June 30, 2018. Total interest for the notes of $441,613 accrued at June 30, 2019 and is included in Interest payable and Interest payable – related parties. Interest due at June 30, 2019 was not timely paid. To date, the notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with us to extend the due date.

The table below summarizes the total notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the notes payable and notes payable – related party.

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	$ 200,000	$ 210,526	1,105,262	88,421	$ 6,000
Notes Payable	March 31, 2019	$ 14,000	$ 14,737	77,368	6,189	$ 420
Notes Payable	June 30, 2019	$ 50,000	$ 52,632	276,315	22,105	$ 1,500
Total Notes Payable		$ 969,000	$ 1,020,000	5,354,992	428,399	$ 7,920

Related Party	Dec. 22, 2017	$ 1,000,000	$ 1,052,632	5,526,312	442,105	$ 30,000
Related Party	Dec. 24, 2018	$ 1,260,000	$ 1,326,316	6,963,155	557,052	$ 37,800
Related Party	March 31, 2019	$ 71,000	$ 74,737	392,368	31,390	$ 2,130
Related Party	June 30, 2019	$ 135,000	$ 142,105	746,051	59,684	$ 4,050
Total Related Party		$ 2,466,000	$ 2,595,790	13,627,886	1,090,231	$ 73,980
Total		$ 3,435,000	$ 3,615,790	18,982,878	1,518,630	$ 81,900

The total fair value of the Class T warrants was estimated on the issue dates at $25,863 and $68,747 for the six months ended June 30, 2019 and June 30, 2018, respectively, using the following weighted average assumptions:

	June 30, 2019	June 30, 2018
Market price of common stock on date of issuance	$0.007 - $0.0275	$0.02
Risk-free interest rate	1.8% - 2.51%	2.58%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	154.7% - 162.5%	155.5%

The notes are secured by distributions from the GNP joint venture. The notes are senior to general non-trade creditors and all equity holders in the event of dissolution of the Company with a distribution of assets. The notes rank junior to:

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

On November 30, 2018, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold in 2018 was alleviated by agreements with the three note holders to extend the delivery date of gold to February 28, 2019, with the following significant terms:

•In relation to the remaining 55% of the original Required Quantity of Gold under the Contract, prior to Amendment One, Amendment Two, Amendment Three, and Amendment Four (the “Fourth Delayed Delivery Required Quantity”), such Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on February 28, 2019. In relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, was amended to be no later than February 28, 2019.

•Subsequent to November 30, 2018, we agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity at an annual percentage rate of 10% (the “Interest Rate”) payable quarterly on December 31, 2018 with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity.

•Subsequent to November 30, 2018, the value of the Fourth Delayed Delivery Required Quantity was reset on December 1, 2018 and was equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by a price as defined in the amendment.

•If the Delivery Date Index Price is less than the Original Purchase Price, an Additional Adjusted Required Amount, as defined in the amendment, shall be delivered to the Purchaser at the Delivery Point by March 31, 2019.

Due to the Joint Venture’s failure to meet Minimum Production Requirements or make a sufficient distribution to the Joint Venture partners, we were unable to make payment to the holders of the notes payable in gold.

Subsequent to June 30, 2019, we renegotiated terms with the holders. A default condition arising from the non-delivery of the gold on March 31, 2019, was alleviated by agreements with the three note holders with the following amended terms:

•The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the purchaser gives notice to the Company that the Fourth Delayed Delivery Required Quantity must be delivered.

•Subsequent to February 28, 2019, we agreed to pay interest on the value of the Fourth Delayed Delivery Required Quantity at an annual percentage rate of 10% from February 28, 2019, payable quarterly with any remaining interest due and payable on the Delivery Date for the Fourth Delayed Delivery Required Quantity.

•We, at our sole discretion, have the option to pay or deliver the Fourth Delayed Delivery Required Quantity prior to receiving notice from the Purchaser demanding payment of the Fourth Delayed Delivery Required Quantity or prior to sixty days after the Fourth Delayed Delivery Required Quantity Notice Date. If we exercise this option, in relation to the Fourth Delayed Delivery Required Quantity, “Delivery Date” as set forth on the Confirmation Letter, was amended to be the date of actual payment or delivery.

•The value of the Fourth Delayed Delivery Required Quantity was reset on March 1, 2019 and was equal to the number of ounces of Gold in the Fourth Delayed Delivery Required Quantity multiplied by the Original Purchase Price used to calculate the amount of gold due in the Confirmation Letter.

To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold.

For the six months ended June 30, 2019, using the value of gold on June 30, 2019 of $1,409, we recognized an increase in fair value of $33,748. For the six months ended June 30, 2018, using a forward gold price of $1,213, we recognized a decrease in fair value of $32,255 in accounting for these notes as derivatives.

The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At June 30, 2019 and December 31, 2018, we had outstanding total notes payable in gold of $375,905 and $342,157, respectively, representing 266.788 ounces of fine gold deliverable at March 31, 2019. Interest of $16,785 was expensed during the six months ended June 30, 2019, of which $11,764 is accrued at June 30, 2019 and is included in Interest payable.

Subsequent Events

Subsequent to the six months ended June 30, 2019, we entered into additional notes payable totaling $205,000 from a related party, with cash proceeds of $205,000 to us. We also entered into amendments to the Notes payable in gold as described in Notes Payable in Gold above.

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

Changes in internal controls over financial reporting

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, among other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The arbitration occurred during July and August 2018 in Anchorage, Alaska before a three-member panel. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel. Arbitration testimony was completed in August 2018, with many motions and responses submitted to the panel since that time. The panel issued an Interim Award on May 25, 2019 but has yet to rule if the Interim Award may be changed.  Also, the Interim Award requested additional data and calculations relating to various matters that could affect the final outcome of the arbitration.

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

During the quarter ended June 30, 2019, at our joint venture, GNP, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 26, 2019

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 2019

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer