Form 10-Q
period 2019-09-30
GOLDRICH MINING CO
filed 2020-11-04
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 4, 2020 was 167,926,376.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation23

Item 3. Quantitative and Qualitative Disclosures about Market Risk35

Item 4. Controls and Procedures35

PART II – OTHER INFORMATION37

Item 1.  Legal Proceedings37

Item 1A.  Risk Factors37

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds37

Item 3.  Defaults upon Senior Securities37

Item 4.  Mine Safety Disclosure37

Item 5.  Other Information38

Item 6.  Exhibits38

COVID-19

Subsequent to the close of the year ended on December 31, 2019, in March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of December 31, 2019, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Goldrich evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2019.

As of December 31, 2019, Goldrich’s available capital was approximately $1,300 and as of September 30, 2020 its available capital was approximately $18,000. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In March 2020, President Trump signed into law legislation referred to as the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of December 31, 2019, Goldrich had approximately $42.8 million in NOL’s, which cannot be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company.

The Company is taking steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both their workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts. There has been no material adverse impact to the Company’s business operations due to remote work. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets (Unaudited)	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 4,841	$ 77,178
Prepaid expenses	214,249	122,131
Other current assets	7,113	13,671
Total current assets	226,203	212,980

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	1,044	2,025
Mining properties, claims, and royalty option	868,516	868,516
Total property, equipment and mining claims	869,560	870,541
Total assets	$ 1,095,763	$ 1,083,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,306,045	$ 1,052,520
Interest payable	173,844	44,747
Interest payable – related party	222,312	205,570
Related parties payables	566,663	457,727
Notes payable	1,020,000	952,634
Notes payable – related party	2,914,737	2,378,947
Notes payable in gold	396,261	342,157
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	6,630,480	5,464,920

Long-term liabilities:
Interest payable in stock	36,813	-
Interest payable in stock – related party	168,976	-
Remediation and asset retirement obligation	458,211	447,778
Total long-term liabilities	664,000	447,778
Total liabilities	7,294,480	5,912,698

Commitments and contingencies (Notes 3, 4, 5, 7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,901,626	13,832,978
Accumulated deficit	(34,328,898)	(32,890,710)
Total stockholders’ deficit	(6,198,717)	(4,829,177)
Total liabilities and stockholders' deficit	$ 1,095,763	$ 1,083,521

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Exploration	$ -	$ 105,264	$ -	$ 144,951
Mine preparation costs	132,477	-	197,952	-
Depreciation and amortization	328	430	982	4,464
Management fees and salaries	53,469	66,250	170,219	258,502
Professional services	8,970	29,839	49,933	72,613
General and administration	65,744	81,065	177,955	224,319
Office supplies and other	1,096	1,463	4,839	5,711
Directors' fees	6,000	-	15,200	12,900
Mineral property maintenance	24,246	22,651	69,581	67,936
Arbitration (Note 3)	140,129	871,324	120,826	1,600,687
Total operating expenses	432,459	1,178,286	807,487	2,392,083

Other expense:
Change in fair value of notes payable in gold	20,356	4,322	54,104	(27,933)
Interest expense and finance costs	192,955	307,188	576,577	654,738
Loss on foreign exchange	-	-	20	-
Total other expense	213,311	311,510	630,701	626,805

Net loss	645,770	1,489,796	1,438,188	3,018,888

Preferred dividends	1,917	1,917	5,688	5,688
Net loss available to common stockholders	$ 647,687	$ 1,491,713	$ 1,443,876	$ 3,024,576

Net loss per common share – basic and diluted	$ (Nil)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average common
shares outstanding – basic and diluted	139,573,798	139,573,798	139,573,798	136,189,131

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,761)	$(1,411,873)
Net loss						(401,190)	(401,190)
Balance, March 31, 2018	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,511,951)	(1,813,063)
Warrants issued with notes payable					57,421		57,421
Shares issued for accounts and related party payables	3,615,989	361,599			(220,301)		141,298
Shares granted to directors and officers	1,850,000	185,000			(120,435)		64,565
Other					(25,520)		(25,520)
Net loss						(1,127,922)	(1,127,922)
Balance, June 30, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,708,097	$(30,639,873)	$(2,703,221)
Warrants issued with notes payable					68,589		68,589
Net loss						(1,489,796)	(1,489.796)
Balance, September 30, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,776,686	$(32,129,669)	$(4,124,428)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with notes payable					7,754		7,754
Warrants issued for finders fees					25,864		25,864
Net loss						(383,542)	(383,542)
Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)
Warrants issued with notes payable					7,845		7,845
Warrants issued for finders fees					491		491
Net loss						(408,876)	(408,876)
Balance, June 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,874,932	$(33,683,128)	$(5,579,641)
Warrants issued with notes payable					24,953		24,953
Warrants issued for finders fees					1,741		1,741
Net loss						(645,770)	(645,770)
Balance, September 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,901,626	$(34,328,898)	$(6,198,717)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (1,438,188)	$ (3,018,888)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	982	4,464
Change in fair value of notes payable in gold	54,104	(27,933)
Warrants issued for finders fees	28,096	-
Share-based compensation	-	64,565
Amortization of discount on note payable	70,710	390,929
Accretion of asset retirement obligation	10,433	10,032

Change in:
Prepaid expenses	(92,119)	(179,695)
Other current assets	6,557	435
Accounts payable and accrued liabilities	253,525	923,856
Interest payable	165,910	14,704
Interest payable – related parties	185,718	123,774
Related parties payable	108,935	164,795
Net cash used - operating activities	(645,337)	(1,528,962)
Cash flows from financing activities:
Proceeds from notes payable and warrants, net	64,000	189,473
Proceeds from notes payable and warrants – related party, net	509,000	856,114
Net cash provided - financing activities	573,000	1,045,587

Net (decrease) in cash and cash equivalents	(72,337)	(483,375)

Cash and cash equivalents, beginning of period	77,178	486,211
Cash and cash equivalents, end of period	$ 4,841	$ 2,836

Non-cash financing and investing activities:
Warrants issued for debt financing	$ 40,552	$ 126,010
Accounts payable satisfied with common stock	$ -	$ 50,000
Related party payables satisfied with common stock	$ -	$ 91,298

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $34,328,898 at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2019 financial statement presentation. Reclassifications had no effect on net loss, stockholders' equity, or cash flows as previously reported.

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2019, there were 139,573,798 shares of our common stock issued and outstanding.

For the periods ended September 30, 2019 and 2018, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 94,042,079 and 108,490,017, respectively, would have been anti-dilutive. The total of dilutive instruments decreased during the nine months ended September 30, 2019 due to the expiration of the Class N and Class N-2 warrants.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Accounting for Investments in Joint Ventures

ASC 321 Investments – Equity Securities provides guidance for equity interests that meet the definition of an equity security, as well as other equity interests (such as investments in partnerships, unincorporated joint ventures, and limited liability companies) that are required to be accounted for like equity securities under ASC 321. The term “equity interest” refers to all equity instruments within the scope of ASC 321. Under ASC 321, all equity investments are to be accounted for at fair value.  However, there is a measurement alternative for those investments without readily determinable fair values. As required by ASC 321-10-35-2, the appropriate method for investments without a readily determinable fair value is “cost less impairment”.

The Company has an equity interest in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 4 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readily determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $nil as of December 31, 2019 and 2018, respectively.

The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within Other (income) expense on the Company's Consolidated Statement of Operations if an impairment has been determined. Because the carrying value of the joint venture is $nil, there were no impairment losses recorded during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management does not expect the ASU to have a material effect on the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, joint venture distributions, accrued remediation costs, asset retirement obligations, stock-based compensation, deferred tax assets and related valuation allowances and uncertainties regarding the outcome of arbitration proceedings. Actual results could differ from those estimates.

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

Uncertain tax positions are evaluated in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost method. In accordance with ASU No. 2014-09, the Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. Other than any distribution the Company was awarded in arbitration (see Note 3 Joint Venture), there was no distribution from the joint venture for 2018. There will not be a distribution for 2019, due to arbitration proceedings and dissolution of the joint venture. (See note 3, Joint Venture.)

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

During 2019 and 2018, the Company determined fair value on a recurring basis and non-recurring basis as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

	Balance September 30, 2019	Balance December 31, 2018	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 396,261	$ 342,157	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at September 30, 2019 and December 31, 2018. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

3.JOINT VENTURE

On April 3, 2012, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich, entered into a term sheet for a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement (the “Operating Agreement”), which was subsequently signed and made effective April 2, 2012. In each case as used herein in reference to the JV, ‘production’ is as defined by the Operating Agreement. As part of the Operating Agreement, GP and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost less impairment method.

Under the terms of the Operating Agreement, NyacAU provided funding to the JV. The loans are to be repaid from future production. According to the Operating Agreement, on at least an annual basis, the JV shall allocate and distribute all revenue (whether in cash or as gold) generated from the JV’s placer operation in the following order:

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement. As a result, GNP was dissolved during 2019 and, as of September 30, 2019, the liquidation of GNP was in process. The Company calculated distributions under item #2 above for the 2018 production season using the same methodology as prior years’ distributions. NyacAU has challenged its responsibility to declare or pay any distributions of this type for 2018. The Company has refuted the challenge as well as certain changes to the financial statements (see Arbitration).

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows of GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. GP retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP Operating Agreement, GP will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to the Company that were applied to Loan3. No amount has been accrued for the 2019 and 2018 distribution due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration).

In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, which was carried at an interest rate of the greater of prime plus 2% or 10%, and was to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. Subsequent to September 30, 2019, the arbitration panel (see Arbitration below) awarded distributions from 2016 and 2017 to Goldrich from GNP. In accordance with terms of the Operating Agreement, the Company applied the distributions toward Loan3 and the balance of principal and interest for LOC3 were paid in full at December 31, 2019.

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items. Through 2019 and the filing of this report in 2020, the Company has continued to respond to panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 7 Commitments and Contingencies and Note 8 Subsequent Events for additional information and rulings subsequent to September 30, 2019. The Company incurred $120,826 and $1,600,687 in arbitration expenses during the periods ended September 30, 2019 and September 30, 2018, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through September 30, 2019, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Nine Months ended 09/30/19	Year ended 12/31/18
Beginning Balance	$ 295,000	$ 192,500
Deferred During Period	135,000	180,000
Cash Paid During Period	(26,000)	(77,500)
Ending Balance	404,000	295,000

CFO
Beginning Balance	64,909	35,202
Deferred During Period	36,985	64,222
Cash Paid During Period	(22,734)	(34,515)
Ending Balance	79,160	64,909

Board fees payable	83,503	97,818
Total Related party payables	$ 566,663	$ 457,727

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

During the three and nine months ended September 30, 2019, the Company received the third, fourth, and fifth tranches of the notes payable for $318,947 and $603,158, for the respective periods, discounted at 5%, or $15,947 and $30,158, resulting in net proceeds of $303,000 and $573,000 for the three and nine months ended September 30, 2019, respectively, of which $303,000 and $509,000 net, was from a related party, respectively. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

At September 30, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable – related party of $2,914,737, with all discounts fully amortized. The Company is in negotiations with holders of the Notes payable and Notes payable – related party to amend payment terms.

The notes have an interest rate of 15% per annum, calculated on a 360-day year and payable monthly, and were issued net of a 5% original issue discount. A total of 20,657,349 five-year Class T warrants have been issued to the lenders, including 15,302,357 to a related party in connection with the current and prior-period note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through September 30, 2024. During the nine months ended September 30, 2019, the Company

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

issued 3,166,573 warrants in connection with the notes payable. The warrants had a fair value of $46,327 and had an allocated relative fair value of $40,553.

A total of 1,652,588 five-year Class T warrants have been issued for finders fees related to this debt financing including 1,224,189 to a related party. The warrants issued for finders fees were fair valued at $1,741 and $28,095 for the three and nine months ended September 30, 2019, using a Black Scholes valuation model (see table below), and are included in interest expense and finance costs.

During the three and nine months ended September 30, 2019, the Company accrued cash finders fees related to this debt financing totaling $9,090 and $54,990 compared to $21,000 for each for the three- and nine-month periods ended September 30, 2018 to related party entities and are included in interest expense and finance costs. Interest of $140,419 and $396,286 were expensed during the three and nine months ended September 30, 2019 compared to $101,331 and $240,141 expensed during the three and nine months ended September 30, 2018. Total interest for the notes of $582,032 is accrued at September 30, 2019 and is included in Interest payable and Interest payable – related parties. Interest due at September 30, 2019 was not timely paid. To date, the notes have not been paid, and the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

Interest payable on the consolidated balance sheet also includes $11,217 interest accrued on a Related parties payable and $8,620 accrued on Notes payable in gold.

The table below summarizes the total notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the notes payable and notes payable – related party.

Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable
Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Dec. 24, 2018	200,000	210,526	1,105,262	88,421	6,000
March 31, 2019	14,000	14,737	77,368	6,189	420
June 30, 2019	50,000	52,632	276,315	22,105	1,500
Total Notes Payable	969,000	1,020,000	5,354,992	428,399	$ 7,920

Related Party
Dec. 22, 2017	1,000,000	1,052,632	5,526,312	442,105	30,000
Dec. 24, 2018	1,260,000	1,326,316	6,963,155	557,052	37,800
March 31, 2019	71,000	74,737	392,368	31,390	2,130
June 30, 2019	135,000	142,105	746,051	59,684	4,050
Sept. 30, 2019	303,000	318,947	1,674,471	133,958	9,090
Total Notes Payable -Related Party	2,769,000	2,914,737	15,302,357	1,224,189	83,070
Total	$ 3,738,000	$ 3,934,737	20,657,349	1,652,588	$ 90,990

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

The total fair value of the Class T warrants was estimated on the issue dates at $46,327 and $151,145 for the nine months ended September 30, 2019 and 2018, respectively, using the following weighted average assumptions:

	September 30, 2019	September 30, 2018
Market price of common stock on date of issuance	$0.007 - $0.0275	$0.02 - $0.033
Risk-free interest rate	1.42% - 2.51%	2.58% - 2.87%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	154.7% - 172%	155.5% - 158%

Subsequent to the close of the quarter, effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors, in his capacity as agent for and on behalf of the holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Pursuant to the Amended Agreement, in exchange for the secured promissory notes and other consideration:

1.Holders have loaned to borrower prior to November 1, 2019, an aggregate principal amount of $3,987,368;

2.Gallagher has agreed to make additional loans to borrower from and after November 1, 2019, totaling a maximum principal amount of $394,737 (the net proceeds of which to the Company will be $375,000);

3.With his consent, any new lender or existing holder may make an additional loan or loans under the Amended Agreement;

4.Any loans arising after July 1, 2018 by Mr. Gallagher and any loans made after November 1, 2019 by any new or existing Holder other than Gallagher, after Gallagher has consented in writing to such loan or advance, are Senior secured loans. Senior Notes are entitled to be repaid in full before any of the Junior Notes are repaid; and

5.The Company agreed to other terms, the most significant of which are as follows:

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. Of these amounts $6,500 and $nil have been remitted as of the date of this report; and

b.to reimburse Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Gallagher in connection with the Amended Agreement. The Company accrued $32,644 at December 31, 2019 and paid the amount to Mr. Gallagher in 2020 under this clause.

Under the Amended Agreement, for each holder of the Notes payable, whether or not a related party:

1.The borrower and holder entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.The borrower and any holder may negotiate a separate agreement enabling the borrower to issue shares to the holder in satisfaction of some or all interest that may be due to that Holder.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

3.The Company entered into a Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder:

a.the principal sum of each Note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise,

b.all interest payable on each such Note payable when and as the same becomes due, and

c.any other amounts owing by the Company to such holder under the Amended Agreement or any other loan document when and as the same becomes due.

In an agreement separate from the Amended Agreement, Goldrich and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his loan into stock of the Company at $0.015 per share. In another agreement separate from the Amended Agreement, Goldrich and holders, other than Mr. Gallagher, agreed to convert $36,813 of unpaid interest into stock of the Company at $0.015 per share. During 2020, a total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the holders, reducing interest payable by $205,789 (see Note 8 Subsequent Events).

Several events of default were enumerated in the Amended Agreement, including the following:

a.the Company fails to pay (i) any portion of the principal amount of any Note when due or (ii) any accrued and unpaid Interest when due and such failure continues for three (3) Business Days or (iii) any other amount that is due and payable under this Amended Agreement, any Note, or the Deed of Trust and such failure continues for ten (10) Business Days after demand for such payment is made by the Holder;

b.the Company fails to observe or perform any other obligation, covenant, or agreement applicable to the Company under this Amended Agreement as and when due and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company;

c.the Company fails to observe or perform any covenant or agreement applicable under the Guaranty and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company;

d.an insolvency or liquidation proceeding or assignment is commenced with respect to the Company or its subsidiary; or

e.any alleged creditor other than the holders seeks to collect any amount allegedly due and owing to said creditor at that time.

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

During the nine months ended September 30, 2019, the Company renegotiated terms with the holders for a sixth time. A default condition arising from the non-delivery of the gold on March 31, 2019, was alleviated by agreements with the three note holders with the following amended terms:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

•The fourth delayed delivery required quantity shall be delivered to the purchaser at the delivery point on the date that is sixty (60) days after the date that the purchaser gives notice to the Company that the required quantity must be delivered.

•Subsequent to February 28, 2019, the Company agreed to pay interest on the value of the fourth delayed delivery required quantity at an annual percentage rate of 10% from February 28, 2019, payable quarterly with any remaining interest due and payable on the delivery date for the required quantity. Interest shall be non-compounding, provided however, that any interest not paid in full by any required interest payment date, shall be added to the principal and shall be subject to interest at the interest rate until such late interest payment is made in full.

•The Company, at the Company’s sole discretion, has the option to pay or deliver the required quantity prior to receiving notice from the purchaser demanding payment of the required quantity or prior to sixty days after the notice date. If the Company exercises this option, in relation to the required quantity, the delivery date as set forth in the original agreement, was amended to be the date of actual payment or delivery.

•The value of the required quantity was reset on March 1, 2019 and was equal to the number of ounces of gold in the fourth delayed delivery required quantity multiplied by the original purchase price used to calculate the amount of gold due in the original agreement.

Through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At September 30, 2019 and 2018, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes.

For the three and nine months ended September 30, 2019, using the fair value of gold on September 30, 2019 of $1,485 per ounce, the Company recognized an increase in fair value of $20,356 and $54,104, respectively. For the three and nine months ended September 30, 2018, using a forward gold price of $1,230, the Company recognized an increase in fair value of $4,322 and a decrease of $27,933, respectively in accounting for these notes as derivatives.

The fair value was calculated using the market approach with Level 2 inputs of gold future delivery contracts. At September 30, 2019 and December 31, 2018, the Company had outstanding total notes payable in gold of $396,261 and $342,157, respectively, representing 266.788 ounces of fine gold deliverable at March 31, 2019. Interest of $25,405 was expensed during the nine months ended September 30, 2019, of which $8,620 is accrued at September 30, 2019 and is included in Interest payable.

7.COMMITMENTS AND CONTINGENCIES

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945, as increased in 2020 subsequent to September 30, 2019, due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2020 through 2024 if unneeded to satisfy requirements in those years

Arbitration

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and certain members of the Company’s current and former management, the counterclaim respondents. The arbitration claim alleged, amongst other things, claims concerning related-party transactions, accounting issues including capital vs.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

operating leases, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine.

It is possible that there could be either adverse or favorable developments in the arbitration pending with the Company and its JV partner. The Company records provisions in the consolidated financial statements for pending arbitration results when it determines that an outcome is probable, and the amount of loss can be reasonably estimated. At the present time, except as stated otherwise, while it is reasonably possible that a favorable or unfavorable outcome in the arbitration may occur, after assessing the information available, management is unable to estimate the possible loss, or range of losses, for the pending arbitration; and accordingly, no estimated losses have been accrued in the consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred. Favorable rulings would not result in the recognition of gains prior to offsetting against losses, due to the ruling being an estimate which must be constructively received prior to recognition.

The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record.

8.SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2019, and through the date of this report, the Company entered into additional notes payable totaling $673,684, of which $631,579 was from a related party, with cash proceeds of $640,000 to the Company.

In April of 2020, the Company applied for and received a loan under the Payroll Protection Program under the provisions of the CARES Act of $50,600. This loan may be converted to a grant and forgiven when the Company uses the funds for qualifying expenses and applies for forgiveness under the program.

During August through October of 2020, the Company received $439,000 cash as a result of exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 14,633,333 common shares.

During September of 2020, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,789, of which $168,976 was to a related party.

Effective September 16, 2020, the Company entered into a contract with Yabucoa Partners Corp, dba Street Smart, to provide market research and analysis services to the Company.  The Company will pay a flat fee of $150,000 USD payable $75,000 USD upon signing and $75,000 in 3 months. In addition, the Company will pay a monthly fee of $1,500 USD (one thousand five hundred), paid 6 (six) months in advance.

Arbitration Rulings Subsequent to September 30, 2019

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the year ended December 31, 2019.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. The Company has not accrued a receivable or recognized interest income for the interest due to uncertainties surrounding its collectability.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $421,366 included in accounts payable and interest payable, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees, for a total of $83,388. In addition, the Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations, for a total of $13,713. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet at December 31, 2019.

The Second Interim Award

The Second Interim Award was necessitated by the fact that the dissolution/liquidation of the joint venture had not yet run its course. In the Second Interim Award the Panel ordered that:

a)No later than January 15, 2020, NyacAU and Goldrich shall attempt to establish, by agreement, a market value for the GNP permit in connection with a transfer of the Permit to Goldrich or a third party, taking into consideration the obligation of GNP, or any transferee of the permit, to complete reclamation in accordance with NyacAU’s government-approved reclamation plan.

b)Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC 1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

Neither order was successfully executed by the parties on the dates specified by the Panel. The Second Interim Award confirmed the dissolution of GNP and noted that “no provision of the Claims Lease or the Operating Agreement speaks directly to the rights or obligations of GNP to transfer its mining permit, which is held in the name of the manager, NyacAU. Although GNP no longer has the right to mine, GNP and specifically NyacAU have the liability of reclamation.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Balance and payment of LOC1

The arbitration panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional costs incurred by GNP in the liquidation or awards and/or adjustments made by the arbitration panel. Upon liquidation of GNP, 50% of the LOC1 liability may be recorded on Goldrich’s balance sheet.

The arbitration panel ruled in the Final Post Award (see below) that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. Further, the panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, but that the reclamation obligation resides with the permit holder.

Right to Offset Damages or Distributions

The arbitration panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Final Post Award Orders

On September 4, 2020, the arbitration panel issued Final Post Award Orders, wherein the panel issued rulings on multiple issues, including but not limited to, those discussed below:

•Reclamation:

The Company had previously filed a motion to compel NyacAU to correct accruals for certain expenses including reclamation, demobilization, equipment rental and utilities. Most notably, the Company contended that an accrual for reclamation liability was short of a much larger estimate prepared by independent professionals as engaged by Goldrich. The panel denied the Company’s motion and ruled that Goldrich does not have the authority to compel the establishment of any reserves on the GNP financial records.

The Company had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The panel denied the Company’s motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site.

•Mining Claims

a)All of the Company’s mining claims remain the property of the Company; however, NyacAU staked several claims contiguous to the claims owned by the Company. The Company had previously filed a motion to compel the transfer NyacAU’s claims from NyacAU to the Company. The motion was granted in part in that the claims held in NyacAU’s name were ruled to be owned by the Company, but would not be transferred immediately. They would remain in the possession of NyacAU as manager of the liquidation until the property covered by the claims was not being used for liquidation activities and could be transferred without disruption to the liquidation activity.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, it determined to be payable to NyacAU at that time. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. The amounts related to these judgements were accrued for at December 31, 2019.

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

General

Our Chandalar, Alaska gold mining property has seen over a hundred years of intermittent mining exploration and extraction history. There has been small extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration, considering structural geology, petrographic, geochemical and geophysical evidence, we have realized that all of the gold is sourced within a system of magmatic hydrothermal alteration features such as small pegmatitic dikes and chloritized schist. We believe these features are common to and link all of the hard-rock (lode) prospects, the weathering of which generated the gold placer deposits, and furthermore are an outlying expression of an underlying gold bearing pluton.

We have two main focuses. First, we are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a series of mineralized magmatic intrusions (plutons). Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek where dense swarms of gold mineralized pegmatitic dikelets are seen, the other a deeper, larger mineralized plutonic body(ies) from which the district’s mineralizing fluids have emanated and migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets; however, weak financial markets prevented us from obtaining funds for any significant exploration in 2012, 2013, and 2016 through 2019. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015.

Our second focus is to continue gold extraction from the Chandalar placer gold deposit discovered on the property. In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar. The placer gold production by GNP increased each year from 2015 through 2018, trending toward production figures that were anticipated by the Preliminary Economic Assessment authored by qualified geologists for us. However, in spite of the yearly increase in production, the total production fell short of the Minimum Production Requirements required in the Operating Agreement, and as a result, the JV was dissolved and is in the process of liquidation (see Joint Venture and Subsequent Events above and Arbitration Rulings, Results and Continuing Matters below). Goldrich has hired an independent mining engineering firm to formulate a mine plan and complete an Initial Assessment to determine if Goldrich should resume production.  Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

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

The 2018 production season ran from approximately May 31, 2018 through September 21, 2018. The normal production season is approximately from June through mid-September, subject to weather.  No production occurred during the 2019 production season due to the dissolution of the JV.

Dissolution of the GNP Joint Venture:

As previously anticipated and disclosed, we announced the dissolution of GNP in August of 2019. The certificate of dissolution was received in July with an effective date of June 3, 2019. On June 1, 2020, the Arbitration Panel ruled that, due to uncompleted tasks in process, NyacAU would remain as manager of the liquidation until a future time when identified critical tasks are complete.

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

GNP’s lease to mine the placer properties terminated upon dissolution of GNP and GNP has no further rights to mine the placer properties located on Goldrich’s mining claims.

Planned 2019 Exploration and Mining Activities

Concerning our placer operations, GNP was dissolved in June 2019 and is in the process of liquidation.  Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.  There was no gold production in 2019. Although all rights to mine the placer properties revert to Goldrich upon dissolution of GNP, NyacAU is the holder of the mine permits. NyacAU began reclamation of the mine in 2019 and is responsible for future reclamation costs.  Goldrich hired an independent mining engineering firm in 2019 to formulate a mine plan and complete an Initial Assessment to determine if Goldrich should resume production.  Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them (see Joint Venture and Subsequent Events above and Arbitration Rulings, Results and Continuing Matters below for details of the GNP joint venture, arbitration activities and the joint venture’s pending liquidation).

Concerning hard-rock exploration, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property in 2020. However, our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property. Weak financial markets during the last several years have been an important factor affecting the level of our exploration activities. We will once again undertake such activities when our financial situation permits. If the placer mine continues commercial production (by Goldrich or a third-party operator), we look forward to internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies; however, finances must be obtained before we can continue mining. We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our listing on the OTCBB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value.

Arbitration Rulings, Results and Continuing Matters

On December 23, 2019, the Company provided an update regarding the liquidation of GNP and the arbitration between Goldrich and NyacAU.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. A summary of each award is provided below. Matters of minor significance on which the Panel ruled or waived actions on matters over which the Panel had no jurisdiction are not included in the summary.

Arbitration Rulings Subsequent to September 30, 2019

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases.  The net change had no effect on the Company’s 2019 financial statements, and the net change on Goldrich’s 2018 financial statements is yet to be determined by the Panel. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

Ownership by GNP of Leased Equipment

The Panel ruled that certain continuing lease payments made by GNP for equipment treated as operating leases, which were subsequently ruled capital leases, represented buy-out payments at the conclusion of the capital lease.  Therefore, ownership of the subject equipment was transferred to GNP. As a result of the ruling, certain leased equipment became capital leases and property of GNP, but the assets and equity built up in those capital leases was subsequently transferred to Bear Leasing to partially satisfy default of other lease agreements when GNP was dissolved.

Lease Charges and Ownership of Arctic Camp Purchased by NyacAU related party from Third-Party

The Panel ruled that lease payments made by GNP to Bear Leasing toward rented Arctic camp facilities that had been purchased from an unrelated third-party from 2012 through 2014 represented purchase consideration. As a result, GNP was deemed the beneficial owner of the camp in connection with the dissolution/liquidation process. Further, LOC1 was reduced by $531,164, which represents the lease payments GNP was charged beyond the purchase price for the Arctic camp.

Interim Distributions to Goldrich for 2016 and 2017

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. Goldrich’s distributions were first applied against Loan3, in accordance with the terms of the Operating Agreement, and were sufficient to pay all of Loan3 principal and interest in full. As we are uncertain as to the collectability of these remaining distributions, no recognition of these revenues is included in our Statement of Operations for the year ended December 31, 2019.

Payment of Interest Earned by LOC1

The Partial Final Award also addressed our claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. We have not accrued a receivable or recognized interest income for the interest due to uncertainties surrounding its collectability.  NyacAU is contesting the amount of LOC1 interest paid by GNP to NyacAU. The matter is further discussed below in the summary for the Final Post Award Order.

2012 Reclamation Work

The Panel ruled Goldrich is responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

Allocation of Tax Losses

From 2012 through 2018, NyacAU, as managers of GNP, had allocated net tax losses from GNP totaling $19,888,374 to NyacAU and $839,537 to Goldrich. Goldrich claimed it had a right to 50% of all tax losses under the GNP Operating Agreement and filed Form 8082 for each year with the Internal Revenue Service (“IRS”) to correct the GNP K-1’s filed by NyacAU. Goldrich claimed a total of $9,946,369, 50% of the total GNP losses for the years 2012 through 2018. The Panel generally agreed with that allocation but only during the periods where actual mining operations were being performed, since those rationally are the only periods in which both parties bore a material economic risk, in terms of the impact of mining operations on processed and unprocessed gold. Based on the evidence before the Panel, mining operations were performed in August-September 2013, and 2015-2018.

Prior to Goldrich receiving the award, the IRS had processed and accepted the Forms 8082, corrected GNP K-1’s, and amended tax returns filed by Goldrich for 2012 through 2017. The IRS also notified Goldrich that Goldrich’s 2012 through 2014 tax returns were closed for further changes due to the expiration of the statute of limitations for those years. The IRS also conducted an audit of Goldrich’s 2014 through 2017 tax returns with a ‘no change’ determination. Therefore, although Goldrich was not awarded 50% of all GNP 2012 to 2014 tax losses in the arbitration, Goldrich has been allowed to take the full total of its share of GNP tax losses of $9,946,369, which can be used to offset taxable profits Goldrich generates in future years.

Subsequent to the end of the year, in August 2020, the IRS issued an unfavorable ruling to GNP as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to us by the IRS, is probable to decrease our net federal and state net operating loss carryforwards by $2.0 million and $1.8 million, respectively, for the years under audit. The recourse available to us in regard to the audit ruling is a challenge of the IRS ruling before the tax court, should we determine this to be in our best interests.

Other

•The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

•The Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to 2012 Goldrich reclamation costs. These amounts totaling $27,943 have been included in accounts payable and interest payable of the Company at December 31, 2019.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus interest of 5% and legal fees. The award plus interest, totaling $70,244, has been included in accounts payable and interest payable of the Company at December 31, 2019.

•As requested by Goldrich and NyacAU, the Panel will retain jurisdiction and oversight over the dissolution/liquidation process to its completion.  The Panel stated, “there is likely more information the parties will have to provide on certain issues--including, among others, changes in the balance of LOC 1 and the issue of transfer of the permit to Goldrich--before a Final Award on dissolution/liquidation can be made.” As of the date of this report, the balance of LOC1 continues to change as a result of on-going rulings by the Panel. Additionally, the Panel has stated it lacks jurisdiction on the transfer of the mining permit, which the Panel has ruled is a matter to be negotiated between the parties.

•The Panel ruled that “there has been no prevailing party in the arbitration to this point, although it reserves judgment as to whether a prevailing party will emerge from the Final Award with regard to issues which are now part of the Revised [Second] Interim Award. Accordingly, as to all issues covered by this Partial Final Award, the parties shall bear their own costs, expenses, and attorneys’ fees.”

The Second Interim Award

The Second Interim Award was necessitated by the fact that the dissolution/liquidation of the joint venture had not yet run its course. A summary of the various matters addressed in the Second Interim Award is as follows:

Transfer of Mining Permits

The Panel ordered that:

c)No later than January 15, 2020, NyacAU and Goldrich shall attempt to establish, by agreement, a market value for the GNP permit in connection with a transfer of the Permit to Goldrich or a third party, taking into consideration the obligation of GNP, or any transferee of the permit, to complete reclamation in accordance with NyacAU’s government-approved reclamation plan.

d)Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC 1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

Neither order was successfully executed by the parties on the dates specified by the Panel. The Second Interim Award confirmed the dissolution of GNP and noted that “no provision of the Claims Lease or the Operating Agreement speaks directly to the rights or obligations of GNP to transfer its mining permit, which is held in the name of the manager, NyacAU. Although GNP no longer has the right to mine, GNP and specifically NyacAU have the liability of reclamation. Absent a transfer of the Permit, GNP (through NyacAU) would be obligated to complete reclamation, and obtain final approval from appropriate government authorities, as required by the Claims Lease—a process estimated to take several years.”

If NyacAU does not transfer the mining permit to Goldrich as part of the dissolution, they will retain the requirement to reclaim the mine, and Goldrich will be prevented from mining the property, since two mining permits cannot be issued for the same claims. The actual cost of the reclamation will be subject to many variables, not the least of which will be whether the remedial activity is undertaken while the mine is inactive or conversely, when the mine is actively producing gold. If the mining permit were to be transferred to Goldrich or another entity with the reclamation obligation intact, the reclamation activity could be undertaken as a key piece of a mining plan in order to mitigate reclamation costs. If an agreement cannot be reached to transfer the mining permit and the associated reclamation of prior mining activities, Goldrich will be prevented from mining its claims, and will be limited to exploration activities on the hard rock deposits of the Chandalar property

NyacAU has indicated they will not transfer the permit without also transferring the reclamation obligation, of which they believe to be approximately $3 million. Goldrich has indicated they will not accept transfer of the permit together with the reclamation obligation, which they believe to be substantially greater. Both parties are in discussion to attempt to reach an agreement for the transfer of both the permit and the reclamation obligation, no transfer of either, or some other arrangement.

Balance and payment of LOC1

The Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the Panel.

Upon liquidation of GNP, 50% of the LOC1 liability may be recorded on Goldrich’s balance sheet. Per the Operating Agreement and a separate Security Agreement between GNP and NyacAU, NyacAU was entitled to record a security interest in all placer gold production from the placer claims as collateral for repayment of fifty percent (50%) of LOC1. The agreements between GNP and NyacAU are silent concerning what happens if GNP is dissolved and is no longer producing gold, the basis of calculation, timing of remittance and other key factors related to repayment if mining activities were to be undertaken again.

The Panel ruled in the Final Post Award, discussed below, that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. Mining operations ceased on September 28, 2018. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay NyacAU for expenses incurred subsequent to the cessation of mining operations.

If an agreement cannot be reached for the transfer of the mining permit and reclamation liability to Goldrich or an operating company that will harvest the placer gold in the deposit, mining will likely not continue at the mine and LOC1 likely will not be paid. Further, in order to operate the mine, Goldrich will be required to raise money to fund replacement equipment, wash plant, infrastructure and initial operating costs to restart the mine, due to the mining assets which have been removed as part of the liquidation of GNP. Goldrich is actively preparing a new mine plan and an initial assessment to show the mine’s potential, as announced in Goldrich’s news release dated July 29, 2020. However, at the date of this report, there is no candidate for operating the mine without a settling concession as part of the transfer of the permit and the associated reclamation and LOC1 obligations.

Goldrich may not have a reasonable avenue to pursue in restarting the mine and may be limited to raising investment funds for the sole purpose of exploration of the hard rock deposits.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Final Post Award Orders

On September 4, 2020, the Panel issued Final Post Award Orders, wherein the Panel issued rulings on multiple issues, including but not limited to the following:

Reclamation:

a)We had previously filed a motion to compel NyacAU to correct accruals for certain expenses including reclamation, demobilization, equipment rental and utilities. Most notably, we contended that an accrual for reclamation liability of approximately $2.1 million was woefully short of an $18.4 million estimate prepared by independent professionals as engaged by Goldrich. The Panel denied our motion and ruled that Goldrich does not have the authority to compel the establishment of any reserves on the GNP financial records; NyacAU having sole authority to establish reserves as manager of the joint venture. There was no direct financial consequence to us as a result of this ruling. The effect on the future balance of LOC1 and our liability for 50% of that balance is not determined yet.

b)We had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The Panel denied our motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site. The obligation to perform reclamation is imposed by the claims lease and the mining permit issued to NyacAU, which requires the permit holder to reclaim the site in accordance with government regulations. The ruling also states that the determination of the scope of potential obligations to reclaim under the permit is beyond the jurisdiction of the Panel. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, confirming again the obligation resides with the permit holder. Still further, the Panel ruled that the reclamation fees were not operating expenses to bring the mine to commercial production and therefore by definition of the Operating Agreement, precludes reclamation expenses from being added to LOC1, for which we may be obligated to remit 50% to NyacAU upon liquidation of GNP. This ruling deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. Subject to the Panel’s future rulings, there was no direct financial consequence to us as a result of this ruling; however, the effect on the future balance of LOC1 and our potential liability for 50% of that balance would be significant now that NyacAU is not allowed to pass through reclamation costs to GNP but is required to retain responsibility for those costs as holder of the mining permit.

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%.

Mining Claims:

All of our mining claims remain the property of the Company; however, NyacAU staked several claims contiguous to the claims owned by the Company. We had previously filed a motion to compel the transfer NyacAU’s claims from NyacAU to us. The motion was granted in part in that the claims held in NyacAU’s name were ruled to be owned by the Company, but would not be transferred immediately. They would remain in the possession of NyacAU as manager of the liquidation until the property covered by the claims was not being used for liquidation activities and could be transferred without disruption to the liquidation activity. There was no direct financial consequence to us as a result of this ruling. The claims are assured to be transferred to us at a reasonable future time.

Repayment of misappropriation of JV funds

We had previously filed a motion to compel NyacAU to repay funds Goldrich considered to be misappropriated as payments on LOC1 in contravention of the payment priority requirements as outlined in the Operating Agreement (See Note 4 Joint Venture). A successful challenge of these cash disbursements would return to GNP funds that we considered to be necessary to pay for 2018 partner distributions that have precedence over repayment of LOC1. The ruling was deferred pending additional information to be determined in the future, such as the profitability of operations in 2018, which has not yet been determined when taking the Panel’s ruling into account. There was no immediate direct financial consequence to us as a result of this ruling; however, the inappropriate redirection of cash funds from GNP could affect the JV’s ability to remit funds due to Goldrich or to cover reclamation costs yet to be incurred with no funding in place.

Clarification concerning GNP’s 2018 Profitability and 2018 Interim Distributions.

We had made a challenge to the Panel’s understanding of facts related to GNP’s profitability for 2018 as presented in the arbitration proceedings, with a motion to distribute interim distribution after applying the rulings made to date. The Panel deferred ruling on the matter, retaining jurisdiction to decide the issue of interim distributions for 2018 and requested the parties to present evidence and argument (disregarding any jurisdictional issue) as to (i) whether Goldrich has a right to interim distributions for 2018, and (ii) the amount, if any, of distributions to be paid.  Goldrich has submitted a claim for approximately $680,000 plus prejudgment interest thereon at 5%; NyacAU claims that Goldrich is not entitled to any distributions for 2018.

The direct financial consequence to us is that our claims to distribution for the 2018 profitability are uncertain, undetermined and delayed until some future date as a result of this ruling.

Clarification of LOC1 Interest Paid and Amounts Owed to Goldrich.

We had challenged the amount of payment of LOC1 interest by GNP to NyacAU and claimed reimbursement of 50% of the amount remitted as specified by the Operating Agreement. The Panel deferred a ruling and requires more information from each party. The direct financial consequence to us is that our claims to our share of interest paid on LOC1, amounting to approximately $120,000, may be denied by the Panel. The reimbursement of interest to us is uncertain, undetermined and delayed until some future date as a result of this ruling.

Subordination of Mr. Gallagher’s Security to NyacAU’s Security.

A challenge to the validity of priority of security interest was ruled in the Company’s favor. NyacAU’s security interest for LOC1 was reaffirmed to be gold production from the mining claims, while Mr. Gallagher’s security is perfected in the mining claims themselves. The Panel determined there was no conflict between the two security interests. There was no direct financial consequence to us as a result of this ruling.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, it determined to be payable to NyacAU at that time. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2019 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $636,798 for interest, $396,261 for payment upon demand by holders of the gold notes, $4,176,842 for payment of notes payable and notes payable – related party. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration. Of necessity, we have had to rely on a friendly related party and note holders to provide the limited funding we have been able to secure, pending the resolution of the arbitration and the removal of its associated uncertainties that are preventing us from moving forward with operating and mining plans and the associated financing to implement those plans. We plan to raise the required financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. In 2018, our joint venture partners filed a counter-claim against us. Favorable rulings at arbitration could provide significant cash flows to us and unfavorable rulings could have a significant negative impact on our cash flows.  Arbitration testimony was completed in August 2018, with many motions and responses submitted to the panel since that time. For recent developments in the arbitration proceedings, see the sections entitled Arbitration Rulings, Results and Continuing Matters and also Subsequent Events above. Additional awards may be issued over the coming months.

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

During the nine months ended September 30, 2019, we completed financings of $573,000, compared to $1,045,587 net cash for note financings and placements of our securities during the nine months ended September 30, 2018. At September 30, 2019, we owe a total of $3,934,737 for notes payable, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019. To date, the notes payable have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

If we are unable to timely satisfy our obligations under the notes payable and the notes payable in gold, and we are not able to re-negotiate the terms of those agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by gold production at Chandalar. At September 30, 2019, we had outstanding total notes payable in gold of $396,261, representing 266.789 ounces of fine gold deliverable within 60 days of demand by the note holders. To date, the gold notes have not been paid and the note holders have not demanded payment.

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

Results of Operations

On September 30, 2019, we had total liabilities of $7,294,480 and total assets of $1,095,763. This compares to total liabilities of $5,912,698 and total assets of $1,083,521 on December 31, 2018. As of September 30, 2019, our liabilities consist of $458,211 for remediation and asset retirement obligations, $396,261 of notes payable in gold, $1,020,000 of notes payable, $2,914,737 of notes payable – related parties, $1,306,045 of trade payables and accrued liabilities, $210,657 of accrued interest payable, $391,288 of accrued interest payable – related parties, $566,663 due to related parties, and $30,618 for dividends payable. Of these liabilities, $6,630,480 is due within 12 months. The increase in liabilities compared to December 31, 2018 is due to an increase in trade and related party payables, additional borrowings under notes payable and notes payable - related parties, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of a decrease in cash due to financing activities insufficient to cover the level of operating expenses, offset by an increase in prepaid expenses during the nine months ended September 30, 2019.

On September 30, 2019, we had negative working capital of $6,404,277 and a stockholders’ deficit of $6,198,717 compared to negative working capital of $5,251,940 and stockholders’ deficit of $4,829,177 for the year ended December 31, 2018. Working capital decreased during the quarter ended September 30, 2019 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related parties. Stockholders’ equity decreased due to an operating loss for the nine-month period ended September 30, 2019.

During the nine months ended September 30, 2019, we used cash from operating activities of $645,337 compared to $1,528,962 for the period ended September 30, 2018. Net losses were slightly lower year over year due largely to a decrease in arbitration costs, an insurance refund of professional service costs in relation to the arbitration and decreases in management fees and general and administration fees as a result of reduced costs as a result of our inability to execute on strategic plans in the absence of a definitive award by the arbitration panel, compared to the same period of 2018. Net operating losses were $645,770 and $1,438,188 for the three and nine months ended September 30, 2019, respectively, compared with $1,489,796 and $3,018,888 for the three and nine months ended September 30, 2018, respectively. Net losses included depreciation of $982 and $4,464 for the respective nine-month periods.

During the nine months ended September 30, 2019 and 2018 respectively, we used no cash in investing activities.

During the nine months ended September 30, 2019, cash of $573,000 was provided by financing activities, compared to $1,045,587 provided during the same period of 2018.

Private Placement Offerings

No private placement offerings occurred during the nine months ended September 30, 2019 or 2018.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At September 30, 2019, we owed $396,261 for Notes payable in Gold, $1,020,000 for Notes payable and $2,914,737 for Notes payable – related party. Interest payable on these borrowings totaled $582,032. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

During September of 2020, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,789, of which $168,976 was to a related party.

Effective November 1, 2019, we entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Nicholas Gallagher, a related party and member of our Board of Directors, in his capacity as agent for and on behalf of the holders of the Notes payable.

As a result of the borrowings under the Notes payable in gold, Notes payable and Notes payable – related party (collectively, the “Notes”), we are faced with a significant hurdle in financing the Company going forward, whether to conduct exploration programs or initiate a mining program at the Chandalar mine. Our near-term cash requirements are greater than the assets we have available to satisfy them, and the holders of the Notes could choose to exercise their rights to demand payment, which would result in a default situation relative to the Notes. Mr. Gallagher is secured in his lending to the Company by means of the Amended Agreement, and if he were to demand payment, the Company would not be able to pay him the amounts due and he would be entitled to take ownership of our claims and other assets. We believe these holders to be friendly to the Company and that they will refrain from demanding payment, but the Company cannot control the potential demands nor the consequences that would be extracted as a result of default on the Notes.

.

Mining Permit and Future Mining Activities

The recent upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher over the most recent three months of 2020 have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 40,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

If we can attract the type of investor who is comfortable with reinstating the placer mining operation, we may have a viable and productive path forward toward obtaining financing in the short-term to achieve long-term profitability. To effectively pursue this strategy, (1) the mining permit for the Chandalar mine must be transferred to us from NyacAU, our former JV partner and the current holder of the permit, (2) financial concessions must be made relative to LOC1, which is currently to be satisfied from gold produced from the claims at the Chandalar mine, and (3) reclamation costs for the Chandalar mine that currently are the responsibility of NyacAU must be mitigated by a mining plan that accomplishes much of the reclamation costs as part of the ongoing mining activity. We do not believe an investor or group of investors will be willing to step forward to fund the placer mining activity without these three factors aligning themselves as described.

Additionally, without a profitable mining operation, the ability to pay back the Notes may not be available to us. If that is the case, the payback would require us to raise money from placements of equity instruments to raise the cash to satisfy the obligations. Such a use of funds may present a funding effort that receives tepid or little response in the equity markets.

However, we do believe there are investors motivated to provide funding for exploration programs to locate and exploit the hard rock deposits from which the placer mineralization is coming from. This strategy can be pursued independent of any mining activities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, and that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are not effective, and that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Changes in internal controls over financial reporting

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to legal proceedings and claims, which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. With the exception of the arbitration actions detailed below, there are no pending material legal proceedings in which the Company is a party or any of their respective properties is subject. Also, with the exception of the arbitration actions detailed below, there are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The arbitration occurred during July and August 2018 in Anchorage, Alaska before a three-member panel. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the Panel. We have received an Interim Award, a Partial Final Award, a Second Interim Award, and a Final Post Award and are awaiting the outcome of the arbitration that would come in the form of a Final Award from the panel.

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

During the quarter ended September 30, 2019, at our joint venture, GNP, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 4, 2020

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November  4, 2020

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer