Form 10-K
period 2019-12-31
GOLDRICH MINING CO
filed 2020-11-04
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Yes ☐ No☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging Growth Company	☐

In an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:       $ 639,421 as of June 30, 2019

The number of shares of the Registrant’s Common Stock outstanding as of November 4, 2020 was 167,926,376.

Documents Incorporated by Reference:  None

GOLDRICH MINING COMPANY

FORM 10-K

December 31, 2019

PART I6

ITEM 1. BUSINESS6

ITEM 1A.  RISK FACTORS10

ITEM 1B. UNRESOLVED STAFF COMMENTS21

ITEM 2.  PROPERTIES22

ITEM 3.  LEGAL PROCEEDINGS40

ITEM 4. MINE SAFETY DISCLOSURES40

PART II41

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES41

ITEM 6.  SELECTED FINANCIAL DATA43

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS43

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK48

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA49

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE78

ITEM 9A.  CONTROLS AND PROCEDURES78

ITEM 9B.  OTHER INFORMATION79

PART III80

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE80

ITEM 11.  EXECUTIVE COMPENSATION87

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS91

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE92

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES93

PART IV94

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES94

SIGNATURES97

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include but are not limited to:

•estimates of mineralized material;

•our anticipated results and developments in future periods;

•statements regarding our exploration plans at our Chandalar property;

•statements regarding our plans to finance our operations;

•statements regarding future costs and expenditures;

•statements regarding our anticipated plan of operation; and

•other matters that may occur in the future.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks related to our ability to continue as a going concern being in doubt;

•risks related to our history of losses;

•risks related to our outstanding gold forward sales contracts and notes;

•risks related to need to raise additional capital to fund our exploration and, if warranted, development and production programs;

•risks related to our property not having any proven or probable reserves;

•risk related to our limited history of commercial production;

•risk related to operating a mine;

•risk related to accurately forecasting, extraction and production;

•risks related to our dependence on a single property – the Chandalar property;

•risks related to climate and location restricting our exploration and, if warranted, development and production activities;

•risks related to our mineralization estimates being based on limited drilling data;

•risks related to our exploration activities not being commercially successful;

•risks related to actual capital costs, production or economic return being different than projected;

•risk related to our joint venture arrangements;

•risks related to unfavorable outcomes of the joint venture arbitration proceedings;

•risks related to mineral exploration;

•risks related to increased costs;

•risks related to a shortage of equipment and supplies;

•risk related to fluctuations in gold prices;

•risks related to title to our properties being defective;

•risks related to title to our properties being subject to claims;

•risks related to estimates of mineralized material;

•risks related to government regulation;

•risks related to environmental laws and regulation;

•risks related to land reclamation requirements;

•risks related to future legislation regarding mining laws;

•risks related to future legislation regarding climate change;

•risks related to our lack of insurance coverage for all risks;

•risks related to competition in the mining industry;

•risks related to our dependence on key personnel;

•risks related to our executive offices not dedicating 100% of their time to our company;

•risks related to potential conflicts of interest with our directors and executive officers;

•risks related to market conditions;

•risks related to our disclosure controls and procedures; and

•risks related to our shares of common stock.

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

ITEM 1. BUSINESS

Overview and History

We are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we have conducted limited extraction of gold on one of our gold prospects, Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) under its Industry Guide 7 (“SEC Industry Guide 7”), although over $50 million in revenue from gold has been produced from its claims since 2015.

Incorporated in 1959, Goldrich Mining Company (OTCBB trading symbol “GRMC”) has been a publicly traded company since October 9, 1970. Our executive offices are located at 2607 Southeast Blvd, Suite B211, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

At this time, our major mineral exploration prospects are contained within our wholly-owned Chandalar property, located approximately 190 air miles north of Fairbanks, Alaska. The property is largely on land owned by the State of Alaska, which is one of the active and highly ranked mining jurisdictions in the world. Both patented federal mining claims and Alaska state mining claims provide exploration and mining rights to lode and placer mineral deposits. A more detailed description of our Chandalar property is set forth in “Item 2 – Properties” of this Annual Report.

The Chandalar property contains both our Chandalar hard-rock (lode) gold project, our primary target, and the Chandalar alluvial gold mine. The area has a long prospecting and mining history dating to the discovery of placer gold deposits in 1905, soon followed by the discovery of more than 30 separate high-grade lode gold mineralization prospects. Over the next 80 years the lode gold mineralization occurrences were intermittently explored or mined by various small operators, but because of the district’s remote location the readily mineable alluvial gold deposits received the most attention.

Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC Industry Guide 7 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. We have however commissioned an independent engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar placer mine, according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Subpart 1300”). The new disclosure requirements under Subpart 1300 will replace the SEC Industry Guide 7 and mining registrants are required to follow them beginning in fiscal years beginning on or after January 1, 2021. The new disclosure requirements under Subpart 1300 allow issuers to disclose inferred, indicated and measured resources as defined therein. Subject to the findings of Company’s currently commissioned initial assessment, we will decide if a preliminary feasibility study should also be prepared for the Chandalar placer mine.  A preliminary feasibility study allows an issuer to disclose any proven or probable mineral reserves on a mineral property.

The ownership and management of Goldrich changed in 2003. Beginning in 2004, we ended a twenty-year hiatus of hard-rock exploration on the property and began employing modern exploration techniques. Our focus is two-fold:

(1) Continue exploration of our Chandalar property where we have discovered and identified drilling targets for a potentially large bulk tonnage hard-rock intrusion-related gold deposit.

(2) Continue gold extraction from the Chandalar placer gold deposit discovered on the property.

We have spent many millions of dollars in exploration and mining activities of our Chandalar property. Some of the highlights include (see details of highlights in the Properties section below):

2012: As described below in Joint Venture Agreement, we signed an agreement with NyacAU to form a joint venture, Goldrich NyacAU Placer, LLC (“GNP”) for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property.

2013: Achievements included GNP’s mobilization of drilling equipment and plant setup, approval of permits to expand mining operations, significant infrastructure improvements and extraction of 680 ounces of fine gold.

2014: We conducted a property-wide airborne radiometric and magnetic survey to generate and further refine exploration targets for bulk-tonnage low-grade mineralization and possible deeper sources of intrusion-related mineralization. We also completed advanced petrographic studies of drill core samples from the Chandalar gold property. The new data refined the orogenic model that has historically guided exploration at Chandalar and redirected our future exploration for intrusion-related mineralization.

2015: We completed reclamation of mine waste road built in 2010 and received a confirmation of completion and satisfaction from the Army Corps of Engineers. GNP extracted approximately 3,600 ounces of fine gold.

2016: GNP extracted approximately 8,200 ounces of fine gold.

2017: We performed additional oxygen isotope studies to further confirm intrusion-related mineralization. In addition, GNP completed a sonic drill program and drilled 231 holes totaling 14,271 feet to further define the Chandalar placer deposit. GNP extracted approximately 12,300 ounces of fine gold.

2018: GNP extracted approximately 17,100 ounces of fine gold.

Although GNP extracted over 42,000 ounces of fine gold from 2013 to 2018, GNP failed to meet the minimum production requirements under the GNP Operating Agreement. Goldrich began arbitration proceedings against NyacAU and certain NyacAU related parties in 2017 (see Joint Venture Agreement and Arbitration below). GNP was dissolved in June 2019 and is in the process of liquidation.  Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed in March through mid-April 2019. There was no gold extracted in 2019.  NyacAU is the holder of the mine permits and began reclamation of the mine in 2019.  NyacAU is responsible for future reclamation costs.  Goldrich hired an independent mining engineering firm in 2019 to formulate a mine plan and complete an initial assessment under Subpart 13000 to determine if Goldrich should pursue production at the placer mine. Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them (see Joint Venture Agreement below for details of the GNP joint venture, arbitration activities and the joint venture’s pending liquidation).

Concerning hard-rock exploration, although we are pleased with the progress that has been made, weak financial markets during the last several years have been an important factor affecting the level of our exploration activities. If the placer mine enters into commercial production (by Goldrich or a third-party operator), we look forward to potential internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies; however, finances must be obtained before we can continue mining activities.

We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our quotation on the OTCBB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value. Our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

Employees

In October 2009, William Schara began employment as our President and Chief Executive Officer (“CEO”). We rely on consulting contracts for some of our management and administrative personnel needs, including for our Chief Financial Officer (“CFO”), Mr. Ted Sharp. The contract for Mr. Sharp expired on December 31, 2009, however, Mr. Sharp continues to provide services to the Company under the same terms provided in the contract. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months.

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

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated annual mining claim rental beginning at $1.03/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All qualified new mining operations are exempt from the mining license tax for 3 1/2 years after production begins.

Environmental Regulations

Our Chandalar property contains an inactive small mining mill site on Tobin Creek with tailings impoundments, last used in 1983. The mill was capable of processing 100 tons of ore per day. A total of 11,884 tons were put through the mill, and into two small adjacent tailings impoundments. A December 19, 1990 letter from the Alaska Department of Environmental Conservation (the “Alaska DEC”) to the Alaska Division of Mining of the Department of Natural Resources (the “Alaska DNR”) states: “Our samples indicate the tailings impoundments meet Alaska DEC standards requirements and are acceptable for abandonment and reclamation.” The Alaska DNR conveyed acknowledgement of receipt of this report to us in a letter dated December 24, 1990. We subsequently reclaimed the tailings impoundments and expect that no further remedial action will be required. Vegetation has established itself on the tailings impoundments, thereby mitigating erosional forces.

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a timetable for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. The Alaska DEC has notified us that further sampling will need to be performed in and around the streambed from the mine site to the stream’s confluence into Chandalar Lake. At December 31, 2019, we have an accrued liability of $100,000 in our financial statements for sampling and remediation costs.

During 2009 and 2010, we engaged in permitted open pit mining operations on Little Squaw Creek. The Small Mines permit restricts ground disturbance to a total maximum of ten acres and requires a specified reclamation plan for the disturbed area to be completed prior to additional acreage being disturbed. We joined the State of Alaska reclamation bond pool to assure the minimum legal reclamation requirements could be met. During the 2010 mining operations, we experienced a situation where it was not practical to concurrently mine and reclaim without wasting (or sacrificing) a significant portion of the mineralized material we intended to mine. During 2012, GNP completed certain corrective actions required by the ACE. In 2013, NyacAU, the managers of GNP, received a new permit to expand the mine site from 10 to approximately 350 acres. The new mining permit provided an increased area for stockpiling topsoil, a larger settling pond system with greater capacity to ensure water quality and availability, and room to allow concurrent mine reclamation as the project advances. In addition, the permit also allowed for construction of a new airstrip. Processing plants used for the recovery of gold will use a recirculating closed-loop water system to minimize water usage and protect the environment.

Although NyacAU received a new permit to expand the mine, Goldrich was still required to remove a mine waste road built in 2010. Remediation activities were completed during 2015, and the Company received a confirmation of completion and satisfaction from the ACE on September 23, 2015.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2019, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2019, we raised $888,000 net cash from senior secured notes payable to third-party and related-party persons, as described elsewhere. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

GNP was dissolved in 2019 and is now in the process of liquidation. We are making our best efforts to raise sufficient capital to continue profitably operating the mine beginning in 2021. The current plant has been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolved GNP operations with commensurate gold extraction by us or a qualified third-party operator, we cannot assure you we will have sufficient capital to implement our plan of operation, that we will be successful in beginning gold extraction operations in the future, the timing for any such operations or that the extraction results in future years will be similar to past results.

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

We have incurred losses since inception, with the exception of the year ended December 31, 2015, and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended 2015, but we incurred net losses during each of the following periods:

•$2,603,065 for the year ended December 31, 2019;

•$3,779,949 for the year ended December 31, 2018;

•$965,457 for the year ended December 31, 2017; and

•$733,298 for the year ended December 31, 2016;

We had an accumulated deficit of approximately $35.5 million as of December 31, 2019. We expect to continue to incur losses unless and until such time as the Chandalar Mine or one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold or our secured senior secured notes, which may result in us losing some of our rights to gold from Chandalar alluvial extraction operations and may adversely affect our assets, results of operations and future prospects.

At December 31, 2019, a portion of the Company’s notes payable in gold outstanding, with a net liability of $406,319, obligate the Company to deliver 266.788 ounces of fine gold on demand. To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. These notes are secured against our right to future distributions of gold extracted from subsequent gold mining operations. At December 31, 2019, we owed secured senior notes to related parties totaling $3,246,316 and outstanding notes payable to unrelated parties of $1,020,000, each with a maturity date of October 31, 2018, as amended on November 1, 2019 to be payable within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. These notes are secured against all of the assets and property of each of Goldrich Mining Company and Goldrich Placer, LLC, whether real, personal or mixed, in which the holders of any Notes (or their Collateral Agent) hold a security interest at such time, including any property subject to liens or security interest granted by the Deed of Trust.

Under our gold forward sales contracts, each of the following constitutes an event of default: (a) our failure to perform or observe any term, covenant or agreement contained in the gold forward sales contract; (b) any warranty made by us in the gold forward sales contract shall prove to have been incorrect in a material respect when made; or (c) we shall declare bankruptcy.  Upon the occurrence of an event of default, the holders of the gold forward sales contracts may designate a termination date for the contract and upon termination receive the delivery date index price (as determined in the gold forward sales contract) of any quantities of gold we were deficient in delivering payable in either (i) cash or (ii) an amount of our shares of common stock equal such value converted into shares at the greater of $0.15 per share or 75% of the current market price per share on the delivery date.

Under our senior secured notes, each of the following constitutes an event of default: (a) the Company fails to pay (i) any portion of the principal amount of any Note when due or (ii) any accrued and unpaid Interest when due and such failure continues for three (3) Business Days or (iii) any other amount that is due and payable under this Amended Agreement, any Note, or the Deed of Trust and such failure continues for ten (10) Business Days after demand for such payment is made by the Holder; (b) the Company fails to observe or perform any other obligation, covenant, or agreement applicable to the Company under this Amended Agreement as and when due and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company; (c) the Company fails to observe or perform any covenant or agreement applicable under the Guaranty and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company; (d)an insolvency or liquidation proceeding or assignment is commenced with respect to the Company or its subsidiary; or (e) any alleged creditor other than the holders seeks to collect any amount allegedly due and owing to said creditor at that time.

If we are unable to timely satisfy our obligations under the notes payable in gold or the secured senior notes, including timely payment of gold on demand or interest when due and payment of the principal amount on demand for the secured senior notes and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are specifically secured against our right to future gold distributions from subsequent gold mining operations. The senior secured notes are secured against all our assets. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects or cause us to declare bankruptcy.

We have entered into arbitration with our joint venture partner.

In 2017, we, our subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and certain members of our current and former management, the counterclaim respondents. During the year ended December 31, 2019, and in 2020 subsequent to the end of the reported period, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. A summary of each award is provided below in the Item 2: Properties section under Arbitration.

GNP is in liquidation.

NyacAU filed the formal Notice of Dissolution in May 2019 and received the certificate of dissolution in July with an effective date of June 3, 2019. GNP is now in the liquidation process (see Joint Venture Agreement and Arbitration below). The Panel ruled that NyacAU should continue as the liquidator. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019. The Panel has jurisdiction over the liquidation process. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters. The Panel may or may not rule in our favor.

We are required to raise additional capital to fund our exploration and, if warranted, development and production programs on the Chandalar property.

We are an exploration stage company and currently do not have sufficient capital to fully fund any long-term plan of operation at the Chandalar gold property. We will require additional financing in the future to fund exploration of and development and production on our properties, if warranted, to attain self-sufficient cash flows. We expect to obtain financing through various means including, but not limited to, private or public placement offerings of debt or our equity securities, the exercise of outstanding warrants, the sale of a production royalty, the sales of gold from future production, joint venture agreements with other mining companies, or a combination of the above. The level of additional financing required in the future will depend on the results of our exploration work and recommendations of our management and consultants. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration or even a loss of some property interest. Additional capital or other types of financing may not be available if needed or, if available, may not be available on favorable terms or terms acceptable to us. Failure to raise such needed financing could result in us having to discontinue our mining and exploration business.

We have only a brief, recent history of gold extraction.

We have only a brief recent history of gold extraction from 2013-2018 and have carried on our business at a loss. As a result of dissolution of GNP, the current plant has been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the GNP operations with commensurate gold extraction by us or a qualified third-party operator, we cannot assure you that similar results will be accomplished in future years. At this time, due to the risks and uncertainties described in this section, we cannot assure you that extraction activities in the future will generate revenues, profits or cash flow to us.

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

The internal report of Paul L. Martin on the mineralized material estimate and data analysis for the Chandalar Alluvial Gold Deposit on our Chandalar property is based on a limited amount of drilling completed during our 2007 drilling program. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of mineralized materials will ever be established as proven and probable reserves as defined in SEC Industry Guide 7. Any mineralized material or gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

Our exploration activities may not result in commercially successful mining operations.

Our operations are focused on mineral exploration, which is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The focus of our current exploration plans and activities is conducting mineral exploration and deposit definition drilling at Chandalar. The success of this gold exploration is determined in part by the following factors:

•identification of potential gold mineralization based on analysis;

•availability of government-granted exploration permits;

•the quality of our management and our geological and technical expertise; and

•capital available for exploration.

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

Mining and Exploration activities involve a high degree of risk.

Our operations on our properties will be subject to all the hazards and risks normally encountered in the mining of and exploration for deposits of gold. These hazards and risks include, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, pit-wall failures, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and legal liability. Milling operations, if any, are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

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

We hold certain interests in our Chandalar property in the form of State of Alaska unpatented mining claims. We hold no interest in any unpatented U.S. federal mining claims at Chandalar or elsewhere. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•The existence and sufficiency of a discovery of valuable minerals;

•Proper posting and marking of boundaries in accordance state statutes;

•Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes;

•Whether sufficient annual assessment work has been timely and properly performed and recorded; and

•Possible conflicts with other claims not determinable from descriptions of records.

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

Reclamation may include requirements to:

•control dispersion of potentially deleterious effluents; and

•reasonably re-establish pre-disturbance land forms and vegetation.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

We may experience cybersecurity threats.

We rely on secure and adequate operations of information technology systems in the conduct of our operations. Access to and security of the information technology systems are critical to our operations. Given that cyber risks cannot be fully mitigated and the evolving nature of these threats, we cannot assure that our information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to our information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect our operations as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

Newly adopted rules regarding mining property disclosure by companies reporting with the SEC may result in increased operating and legal costs.

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards.  These rules are not effective until the Company’s first full fiscal year beginning on or after January 1, 2021. The Company currently reports mineralization in compliance with SEC Industry Guide 7 and does not currently have any technical reports or assessments completed on its properties that would be in compliance with the new rules. The new rules may require the preparation and filing of technical reports on the Company’s properties on a more frequent basis than the Company’s historical practice.  Such changes to the Company’s reporting requirements and the preparation of technical reports and assessments could result in increased compliance costs.

Risks related to the Company

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

Risks related to our Common Stock

The market for our common stock has been volatile in the past and may be subject to fluctuations in the future.

The market price of our common stock has ranged from a high of $0.028 and a low of $0.006 during the twelve-month period ended December 31, 2019. The market price for our common stock closed at $0.024 on December 29, 2019, the last trading day of 2019. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2019, we had 139,573,798 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•1,075,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2019;

•32,190,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2019; and

•60,325,024 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2019.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 93,590,499 shares of common stock, and our issued and outstanding share capital would increase to 233,164,297 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2019, ranged between a high of $0.028 and a low of $0.006, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
Homer
Prince William Sound
Nunivak Is
Cook Inlet
Ketchikan
Kodiak
Kodiak Is
BRISTOL BAY
GULF OF ALASKA
Perryville
Fort Randall
False Pass
King Cove
Pavlof Harbor
PACIFIC OCEAN
0
100
200
400
600
MILES

Revised 3/5/10

Map 1 – Location of the Chandalar, Alaska Mining District

Chandalar Property, Alaska

The Chandalar gold property is currently our only mineral property. It is an exploration stage property. We were attracted to the Chandalar district because of its similarities to productive mining districts, its past positive exploration results, and the opportunity to control multiple attractive gold quartz-vein prospects and adjacent unexplored target areas for large bulk tonnage deposits. We believe that our dominant land control eliminates the risk of a potential competitor finding ore deposits located within adjacent claims. Summarily, we believe the scale, number and frequency of the Chandalar district gold-bearing exposures and geochemical anomalies compare favorably to similar attributes of productive mining districts.

Location, Access & Geography of Chandalar

Our Chandalar property essentially envelops the entire historic Chandalar mining district and lies approximately 70 miles north of the Arctic Circle at a latitude of about 67°30’. It is about 190 air miles north of Fairbanks, Alaska, a full-service support center for the oil and mining industry, and 48 air miles east of the Dalton Highway, the major all-weather north-south route that links Fairbanks to the Prudhoe Bay oil fields on the Arctic Ocean to the north, and 48 air miles east-northeast of the town of Coldfoot (Map 1). Access to our Chandalar Squaw Lake mining camp and nearby Chandalar Gold Mine is either by aircraft from Fairbanks, or overland during the winter season via a 95-mile-long ice road from Coldfoot through the community of Chandalar Lake to Squaw Lake.

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

Squaw Lake
Little Squaw Lake
CAMP
BIG SQUAW CR. GOLD PLACER TARGET
NUGGET CREEK GOLD PLACER TARGET
LITTLE SQUAW CR. GOLD PLACER RESOURCES
EAST PROSPECTOR
NORTHERN LIGHTS
PALLASGREEN
DRUMLUMMON
GRUBSTAKE JACKPOT
KELTY
CARIBOU GULCH
LITTLE SQUAW MINE
BIG SQUAW
BIG SQUAW CR. PLACER
ENEVELOE MINE
AURORA GULCH
PIONEER
CRYSTAL
McLELLAN CREEK PLACER
McLELLAN
CHANDALAR
BONANZA-JUPITER
SUMMIT MINE
URANUS
MIKADO MINE
CHIGA
RATCHET RIDGE
ROCK GLACIER
*ENEVELOE
*WOODCHUCK
BIG CREEK BOWL
TOBIN CR. PLACER
KISKA
INDICATE -TONAPAH (north zone)
INDICATE -TONAPAH
*STAR #3
GRIZZLY RIDGE
STAR
BIG CREEK PLACER
MIKADO
*ST MARYS
*PEDRO
*BOULDER CREEK
13 additional 40 acre MTRSC claims along Big Creek south of map border.
R 4 W
R 3 W
T 32 N
T 31 N
7,495,000 N.
7,490,000 N.
455,000 E.
445,000 E.
W
E
0
1
MILE
CONTOUR INTERVAL 100 FEET
DATUM IS MEAN SEA LEVEL
MAP BASE ADAPTED FROM U.S.G.S.
TOPOGRAPHIC 1:63,360
GOLDRICH MINING COMPANY
Pros-vein names 12-28-10.cdr

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third-party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty carried interest at the greater of prime plus 2% or 10% and was repaid from Goldrich’s portion of production (as defined in the joint venture agreement). The royalty was extinguished when Goldrich paid back the loan.

The Company entered into an Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”) with Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors, in his capacity as Agent for and on behalf of Gallagher and other lenders to amend the Senior Secured Note financing effective as of November 1, 2019. Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and similar assets. For more information see Notes Payable and Notes Payable – Related Party below.

Chandalar Geology and Mineralization

Refer to Maps 3 and 4 for graphic representation of both the hard-rock prospects and alluvial fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits that have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC Industry Guide 7 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. We have however commissioned an independent engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar placer mine, according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants. The new disclosure requirements will replace the SEC Industry Guide 7 and mining registrants are required to follow them beginning in 2021. The new disclosure requirements will allow Goldrich to disclose inferred, indicated and measured resources. Subject to the findings of the initial assessment, Goldrich will decide if a preliminary feasibility study should also be prepared for the Chandalar Mine.  A preliminary feasibility study would allow Goldrich to disclose any reserves of the Chandalar Mine.

Infrastructure

We have established a substantial exploration infrastructure at our Chandalar property, including a 25-person camp, heavy and light-duty equipment, a 5,000-foot airstrip, and a network of roads that offer all-weather access to all of the major gold prospects. Current surface access to the camp from the Dalton Highway is restricted to the winter months via a winter trail from Coldfoot along the Dalton Highway. The State of Alaska has a right-of-way to construct a permanent all-season road along this trail which, when built, will allow year-around surface access to the project site. We are not aware of any plans to build this road at the present time.

Historical Mining and Exploration Activities in the Modern Era

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

When new management began exploration in 2004, we ended a twenty-year hiatus of hard-rock exploration on the property and began employing modern exploration techniques. We have spent many millions of dollars in exploration and mining activities of our Chandalar property as discussed below.

2004

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

During the 2004 summer field season at Chandalar, using independent certified professional geologists, we followed up on the work recommended by the remote sensing consultant’s studies. We also expanded our claim block to cover outlying vein showings and reconnaissance sampling of rocks, soils and stream sediments for geochemical analyses. The objective of the field program was to assess the validity of historic records, refine known drilling targets and identify new drilling targets. Several prospects of previously unevaluated or unknown gold mineralization were found.

2005

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

2006

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

2007

Concerning hard-rock exploration, the 2007 Chandalar exploration program expanded our understanding of several hard-rock gold prospects through trenching and associated sampling. In all, forty prospect areas were mapped in detail and 1,342 samples of rock (including trench and placer drill holes to bedrock) and soil were collected and analyzed. Forty-five trenches for 5,927 feet were accomplished using an excavator, of which 4,954 feet cut into bedrock and were sampled. Some 534 trench samples were taken continuously along the lengths of all trenches. Additionally, ground magnetic surveys on fifteen of the prospects were conducted with survey lines totaling 28 miles.

Concerning placer exploration, we conducted 15,000 feet (4,572 meters) of reverse circulation drilling on the Little Squaw Creek drainage. Of 107 holes collared, 87 were completed to their targeted depths. We engaged an independent geological contractor to conduct all sampling in our drilling program, complete all drill sample gold recovery, evaluate ore, maintain drill sample security and report the results of their work.

2008

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents from our 2007 placer drill program was completed by March of 2008. From these results, we concluded that we discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economical to mine under prevailing gold prices. This drill program delineated approximately 10.5 million cubic yards of mineralized material at an average grade of 0.025 ounces (0.78 grams) gold per cubic yard containing an estimated 250,000 ounces of gold (This mineralized material is not a mineral reserve as defined in SEC Industry Guide 7). We believe that with continued drilling, the mineralized body may be substantially increased.

The deposit is geologically characterized as an aggradational placer gold deposit. It is unusual in the sense that it is the only such known alluvial, or placer, gold deposit in Alaska, although many exist in Siberia. Our discovery contrasts to others in Alaska that are commonly known as bedrock placer gold deposits. Aggradational alluvial gold deposits contain gold particles disseminated through thick sections of unconsolidated stream gravels in contrast to bedrock placer deposits where thin but rich gold-bearing gravel pay streaks rest directly on bedrock surfaces. Aggradational placer gold deposits are generally more uniform and thus more conducive to bulk mining techniques incorporating economies of scale. This contrasts with bedrock placer gold deposits where gold distribution tends to be erratic and highly variable. The plan view of our discovery is somewhat funnel-shaped, and as such has been divided into two distinct geomorphological zones: a Gulch, or narrower channel portion, and a Fan, or broad alluvial apron portion.

2009

We began a placer gold test mining operation on Little Squaw Creek. We also started to execute on the recommended plan in April 15, 2009 technical report prepared by an independent consultant. Some exploration of the various other placer gold creeks on the Chandalar property took place. Prospecting work on the hard-rock gold deposit possibilities was also accomplished. That work led to some key understandings of the geology. The work also resulted in the generation of an internal Company memorandum by Mr. Barker proposing an exploratory diamond-core drill program of about 40 drill holes aggregating 20,000 feet. The proposed drill program would evaluate the degree of mineralization occurring as a large strata-bound unit nearly 5 miles in length, as explained in the report Interpretation of Exploratory Findings at Chandalar.

In the 2009 test mining operation, we accomplished a major step in assessing the economic potential of this mineralized body. Most importantly, we found that the mineralized material is a continuous but variably mineralized horizon. There are specific horizons within it that are up to 20 feet thick containing the richest gold grades. The mineralized material is about forty percent composed of gravel, cobbles and boulders set in a sixty percent matrix of fine silt. It is nicely compacted and stands well when opened up. Because of the high silt content, the mineralized material, and the overburden as well, expands by over forty percent in volume when it is mined and converted into loose cubic yards. During 2009 mining test, we stripped approximately 40,000 bank cubic yards of waste material and processed about 9,875 bank cubic yards of gold bearing gravels through our wash plant. About 593.5 ounces of alluvial gold were recovered which, when smelted, yielded 497.5 ounces of fine gold.

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

While there were no drill holes within 400 feet of the perimeter of the 2009 test pit, there was mineralized material exposed in three walls of the pit which encouraged management’s decision to expand the mine by following the mineralized material, using in-pit grade control, and mining material to the physical and economic extent possible. No estimate of metallurgical recovery balances could be made regarding the mined mineralized material in 2010 for lack of sufficient prior data about the gold content in the block of ground that was mined. The gold recovery performance of the plant was checked on a consistent basis by panning its tailings. No significant gold was ever found in the tailings, leading management to conclude that the wash plant, albeit undersized for the job, was working properly.

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
Boulder Creek
Nugget
Creek
McLellan
McLellan Pass
McLellan Peak
T 32 N
T 31 N
R 4
R 3
7,495,000 N.
7,490,000 N.
445,000 E.
450,000 E.
455,000 E.
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
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Holes Proposed in 2009 and Drilled in 2011

2011

Our 2011 hard-rock drilling plan was extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third-party professionals analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and recommended prioritized hard-rock drill targets for the 2011 exploration season. The 2011 exploration program included a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings and we believe they are the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization.

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

The HQ diameter diamond drill holes were generally sampled using a five-foot sample length and overall core recovery averaged greater than 90%. Six quality control samples (one blank and five standards) were inserted into each batch of 120 samples. The drill core was sawn, with half sent to the ALS Minerals sample preparation in Fairbanks, Alaska, where the samples were prepared for assay and then sent to the ALS Minerals Lab in Sparks, Nevada for analyses. Gold was analyzed by fire assay and Atomic Absorption Spectrometry finish and a four-acid sample digestion with Inductively Coupled Plasma Spectrometry method was used to analyze a full suite of elements. Samples were securely transported from the project site to the ALS Minerals preparation laboratory in Fairbanks via chartered aircraft hired by the Company.

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

Drilling results draw us to focus on two prospects – Aurora and Rock Glacier – which we believe are geologically associated and related to the same controlling mineralizing features. Intercepts include:

•1.5 meters (5.0 feet) at 6.57 g/t Au in Hole LS11-0063 on the Aurora prospect;

•2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

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

While the silver (Ag) values associated with these and most of the other gold intercepts are generally less than 2 g/t, unusually, native silver is observed in one core interval of 0.46 meters (1.5 feet) from 80.01 meters (262.5 feet) to 80.47 meters (264.0 feet) in Hole LS11-0042, which assays greater than 690 g/t Ag (> 20.1 oz/st Ag [st = short ton]) with only a trace of gold. A second curious silver rich interval occurs in Hole LS11-0040 for 2.1 meters (7.0 feet) from 23.47 meters (77.0 feet) to 25.60 meters (84.0 feet), which returned 397 g/t (11.6 oz/st Ag), again accompanied with only a trace of gold. We believe this silver mineralization may represent a separate mineralizing event within a large and complex precious metal bearing mineral system.

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

2012

As described below in Joint Venture Agreement, we signed an agreement with NyacAU to form a joint venture, Goldrich NyacAU Placer, LLC (“GNP”) for the purpose of mining the alluvial gold deposits within the bounds of our Chandalar property.

2013

Achievements included GNP’s mobilization of drilling equipment and plant setup, approval of permits to expand mining operations, significant infrastructure improvements and extraction of 680 ounces of fine gold.

2014

In 2014, we completed advanced petrographic studies of drill core samples from the Chandalar gold property. The new data refined the orogenic model that has historically guided exploration at Chandalar and redirected our future exploration for intrusion-related mineralization. We also conducted a property-wide airborne radiometric and magnetic survey to generate and further refine exploration targets for bulk-tonnage low-grade mineralization and possible deeper sources of intrusion-related mineralization.

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

The data obtained from these studies will be compiled with data already derived from sampling, trenching, drilling and geophysical testing to present a comprehensive 3D model of the Chandalar prospects and their geological setting. The results of these studies will assist us in determining methods and targets for exploration.

2015

We completed reclamation of mine waste road built in 2010 and received a confirmation of completion and satisfaction from the Army Corps of Engineers. GNP extracted approximately 3,600 ounces of fine gold.

2016

GNP extracted approximately 8,200 ounces of fine gold.

2017

We performed additional oxygen isotope studies to further confirm intrusion-related mineralization. In addition, GNP completed a sonic drill program and drilled 231 holes totaling 14,271 feet to further define the Chandalar placer deposit and extracted approximately 12,300 ounces of fine gold.

2018

GNP extracted approximately 17,100 ounces of fine gold.

2019

Due to the failure of the joint venture to meet the minimum production requirements under its Operating Agreement, GNP was dissolved in June 2019 and is in the process of liquidation (see Joint Venture Agreement and Arbitration below). Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.  There was no gold production in 2019.  NyacAU is the holder of the mine permits and began reclamation of the mine in 2019.  NyacAU is responsible for future reclamation costs.  Goldrich hired an independent mining engineering firm in 2019 year to formulate a mine plan and complete an Initial Assessment to determine if Goldrich should resume production.  Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

Planned 2020 Exploration and Mining Activities

In 2020, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property. We will once again undertake such activities if and when our financial situation permits.

Interpretation of Exploratory Findings at Chandalar

Since the 2011 diamond drill coring program, continued processing of prospecting information along with compilation of geophysical survey data, core re-logging and an associated stream of petrographic studies (relevantly referenced to 2014 activities presented above) has resulted in the re-thinking of the geologic model guiding the Chandalar gold exploration program. That model started with a preliminary theory derived from the available evidence of the time that the Chandalar gold mineralization was likely a stratabound indigenous feature of the Mikado phyllite/schist photoliths (parent rocks), enhanced by compressional mountain building activity (orogenesis). That theory has now largely been discarded as evidence builds that the gold mineralization is related to a magmatic-hydrothermal alteration system driven by an underlying pluton (a body of intrusive igneous rock).

There are more than 50 bedrock gold showings are contained in a North-Easterly (“NE”) trending zone about 3 km (2 miles) wide and 6 km (4 miles) long. The host rock formation of this distinct zone is mainly pyrrhotitic (magnetic iron sulfide) schist. These prospects are generally associated with the presence of North-Westerly (“NW”) fault zones where they transgress the NE zone of prospects. The numerous gold mineralized prospects can be grouped into three distinct populations: A - massive quartz veins, B - shear and fault gouge zones, and C – dikelets of pegmatite (coarsely crystalline igneous rock). Group A are invariably NW striking, repeatedly sheared and boudinized (segmented like a string of sausages) massive quartz veins containing gold, lead, zinc and arsenic sulfide minerals. Group B, also NW striking, are encased in heavily chloritized host schist, contain crushed or pulverized quartz vein and/or dikelet material, all of which have disseminated arsenopyrite with free-milling gold in them. Group C are intensely hydrothermally altered pegmatite dikelets (generally 5 to 50 cm thick) consisting mostly of secondary clay minerals (after original feldspars, micas and other minerals) mixed with iron carbonates (siderite) and by-product or remnant quartz, all of which have some degree of gold and arsenic mineralization, sometimes also with lead and zinc.

The mapped (surface and drill holes) distribution of the different Groups reflects a general zoning pattern of the gold-mineralized magmatic-hydrothermal alteration system. Group A appears to be the result of lower temperature crystallization and deposition which is peripheral to the massively chloritized sheared schist host rocks of Group B and furthermore to what appear to be swarms of hydrothermally altered pegmatitic dikelets of Group C recorded in some of the drilling. It is important to note the altered gold-bearing dikelets are so soft with pervasive clays they rarely survive weathering erosion to form outcrops, which makes it very difficult to determine their distribution, except as noted in drill intercepts. As explained in the 2014 project activities discussion above, these dikelets contain high-temperature accessory minerals and other minerals which give radiometric responses that help identify their aggregated location. Notably, the dikelets intercepted in the drill holes are usually seen to be intruding and/or replacing schist host rock and are not usually in rock faults, although fault zones may be nearby.

The dikelets of Group C are almost certainly the offspring of larger but hidden intrusive igneous bodies yet to be discovered. The metamorphic grade of the region appears to never have been high enough to melt the indigenous rock, and it is also doubtful it could have produced the selective types of rock alterations now recognized. Since virtually all those of Group C exposed by drilling are mineralized to some degree with gold, geologists servicing the Company clearly believe a parent pluton will also be mineralized, most likely as disseminations, fracture fillings or quartz stockworks within its cupola (roof pendant) where fractionated hydrothermal fluids pregnant with gold would crystalize. Such a deposit of gold mineralization is considered by the Company to be an inspiring exploration target as it could host millions of ounces of gold at economically mineable grades as other intrusive-related gold deposits around the world do.

The Company’s geologists have compiled and analyzed all available geophysical, geochemical, and geological technical data with the objective of identifying the best spots to proceed with exploratory drilling. The most useful component in the data portfolio is the record of the number and intensity of dikelet intercepts in each drill hole. This is found to be most pronounced in the lowest 62-meter (203 ft.) interval of diamond drill core hole LS 11-0060 drilled at -55° for 263 meters (863 ft.). This drill hole hit a vertical section of a gold bearing dikelet swarm for some 50 meters (164 ft.) and terminated within it at a vertical depth of 180 meters below the surface cover of the Rock Glacier prospect. There are no other drill tests of this location. Combined with other supporting technical data (such as the 250,000-ounce Little Squaw Creek gold placer deposit (this deposit is not a SEC Industry Guide 7 resource) about 2.6 km ((1.6 miles)) downstream from it), this site constitutes the best target choice for discovery of a mineralized pluton deeper under or in the immediate vicinity of the Rock Glacier. The next drill test is designed to penetrate 300 meters below the Rock Glacier. The possibility also exists that a more prolific zone of higher density gold-mineralized dikelets could be intersected, which in itself could constitute a gold deposit discovery.

The Company believes it is progressing step by step in solving the more than century-old puzzle of how the more than 50 scattered gold prospects of the Chandalar gold mining district may be genetically related or what other commonality they may have. It is variously manifested in abundant gold showings within an oval NE-oriented zone some 3 km wide and 6 km long (about 18 km²). The Chandalar magmatic-hydrothermal alteration “system” is recognized as a geological fact by those studying it, and is being used as a working model on which to base future explorations. There may be several plutons along this stretch of this zone feeding the “system”. In 2021 and onward, the Company will be focused on identifying “hot spots” within this zone for drill testing.

Joint Venture Agreement

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

4.Reserves. After payment of Operating Expenses, the Members' distribution, and payment of LOC1, we may fund Reserves in an amount that is consistent with the annual budget.

5.Member Distributions, LOC2 Payments and Loan3 Recovery. After payment of Operating Expenses, the Members' payment of LOC1, and funding of any Reserves, from any remaining gold production or revenue, GNP will distribute fifty percent (50%) to NyacAU as a Member of GNP and fifty percent (50%) to Goldrich as a Member of GNP; provided, however, that, for so long as LOC2 or Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized.

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement, and as a result the JV was dissolved in May 2019 and, as of December 31, 2019, is in the process of being liquidated. The Panel has jurisdiction over the liquidation process and has ruled that NyacAU should continue as the liquidator. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019. For 2018, we have calculated distributions under item #2 above for the 2018 production season using the same methodology as prior years’ distributions. NyacAU has challenged its responsibility to declare or pay any distributions under 2018 for item #2. We have refuted the challenge as well as certain changes to the financial statements (see Arbitration).

On June 23, 2015, we raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount has been accrued for the 2019 because there was no production in 2019, or for 2018, due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration).

In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, was carried at an interest rate of the greater of prime plus 2% or 10%, and was to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. The 2016 and 2017 Members Distributions under item #2 above, as adjusted by the rulings of the arbitration panel, were first applied against Loan3 in accordance with the terms of the Operating Agreement, The distributions were sufficient to pay all of Loan3 principal and interest in full.

Arbitration

In 2017, we, our subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and the certain members of our current and former management, the counterclaim respondents. The arbitration claim alleged, amongst other things, claims concerning related-party transactions, accounting issues including capital vs. operating leases, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine.

During the year ended December 31, 2019, and in 2020 subsequent to the end of the reported period, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

2012 Reclamation Work

The Panel ruled Goldrich is responsible to pay the full amount of $339,016 charged by NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

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

The Panel ruled in the Final Post Award, discussed below, that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. Mining operations ceased on September 21, 2018. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay NyacAU for expenses incurred subsequent to the cessation of mining operations.

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

Arbitration events subsequent to December 31, 2019

Final Post Award Orders

A summary of the various matters addressed in the Final Post Award is as follows:

On September 4, 2020, the Panel issued Final Post Award Orders, wherein the Panel issued rulings on multiple material issues:

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

Clarification concerning GNP’’s 2018 Profitability and 2018 Interim Distributions.

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

Estimates of Arbitration

It is possible that there could be either adverse or favorable developments in the arbitration pending with the Company and its JV partner. An unfavorable outcome or settlement of pending arbitration could encourage the commencement of additional legal action by the affected party.

We record provisions in the consolidated financial statements for pending arbitration results when it determines that an outcome is probable, and the amount of the gain or loss can be reasonably estimated. At the present time, except as stated otherwise, while it is reasonably possible that a favorable or unfavorable outcome in the arbitration may occur, after assessing the information available, management is unable to estimate the possible gain or loss, or range of gains or losses, for the pending arbitration; and accordingly, no estimated gains or losses have been accrued in the consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB of the OTC Markets. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national securities exchange.”

Our common stock is quoted on the OTCBB under the symbol “GRMC”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2019 and 2018.

Fiscal Year	High Closing	Low Closing
2019
First Quarter	$0.03	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01
2018
First Quarter	$0.04	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.02	$0.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCBB was $0.037 on October 30, 2020. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of November 4, 2020, there were 2,940 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, or Series F Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

•Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from our surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

oPreferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, our common stock and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

•Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $84,958 as of December 31, 2019. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016 and are included in current liabilities on our Balance Sheet.

We issued Series A Preferred Stock to two U.S. Persons (as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) who are accredited investors, relying on the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. These two U.S. Persons have exercised their conversion privileges and are now holders of our Common Stock. In addition, we issued Series A Preferred Stock to one person who is an “accredited investor” and not a U.S. Person, relying on the exception from the Securities Act registration requirements available under Regulation S of the Securities Act.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 26, 2013 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to 9,550,672 shares of common stock, an amount that represented 10% of the outstanding shares of our common stock at that time. At December 31, 2019, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	1,075,000	$0.06	2,350,672
Equity compensation plans not approved by security holders	0	0	0
Total	1,075,000	$0.06	2,350,672

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

Unless otherwise provided in the applicable award agreement or any severance agreement, vested awards are granted under the 2008 Plan will expire, terminate, or otherwise be forfeited as follows:

•Ninety (90) days after the date of termination of a participant’s continuous status as a participant, other than in the circumstances described below;

oImmediately upon termination of a participant’s continuous status as a participant for cause as defined in a Company subplan or award agreement;

oTwelve (12) months after the date on which a participant ceased performing services as a result of his or her Disability (as defined in the Plan); and

oTwelve (12) months after the death of a participant who was a participant whose continues status as a participant terminated as a result of their death.

Issuer Purchase of Equity Securities

We and our affiliates did not repurchase any of our securities during the year ended December 31, 2019.

Sale of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report that were previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a series of mineralized magmatic intrusions (plutons). Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek where dense swarms of gold mineralized pegmatitic dikelets are seen, the other a deeper, larger mineralized plutonic body(ies) from which the district’s mineralizing fluids have emanated and migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015; however, weak financial markets prevented us from obtaining funds for significant exploration in other years from 2012 through 2019. Significant increases in the price of gold since 2019, appear to have increased the availability of funds so we are hopeful to secure sufficient funds for a major exploration program in the near future.

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

As shown below, the placer gold extracted by GNP increased each year from 2015 through 2018, trending toward production figures that were anticipated by a preliminary economic assessment authored by qualified geologists for us:

Year	Ounces of Placer Gold	Ounces of Fine Gold
2015	4,400	3,900
2016	10,200	8,200
2017	15,000	12,300
2018	20,900	17,100

Although GNP’s extraction increased over the years, ultimately the extraction numbers attained over those years fell short of the Minimum Production Requirements required in the Operating Agreement. According to the terms of the agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement.

On August 20, 2018, we announced the intended dissolution of the GNP joint venture. According to the terms of the joint venture operating agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement. GNP was dissolved in May 2019 and is currently being liquidated with NyacAU managing the process. Goldrich and NyacAU are currently in arbitration as noted above.

Subsequent to 2019, Goldrich commissioned an independent third-party mining engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar Mine.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2020 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $693,432 for interest, $406,319 for payment of the gold notes, $3,456,842 for payment of notes payable to related party, and $1,020,000 for the payment of senior secured loans over the next 12 months as of December 31, 2019. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatments of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections entitled Joint Venture Agreement and Arbitration above and Subsequent Events below. Each of these is disclosed in detail in the Notes to our financial statements included as part of this Annual Report as filed on Form 10-K for 2019. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, NyacAU has recorded a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report. The arbitration panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the arbitration panel.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2019, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

We currently have only a brief, recent history of a recurring source of revenue and in 2016 received our first cash distribution from the joint venture. If we profitably execute a production business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the capital markets and general economic conditions in the United States are constantly changing and may present significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2019, we completed financings of $888,000, compared to $1,460,000 net cash for note financings and placements of our securities during the year ended December 31, 2018. Subsequent to the close of the December 31, 2019 year, we borrowed an additional $325,000 of notes payable, bringing the total notes payable obligation as of August 15, 2020, to $4,566,316, of which $3,052,632 came due October 31, 2018. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At December 31, 2019, we had outstanding total notes payable in gold of $406,319, representing 266.789 ounces of fine gold deliverable at March 31, 2019. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At December 31, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable – related party of $3,246,316.  The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

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

Results of Operations

On December 31, 2019 we had total liabilities of $8,084,670 and total assets of $724,992. This compares to total liabilities of $5,912,698 and total assets of $1,083,521 on December 31, 2018. As of December 31, 2019, our liabilities consist of $255,951 for remediation and asset retirement obligations, $406,319 of notes payable in gold, $3,246,316 of notes payable to related parties, $1,020,000 of notes payable, $1,656,854 of trade payables and accrued liabilities, $600,147 due to related parties, $608,097 of interest payable to related parties, $260,368 of interest payable,  and $30,618 for dividends payable. Of these liabilities, $7,622,930 are due within 12 months. The increase in liabilities compared to December 31, 2018 is largely due to the secured senior notes payable that came due in October 2018 and as amended on November 1, 2019 to be payable within 10 days of a demand notice of the holders. In addition, notes payable in gold increased as a result of an increase in gold prices during 2019, which increased the valuation of gold ounces to be delivered under the contracts. The decrease in total assets was due to a decrease in cash and a decrease in property and equipment as a result of depreciation expense for the year ended December 31, 2019.

On December 31, 2019 we had negative working capital of $7,525,082 and a stockholders’ deficit of $7,359,678 compared to negative working capital of $5,251,940 and a stockholders’ deficit of $4,829,177 for the year ended December 31, 2018. Working capital decreased because of increased deferred compensation to the Company’s officers as well as certain long-term liabilities are coming due within the next 12 months and now classified as current liabilities.

During 2019, we used cash from operating activities of $963,904 compared to $1,869,033 for 2018. Net loss of $2,603,065 for 2019 compared to net loss of $3,779,949 for 2018. In 2018, we recognized a distribution from the JV of $nil, compared to a distribution in 2017 of $228,770. At the end of 2019, we have accumulated approximately $42.8 million and $39.5 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2020 through 2037.

During 2019 and 2018, no cash was used or provided from investing activities.

During 2019, cash of $888,000 was provided by financing activities, compared to cash of $1,460,000 provided during the year ended December 31, 2018. Cash of $824,000 was provided from notes payable related party, net of offering costs and $64,000 from notes payable, net of offering costs. This compares to cash of $1,260,000 provided from notes payable related party, net of offering costs and $200,000 provided from notes payable, net of offering costs in 2018.

Private Placement Offerings

No private placement offerings occurred during 2018 and 2019.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At December 31, 2019, we owed $406,319 for Notes payable in Gold, $1,020,000 for Notes payable and $3,246,316 for Notes payable – related party. Interest payable on these borrowings totaled $868,465. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets, December 31, 2019 and 2018	52
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	53
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018	54
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	55
Notes to the Consolidated Financial Statements	56-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company, (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2003

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

November 4, 2020

Goldrich Mining Company
Consolidated Balance Sheets
December 31, 2019 and 2018
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 1,274	$ 77,178
Prepaid expenses	96,574	122,131
Other current assets	-	13,671
Total current assets	97,848	212,980

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	716	2,025
Mining properties, claims, and royalty option	626,428	868,516
Total property, equipment and mining claims	627,144	870,541
Total assets	$ 724,992	$ 1,083,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,656,854	$ 1,052,520
Interest payable	223,555	44,747
Interest payable – related party	439,121	205,570
Related party payables	600,147	457,727
Notes payable, net of discount	1,020,000	952,634
Notes payable, net of discount – related party	3,246,316	2,378,947
Notes payable in gold	406,319	342,157
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	7,622,930	5,464,920

Long-term liabilities:
Interest payable in stock	36,813	-
Interest payable in stock – related party	168,976	-
Remediation and asset retirement obligation	255,951	447,778
Total long-term liabilities	461,740	447,778
Total liabilities	8,084,670	5,912,698

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, , 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 and 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,905,542	13,832,978
Accumulated deficit	(35,493,775)	(32,890,710)
Total stockholders’ deficit	(7,359,678)	(4,829,177)
Total liabilities and stockholders' deficit	$ 724,992	$ 1,083,521

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Operating expenses:
Mine preparation costs	$ 306,929	$ 175,369
Depreciation	1,309	4,844
Management fees and salaries	222,562	309,746
Professional services	85,758	60,418
General and administrative	257,984	309,335
Office supplies and other	8,760	9,533
Directors' fees	26,700	20,600
Mineral property maintenance	97,439	91,059
Reclamation expense	339,015	50,000
Royalty interest adjustment	36,350	-
Settlement expense	59,500	-
Arbitration costs (Note 4)	202,431	1,835,382
Total operating expenses	1,644,737	2,866,286

Other (income) expense:
Change in fair value of notes payable in gold	64,162	(13,793)
Gain on settlement of accounts payable	-	(18,000)
Interest expense and finance costs	894,146	945,456
Loss on foreign exchange	20	-
Total other (income) expense	958,328	913,663

Net loss	(2,603,065)	(3,779,949)

Preferred dividends	(7,604)	(7,604)
Net loss available to common stockholders	$ (2,610,669)	$ (3,787,553)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.03)

Weighted average common
shares outstanding-basic and diluted	139,573,798	137,042,253

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	134,107,809	$13,410,781	151,053	$271,175	$14,016,932	$(29,110,761)	$(1,411,873)
Warrants issued with note payable					165,857		165,857
Shares issued for accounts and related party payables	3,615,989	361,599			(238,301)		123,298
Shares granted to directors and officers	1,850,000	185,000			(120,435)		64,565
Stock options granted to consultants					8,925		8,925
Net loss						(3,779,949)	(3,779,949)
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with notes payable					44,203		44,203
Warrants issued for finders fees					28,361		28,361
Net loss						(2,603,065)	(2,603,065)
Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$ (2,603,065)	$ (3,779,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,309	4,844
Change in fair value of notes payable in gold	64,162	(13,793)
Royalty interest adjustment	36,350	-
Share-based compensation - restricted stock	-	64,565
Share-based compensation - options	-	8,925
(Gain) on settlement of accounts payable	-	(18,000)
Amortization of discount on notes payable	90,938	523,448
Remediation obligation increase	-	50,000
Accretion of asset retirement obligation	13,911	13,376
Other asset allowance	13,671	14,117
Warrants issued for finders fees	28,361	-

Change in:
Prepaid expenses	25,557	(34,129)
Accounts payable and accrued liabilities	604,334	1,011,974
Interest payable	215,621	25,396
Interest payable – related party	402,527	171,366
Related party payables	142,420	88,827
Net cash used - operating activities	(963,904)	(1,869,033)

Cash flows from financing activities:
Proceeds from notes payable and warrants, net	64,000	200,000
Proceeds from notes payable and warrants – related party, net	824,000	1,260,000
Net cash provided - financing activities	888,000	1,460,000
Net decrease in cash and cash equivalents	(75,904)	(409,033)

Cash and cash equivalents, beginning of year	77,178	486,211
Cash and cash equivalents, end of year	$ 1,274	$ 77,178

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 72,890	$ 215,879
Non-cash investing and financing activities:
Issuance of shares of common stock for accounts payable	-	$ 123,298
Warrants issued with notes payable	$ 44,203	165,857

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2019, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) exchange under the ticker symbol GRMC.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $35,493,775 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC. This subsidiary is included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of and for the years ended December 31, 2019 and December 31, 2018, with all intercompany balances and investment accounts eliminated.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

Earnings (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

For the years ended December 31, 2019 and 2018, the effect of the Company’s outstanding convertible preferred shares, options and warrants, totaling 93,590,499 and 110,379,490 for the two years, respectively, has not been included in the Company’s net income (loss) per share as their inclusion would have been anti-dilutive.

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

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost less impairment method. In accordance with ASU No. 2014-09, the Company has determined that its revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require Company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

During 2019 and 2018, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2019	Balance December 31, 2018	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$ 406,319	$ 342,157	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2019 and 2018. The inputs to the valuation of Level 2 liabilities are described in Note 7 Notes Payable in Gold.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

3.PROPERTY, EQUIPMENT AND MINING CLAIMS

Equipment

At December 31, 2019 and 2018, the Company’s equipment classifications were as follows:

	2019	2018
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	390,140	390,140
Office and other equipment	65,549	65,549
Total	2,083,040	2,083,040
Accumulated depreciation	(2,082,324)	(2,081,015)
Equipment, net of depreciation	$ 716	$ 2,025

Of the Company’s equipment, $1,319,341 are being depreciated over lives of three and five years and $763,699 are being depreciated over seven and ten years, resulting in total depreciation expense of $1,309 for 2019. Assets of $1,319,341 and $763,699 being depreciated over corresponding periods, respectively, resulting in total depreciation of $4,844 for 2018.

Mining Properties and Claims, and Royalty Option

At December 31, 2019 and 2018, the Company’s mining properties claims, and royalty option were as follows:

	2019	2018
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	(1)37,028	242,766
Jumbo Basin royalty option (Note 4)	(2)250,000	286,350
Total	$ 626,428	$ 868,516

(1)Asset retirement costs will be amortized over the related long-lived asset using a units of production method. During 2019, the Company reduced its estimate of Asset retirement costs and Asset retirement obligation by $205,738 (see Note 9 Asset Retirement Obligation).

(2)During the year ended December 31, 2019, the arbitration panel awarded distributions from 2016 and 2017 to Goldrich from GNP that paid the balance of principal and interest of Loan3, a loan made to purchase the Jumbo Basin royalty options. While reviewing the carrying costs of the royalty option, management determined that its carrying value exceeded the contractual purchase price by $36,350, and adjusted the carrying value during 2019 as a charge to its Statements of Operations.

4.JOINT VENTURE

On April 3, 2012, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich, entered into a term sheet for a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement (the “Operating Agreement”) which was subsequently signed with an effective date of April 2, 2012. In each case as used herein in reference to the JV, ‘production’ is as defined by the Operating Agreement. As part of the Operating Agreement, GP and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost less impairment method.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

2.Members' Distribution - Ten Percent (10%) Portion. After payment of Operating Expenses, GNP will distribute in kind twenty percent (20%) of the remaining gold produced, equally, ten percent (10%) to NyacAU as a Member of the GNP and ten percent (10%) to Goldrich as a Member of GNP; provided; however, that, for so long as any secondary line of credit from NyacAU to GNP (“LOC2”) or loan from NyacAU to GNP to purchase the Jumbo Basin royalty (“Loan3”) are not paid in full, GNP shall retain one hundred percent (100%) of this distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full.

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

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement. As a result, GNP was dissolved during 2019 and, as of December 31, 2019, the liquidation of GNP was in process. The Company has calculated distributions under item #2 above for the 2018 production season using the same methodology as prior years’ distributions. NyacAU has challenged its responsibility to declare or pay any distributions of this type for 2018. The Company has refuted the challenge as well as certain changes to the financial statements (see Arbitration).

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows of GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. GP retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP Operating Agreement, GP will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2019 and 2018, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to the Company that were applied to Loan3 in 2016 and 2017. No additional amounts have been accrued for the 2019 and 2018 distributions due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration).

Goldrich Mining Company

Notes to the Consolidated Financial Statements

In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, which was carried at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. During the year ended December 31, 2019, the arbitration panel (see Arbitration below) awarded distributions from 2016 and 2017 to Goldrich from GNP. In accordance with terms of the Operating Agreement, the Company applied the distributions toward Loan3 and the balance of principal and interest for LOC3 were paid in full. While reviewing the carrying costs of the royalty option, management determined that its carrying value exceeded the contractual purchase price by $36,350 and adjusted the carrying value during 2019.

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

The Company records amounts for loss or gain contingencies when it is probable that a liability or an asset is realizable and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 12 Commitments and Contingencies and Note 13 Subsequent Events for additional information and rulings subsequent to December 31, 2019. The Company incurred $202,431 and $1,835,382 in arbitration expenses during the years ended December 31, 2019 and December 31, 2018, respectively.

5.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through December 31, 2019, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Year ended 12/31/19	Year ended 12/31/18
Beginning Balance	$ 295,000	$ 192,500
Deferred During Period	180,000	180,000
Cash Paid During Period	(48,500)	(77,500)
Ending Balance	426,500	295,000

CFO
Beginning Balance	64,909	35,202
Deferred During Period	42,703	64,222
Cash Paid During Period	(28,968)	(34,515)
Ending Balance	78,644	64,909

Board fees payable	95,003	97,818
Total Related party payables	$ 600,147	$ 457,727

Goldrich Mining Company

Notes to the Consolidated Financial Statements

During the year ended December 31, 2018 the Company also awarded 1,850,000 shares of common stock to officers and a director as compensation. The value of the shares awarded was $64,565 based upon the quoted value of the stock at the time of the grant.

6.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At December 31, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable – related party of $3,246,316. At December 31, 2018, the Company had outstanding Notes payable of $952,634 and outstanding Notes payable – related party of $2,378,947. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the year ended December 31, 2019, the Company received additional tranches of the notes payable for a total of $934,737, discounted at 5% or $46,737, resulting in net proceeds of $888,000, of which net proceeds of $824,000 was from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the Notes payable - related party described above. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

During the years ended December 31, 2019 and December 31, 2018, the Company paid finder fees totaling $7,697 and $6,000, respectively, to related party entities, and incurred $26,640 and $25,520, respectively, of other finance and placement costs. Interest of $552,492 was expensed during the year ended December 31, 2019 of which $402,527 was to related parties. Interest of $734,922 is accrued at December 31, 2019 and is included in Interest payable, Interest payable – related parties, Interest payable in stock and Interest payable in stock – related parties. Interest due at December 31, 2019 was not timely paid and is due within 10 days of a demand notice by the holders. There has been no notice of default or demand issued by any holder.

The table below summarizes the total notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the Notes payable and Notes payable – related party.

Tranche Date	Net amount after 5% Discount	Note Face Value	Warrants issued to holders	Finders fees in Warrants	Finders fees in Cash
Notes Payable
Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Dec. 24, 2018	200,000	210,526	1,105,262	88,421	6,000
March 31, 2019	14,000	14,737	77,368	6,189	420
June 30, 2019	50,000	52,632	276,315	22,105	1,500
Total Notes Payable	969,000	1,020,000	5,354,992	428,399	$ 7,920

Related Party
Dec. 22, 2017	1,000,000	1,052,632	5,526,312	442,105	30,000
Dec. 24, 2018	1,260,000	1,326,316	6,963,155	557,052	37,800
March 31, 2019	71,000	74,737	392,368	31,390	2,130
June 30, 2019	135,000	142,105	746,051	59,684	4,050
Sept. 30, 2019	303,000	318,947	1,674,471	133,958	9,090
Oct. 31, 2019	50,000	52,632	276,315	22,105	1,500
Dec. 18, 2019	265,000	278,947	-	-	7,950
Total Notes Payable -Related Party	3,084,000	3,246,316	15,578,672	1,246,294	92,520
Total	$ 4,053,000	$ 4,266,316	20,933,664	1,674,693	$ 100,440

Goldrich Mining Company

Notes to the Consolidated Financial Statements

A total of 22,608,357 five-year Class T warrants have been issued in connection with the note issuances, of which 20,933,664 have been issued to holders and 1,674,693 have been issued for finders fees. The warrants have an exercise price of $0.03 per common share and expire on various dates from November 30, 2022 through December 19, 2024. During the year ended December 31, 2019, the Company issued 3,442,888 warrants in connection with the notes payable, of which 275,476 warrants were for finders fees. During the year ended December 31, 2018, the Company issued 8,713,890 warrants in connection with the notes payable, of which 645,473 were for finders fees.

The relative fair values of the warrants were estimated on the issue dates at $44,203 and $165,857 for 2019 and 2018, respectively, using the following weighted average assumptions:

	December 31, 2019	December 31, 2018
Market price of common stock on date of issuance	$0.007 - $0.0275	$0.02 - $0.035
Risk-free interest rate	1.34% - 2.51%	2.26% - 3.07%
Expected dividend yield	0	0
Expected term (in years)	5	5
Expected volatility	154.7% - 172.1%	155.5% - 162.4%

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

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. Of these amounts $6,500 and $nil were remitted in 2020; and

b.to reimburse Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Gallagher in connection with the Amended Agreement. The Company accrued $32,644 at December 31, 2019 and paid the amount to Mr. Gallagher in 2020 under this clause.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

In an agreement separate from the Amended Agreement, Goldrich and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his loan into stock of the Company at $0.015 per share. In another agreement separate from the Amended Agreement, Goldrich and holders, other than Mr. Gallagher, agreed to convert $36,813 of unpaid interest into stock of the Company at $0.015 per share. During 2020, a total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the holders, reducing interest payable by $205,789 (see Note 13 Subsequent Events).

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

7.NOTES PAYABLE IN GOLD

During 2013, the Company issued notes payable in gold totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the

Goldrich Mining Company

Notes to the Consolidated Financial Statements

lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

During the year ended December 31, 2019, the Company renegotiated terms with the holders for a sixth time. A default condition arising from the non-delivery of the gold on March 31, 2019, was alleviated by agreements with the three note holders with the following amended terms:

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

Through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At December 31, 2019 and 2018, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes.

Due to the change in the delivery terms provided in the sixth amendment, the Company estimated the fair value of the notes based upon the market price of gold on December 31, 2019 of $1,523 per ounce as quoted on the London PM Fix market, or $406,319, as of December 31, 2019. The valuation resulted in an increase in gold notes payable of $64,162 during 2019.

At December 31, 2019 and 2018, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2018, the Company had outstanding total notes payable in gold of $342,157, using a per ounce value of $1,283 as quoted on the London PM Fix market.

Interest of $35,025 and $34,182 was recognized during the years ended December 31, 2019 and 2018, respectively.

8.STOCKHOLDERS’ EQUITY

Common Stock:

On September 30, 2019, the Company changed transfer agents due to issues of communication, transaction delays and other matters being experienced with our long-standing transfer agent. The Company engaged Nevada Agency & Transfer Company (“NATCO”) to act as its transfer agent going forward. During the transfer of records, NATCO determined that a difference of 3,138,787 shares existed between the Company’s detail records and the share listings provided by the outgoing agent. The Company has researched, reconciled, and tested the shares of stock outstanding and believes its detail listing to be accurate. There is the possibility, however, that future information may become available that changes the number of shares the Company reports

Goldrich Mining Company

Notes to the Consolidated Financial Statements

as outstanding. Management does not believe that such information will have a material effect on the Company’s financial position or its results of its operations.

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2019 and 2018, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

•Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred Stock could be converted.

•Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into six shares of common stock. The Company has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the third anniversary of its issuance if the weighted average trading price of the common stock exceeds $1.00 per share for ten consecutive trading days. The Company also has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the tenth anniversary from the date of issuance.

•Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

•Preferential and Cumulative. The Series A dividends shall be payable before any dividends will be paid upon, or set apart for, the common stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

•Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. We have total dividends in arrears of $84,958 as of December 31, 2019. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 and 900,000 common shares for the years ended December 31, 2019 and 2018, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2019 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

•Voting: Each holder of Series B Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series B Preferred Stock could be converted. Holders of Series B Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series B Preferred Stock is entitled to pre-emptive voting rights.

•Conversion: Shares of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series B shares by $1,000, then dividing by the Series B conversion price of $0.07 per common share. The Series B conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•Dividend Rate: The holders of Series B Preferred Stock shall not be entitled to receive dividends.

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2019 and 2018.

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2019 shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

•Voting: Each holder of Series C Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series C Preferred Stock could be converted. Holders of Series C Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series C Preferred Stock is entitled to pre-emptive voting rights.

•Conversion: Shares of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series C shares by $1,000, then dividing by the Series C conversion price of $0.03 per common share. The Series C conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•Dividend Rate: The holders of Series C Preferred Stock shall not be entitled to receive dividends.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2019 and 2018.

Series D Convertible Preferred Stock:

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 common shares for the years ended December 31, 2019 and 2018.

Series E Convertible Preferred Stock:

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2019 and 2018.

Series F Convertible Preferred Stock:

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2019 and 2018. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and 5,100,000 common shares for the years ended December 31, 2019 and 2018, respectively.

Series D, E and F Preferred Stock were issued with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), shall be paid prior to liquidation payments to holders of Company securities junior to the Series D, E, and F Preferred Stock. Holders of the Company’s Series A, B and C Preferred Stock shall be paid in advance of holders of the Series D, E and F Preferred Stock on the occurrence of a Liquidation Event.

•Voting: Each holder of Series D, E and F Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series D, E and F Preferred Stock could be converted. Holders of Series D, E and F Preferred Stock vote as a single class respectively with the common shares on an as-if-converted basis. No holder of Series D, E and F Preferred Stock is entitled to pre-emptive voting rights.

•Conversion: Shares of Series D, E and F Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series D, E and F shares by $1,000, then dividing by the Series D, E and F conversion price of $0.03 per common share. The Series D, E and F conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

•Dividend Rate: The holders of Series D, E and F Preferred Stock shall not be entitled to receive dividends.

•The Series D, E and F Preferred Stock includes a redemption feature as described above.

A related party and member of the Company’s board of directors, Nicholas Gallagher, holds and controls all of the outstanding shares of the Series A, B and C Preferred Stock, 50 shares of the Series D Preferred Stock, 280 shares of the Series E Preferred Stock and all of the Series F Preferred Stock.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Warrants:

The following is a summary of warrants at December 31, 2019:

	Shares	Exercise Price ($)	Expiration Date
Class L Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2018	2,857,142	0.10	Jan 23, 2019
Outstanding and exercisable at December 31, 2018	2,857,142
Expired	(2,857,142)
Outstanding and exercisable at December 31, 2019	-
Class M Warrants: (Issued for Note Payable)
Outstanding and exercisable at January 1, 2018	1,735,000	0.15	Jan 29, 2019
Outstanding and exercisable at December 31, 2018	1,735,000
Expired	(1,735,000)
Outstanding and exercisable at December 31, 2019	-
Class N Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2018	13,863,042	0.11	Jun 6 to Jul 18, 2019
Outstanding and exercisable at December 31, 2018	13,863,042
Expired	(13,863,042)
Outstanding and exercisable at December 31, 2019	-
Class N-2 Warrants: (Issued for Finders Fees)
Outstanding and exercisable at January 1, 2018	2,701,386.055		Jul 18, 2019
Outstanding and exercisable at December 31, 2018	2,701,386
Expired	(2,701,386)
Outstanding and exercisable at December 31, 2019	-
Class O Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2018	5,000,000.06		Mar 31, 2020
Outstanding and exercisable at December 31, 2018	5,000,000
Outstanding and exercisable at December 31, 2019	5,000,000
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Outstanding and exercisable at January 1, 2018	2,250,000.07		Jun 23, 2020
Outstanding and exercisable at December 31, 2018	2,250,000
Outstanding and exercisable at December 31, 2019	2,250,000
Class P-2 Warrants: (Issued for Finders Fees)
Outstanding and exercisable at January 1, 2018	1,200,000.05		Jun 23, 2020
Outstanding and exercisable at December 31, 2018	1,200,000
Outstanding and exercisable at December 31, 2019	1,200,000
Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2018	8,333,333.03		Dec 8, 2020
Outstanding and exercisable at December 31, 2018	8,333,333
Outstanding and exercisable at December 31, 2019	8,333,333
Class Q-2 Warrants: (Issued for Finders Fees)
Outstanding and exercisable at January 1, 2018	833,333.03		Dec 8, 2020
Outstanding and exercisable at December 31, 2018	833,333
Outstanding and exercisable at December 31, 2019	833,333
Class S Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2018	15,000,001.045		Apr 6 to Dec 9, 2021
Outstanding and exercisable at December 31, 2018	15,000,001
Outstanding and exercisable at December 31, 2019	15,000,001
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2018	5,100,000.03		Dec 30, 2021 to Mar 30, 2022
Outstanding and exercisable at December 31, 2018	5,100,000
Outstanding and exercisable at December 31, 2019	5,100,000
Class T Warrants: (Issued with Senior Secured Notes Payable)
Outstanding and exercisable at January 1, 2018	9,422,359.03		Dec 22, 2022
Warrants issued	8,068,417.03		May 17 to Dec 24, 2023
Outstanding and exercisable at December 31, 2018	17,490,776
Warrants issued	5,117,581.03		Jan 1 to Oct, 2024
Outstanding and exercisable at December 31, 2019	22,608,357
Warrants outstanding at December 31, 2018 were 76,364,013 with a weighted average exercise price of $0.057. Warrants and weighted average exercise price at December 31, 2019	60,325,024.038

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Warrants issued in 2019 included 3,442,888 issued to holders of Notes payable and Notes payable – related parties for 2019 borrowings, and 1,399,262 warrants for finders fees for 2017 and 2018 issued in 2019. See table in Note 6 Notes Payable and Notes Payable – Related Parties. During the year ended December 31, 2019, 21,156,570 warrants expired, representing all Class L, M, N and N-2 warrants.

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

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 9,550,672 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2019, there were a total of 2,350,672 shares available for grant in the Plan, 6,125,000 shares issued or exercised in prior years, and 1,075,000 options exercisable and outstanding.

A summary of stock option transactions for the years ended December 31, 2019 and 2018 are as follows:

Activity for 2019 and 2018	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at December 31, 2017	2,900,000	$ 0.23	2.25	$0
Issued in 2018	425,000	$ 0.02	9.98	$0
Expired in 2018	(1,500,000)	$ 0.20
Options outstanding and exercisable at December 31, 2018	1,825,000	$ 0.20	4.59	$0
Expired in 2019	(750,000)	$ 0.405
Options outstanding and exercisable at December 31, 2019	1,075,000	$ 0.06	6.24	$0

For the years ended December 31, 2019 and 2018, the Company recognized $nil and $8,925 and in total share-based compensation for consultants. During 2018, the Company issued 1,850,000 shares of common stock to officers and employees for compensation expense of $64,565. As of December 31, 2019, the intrinsic value of options outstanding and exercisable was $nil.

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

9.ASSET RETIREMENT OBLIGATION

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such

Goldrich Mining Company

Notes to the Consolidated Financial Statements

assumptions are based on the Company’s current mining plan and the best available information for making such estimates.

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31, 2019	December 31, 2018
Asset Retirement Obligation – beginning balance	$ 347,778	$ 334,402
Reduction of Asset retirement obligation	(205,738)	-
Accretion	13,911	13,376
Asset Retirement Obligation – ending balance	$ 155,951	$ 347,778

During 2019, the Company reduced its estimate of Asset retirement asset and Asset retirement obligation by $205,738. Acres of disturbed property, which were included in the calculation of the previous Asset retirement obligation, were reduced due to consumption of the disturbed acreage by the mining activities of the JV, which expanded the mine pit and consumed acres previously identified. This reduction, based on estimates of remaining mine material by a third-party mining engineering firm retained by the Company to prepare a mine plan, brought the mine life to 10 years once mining resumes. Therefore, the required reclamation to be performed by the Company was reduced by any reclamation of the identified acres that became part and parcel to the asset reclamation obligation of the JV.

The mining activities of the JV have disturbed additional acreage for which an associated asset retirement obligation has arisen and is required to be accounted for by the JV. The asset and obligation of this asset retirement, as they will be affected by the dissolution of the JV, are not determinable until the arbitration panel makes its award.  Due to the uncertainly of the outcome of arbitration, it is not possible at this time to reasonably estimate or quantify this asset and obligation or any change that may be required to amounts already recorded for the Company’s prior mining activities (see Note 4 – Joint Venture; Arbitration).

10.REMEDIATION

The Company is responsible to remediate areas disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $100,000 and $100,000, respectively, for remedies required at a former owner’s mine site in addition to the asset retirement obligation as of December 31, 2019 and 2018.

11.INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2019 and 2018.

Following are the components of deferred tax assets and allowances at December 31, 2019 and 2018:

	2019	2018
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 48,000	$ 45,000
Unrecovered promotional and exploratory costs	112,000	112,000
Accrued remediation costs	66,000	62,000
Share based compensation	278,000	278,000
Net operating loss carryforwards	12,547,000	12,101,000
Total deferred tax assets	13,051,000	12,598,000
Less valuation allowance	(13,051,000)	(12,598,000)
Net deferred tax assets	$ -	$ -

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2019 and 2018.

During the year ended December 31, 2016, the Company filed amended tax returns to correct allocations of Joint Venture losses reported to the Company for the years ending 2012 through 2015, resulting in an increase in losses reported on its federal and state tax returns of $7.5 million and $6.8 million, respectively. For each year since 2015, the Company filed its federal and state tax returns with corrected allocations of losses from the Joint Venture. The Company’s and the Joint Venture’s federal returns for the 2015, 2016 and 2017 tax years are under audit by the Internal Revenue Service (“IRS”) to determine correct allocation of losses for the Joint Venture and its partners. In August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to the Company by the IRS, is probable to decrease the Company’s net federal and state net operating loss carryforwards (“NOL”) by totals of $2.0 million and $1.8 million, respectively for the years under audit. The change would not result in any current tax liability or refund unless and until the Company could utilize its net operating loss carryforwards. The 2018 tax return would require amendment with a reduction to taxable net operating loss of approximately $41,000.

At December 31, 2019, the Company had federal and state tax-basis net operating loss carryforwards, prior to giving effect to the probable changes resulting from the audit of the joint venture as described above, totaling $42.8 million and $39.5 million, respectively, compared with federal and state tax-basis net operating loss carryforwards totaling $40.3 million and $39.3 million for the period ended December 31, 2018. Of these net operating losses, $36.6 million will expire in various amounts from 2020 through 2037. Combined federal net operating losses of $6.2 million for the years 2019 and 2018 do not expire.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit.

The CARES Act increases the amount of business interest expense that may be deducted for tax years beginning in 2019 and 2020 by computing the section 163(j) limitation. The CARES Act generally limits a taxpayer’s business interest deductions for a taxable year to the sum of: (1) 30% of the taxpayer’s adjusted taxable income for that year, (2) its business interest income and (3) floor plan financing interest. Any interest expense not deductible under 163(j) for any affected year may be carried forward without limitation. The Company does not expect that the change in the section 163(j) provision of the CARES Act would result in a material cash effect.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements

	2019		2018
Federal income tax expense (benefit) based on statutory rate	$ (547,000)	21.0%	$ (798,000)	21.0%
State income tax expense (benefit), net of federal taxes	(227,000)	8.7%	(328,000)	8.6%
Non-deductible share-based compensation	-	-%	21,000	(0.5)%
Revision of NOL estimates, state apportionment factors and state effective tax rates	321,000	(12.2)%	492,000	(13.0)%
Increase (decrease) in valuation allowance	453,000	(17.5)%	613,000	(16.1)%
Total taxes on income (loss)	$ -	-%	$ -	-%

The Company has assessed its tax positions other than the NOL issue above and has determined that it has taken an uncertain tax position that is probable to affect its federal and state net operating loss carryforwards in amounts by $2.0 million and $1.8 million, respectively, as described above, but does not give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files federal income tax returns in the United States only. Tax attributes, mainly net operating losses after 2014, can and probably will be adjusted as a result of an audit, as described above. The Company’s 2015, 2016 and 2017 tax filings are currently under examination. The Company is no longer subject to federal income tax examination by tax authorities for years before 2015.

12.COMMITMENTS AND CONTINGENCIES

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2020 through 2024 if unneeded to satisfy requirements in those years

Arbitration

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and certain members of the Company’s current and former management, the counterclaim respondents. The arbitration claim alleged, amongst other things, claims concerning related-party transactions, accounting issues including capital vs. operating leases, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

accordingly, no estimated losses have been accrued in the consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred. Favorable rulings would not result in the recognition of gains prior to offsetting against losses, due to the ruling being an estimate which must be constructively received prior to recognition.

During the year ended December 31, 2019, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of the Company’s positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

Neither order from the Second Interim Award was successfully executed by the parties on the dates specified by the Panel. The Second Interim Award confirmed the dissolution of GNP and noted that “no provision of the Claims Lease or the Operating Agreement speaks directly to the rights or obligations of GNP to transfer its mining permit, which is held in the name of the manager, NyacAU. Although GNP no longer has the right to mine, GNP and specifically NyacAU have the liability of reclamation.

Balance and payment of LOC1

The arbitration panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional costs incurred by GNP in the liquidation or awards and/or adjustments made by the arbitration panel. Upon liquidation of GNP, 50% of the LOC1 liability may be recorded on Goldrich’s balance sheet.

The arbitration panel ruled in the Final Post Award (see Subsequent Events below) that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. Further, the panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, but that the reclamation obligation resides with the permit holder.

Right to Offset Damages or Distributions

The arbitration panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

13.SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2019, the Company received additional notes payable from a related party of $295,000, net of discount and additional notes payable of $40,000 net of discount.

In April of 2020, the Company applied for and received a loan under the Payroll Protection Program under the provisions of the CARES Act of $50,600. This loan may be converted to a grant and forgiven when the Company uses the funds for qualifying expenses and applies for forgiveness under the program.

During August through October of 2020, the Company received $439,000 cash as a result of exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 14,633,330 common shares.

During September of 2020, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,789, of which $168,976 was to a related party.

Effective September 16, 2020, the Company entered into a contract with Yabucoa Partners Corp, dba Street Smart, to provide market research and analysis services to the Company.  The Company will pay a flat fee of

Goldrich Mining Company

Notes to the Consolidated Financial Statements

$150,000 payable $75,000 upon signing and $75,000 in 3 months. In addition, the Company will pay a monthly fee of $1,500, paid 6 (six) months in advance.

Arbitration rulings subsequent to December 31, 2019

Final Post Award Orders

On September 4, 2020, the arbitration panel issued Final Post Award Orders, wherein the panel issued rulings on multiple issues, including but not limited to, those discussed below:

•Reclamation

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

•Mining Claims

All of the Company’s mining claims remain the property of the Company; however, NyacAU staked several claims contiguous to the claims owned by the Company. The Company had previously filed a motion to compel the transfer of NyacAU’s claims from NyacAU to the Company. The motion was granted in part in that the claims held in NyacAU’s name were ruled to be owned by the Company, but would not be transferred immediately. They would remain in the possession of NyacAU as manager of the liquidation until the property covered by the claims was not being used for liquidation activities and could be transferred without disruption to the liquidation activity.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2019, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented by an experienced accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer. He is well-versed in internal control environments, having implemented, documented and tested multiple control environments over 16 years and has served as a CFO in publicly-traded companies for 20 years. The offices of Principal Executive Officer and Principal Financial Officer have remained separate. The Company has only two employees, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held nine meetings in 2019 and five meetings in 2018.

The following table and information that follows sets forth, as of December 31, 2019, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	50

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

Nicholas Gallagher Director	46

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

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Director	59

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

William Orchow Director	74

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

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	74

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

William V. Schara Chief Executive Officer, Director	63

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2006 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004, he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From September 2004 through April 2015, Mr. Schara served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Mr. Schara has more than 30 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	71

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

Ted R. Sharp Chief Financial Officer	63

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis. Mr. Sharp spends approximately 25% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. Concurrent with his position with Goldrich, from August 2018 through the present, Mr. Sharp serves part-time as Chief Financial Officer of Timberline Resources Corporation, a natural resource company trading on the OTCQB and TSX:V exchanges. Also concurrent with his position with Goldrich, from January 2019 through the present, Mr. Sharp serves part-time as Chief Financial Officer of US Gold Corporation, a natural resource company trading on the NASDAQ exchange. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company formerly trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2019 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2019 and four meetings in 2018. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2019 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held no meetings in 2019 and 2018.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2019 and 2018.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee held no meetings in 2019 and three in 2018.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee met once in 2019 and once in 2018.

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

Legal Proceedings, Cease Trade Orders and Bankruptcy

Subsequent to the end of 2017, we filed a claim before an Arbitration panel consisting of 3 independent arbitrators against our joint venture partner to obtain relief from certain accounting practices employed by the manager of the joint venture. In response to our filing, the managing partner, NyacAU LLC, has filed an Arbitration Counter Claim against us, naming the officers and directors of the Company as they were constituted in 2012, at the time the JV’s Operating Agreement was signed by the respective partners. The arbitration hearing commenced during July and August of 2018.

Notes 4 Joint Venture, 12 Commitments & Contingencies and 13 Subsequent Events to the financial statements disclose in detail the rulings and awards that have been issued to date by the arbitration panel.

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

(c)been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's activities in any type of business, securities, trading, commodity or banking activities;

(d)been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)been found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission, or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. These options expired in October 2019. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016, 2017, and 2018 due to the Company’s lack of finances. At December 31, 2019 a total of $426,500 of unpaid salary was accrued and included in payable to related parties, including $180,000 accrued during 2019.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and has been renewed on an annual basis, with the basis of fees changed from the monthly fee and to terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp is not an employee and serves on a part time basis. Mr. Sharp billed a total of $42,703 in fees in 2019, of which $78,644 remains unpaid at December 31, 2019.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2019	180,000	-	180,000
Principal Executive Officer	2018	180,000	45,390(2)	225,390
Ted R. Sharp	2019	42,703	-	42,703
Principal Financial Officer	2018	64,222	10,470(3)	74,692

a.No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

b.Includes 1,300,000 common shares at a fair value of $0.035 per share.

c.Includes 300,000 common shares at a fair value of $0.035 per share.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2019)

Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(e)	(f)
William V. Schara Principal Executive Officer	-	-	-
Ted R. Sharp Principal Financial Officer	-	-	-

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2019 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(g)	(h)
David S. Atkinson(3)	4,800	-	4,800
Garrick A. Mendham(5)	3,500	-	3,500
William Orchow(4)	4,800	-	4,800
Michael G. Rasmussen(6)	4,300	-	4,300
Stephen M. Vincent(7)	4,800	-	4,800
Nicholas Gallagher (8)	4,800	-	4,800

(1)The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)Mr. Atkinson holds no options to purchase shares of common stock. Other compensation includes payment for director fees earned in prior years paid in shares totaling 174,785 common shares.

(4)Mr. Orchow held options to purchase a total of 250,000 shares of common stock, all of which are vested, which expired on August 27, 2018. Other compensation includes payment for director fees earned in prior years paid in shares totaling 853,868 common shares.

(5)Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 368,424 common shares.

(6)Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 436,963 common shares.

(7)Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested. Other compensation includes payment for director fees earned in prior years paid in shares totaling 610,029 common shares.

(8)Mr. Gallagher holds no options to purchase shares of common stock. Other compensation includes payment for director fees earned in prior years paid in shares totaling 171,920 common shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of November 4, 2020 by:

i.each director and nominee for director;

ii.each of our executive officers named in the Summary Compensation Table under "Executive Compensation and Related Information" (the "Named Executive Officers");

iii.all our executive officers and directors as a group, and, based on currently available Schedules 13D and 13G filed with the SEC, the beneficial owners of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	8,106,824	(2)	4.12%
Common Stock	Garrick A. Mendham, Director	PO Box 668 Kingsford, NSW 2032 Australia	1,348,943	(3)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,163,262	(4)	1.04%
Common Stock	Michael G. Rasmussen, Director	3311 S. Grand Blvd. Spokane, WA 99203	975,145	(5)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	3,397,804	(6)	1.73%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	15148 Pinehurst Way Caldwell, ID 83607	1,170,182	(7)	*
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	2,212,029	(8)	1.12%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	77,977,415	(9)	34.12%
Common Stock	All current executive officers and directors as a group		97,351,604		43.96%
5% or greater shareholders
Common Stock	Forza Partners, L.P.	Via San Martino, No. 9 Feltre, Italy 32032	5,850,308	(2)	2.97%
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	31,207,104	(9)	14.14%
Common Stock	Randall & Christopher Johnson	8615 Eagle Creek Cir. Savage, MN 55378	25,344,369	(10)	12.85%

*Less than 1%.

(1) This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 167,926,376 shares outstanding on November 4, 2020, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2) Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 885,694 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company. Because of Mr. Atkinson’s position as director and as general manager of Forza Partners, L.P. and Forza Partners II, L.P., the shares beneficially owned by Mr. Atkinson are listed twice in the table.

(3)Includes 1,165,609 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before August 12, 2023, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(4)Includes 2,029,928 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(5)Includes 625,145 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023, and 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(6)Includes 3,264,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(7)Includes 1,170,182 shares of common.

(8)Includes 1,362,029 shares of common stock, 12 shares of Preferred E stock convertible into 400,000 shares of common stock, 50,000 shares of common stock upon exercise of vested options exercisable before August 12, 2023, 333,333 shares of common stock acquirable upon exercise of Class R warrants before November 2, 2021, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021.

(9)Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 22,328,638 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock, 11,000,000 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021, 4,633,337 shares of common stock acquirable upon exercise of Class S warrants before March 31, 2022, and 11,824,966 shares of common stock acquirable upon exercise of Class T warrants before October 4, 2024.

(10)Includes 24,915,970 shares of common stock and 428,399 shares of common stock acquirable upon exercise of Class T warrants before June 30, 2024.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. At December 31, 2019, $426,500 has been accrued for deferred compensation to Mr. Schara, of which $180,000 was accrued during the year ended December 31, 2019.

At December 31, 2019, $78,644 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer, of which $42,703 was accrued during the year ended December 31, 2019.

At December 31, 2019, $1,302 has been accrued for expenses due to related parties for expenses, of which $nil was accrued during the year ended December 31, 2019.

A total of $93,700 has been accrued for directors and related party consultants, of which $25,200 was accrued during the year ended December 31, 2019.

At December 31, 2019, the Company had outstanding Notes payable of $3,246,316 to Nicholas Gallagher, a shareholder and director of the Company. At December 31, 2018, the Company had outstanding Notes payable of $2,378,947 to Mr. Gallagher. The Notes payable to Mr. Gallagher had matured on October 31, 2018. Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Mr. Gallagher, in his capacity as agent for and on behalf of himself and other holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the Amended Agreement, the Company and Mr. Gallagher and the other holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. See Note 6 - Notes Payable & Notes Payable – Related Party in the financial statements for details concerning the note payable.

In an agreement separate from the Amended Agreement, Goldrich and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note payable into stock of the Company at $0.015 per share.

In October 2020, Mr. Gallagher loaned an additional $10,000 to the Company as an increase of the secured senior note. Also in October 2020, an amount of $5,464.35, as partial payment of finders fees related to previous financings in 2018 and 2019, was paid to Mr. Gallagher.

Director Independence

Our Board of Directors has analyzed the independence of each director and nominee and has determined that the members of our Board of Directors listed below are independent as that term is defined under Rule 5605(a)(2) of the NASD listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following non-employee directors, including nominated and continuing directors, is independent and has no relationship with us, except as a director and shareholder:

•Charles G. Bigelow

•William Orchow

•Michael G. Rasmussen

•Stephen M. Vincent

•Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2019. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2019 and 2018:

Type of fee:	2019	2018	Description

Audit fees:	$47,733	$43,138	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	688	-0-
Total	$48,421	$43,138

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2019 and 2018.

3.	Consolidated Statements of Operations – Years ended December 31, 2019 and 2018.

4.	Consolidated Statements of of Changes in Stockholders’ (Deficit) – Years ended December 31, 2019 and 2018.

5.	Consolidated Statements of Cash Flows– Years ended December 31, 2019 and 2018.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2(1)	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.4	Form of Class M Warrant, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.5	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.8	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016

4.9	Form of Class P Warrant, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.10	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.11	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.17	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.18	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.19	Form of Class T Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed herewith (a)
4.20	Description of the Registrant’s Securities
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
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

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014

10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
10.22	Amended 2019 Loan Agreement, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed March 24, 2020
10.23	Senior Secured Promissory Note, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed March 24, 2020
10.24	Guarantee, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed March 24, 2020
10.25	Deed of Trust, incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, as filed March 24, 2020
21	Subsidiaries of the Corporation
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
99.1(1)	Interim Award, issued by Arbitration Panel, dated May 25, 2019
99.2(1)	Partial Final Award, issued by Arbitration Panel, dated November 30, 2019
99.3(1)	Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated November 30, 2019
99.4(1)	Final Post Award Orders, issued by Arbitration Panel, dated September 4, 2020
99.5(1)	Ruling of State of Alaska Superior Court, dated April 29, 2020

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed herewith.

+ - Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  November 4, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  November 4, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:November 4, 2020             /s/ David S. Atkinson

David S. Atkinson, Director

Date:November 4, 2020          /s/ Nicholas Gallagher

Nicholas Gallagher, Director

Date:November 4, 2020          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:November 4, 2020            /s/ William Orchow

William Orchow, Director

Date:November 4, 2020          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:November 4, 2020           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:November 4, 2020          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:November 4, 2020           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer