Form 10-Q
period 2020-03-31
GOLDRICH MINING CO
filed 2020-12-18
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at December 18, 2020:    167,926,376

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation23

Item 3. Quantitative and Qualitative Disclosures about Market Risk37

Item 4. Controls and Procedures37

PART II – OTHER INFORMATION37

Item 1.  Legal Proceedings37

Item 1A.  Risk Factors38

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds38

Item 3.  Defaults upon Senior Securities38

Item 4.  Mine Safety Disclosure38

Item 5.  Other Information38

Item 6.  Exhibits38

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of March 31, 2020, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Goldrich evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2020.

As of March 31, 2020, Goldrich’s available capital was approximately $41,000 and as of December 18, 2020 its available capital was approximately $1,000. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets (Unaudited)	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$ 41,360	$ 1,274
Prepaid expenses	173,711	96,574
Total current assets	215,071	97,848

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	479	716
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	626,907	627,144
Total assets	$ 841,978	$ 724,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,772,242	$ 1,656,854
Interest payable	285,588	223,555
Interest payable – related party	563,542	439,121
Related parties payables	647,616	600,147
Notes payable	1,062,105	1,020,000
Notes payable – related party	3,377,895	3,246,316
Notes payable in gold	429,249	406,319
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	8,168,855	7,622,930

Long-term liabilities:
Interest payable in stock	36,813	36,813
Interest payable in stock – related party	168,976	168,976
Remediation and asset retirement obligation	257,510	255,951
Total long-term liabilities	463,299	461,740
Total liabilities	8,632,154	8,084,670

Commitments and contingencies (Notes 3, 5, 7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,905,542	13,905,542
Accumulated deficit	(35,924,273)	(35,493,775)
Total stockholders’ deficit	(7,790,176)	(7,359,678)
Total liabilities and stockholders' deficit	$ 841,978	$ 724,992

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Mine preparation costs	$ 81,570	$ 27,776
Depreciation	237	331
Management fees and salaries	47,469	61,938
Professional services	6,137	35,325
General and administration	71,548	49,031
Office supplies and other	1,385	1,480
Directors' fees	3,000	8,000
Mineral property maintenance	27,403	22,667
Arbitration costs (Note 3)	5,838	(46,724)
Total operating expenses	244,587	159,824

Other expense:
Change in fair value of notes payable in gold	22,930	9,777
Interest expense and finance costs	162,981	213,941
Total other expense	185,911	223,718

Net loss	430,498	383,542

Preferred dividends	1,896	7,604
Net loss available to common stockholders	$ 432,394	$ 391,146

Net loss per common share – basic and diluted	$ (Nil)	$ (Nil)

Weighted average common
shares outstanding – basic and diluted	139,573,798	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
2019 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with note payable					7,754		7,754
Warrants issued for finders fees					25,864		25,864
Net Loss						(383,542)	(383,542)
Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)

2020 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Net Loss						(430,498)	(430,498)
Balance, March 31, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,924,273)	$(7,790,176)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$ (430,498)	$ (383,542)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	237	331
Change in fair value of notes payable in gold	22,930	9,777
Warrants issued for finance costs	-	33,618
Discount on note payable	8,684	4,473
Accretion of asset retirement obligation	1,559	3,478

Change in:
Prepaid expenses	(77,137)	(36,104)
Accounts payable and accrued liabilities	115,388	125,356
Interest payable	62,033	(17,711)
Interest payable – related parties	124,421	91,079
Related parties payable	47,469	24,898
Net cash used - operating activities	(124,914)	(144,347)
Cash flows from financing activities:
Proceeds on notes payable and warrants, net	40,000	14,000
Proceeds from notes payable and warrants – related party, net	125,000	71,000
Net cash provided - financing activities	165,000	85,000

Net increase (decrease) in cash and cash equivalents	40,086	(59,347)

Cash and cash equivalents, beginning of period	1,274	77,178
Cash and cash equivalents, end of period	$ 41,360	$ 17,831

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $35,924,273 at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net loss, stockholders' equity, or cash flows as previously reported.

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At March 31, 2020, there were 139,573,798 shares of our common stock issued and outstanding. Subsequent to March 31, 2020, at the special shareholders meeting on November 13, 2020, the Company’s shareholders authorized the Company to issue up to 750,000,000 shares of common stock, $0.10 par value per share.

For the periods ended March 31, 2020 and 2019, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 88,590,499 and 105,868,923, respectively, would have been anti-dilutive. The total of dilutive instruments decreased during the three-month period ended March 31, 2020 due to the expiration of the Class O warrants.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Accounting for Investments in Joint Ventures

ASC 321 Investments – Equity Securities provides guidance for equity interests that meet the definition of an equity security, as well as other equity interests (such as investments in partnerships, unincorporated joint ventures, and limited liability companies) that are required to be accounted for like equity securities under ASC 321. The term “equity interest” refers to all equity instruments within the scope of ASC 321. Under ASC 321, all equity investments are to be accounted for at fair value. However, there is a measurement alternative for those investments without readably determinable fair values. As required by ASC 321-10-35-2, the appropriate method for investments without a readily determinable fair value is “cost less impairment”.

The Company has an equity interest in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readably determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $nil as of March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The Company adopted this change during the three-month period ended March 31, 2020. This adoption did not have a material effect on the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, joint venture distributions, accrued remediation costs, asset retirement obligations, stock-based compensation, deferred tax assets and related valuation allowances, and uncertainties regarding the outcome of arbitration proceedings. Actual results could differ from those estimates.

Property, Equipment, and Accumulated Depreciation

Property and equipment are stated at cost, which is determined by cash paid or fair value of the shares of the Company’s common stock issued. The Company’s property and equipment are located on the Company’s unpatented state mining claims located in the Chandalar mining district of Alaska.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost less impairment method. In accordance with ASU No. 2014-09, the Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. Other than any distribution the Company is awarded in arbitration (see Note 3 Joint Venture), there will be no further distributions due to arbitration proceedings and dissolution of the joint venture. (See note 3, Joint Venture)

Stock-Based Compensation

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

During 2020 and 2019, the Company determined fair value on a recurring basis and non-recurring basis as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

	Balance March 31, 2020	Balance December 31, 2019	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 429,249	$ 406,319	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at March 31, 2020 and December 31, 2019. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement. GNP was dissolved during 2019 and, as of March 31, 2020, the liquidation of GNP was in process.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows of GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP Operating Agreement, GP will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At March 31, 2020 and December 31, 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to the Company that were applied to Loan3. No amount has been accrued for the 2018 distribution due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration). Subsequent to March 31, 2020, Goldrich purchased approximately 49% of CGL.

In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, which was carried at an interest rate of the greater of prime plus 2% or 10%, and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. During the year ended December 31, 2019, the arbitration panel (see Arbitration below) awarded distributions from 2016 and 2017 to Goldrich from GNP. In accordance with the terms of the Operating Agreement, the Company applied the distributions toward Loan3 and the balance of principal and interest for LOC3 were paid in full at December 31, 2019.

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items. Through 2019 and the date of filing of this report in 2020, the Company has continued to respond to panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for loss when it is probable that a liability is realizable and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 7 Commitments and Contingencies and Note 8 Subsequent Events for additional information and rulings subsequent to March 31, 2020. The Company incurred $5,838 and $(46,724) in arbitration expenses during the three months ended March 31, 2020 and March 31, 2019, respectively. The $(46,724) is a result of a $190,851 reimbursement for costs by the Company’s Directors and Officers insurance, netted against expenses of $144,127 for the three months ended March 31, 2019.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through March 31, 2020, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Three Months ended 3/31/20	Year ended 12/31/19
Beginning Balance	$426,500	$295,000
Deferred During Period	47,000	180,000
Cash Paid During Period	(2,500)	(48,500)
Ending Balance	$471,000	$426,500

CFO
Beginning Balance	$78,644	$64,909
Deferred During Period	2,469	42,703
Cash Paid During Period	(2,500)	(28,968)
Ending Balance	$78,613	$78,644

Board fees payable	98,003	95,003
Total Related party payables	$ 647,616	$ 600,147

See Note 5 for additional related party transactions.

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At March 31, 2020, the Company had outstanding Notes payable of $1,062,105 and outstanding Notes payable – related party of $3,377,895, net of all discounts. At December 31, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable - related party of $3,246,316, net of all discounts. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the three months ended March 31, 2020, the Company received additional tranches of the notes payable for $173,684, discounted at 5%, or $8,684, resulting in net proceeds of $165,000, of which $125,000 was from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the Notes payable – related party described above. During the three months ended March 31, 2019, the Company received a tranche of notes payable for $89,474, discounted at 5%, or $4,474, resulting in net proceeds of $85,000, of which $71,000 was from a related party, Nicholas Gallagher. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

During the three months ended March 31, 2020 and March 31, 2019, the Company paid finder fees totaling $1,500 and $nil, respectively, to related party entities, and incurred $4,950 and $2,550, respectively, of other finance and placement costs. Interest of $162,671 was expensed during the three months ended March 31, 2020 of which $124,421 was to related parties, which is included in interest expense and finance costs on the consolidated statements of operations. Interest of $1,054,919 is accrued at March 31, 2020 and is

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

included in Interest payable, Interest payable – related parties, Interest payable in stock, and Interest payable in stock – related parties. Interest due at March 31, 2020 was not timely paid and is due within 10 days of a demand notice by the holders. There has been no notice of default or demand issued by any holder.

A total of 22,608,357 five-year Class T warrants have been issued in connection with the note issuances, of which 20,933,664 have been issued to holders and 1,674,694 have been issued for finders fees. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 19, 2024. During the three months ended March 31, 2020, the Company issued no warrants in connection with the notes payable. During the three months ended March 31, 2019, the Company issued 507,315 warrants in connection with the notes payable.

The table below summarizes the total senior secured notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the senior secured notes payable and senior secured notes payable – related party.

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	$ 200,000	$ 210,526	1,105,262	88,421	$ 6,000
Notes Payable	Mar. 31, 2019	$ 14,000	$ 14,737	77,368	6,189	$ 420
Notes Payable	June 30, 2019	$ 50,000	$ 52,632	276,315	22,105	$ 1,500
Notes Payable	Mar. 31, 2020	$ 40,000	$ 42,105	-	-	$ 1,200
		$ 1,009,000	$ 1,062,105	5,354,992	428,399	$ 9,120

Related Party	Dec. 22, 2017	$ 1,000,000	$ 1,052,632	5,526,312	442,105	$ 30,000
Related Party	Dec. 24, 2018	$ 1,260,000	$ 1,326,316	6,963,155	557,052	$ 37,800
Related Party	Mar. 31, 2019	$ 71,000	$ 74,737	392,368	31,390	$ 2,130
Related Party	June 30, 2019	$ 135,000	$ 142,105	746,051	59,684	$ 4,050
Related Party	Sept. 30, 2019	$ 303,000	$ 318,947	1,674,471	133,958	$ 9,090
Related Party	Oct. 31, 2019	$ 50,000	$ 52,632	276,315	22,105	$ 1,500
Related Party	Dec. 18, 2019	$ 265,000	$ 278,947	-	-	$ 7,950
Related Party	Mar. 31, 2020	$ 125,000	$ 131,579	-	-	$ 3,750
		$ 3,209,000	$ 3,377,895	15,578,672	1,246,295	$ 96,270
		$ 4,218,000	$ 4,440,000	20,933,664	1,674,693	$ 105,390

The total fair value of the Class T warrants was estimated on the issue dates at $nil and $34,860 for the three months ended March 31, 2020 and March 31, 2019, respectively, using the following weighted average assumptions:

March 31, 2019
Market price of common stock on date of issuance	$0.02 - $0.0275
Risk-free interest rate	2.43% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 155.6%

Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Nicholas Gallagher, a related party and member of the Company’s Board of Directors, in his capacity as agent for and on behalf of the holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Pursuant to the Amended Agreement, in exchange for the secured promissory notes and other consideration:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. Of these amounts $6,500 and $nil have been remitted as of the date of this report; and

b.to reimburse Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Gallagher in connection with the Amended Agreement. The Company accrued $32,644 at December 31, 2019 and this amount was paid during the three months ended March 31, 2020.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At March 31, 2020 and 2019, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes.

Due to the change in the delivery terms provided in the sixth amendment, the Company estimated the fair value of the notes based upon the market price of gold on March 31, 2020 of $1,609 per ounce as quoted on the London PM Fix market or $429,249 as of March 31, 2020. The valuation resulted in an increase in gold notes payable of $22,930 during the three months ended March 31, 2020.

At March 31, 2019, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2019, the Company had outstanding total notes payable in gold of $406,319.

Interest of $9,110 was expensed during the three months ended March 31, 2020, and $22,591 is accrued at March 31, 2020 and is included in Interest payable.

7.COMMITMENTS AND CONTINGENCIES

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2020 through 2024 if unneeded to satisfy requirements in those years. Subsequent to March 31, 2020, the Alaska Department of Natural Resources approved an extension to delay the payment of the approximately $125,945 of state annual claims rental fees due November 30, 2020 to September 1, 2021.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the three months ended March 31, 2020.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. Subsequent to March 31, 2020, the panel issued additional rulings stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $425,470 included in accounts payable and interest payable, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at March 31, 2020.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Balance and payment of LOC1

The Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional costs incurred by GNP in the liquidation or awards and/or adjustments made by the arbitration Panel. Upon liquidation of GNP, 50% of the LOC1 liability in addition to 50% of all other assets and liabilities of GNP may be recorded on Goldrich’s balance sheet.

The Panel ruled in the Final Post Award that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, but that the reclamation obligation resides with the permit holder.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

8.SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2020, the Company entered into additional notes payable totaling $205,000, net of discounts from a related party.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Arbitration rulings subsequent to March 31, 2020

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, it determined to be payable at that time and to clarify the party for the award. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019.

Supplemental Orders 5-8

On December 4, 2020, the arbitration panel issued Supplemental Orders 5-8, wherein the panel issued rulings on multiple material issues:

•2018 Profitability and 2018 Interim Distributions

Under the GNP Operating Agreement, Goldrich was entitled to receive certain interim distributions based on GNP’s profitability. Goldrich received such distributions for 2016 and 2017.  Goldrich

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

challenged the Panel’s understanding of facts related to GNP’s profitability for 2018 as presented in the arbitration proceedings and made a motion for GNP to distribute interim distributions for 2018 after applying the arbitration rulings made to date. Goldrich submitted a claim to the arbitration panel for approximately $680,000 plus prejudgment interest thereon at 5%.  The arbitration panel denied Goldrich’s claim.  Based on the panel’s ruling, the paydown by NyacAU, as manager of GNP, of Line of Credit 1 (“LOC1”) with GNP funds, rather than the payment of a 2018 interim distribution to Goldrich, is not considered a misappropriation of funds.  LOC1 is a related party loan between GNP and NyacAU.

The panel ruled that GNP was dissolved at the end of the 2018 mining season (September 28, 2018) by failing to meet the Minimum Production Requirement of the GNP Operating Agreement rather than May 2019, when NyacAU published a formal notice of dissolution to the State of Alaska and to creditors.  Based on this and other evidence, the Panel found that GNP was dissolved by no later than October 9, 2018, which precedes the date by which any interim distribution would otherwise have been due under the GNP Operating Agreement (October 31 - December 31, 2018).  Accordingly, the panel ruled that Goldrich is precluded from receiving any interim distributions for 2018 under the GNP Operating Agreement, which provides that “[m]embers have a right to Distributions from the Company before the dissolution and winding up of the Company.”

•Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU.  Goldrich made a claim to the arbitration panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid.  The panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883.  Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due.  The panel further ruled that LOC1 interest totaled (cumulatively) $3,394.21 as of December 2012; $22,663.46 as of December 2013; $55,632.71 as of December 2014; $101,823.60 as of December 2015; $155,337.06 as of December 2016; $205,817.76 as of December 2017; and $241,797.20 as of October 1, 2018.   Goldrich is awarded 12 months of accrued prejudgment interest at 5% per annum on each of these year-end amounts.  Goldrich has no entitlement to a share of LOC1 interest beyond this.

•Clarification of Award

In the Partial Final Award given in 2019, the arbitration panel made an award to NyacAU of $377,253 in damages and pre-award interest relating to 2012 reclamation expenses incurred on Goldrich’s behalf.  Goldrich made an “Application for Modification and Correction of Arbitration Award, for Vacation of Award, or for Resubmission to Arbitration Panel for Clarification”, requesting an order from the Alaska court, under the Alaska Arbitration Act, that the damages awarded for unpaid 2012 reclamation expenses were to be paid to GNP, not NyacAU, and that the panel clarify the appropriate amount of damages and interest to be paid.  The panel ruled that it will resolve these issues after the parties submit evidence and argument supporting their respective positions on the merits.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on November 4, 2020. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015; however, weak financial markets prevented us from obtaining funds for significant exploration in other years from 2012 through 2019. Significant increases in the price of gold since 2019, appear to have increase the availability of funds so we are hopeful to secure sufficient funds for a major exploration program in the near future.

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

As shown below, the placer gold extraction by GNP increased each year from 2015 through 2018, trending toward extraction figures that were anticipated by the Preliminary Economic Assessment authored by qualified geologists for us:

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

Goldrich has commissioned an independent third-party mining engineering firm to complete a mining plan and Initial Assessment for the Company’s Chandalar Mine.

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

On June 23, 2015, we raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount has been accrued for the 2019 because there was no production in 2019, or for 2018, due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration). Subsequent to March 31, 2020, Goldrich purchased approximately 49% of CGL.

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

During the year ended December 31, 2019, and in 2020 subsequent to March 31, 2020, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s March 31, 2020 financial statements, and the net change on Goldrich’s 2018 financial statements is yet to be determined by the Panel. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

Ownership by GNP of Leased Equipment.

The Panel ruled that certain continuing lease payments made by GNP for equipment treated as operating leases, which were subsequently ruled capital leases, represented buy-out payments at the conclusion of the capital lease. Therefore, ownership of the subject equipment was transferred to GNP. As a result of the ruling, certain leased equipment became the property of GNP, but was subsequently transferred to Bear Leasing to partially satisfy default of other lease agreements when GNP was dissolved.

Lease Charges and Ownership of Arctic Camp Purchased by NyacAU related party from Third-Party.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the three months ended March 31, 2020.

Payment of Interest Earned by LOC1.

The Partial Final Award also addressed our claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666.  NyacAU is contesting the amount of LOC1 interest paid by GNP to NyacAU. The matter is further discussed below in the summary for the Final Post Award Order.

2012 Reclamation Work

The Panel ruled Goldrich is responsible to pay the full amount charged by NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% pre-judgement interest on the award from the date the first invoice was sent to Goldrich. Goldrich has accrued a liability for this ruling, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

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

Subsequent to the three months ended March 31, 2020, in August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’

effects are communicated to us by the IRS, is probable to decrease our net federal and state net operating loss carryforwards by $2.0 million and $1.8 million, respectively, for the years under audit. The JV partners had been instructed by the Panel to refrain from taking positions with the IRS that would countermand or conflict with the positions and testimony before the Panel that had resulted in the rulings by the Panel on this matter. In the closing conference, it was evident that GNP had taken positions with the IRS that conflicted with the Panel. The recourse available to us in regard to the audit ruling is a challenge of the IRS ruling before the tax court, should we determine this to be in our best interests.

Other

•The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts totaling $27,943 have been included in accounts payable and interest payable of the Company at March 31, 2020.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $70,244, has been included in accounts payable and interest payable of the Company at March 31, 2020.

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

If NyacAU does not transfer the mining permit to Goldrich as part of the dissolution, they will retain the requirement to reclaim the mine, and Goldrich will be prevented from mining the property, since two mining permits cannot be issued for the same claims. The actual cost of the reclamation will be subject to many variables, not the least of which will be whether the remedial activity is undertaken while the mine is inactive or conversely, when the mine is actively producing gold. If the mining permit were to be transferred to Goldrich or another entity with the reclamation obligation intact, the reclamation activity could be undertaken as a key piece of a mining plan in order to mitigate reclamation costs. If an agreement cannot be reached to transfer the mining permit and the associated reclamation of prior mining activities, Goldrich will be prevented from mining its claims, and will be limited to exploration activities on the hard rock deposits of the Chandalar property.

NyacAU has indicated they will not transfer the permit without also transferring the reclamation obligation, of which they believe to be $3 million. Goldrich has indicated they will not accept transfer of the permit together with the reclamation obligation, which they believe to be substantially greater. Both parties are in discussion to attempt to reach an agreement for the transfer of both the permit and the reclamation obligation, no transfer of either, or some other arrangement.

Balance and payment of LOC1

The Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the Panel.

Upon liquidation of GNP, 50% of the LOC1 liability would be recorded on Goldrich’s Balance sheet. Per the Operating Agreement and a separate Security Agreement between GNP and NyacAU, NyacAU was entitled to record a security interest in all placer gold production from the placer claims as collateral for repayment of fifty percent (50%) of LOC1. The agreements between GNP and NyacAU are silent concerning what happens if GNP is dissolved and is no longer producing gold, the basis of calculation, timing of remittance and other key factors related to repayment if mining activities were to be undertaken again.

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

Arbitration events subsequent to March 31, 2020

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

b)We had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The Panel denied our motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site. The obligation to perform reclamation is imposed by the claims lease and the mining permit issued to NyacAU, which requires the permit holder to reclaim the site in accordance with government regulations. The ruling also states that the determination of the scope of potential obligations to reclaim under the permit is beyond the jurisdiction of the Panel. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, confirming again the obligation resides with the permit holder. Still further, the Panel ruled that the reclamation fees were not operating expenses to bring the mine to commercial production and therefore by definition of the Operating Agreement, precludes reclamation expenses from being added to LOC1, for which we would be obligated to remit 50% to NyacAU upon liquidation of GNP. This ruling deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. There was no direct financial consequence to us as a result of this ruling; however, the effect on the future balance of LOC1and our liability for 50% of that balance would be significant now that NyacAU is not allowed to pass through reclamation costs to GNP but is required to retain responsibility for those costs as holder of the mining permit.

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $4,103 has been accrued at March 31, 2020 and is included in interest payable at March 31, 2020.

Mining Claims

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

Repayment of misappropriation of JV funds

We had previously filed a motion to compel NyacAU to repay funds it considered to be misappropriated as payments on LOC1 in contravention of the payment priority requirements as outlined in the Operating Agreement (See Note 3 Joint Venture). A successful challenge of these cash disbursements would return to GNP funds that we considered to be necessary to pay for reclamation costs, partner distributions, vendor obligations and other cash requirements that have precedence over repayment of LOC1. The ruling was deferred pending additional information to be determined in the future, such as the profitability of operations in 2018, which has not yet been determined when taking the Panel’s ruling into account. There was no immediate direct financial consequence to us as a result of this ruling; however, the inappropriate redirection of cash funds from GNP could affect the JV’s ability to remit funds due to Goldrich or to cover reclamation costs yet to be incurred with no funding in place.

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

Clarification of LOC1 Interest Paid and Amounts Owed to Goldrich.

We had challenged the amount of payment of LOC1 interest by GNP to NyacAU and claimed reimbursement of 50% of the amount remitted as specified by the Operating Agreement. The Panel deferred a ruling and requires more information from each party. The direct financial consequence to us is that our claims to our share of interest paid on LOC1, amounting to approximately $120,000, has not been remitted to NyacAU by GNP. The reimbursement of interest to us is uncertain, undetermined and delayed until some future date as a result of this ruling.

Subordination of Mr. Gallagher’s Security to NyacAU’s Security.

A challenge to the validity of priority of security interest was ruled in the Company’s favor. NyacAU’s security interest for LOC1 was reaffirmed to be placer gold production from the mining claims, while Mr. Gallagher’s security is perfected in the mining claims themselves. The Panel determined there was no conflict between the two security interests. There was no direct financial consequence to us as a result of this ruling.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, it determined to be payable, and to clarify the recipient of the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court.

Supplemental Orders 5-8

On December 4, 2020, the arbitration panel issued Supplemental Orders 5-8, wherein the panel issued rulings on multiple material issues:

•2018 Profitability and 2018 Interim Distributions

Under the GNP Operating Agreement, Goldrich was entitled to receive certain interim distributions based on GNP’s profitability. Goldrich received such distributions for 2016 and 2017.  Goldrich challenged the Panel’s understanding of facts related to GNP’s profitability for 2018 as presented in the arbitration proceedings and made a motion for GNP to distribute interim distributions for 2018 after applying the arbitration rulings made to date. Goldrich submitted a claim to the arbitration panel for approximately $680,000 plus prejudgment interest thereon at 5%.  The arbitration panel denied Goldrich’s claim.  Based on the panel’s ruling, the paydown by NyacAU, as manager of GNP, of Line of Credit 1 (“LOC1”) with GNP funds, rather than the payment of a 2018 interim distribution to Goldrich, is not considered a misappropriation of funds.  LOC1 is a related party loan between GNP and NyacAU.

The panel ruled that GNP was dissolved at the end of the 2018 mining season (September 28, 2018) by failing to meet the Minimum Production Requirement of the GNP Operating Agreement rather than May 2019, when NyacAU published a formal notice of dissolution to the State of Alaska and to creditors.  Based on this and other evidence, the Panel found that GNP was dissolved by no later than October 9, 2018, which precedes the date by which any interim distribution would otherwise have been due under the GNP Operating Agreement (October 31 - December 31, 2018).  Accordingly, the panel ruled that Goldrich is precluded from receiving any interim distributions for 2018 under the GNP Operating Agreement, which provides that “[m]embers have a right to Distributions from the Company before the dissolution and winding up of the Company.”

•Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU.  Goldrich made a claim to the arbitration panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid.  The panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883.  Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due.  The panel further ruled that LOC1 interest totaled (cumulatively) $3,394.21 as of December 2012; $22,663.46 as of December 2013; $55,632.71 as of December 2014; $101,823.60 as of December 2015; $155,337.06 as of December 2016; $205,817.76 as of December 2017; and

$241,797.20 as of October 1, 2018.   Goldrich is awarded 12 months of accrued prejudgment interest at 5% per annum on each of these year-end amounts.  Goldrich has no entitlement to a share of LOC1 interest beyond this.

•Clarification of Award

In the Partial Final Award given in 2019, the arbitration panel made an award to NyacAU of $377,253 in damages and pre-award interest relating to 2012 reclamation expenses incurred on Goldrich’s behalf.  Goldrich made an “Application for Modification and Correction of Arbitration Award, for Vacation of Award, or for Resubmission to Arbitration Panel for Clarification”, requesting an order from the Alaska court, under the Alaska Arbitration Act, that the damages awarded for unpaid 2012 reclamation expenses were to be paid to GNP, not NyacAU, and that the panel clarify the appropriate amount of damages and interest to be paid.  The panel ruled that it will resolve these issues after the parties submit evidence and argument supporting their respective positions on the merits.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2020 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $1,662,997 for interest, $429,249 for payment of the gold notes, $3,546,316 for payment of notes payable to related party, and $1,020,000 for the payment of senior secured loans over the next 12 months as of March 31, 2020. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections entitle Joint Venture Agreement and Arbitration above and Subsequent Events below. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, NyacAU has recorded a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report.

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

During the three months ended March 31, 2020, we completed financings of $165,000, compared to $85,000 net cash for note financings and placements of our securities during the three months ended March 31, 2019. Subsequent to the close of the three months ended March 31, 2020, we borrowed an additional $178,947, net of discounts, of notes payable – related party, bringing the total notes payable obligation as of December 18, 2020, to $4,613,684, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then Notes payable and Notes payable related party were subsequently amended to make the Notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At March 31, 2020, we had outstanding total notes payable in gold of $429,249, representing 266.789 ounces of fine gold deliverable on demand. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold.

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

Results of Operations

On March 31, 2020, we had total liabilities of $8,632,154 and total assets of $841,978. This compares to total liabilities of $8,084,670 and total assets of $724,992 on December 31, 2019. As of March 31, 2020, our liabilities consist of $257,510 for remediation and asset retirement obligations, $429,249 of notes payable in gold, $1,062,105 of notes payable, $3,377,895 of notes payable – related party, $1,772,242 of trade payables and accrued liabilities, $285,588 of accrued interest payable, $563,542 of accrued interest payable – related parties, $36,813 interest payable in stock, $168,976 interest payable in stock – related party, and $647,616 due to related parties, and $30,618 for dividends payable. Of these liabilities, $8,168,855 is due within 12 months. The increase in liabilities compared to December 31, 2019 is due to an increase in trade and related party payables, additional borrowings under notes payable - related parties, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of an increase in cash due to financing activities and an increase in prepaid expenses during the quarter ended March 31, 2020.

On March 31, 2020, we had negative working capital of $7,953,784 and a stockholders’ deficit of $7,790,176 compared to negative working capital of $7,565,082 and stockholders’ deficit of $7,359,678 for the year ended December 31, 2019. Working capital decreased during the quarter ended March 31, 2020 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related parties. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2020.

During the three months ended March 31, 2020, we used cash from operating activities of $124,914 compared to $144,347 for the period ended March 31, 2019. Net losses were slightly higher year over year due largely to an insurance refund of professional service costs in relation to the arbitration in 2019, and an increase in trade payables. Net operating losses were $430,498 and $383,542 for the three months ended March 31, 2020 and 2019, respectively, including depreciation of $237 and $331 for the respective quarters.

During the three months ended March 31, 2020 and 2019 respectively, we used no cash in investing activities.

During the three months ended March 31, 2020, cash of $165,000 was provided by financing activities, compared to $85,000 provided during the same period of 2019.

Private Placement Offerings

No private placement offerings occurred during the three months ended March 31, 2020 and 2019, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At March 31, 2020, we owed $429,249 for Notes payable in Gold, $1,062,105 for Notes payable and $3,377,895 for Notes payable – related party. Interest payable on these borrowings totaled $919,447. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

As a result of the borrowings under the Notes payable in gold, Notes payable and Notes payable – related party (collectively, the “Notes”), we are faced with a significant hurdle in financing the Company going forward, whether to conduct exploration programs or initiate a mining program at the Chandalar mine. Our near-term cash requirements are greater than the assets we have available to satisfy them, and the holders of the Notes could choose to exercise their rights to demand payment, which would result in a default situation relative to the Notes. Mr. Gallagher is secured in his lending to the Company by means of the Amended Agreement, and if he were to demand payment, the Company would not be able to pay him the amounts due and he would be entitled to sell our claims and other assets for payment of the debt. We believe these holders to be friendly to the Company and that they will refrain from demanding payment, but the Company cannot control the potential demands nor the consequences that would be extracted as a result of default on the Notes.

Mining Permit and Future Mining Activities

The recent upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher during 2020 have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 40,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

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

Changes in internal controls over financial reporting

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2019.

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

During the quarter ended March 31, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  December 18, 2020

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 18, 2020

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer