Form 10-Q
period 2020-06-30
GOLDRICH MINING CO
filed 2020-12-18
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation24

Item 3. Quantitative and Qualitative Disclosures about Market Risk38

Item 4. Controls and Procedures38

PART II – OTHER INFORMATION39

Item 1.  Legal Proceedings39

Item 1A.  Risk Factors39

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds39

Item 3.  Defaults upon Senior Securities39

Item 4.  Mine Safety Disclosure39

Item 5.  Other Information39

Item 6.  Exhibits40

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of June 30, 2020, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Goldrich evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2020.

As of June 30, 2020, Goldrich’s available capital was approximately $21,800 and as of December 18, 2020 its available capital was approximately $1,000. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets (Unaudited)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$ 21,873	$ 1,274
Prepaid expenses	140,622	96,574
Total current assets	162,495	97,848

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	242	716
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	626,670	627,144
Total assets	$ 789,165	$ 724,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,781,330	$ 1,656,854
Interest payable	339,741	223,555
Interest payable – related party	692,885	439,121
Related party payable	681,035	600,147
Notes payable	1,062,105	1,020,000
Notes payable – related party	3,517,895	3,246,316
Notes payable in gold	471,709	406,319
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	8,577,318	7,622,930

Long-term liabilities:
Interest payable in stock	36,813	36,813
Interest payable in stock – related party	168,976	168,976
Remediation and asset retirement obligation	259,070	255,951
CARES Act PPP loan	50,600	-
Total long-term liabilities	515,459	461,740
Total liabilities	9,092,777	8,084,670

Commitments and contingencies (Notes 3, 5, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 139,573,798 issued and outstanding, respectively	13,957,380	13,957,380
Additional paid-in capital	13,905,542	13,905,542
Accumulated deficit	(36,437,709)	(35,493,775)
Total stockholders’ deficit	(8,303,612)	(7,359,678)
Total liabilities and stockholders' deficit	$ 789,165	$ 724,992

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2020	2019	2020	2019
Operating expenses (income):
Mine preparation costs	$ 12,440	$ 37,699	$ 94,010	$ 65,475
Depreciation and amortization	237	324	474	654
Management fees and salaries	46,600	54,813	94,069	116,750
Professional services	858	5,638	6,995	40,963
General and administration	80,508	63,179	152,056	112,211
Office supplies and other	2,575	2,264	3,960	3,743
Directors' fees	-	1,200	3,000	9,200
Mineral property maintenance	27,402	22,667	54,805	45,335
Arbitration (Note 3)	60,161	27,420	65,999	(19,303)
Total operating expenses (income)	230,781	215,204	475,368	375,028

Other expense (income):
Miscellaneous income	(2,000)	-	(2,000)	-
Change in fair value of notes payable in gold	42,459	23,971	65,390	33,748
Interest expense and finance costs	242,196	169,681	405,176	383,622
Loss on foreign exchange	-	20	-	20
Total other expense	282,655	193,672	468,566	417,390

Net loss	513,436	408,876	943,934	792,418

Preferred dividends	1,896	1,896	3,792	3,771
Net loss available to common stockholders	$ 515,332	$ 410,772	$ 947,726	$ 796,189

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common
shares outstanding – basic and diluted	139,573,798	139,573,798	139,573,798	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
2019 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with note payable					7,754		7,754
Warrants issued for finders fees					25,864		25,864
Net Loss						(383,542)	(383,542)
Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)
Warrants issued with note payable					7,845		7,845
Warrants issued for finders fees					491		491
Net Loss						(408,876)	(408,876)
Balance, June 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,874,932	$(33,683,128)	(5,579,641)

2020 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Net Loss						(430,498)	(430,498)
Balance, March 31, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,924,273)	$(7,790,176)
Net Loss						(513,436)	(513,436)
Balance, June 30, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(36,437,709)	$(8,303,612)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$ (943,934)	$ (792,418)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	474	654
Change in fair value of notes payable in gold	65,390	33,748
Warrants issued for finance costs	-	26,354
Discount on note payable	15,684	29,809
Accretion of asset retirement obligation	3,119	6,956

Change in:
Prepaid expenses	(44,048)	(23,509)
Accounts payable and accrued liabilities	124,476	100,559
Interest payable	116,186	28,559
Interest payable – related party	253,764	185,719
Related party payable	80,888	78,608
Net cash used - operating activities	(328,001)	(324,961)
Cash flows from financing activities:
Proceeds from CARES Act PPP loan	50,600	-
Proceeds on notes payable and warrants, net	40,000	64,000
Proceeds from notes payable and warrants – related party, net	258,000	206,000
Net cash provided - financing activities	348,600	270,000

Net (decrease) in cash and cash equivalents	20,599	(54,961)

Cash and cash equivalents, beginning of period	1,274	77,178
Cash and cash equivalents, end of period	$ 21,873	$ 22,217

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $36,437,709 at June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At June 30, 2020, there were 139,573,798 shares of our common stock issued and outstanding. Subsequent to June 30, 2020, at the special shareholders meeting on November 13, 2020, the Company’s shareholders authorized the Company to issue up to 750,000,000 shares of common stock, $0.10 par value per share.

For the periods ended June 30, 2020 and 2019, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 85,140,499 and 97,261,792, respectively, would have been anti-dilutive. The total of dilutive instruments decreased during the six-month period ended June 30, 2020 due to the expiration of the Class O, Class P, and Class P-2 warrants.

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

The Company has an equity interest in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readably determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $nil as of June 30, 2020 and 2019, respectively.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

During 2020 and 2019, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2020	Balance December 31, 2019	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 471,709	$ 406,319	2

The carrying amounts of financial instruments, including notes payable, and notes payable – related party approximate fair value at June 30, 2020 and December 31, 2019. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Loan3 are not paid in full, GNP shall retain one hundred percent (100%) of the distribution to Goldrich and shall apply such funds as payment to reduce the balance of LOC2 and Loan3 until they are paid in full. LOC2 has never been funded or utilized.

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement. GNP was dissolved during 2019 and, as of June 30, 2020, the liquidation of GNP was in process.

On June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows of GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC,(“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP Operating Agreement, GP will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At June 30, 2020 and December 31, 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to the Company that were applied to Loan3. No amount has been accrued for the 2018 distribution due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration). Subsequent to June 30, 2020, Goldrich purchased approximately 49% of CGL.

In 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, which was carried at an interest rate of the greater of prime plus 2% or 10% and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. During the year ended December 31, 2019, the arbitration panel (see Arbitration below) awarded distributions from 2016 and 2017 to Goldrich from GNP. In accordance with the terms of the Operating Agreement, the Company applied the distributions toward Loan3 and the balance of principal and interest for LOC3 were paid in full at December 31, 2019.

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

The Company records amounts for loss when it is probable that a liability is realizable and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies and Note 9 Subsequent Events for additional information and rulings subsequent to June 30, 2020. The Company incurred $60,161 and $65,999 in arbitration expenses during the three- and six-month periods ended June 30, 2020, respectively, compared to $27,420 and $(19,303) for the three- and six-month periods ended June 30, 2019, respectively. The $(19,303) is a result of a $240,147 reimbursement for costs by the Company’s Directors and Officers insurance, netted against expenses of $220,844 for the six months ended June 30, 2019.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.RELATED PARTY TRANSACTIONS

Beginning in January 2016 and through June 30, 2020, the salary of the Company’s Chief Executive Officer (“CEO”) has not been paid in full. Fees due to the Company’s Chief Financial Officer (“CFO”) have been accrued and remain unpaid:

CEO	Six Months ended 6/30/20	Year ended 12/31/19
Beginning Balance	$426,500	$295,000
Deferred During Period	79,820	180,000
Cash Paid During Period	(2,500)	(48,500)
Ending Balance	$503,820	$426,500

CFO
Beginning Balance	$78,644	$64,909
Deferred During Period	3,068	42,703
Cash Paid During Period	(2,500)	(28,968)
Ending Balance	$79,212	$78,644

Board fees payable	98,003	95,003
Total Related party payables	$ 681,035	$ 600,147

See Note 5 for additional related party transactions.

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At June 30, 2020, the Company had outstanding Notes payable of $1,062,105 and outstanding Notes payable – related party of $3,517,895, net of all discounts. At December 31, 2019, the Company had outstanding Notes payable of $1,020,000 and outstanding Notes payable - related party of $3,246,316, net of all discounts. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the six months ended June 30, 2020, the Company received additional tranches of the notes payable for $313,684 discounted at 5%, or $15,684, resulting in net proceeds of $298,000 of which $258,000 was from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the Notes payable – related party described above. During the six months ended June 30, 2019, the Company received a tranche of notes payable for $194,737, discounted at 5%, or $9,737, resulting in net proceeds of $270,000 for the six months ended June 30, 2019, of which $206,000 was from Nicholas Gallagher, a related party. The notes are due upon demand; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

During the three and six months ended June 30, 2020, the Company accrued cash finders fees related to this debt financing totaling $3,990 and $8,940, respectively, compared to $40,350 and $45,900 for the three- and six-month periods ended June 20, 2019, and are included in interest expense and finance costs. Interest and financing costs, including finders fees, of $168,066 and $329,632 was expensed during the three and six months ended June 30, 2020, which is included in interest expense and finance costs on the consolidated statements of operations, compared to $132,135 and $259,183 expensed during the three and six months

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

ended June 30, 2019, respectively. Total interest of $1,066,027 is accrued at June 30, 2020 and is included in Interest payable, Interest payable – related party, Interest payable in stock, and Interest payable in stock – related party. Interest due at June 30, 2020 was not timely paid.

A total of 22,608,357 five-year Class T warrants have been issued in connection with the note issuances, of which 20,933,664 have been issued to holders and 1,674,694 have been issued for finders fees. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 19, 2024. During the three and six months ended June 30, 2020, the Company issued no warrants in connection with the notes payable. During the three and six months ended June 30, 2019, the Company issued 1,104,155 and 1,611,470 warrants in connection with the notes payable, respectively.

The table below summarizes the total senior secured notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the senior secured notes payable and senior secured notes payable – related party.

	Tranche Date	Net amount after 5% Discount	Note Prior to Discount	Warrants issued to lenders	Finders fees in Warrants	Finders fees in Cash
Notes Payable	Dec. 22, 2017	$ 705,000	$ 742,105	3,896,047	311,684	$ -
Notes Payable	Dec. 24, 2018	$ 200,000	$ 210,526	1,105,262	88,421	$ 6,000
Notes Payable	Mar. 31, 2019	$ 14,000	$ 14,737	77,368	6,189	$ 420
Notes Payable	June 30, 2019	$ 50,000	$ 52,632	276,315	22,105	$ 1,500
Notes Payable	Mar. 31, 2020	$ 40,000	$ 42,105	-	-	$ 1,200
		$ 1,009,000	$ 1,062,105	5,354,992	428,399	$ 9,120

Related Party	Dec. 22, 2017	$ 1,000,000	$ 1,052,632	5,526,312	442,105	$ 30,000
Related Party	Dec. 24, 2018	$ 1,260,000	$ 1,326,316	6,963,155	557,052	$ 37,800
Related Party	Mar. 31, 2019	$ 71,000	$ 74,737	392,368	31,390	$ 2,130
Related Party	June 30, 2019	$ 135,000	$ 142,105	746,051	59,684	$ 4,050
Related Party	Sept. 30, 2019	$ 303,000	$ 318,947	1,674,471	133,958	$ 9,090
Related Party	Oct. 31, 2019	$ 50,000	$ 52,632	276,315	22,105	$ 1,500
Related Party	Dec. 18, 2019	$ 265,000	$ 278,947	-	-	$ 7,950
Related Party	Mar. 31, 2020	$ 125,000	$ 131,579	-	-	$ 3,750
Related Party	Jun. 30, 2020	$ 133,000	$ 140,000	-	-	$ 3,990
		$ 3,342,000	$ 3,517,895	15,578,672	1,246,295	$ 100,260
		$ 4,351,000	$ 4,580,000	20,933,664	1,674,693	$ 109,380

The total fair value of the Class T warrants was estimated on the issue dates at $nil and $25,863 for the six months ended June 30, 2020 and June 30, 2019, respectively, using the following weighted average assumptions:

June 30, 2019
Market price of common stock on date of issuance	$0.007 - $0.0275
Risk-free interest rate	1.8% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 162.5%

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At June 30, 2020 and 2019, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes.

Due to the change in the delivery terms provided in the sixth amendment, the Company estimated the fair value of the notes based upon the market price of gold on June 30, 2020 of $1,768 per ounce as quoted on the London PM Fix market or $471,709 as of June 30, 2020. The valuation resulted in an increase in gold notes payable of $65,390 during the six months ended June 30, 2020.

At June 30, 2019, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2019, the Company had outstanding total notes payable in gold of $406,319.

Interest of $18,448 was expensed during the six months ended June 30, 2020, and $31,928 is accrued at June 30, 2020 and is included in Interest payable.

7.CARES Act PPP Loan

On April 15, 2020, the Company was granted a loan (the “Loan”) from Washington Trust Bank, in the aggregate amount of $50,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Cares Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 15, 2020 issued by the Borrower, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 15, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On October 22, 2020, the Loan had a change in terms. Under the new terms, the maturity date was changed to May 1, 2022 and the first payment was deferred to June 1, 2021 to allow additional time to prepare the forgiveness application. If the application is denied, the first payment will be due the first of the month following the remittance. Additionally, if the forgiveness application is denied, the Company will have the option to extend the loan to May 1, 2025 instead of the current maturity date of May 1, 2022. As of the date of this report, the Company has not submitted its forgiveness application.

8.COMMITMENTS AND CONTINGENCIES

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2020 through 2024 if unneeded to satisfy requirements in those years. Subsequent to June 30, 2020, the Alaska Department of Natural Resources approved an extension to delay the payment of the approximately $125,945 of state annual claims rental fees due November 30, 2020 to September 1, 2021.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the three and six months ended June 30, 2020.

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

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $429,573 included in

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

accounts payable and interest payable; however, Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at June 30, 2020.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of June 30, 2020, a total amount of $99,071 is included for the judgement and post judgement interest in Accounts payable and Interest payable on the consolidated balance sheet.

9.SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2020, the Company entered into additional notes payable totaling $72,000, net of discounts from a related party.

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

Arbitration rulings subsequent to June 30, 2020

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

On June 23, 2015, we raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows Goldrich receives in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2018 and 2017, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount has been accrued for the 2019 because there was no production in 2019, or for 2018, due to uncertainties relating to realization of distributions from NyacAU, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration). Subsequent to June 30, 2020, Goldrich purchased approximately 49% of CGL.

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

During the year ended December 31, 2019, and in 2020 subsequent to June 30, 2020, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s June 30, 2020 financial statements, and the net change on Goldrich’s 2018 financial statements is yet to be determined by the Panel. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the six months ended June 30, 2020.

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

Subsequent to the six months ended June 30, 2020, in August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to us by the IRS, is probable to decrease our net federal and state net operating loss carryforwards by $2.0 million and $1.8 million, respectively, for the years under audit. The JV partners had been instructed by the Panel to refrain from taking positions with the IRS that would countermand or conflict with the positions and testimony before the Panel that had resulted in the rulings by the Panel on this matter. In the closing conference, it was evident that GNP had taken positions with the IRS that conflicted with the Panel. The recourse available to us in regard to the audit ruling is a challenge of the IRS ruling before the tax court, should we determine this to be in our best interests.

Other

•The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts totaling $27,943 have been included in accounts payable and interest payable of the Company at June 30, 2020.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $70,244, has been included in accounts payable and interest payable of the Company at June 30, 2020.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court.

Arbitration events subsequent to June 30, 2020

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

b)We had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The Panel denied our motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site. The obligation to perform reclamation is imposed by the claims lease and the mining permit issued to NyacAU, which requires the permit holder to reclaim the site in accordance with government regulations. The ruling also states that the determination of the scope of potential obligations to reclaim under the permit is beyond the jurisdiction of the Panel. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, confirming again the obligation resides with the permit holder. Still further, the Panel ruled that the reclamation fees were not operating expenses to bring the mine to commercial production and therefore by definition of the Operating Agreement, precludes reclamation expenses from being added to LOC1, for which we would be obligated to remit 50% to NyacAU upon liquidation of GNP. This ruling deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. There was no direct financial consequence to us as a result of this ruling; however, the effect on the future balance of LOC1 and our liability for 50% of that balance would be significant now that NyacAU is not allowed to pass through reclamation costs to GNP but is required to retain responsibility for those costs as holder of the mining permit.

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $4,103 has been accrued at June 30, 2020 and is included in interest payable at June 30, 2020.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2020 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $1,662,997 for interest, $471,709 for payment of the gold notes, $3,517,895 for payment of notes payable to related party, and $1,062,105 for the payment of senior secured loans over the next 12 months as of June 30, 2020. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the six months ended June 30, 2020, we completed financings of $348,600, compared to $270,000 net cash for note financings and placements of our securities during the six months ended June 30, 2019. Subsequent to the close of the six months ended June 30, 2020, we borrowed an additional $37,000, net of discount, of notes payable, bringing the total notes payable obligation as of December 18, 2020, to $4,613,684, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then Notes payable and Notes payable related party were subsequently amended to make the Notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 subsequently extended to March 31, 2019, and subsequently extended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At June 30, 2020, we had outstanding total notes payable in gold of $471,709, representing 266.789 ounces of fine gold deliverable on demand. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold.

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

Results of Operations

On June 30, 2020, we had total liabilities of $9,092,777 and total assets of $789,165. This compares to total liabilities of $8,084,670 and total assets of $724,992 on December 31, 2019. As of June 30, 2020, our liabilities consist of $259,070 for remediation and asset retirement obligations, $471,709 of notes payable in gold, $1,062,105 of notes payable, $3,517,895 of notes payable – related party, $1,781,330 of trade payables and accrued liabilities, $339,741 of accrued interest payable, $681,035 of accrued interest payable – related party, $36,813 of accrued interest payable in stock, $168,976 of accrued interest payable in stock – related party, $681,035 due to related party, $50,600 of notes payable under the CARES Act, and $30,618 for dividends payable. Of these liabilities, $8,577,318 is due within 12 months. The increase in liabilities compared to December 31, 2019 is due to an increase in trade and related party payables, additional borrowings under notes payable - related party, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of an increase in cash due to financing activities and an increase in prepaid expenses during the quarter ended June 30, 2020.

On June 30, 2020, we had negative working capital of $8,414,823 and a stockholders’ deficit of $8,303,612 compared to negative working capital of $7,565,082 and stockholders’ deficit of $7,359,678 for the year ended December 31, 2019. Working capital decreased during the quarter ended June 30, 2020 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2020.

During the six months ended June 30, 2020, we used cash from operating activities of $328,001 compared to $324,961 for the period ended June 30, 2019. Net losses were slightly higher year over year due largely to an insurance refund of professional service costs in relation to the arbitration in 2019, and an increase in trade payables. Net operating losses were $513,436 and $943,934 for the three and six months ended June 30, 2020, respectively, compared with $408,876 and $792,418 for the three and six months ended June 30, 2019, respectively, including depreciation of $474 and $654 for the respective six-month periods.

During the six months ended June 30, 2020 and 2019 respectively, we used no cash in investing activities.

During the six months ended June 30, 2020, cash of $348,600 was provided by financing activities, compared to $270,000 provided during the same period of 2019.

Private Placement Offerings

No private placement offerings occurred during the six months ended June 30, 2020 and 2019, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At June 30, 2020, we owed $471,709 for Notes payable in Gold, $1,062,105 for Notes payable and $3,517,895 for Notes payable – related party. Interest payable on these borrowings totaled $1,097,955. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to the six months ended June 30, 2020, the Company entered into additional notes payable totaling $37,000, net of discounts from a related party.

Subsequent to the six months ended June 30, 2020, holders of the class Q warrants exercised their warrants for a total purchase of 7,999,997 common shares at $0.03 per share resulting in net proceeds of $240,000 to the Company.

Subsequent to the six months ended June 30, 2020, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,789.

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

Changes in internal controls over financial reporting

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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