Form 10-Q
period 2020-09-30
GOLDRICH MINING CO
filed 2021-01-29
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at January 29, 2021:    167,926,376

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation23

Item 3. Quantitative and Qualitative Disclosures about Market Risk36

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

Item 5.  Other Information38

Item 6.  Exhibits38

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of September 30, 2020, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Goldrich evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2020.

As of September 30, 2020, Goldrich’s available capital was approximately $17,800 and as of January 29, 2021 its available capital was approximately $10,000. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets (Unaudited)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,826	$1,274
Prepaid expenses	354,957	96,574
Total current assets	372,783	97,848

Property, equipment, and mining claims:
Equipment, net of accumulated depreciation	3	716
Investment in CGL LLC	25,000	-
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	651,431	627,144
Total assets	$1,024,214	$724,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,006,066	$1,656,854
Interest payable	394,693	223,555
Interest payable – related party	825,670	439,121
Related party payable	738,467	600,147
CARES Act PPP loan	21,119	-
Notes payable	1,062,106	1,020,000
Notes payable – related party	3,546,316	3,246,316
Notes payable in gold	502,469	406,319
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	9,127,524	7,622,930

Long-term liabilities:
Interest payable in stock	-	36,813
Interest payable in stock – related party	-	168,976
Remediation and asset retirement obligation	260,630	255,951
CARES Act PPP loan	29,481	-
Total long-term liabilities	290,111	461,740
Total liabilities	9,417,635	8,084,670

Commitments and contingencies (Notes 3, 5, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 250,000,000 shares authorized; 161,293,043 and 139,573,798 issued and outstanding, respectively	16,129,304	13,957,380
Additional paid-in capital	12,179,406	13,905,542
Accumulated deficit	(36,973,306)	(35,493,775)
Total stockholders’ deficit	(8,393,421)	(7,359,678)
Total liabilities and stockholders' deficit	$1,024,214	$724,992

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2020	2019	2020	2019

Operating expenses (income):
Mine preparation costs	$(19,561)	$132,477	$74,450	$197,952
Depreciation and amortization	240	328	714	982
Management fees and salaries	66,025	53,469	160,094	170,219
Professional services	36,326	8,970	43,321	49,933
General and administration	83,085	65,744	235,141	177,955
Office supplies and other	5,003	1,096	8,964	4,839
Directors' fees	6,600	6,000	9,600	15,200
Mineral property maintenance	28,764	24,246	83,569	69,581
Arbitration (Note 3)	53,229	140,129	119,227	120,826
Settlement Expense	59,500	-	59,500	-
Total operating expenses (income)	319,211	432,459	794,580	807,487

Other expense (income):
Miscellaneous income	-	-	(2,000)	-
Change in fair value of notes payable in gold	30,761	20,356	96,150	54,104
Interest expense and finance costs	185,625	192,955	590,801	576,577
Loss on foreign exchange	-	-	-	20
Total other expense	216,386	213,311	684,951	630,701

Net loss	535,597	645,770	1,479,531	1,438,188

Preferred dividends	1,917	1,917	5,708	5,688
Net loss available to common stockholders	$537,514	$647,687	$1,485,239	$1,443,876

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	143,422,378	139,573,798	140,866,022	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited) 2019 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Par Value	Shares	No Par Value

Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with note payable	-	-	-	-	7,754	-	7,754
Warrants issued for finders fees	-	-	-	-	25,864	-	25,864
Net Loss	-	-	-	-	-	(383,542)	(383,542)
Balance, March 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,866,596	$(33,274,252)	(5,179,101)
Warrants issued with note payable	-	-	-	-	7,845	-	7,845
Warrants issued for finders fees	-	-	-	-	491	-	491
Net Loss	-	-	-	-	-	(408,876)	(408,876)
Balance, June 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,874,932	$(33,683,128)	(5,579,641)
Warrants issued with note payable	-	-	-	-	24,953	-	24,953
Warrants issued for finders fees	-	-	-	-	1,741	-	1,741
Net Loss	-	-	-	-	-	(645,770)	(645,770)
Balance, September 30, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,901,626	$(34,328,898)	(6,198,717)

2020 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional	Accumulated Deficit	Total
	Shares	Par Value	Shares	No Par Value	Paid-in Capital

Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Net Loss	-	-	-	-		(430,498)	(430,498)
Balance, March 31, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,924,273)	$(7,790,176)
Net Loss						(513,436)	(513,436)
Balance, June 30, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(36,437,709)	$(8,303,612)
Warrants Exercised	7,999,997	800,000	-	-	(560,000)	-	240,000
Shares issued for interest	13,719,248	1,371,924	-	-	(1,166,136)	-	205,788
Net Loss	-	-	-	-	-	(535,597)	(535,597)
Balance, September 30, 2020	161,293,043	$16,129,304	151,053	$271,175	12,179,406	$(36,973,306)	$(8,393,421)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,479,531)	$(1,438,188)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	714	982
Change in fair value of notes payable in gold	96,150	54,104
Warrants issued for finance costs	-	28,096
Discount on note payable	17,106	70,710
Accretion of asset retirement obligation	4,679	10,433

Change in:
Prepaid expenses	(258,383)	(92,119)
Other current assets	-	6,557
Accounts payable and accrued liabilities	349,211	253,525
Interest payable	171,137	165,910
Interest payable – related party	386,549	185,718
Related party payable	138,320	108,935
Net cash used - operating activities	(574,048)	(645,337)
Cash flows from investing activities:
Purchase of membership units of CGL LLC	(25,000)	-
Net cash used – investing activities	(25,000)	-
Cash flows from financing activities:
Proceeds from CARES Act PPP loan	50,600	-
Proceeds from warrant exercises	240,000	-
Proceeds from notes payable and warrants, net	40,000	64,000
Proceeds from notes payable and warrants – related party, net	285,000	509,000
Net cash provided - financing activities	615,600	573,000

Net (decrease) in cash and cash equivalents	16,552	(72,337)

Cash and cash equivalents, beginning of period	1,274	77,178
Cash and cash equivalents, end of period	$17,826	$4,841

Non-cash investing and financing activities:
Issuance of common stock for interest	$205,789	$-
Warrants issued for debt financing	$-	$40,552

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $36,973,306 at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net loss, stockholders' deficit, or cash flows as previously reported.

Earnings (Loss) Per Share

We are authorized to issue 250,000,000 shares of common stock, $0.10 par value per share. At September 30, 2020, there were 161,293,043 shares of our common stock issued and outstanding. Subsequent to September 30, 2020, at the special shareholders meeting on November 13, 2020, the Company’s shareholders authorized the Company to issue up to 750,000,000 shares of common stock, $0.10 par value per share.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

For the periods ended September 30, 2020 and 2019, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 77,140,505 and 94,042,079, respectively, would have been anti-dilutive. The total of dilutive instruments decreased during the nine-month period ended September 30, 2020 due to the expiration of the Class O, Class P, and Class P-2 warrants, and the exercise of Class Q warrants.

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

The Company has an equity interest in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readably determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $nil as of September 30, 2020 and 2019, respectively.

The Company has an equity interest in Chandalar Gold, LLC (“CGL”), in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interest of CGL are not traded on any established market, and the fair value of CGL cannot be readably determined or estimated. Therefore, the Company measures its investments in CGL at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $25,000 and $nil as of September 30, 2020 and 2019, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity.  The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s debt disclosures.

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

Revenue Recognition

The Company does not have joint control or significant influence over the joint venture; therefore, distributions from our joint venture are recognized using the cost less impairment method. The Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. Other than any distribution the Company is awarded in arbitration (see Note 3 Joint Venture), there will be no further distributions due to arbitration proceedings and dissolution of the joint venture. (See Note 3 Joint Venture)

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

The Company does not have joint control or significant influence over CGL; therefore, distributions from CGL are recognized using the cost less impairment method. The Company has determined that our revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue. The Company does not anticipate any distributions from CGL.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

During 2020 and 2019, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2020	Balance December 31, 2019	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 502,469	$ 406,319	2

The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold. The carrying amounts of financial instruments, including notes payable, and notes payable – related party approximate fair value at September 30, 2020 and December 31, 2019.

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

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement. GNP was deemed by the arbitration panel (see Arbitration below) to have been dissolved during 2018 and, as of September 30, 2020, the liquidation of GNP was in process.

Under the terms of the joint venture agreement (the “Agreement”), the JV was to make annual Member’s Distributions of 10% of the balance of revenue generated by the Joint Venture after deducting Operating Expenses as defined by the GNP Operating Agreement. Related to these distributions, on June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows of GP, Goldrich’s subsidiary, to be received in the future from its interest in GNP (“Distribution Interest”), paid in cash under items #2, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP Operating Agreement, GP will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At September 30, 2020 and December 31, 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to the Company that were applied to Loan3. No amount was accrued for the 2018 distribution due to the dissolution of the JV, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration below). During the nine months ended September 30, 2020, Goldrich purchased 595,000 membership units, or approximately 49% of CGL’s membership units, for $25,000, which is included on the balance sheet in property, equipment and mining claims. This provides Goldrich with 49% of any distributions produced by GNP and paid to CGL. The Company accounts for its investment in CGL using the cost less impairment method. The Company does not anticipate any distributions from CGL until the placer production begins again.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

Concerning Loan3, in 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, which was carried at an interest rate of the greater of prime plus 2% or 10% and is to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. During the year ended December 31, 2019, the arbitration Panel (see Arbitration below) awarded additional distributions from 2016 and 2017 to Goldrich from GNP. In accordance with the terms of the Operating Agreement, the Company applied the distributions toward Loan3 and the balance of principal and interest for LOC3 were paid in full at December 31, 2019.

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a Panel of three independent arbitrators during 2018 to address these items. Through 2019 and the date of filing of this report in 2021, the Company has continued to respond to Panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for loss when it is probable that a liability is realizable and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies and Note 9 Subsequent Events for additional information and rulings subsequent to September 30, 2020. The Company incurred $53,229 and $119,227 in arbitration expenses during the three and nine-month periods ended September 30, 2020, respectively, compared to $140,129 and $120,826 for the three and nine-month periods ended September 30, 2019, respectively. During 2019, the Company received a reimbursement from its insurance carrier for costs by the Company’s Directors and Officers insurance of $220,844.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

4.RELATED PARTY TRANSACTIONS

The Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through September 30, 2020, the CEO’s salary has not been paid in full. Salary due to the CFO have been accrued and remain unpaid, as have board of directors fees:

CEO	Nine Months ended 9/30/20	Year ended 12/31/19
Balance at beginning of period	$ 426,500	$ 295,000
Deferred during period	121,575	180,000
Payments during period	(2,500)	(48,500)
Ending Balance	$ 545,575	$ 426,500

CFO
Balance at beginning of period	$ 78,644	$ 64,909
Deferred during period	16,886	42,703
Payments during period	(7,240)	(28,968)
Ending Balance	$ 88,290	$ 78,644

Board fees payable	$ 104,602	$ 95,003
Total related parties payables	$ 738,467	$ 600,147

See Note 5 for additional related party transactions.

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At September 30, 2020, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable – related party of $3,546,316, net of all discounts. At December 31, 2019, the Company had outstanding notes payable of $1,020,000 and outstanding notes payable - related party of $3,246,316, net of all discounts. The notes payable and notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the three and nine months ended September 30, 2020, the Company received additional tranches of the notes payable for $28,421 and $342,105 discounted at 5%, or $1,421 and $17,106 resulting in net proceeds of $27,000 and $325,000, respectively, of which $27,000 and $285,000, respectively, were received from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the three and nine months ended September 30, 2019, the Company received additional tranches of notes payable for $318,947 and $603,158, discounted at 5%, or $15,947 and $30,158, resulting in net proceeds of $303,000 and $573,000 for the three and nine months ended September 30, 2019, respectively, of which $303,000 and $509,000 in net proceeds was received from Mr. Gallagher. The notes are due upon demand for the quarters ended September 30, 2019 and 2020; therefore, the discounts and related warrants issued with them were immediately expensed to finance costs.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2020, the Company incurred cash finders fees related to this debt financing totaling $810 and $9,750, respectively, compared to $9,090 and $54,990 for the three and nine-month periods ended September 20, 2019, and are included in interest expense and finance costs. Interest of $162,671 and $504,457 was expensed during the three and nine months ended September 30, 2020, which is included in interest expense and finance costs on the consolidated statements of operations, compared to $140,419 and $396,286 expensed during the three and nine months ended September 30, 2019, respectively. Total interest of $1,032,853 on notes payable and notes payable – related party is accrued at September 30, 2020 and is included in interest payable, and interest payable – related party on the consolidated balance sheet. Interest due at September 30, 2020 was not timely paid.

Class T warrants have been issued to holders and for finders fees in connection with the note issuances. The warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 19, 2024. During the nine months ended September 30, 2020, the Company issued no warrants in connection with the notes payable. During the three and nine months ended September 30, 2019, the Company issued 1,808,429 and 3,419,899 warrants in connection with the notes payable, respectively, of which 133,958 and 253,326, respectively, were issued for finders fees.

The table below summarizes the total senior secured notes due, the amount received with discount, warrants issued for finders fees and cash expensed for finders fees for all periods related to the senior secured notes payable and senior secured notes payable – related party.

	Tranche Date	Note Prior to Discount
Balance at December 31, 2018		$952,631
Notes Payable	Mar. 31, 2019	14,737
Notes Payable	June 30, 2019	52,632
Balance at December 31, 2019		$1,020,000
Notes Payable	Mar. 31, 2020	42,106
Balance at September 30, 2020		$1,062,106

Balance at December 31, 2018		$2,378,948
Related Party	Mar. 31, 2019	74,737
Related Party	June 30, 2019	142,105
Related Party	Sept. 30, 2019	318,947
Related Party	Oct. 31, 2019	52,632
Related Party	Dec. 18, 2019	278,947
Balance at December 31, 2019		$3,246,316
Related Party	Mar. 31, 2020	131,579
Related Party	Jun. 30, 2020	140,000
Related Party	Sept. 30, 2020	28,421
Balance at September 30, 2020		$3,546,316

The fair value of the Class T warrants issued during the nine months ended September 30, 2019, was $46,327 and was calculated on the issue dates using the following assumptions:

9 months ended September 30, 2019
Market price of common stock on date of issuance	$0.007 - $0.0275
Risk-free interest rate	1.42% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 172%

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Mr. Gallagher, in his capacity as agent for and on behalf of the holders of the notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the Amended Agreement, for each holder of the notes payable, whether or not a related party:

1.Any loans arising after July 1, 2018 by Mr. Gallagher and any loans made after November 1, 2019 by any new or existing Holder other than Gallagher, after Gallagher has consented in writing to such loan or advance, are Senior secured loans. Senior Notes are entitled to be repaid in full before any of the Junior Notes are repaid; and

2.The Company agreed to other terms, the most significant of which are as follows:

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

3.The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

4.The Company entered into a written Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each Note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise.

The Company and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his loan into stock of the Company at $0.015 per share. In a separate agreement dated September 10, 2020, the Company and holders, agreed to convert $36,813 of unpaid interest into stock of the Company at $0.015 per share. During the nine months ended September 30, 2020, a total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the holders, reducing interest payable by $205,789, of which $168,976 was to Mr. Gallagher.

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

Through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At September 30, 2020 and December 31, 2019, 266.788 ounces of fine gold was due and deliverable to the holders of the notes.

Due to the change in the delivery terms provided in the sixth amendment, the Company estimated the fair value of the notes, based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on September 30, 2020 of $1,883 per ounce as quoted on the London PM Fix market or $502,469 in total. The valuation resulted in an increase in gold notes payable of $96,150 during the nine months ended September 30, 2020. At December 31, 2019, the Company had outstanding total notes payable in gold of $406,319.

Interest of $28,123 was expensed during the nine months ended September 30, 2020, and $41,604 is accrued at September 30, 2020 and is included in interest payable. Interest of $20,634 was expensed during the nine months ended September 30, 2019, and $8,697 is accrued at September 30, 2019 and is included in interest payable.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

On October 22, 2020, the Loan had a change in terms. Under the new terms, the maturity date was changed to May 1, 2022 and the first payment was deferred to June 1, 2021 to allow additional time to prepare the forgiveness application. If the application is denied, the first monthly payment of $4,284 will be due the first of the month following the denial. Additionally, if the forgiveness application is denied, the Company will have the option to extend the loan to May 1, 2025 instead of the current maturity date of May 1, 2022. As of January 29, 2021, the Company has not submitted its forgiveness application but plans to do so within the first quarter of 2021.

8.COMMITMENTS AND CONTINGENCIES

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2020 through 2024 if unneeded to satisfy requirements in those years. Subsequent to September 30, 2020, the Alaska Department of Natural Resources approved an extension to delay the payment of the approximately $125,945 of state annual claims rental fees due November 30, 2020 to September 1, 2021.

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

During the year ended December 31, 2019 and the year ended December 31, 2020, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of the Company’s positions and some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the three and nine months ended September 30, 2020. See Note 9 Subsequent Events, Supplemental Orders 5-8.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. NyacAU challenged this award and subsequent to September 30, 2020, the Panel issued additional rulings stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due (see Note 9 Subsequent Events).

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $433,721 included in accounts payable and interest payable; however, Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at September 30, 2020.

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

The Panel ruled in the Final Post Award that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, but that the reclamation obligation resides with the permit holder, see Final Post Award Orders below.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of September 30, 2020, a total amount of $100,370 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet.

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

Other Contingencies

During the year ended December 31, 2016, the Company filed amended tax returns to correct allocations of Joint Venture losses reported to the Company for the years ending 2012 through 2015, resulting in an increase in losses reported on its federal and state tax returns of $7.5 million and $6.8 million, respectively. For each year since 2015, the Company filed its federal and state tax returns with corrected allocations of losses from the Joint Venture. The Company’s and the Joint Venture’s federal returns for the 2015, 2016 and 2017 tax years were audited by the Internal Revenue Service (“IRS”) to determine correct allocation of losses for the Joint Venture and its partners. In August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to the Company by the IRS, is probable to decrease the Company’s net federal and state net operating loss carryforwards (“NOL”) by totals of $2.0 million and $1.8 million, respectively for the years under audit. The change would not result in any current tax liability or refund unless and until the Company could utilize its net operating loss carryforwards.

9.SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2020, the Company entered into additional notes payable totaling $113,000, net of discounts from Mr. Gallagher.

Subsequent to the nine months ended September 30, 2020, the Company received $199,000 cash as a result of exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of Mr. Gallagher and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,633,333 common shares.

Arbitration rulings subsequent to September 30, 2020

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (Unaudited)

distribution to Goldrich, is not considered a misappropriation of funds.  LOC1 is a related party loan between GNP and NyacAU.

The Panel ruled that GNP was dissolved at the end of the 2018 mining season (September 28, 2018) by failing to meet the Minimum Production Requirement of the GNP Operating Agreement rather than May 2019, when NyacAU published a formal notice of dissolution to the State of Alaska and to creditors.  Based on this and other evidence, the Panel found that GNP was dissolved by no later than October 9, 2018, which precedes the date by which any interim distribution would otherwise have been due under the GNP Operating Agreement (October 31 - December 31, 2018).  Accordingly, the Panel ruled that Goldrich is precluded from receiving any interim distributions for 2018 under the GNP Operating Agreement.

•Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU.  Goldrich made a claim to the arbitration Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid.  The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883.  Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich.

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

On August 20, 2018, we announced the intended dissolution of the GNP joint venture. Subsequently, the Panel ruled that GNP was dissolved at the end of the 2018 mining season (September 28, 2018) by failing to meet the Minimum Production Requirement of the GNP Operating Agreement rather than May 2019, when NyacAU published a formal notice of dissolution to the State of Alaska and to creditors. GNP is currently being liquidated with NyacAU managing the process and Goldrich and NyacAU are currently in arbitration as noted above.

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

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement, and as a result the JV was dissolved in 2018 and, as of September 30, 2020, is in the process of being liquidated. The Panel has jurisdiction over the liquidation process and has ruled that NyacAU should continue as the liquidator. Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.

Under the terms of the joint venture agreement (the “Agreement”), the JV was to make annual Member’s Distributions of 10% of the balance of revenue generated by the Joint Venture after deducting Operating Expenses as defined by the GNP Operating Agreement. Related to these distributions, on June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2019 and 2018, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount was accrued for the 2018 distribution due to the dissolution of the JV, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration below). During the nine months ended September 30, 2020, Goldrich purchased 595,000 membership units, or approximately 49% of CGL’s membership units for $25,000. This provides Goldrich with 49% of any distributions produced by GNP and paid to CGL. The Company accounts for its investment in CGL using the cost less impairment method. The Company does not anticipate any distributions from CGL until the placer resumes production.

Concerning Loan3, in 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, was carried at an interest rate of the greater of prime plus 2% or 10%, and was to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. The 2016 and 2017 Members Distributions, as adjusted by the rulings of the arbitration Panel, were first applied against Loan3 in accordance with the terms of the Operating Agreement, the distributions were sufficient to pay all of Loan3 principal and interest in full.

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

During the year ended December 31, 2019, and in 2020 up through the date of this filing, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. On December 4, 2020, the Panel issued Supplemental Orders 5-8. A summary of each award is provided below. Matters of minor significance on which the Panel ruled or waived actions on matters over which the Panel had no jurisdiction are not included in the summary.

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s September 30, 2020 financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Lease Charges and Ownership of Arctic Camp Purchased by NyacAU related party from Third-Party.

The Panel ruled that lease payments made by GNP to Bear Leasing toward rented Arctic camp facilities that had been purchased from an unrelated third-party from 2012 through 2014 represented purchase consideration. As a result, GNP was deemed the beneficial owner of the camp in connection with the dissolution/liquidation process. Further, LOC1 was reduced by the lease payments GNP was charged beyond the purchase price for the Arctic camp.

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the nine months ended September 30, 2020.

Payment of Interest Earned by LOC1.

The Partial Final Award also addressed our claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. NyacAU contested the amount of LOC1 interest paid by GNP to NyacAU. The matter is further discussed below in the summary for the Final Post Award Order and Supplemental Orders.

2012 Reclamation Work

The Panel ruled Goldrich is responsible to pay the full amount charged by GNP for the 2012 reclamation work to NyacAU and NyacAU is also entitled to 5% pre-judgement interest on the award from the date the first invoice was sent to Goldrich. Goldrich has accrued a liability for this ruling, however Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

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

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. The award plus interest, totaling $13,713, is included in accounts payable and interest payable of the Company at June 30, 2020. An additional $181 has been accrued and is included in interest payable at September 30, 2020.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $83,588 is included in accounts payable and interest payable of the Company at June 30, 2020. An additional $1,106 has been accrued and is included in interest payable at September 30, 2020. Attorney’s fees and costs also awarded in the judgement plus interest totaling $898 have been included in accounts payable and interes payable of the Company at September 30, 2020.

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

If NyacAU does not transfer the mining permit to Goldrich as part of the dissolution, they will retain the requirement to reclaim the mine, and Goldrich will be prevented from mining the property, since two mining permits cannot be issued for the same claims. The actual cost of the reclamation will be subject to many variables, not the least of which will be whether the remedial activity is undertaken while the mine is inactive or conversely, when the mine is actively producing gold. If the mining permit were to be transferred to Goldrich or another entity with the reclamation obligation intact, the reclamation activity could be undertaken as a key piece of a mining plan in order to mitigate reclamation costs. If an agreement cannot be reached to transfer the mining permit and the associated reclamation of prior mining activities, Goldrich will be prevented from mining its claims until a new mining permit is acquired after the current mining permit expires in 2024, and will be limited to exploration activities on the hard rock deposits of the Chandalar property.

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

If an agreement cannot be reached for the transfer of the mining permit and reclamation liability to Goldrich or an operating company that will harvest the placer gold in the deposit, mining will likely not continue at the mine and LOC1 likely will not be paid. Further, in order to operate the mine, Goldrich will be required to raise money to fund replacement equipment, wash plants, infrastructure and initial operating costs to restart the mine, due to the mining assets which have been removed as part of the liquidation of GNP. Goldrich is actively preparing a new mine plan and an initial assessment to show the mine’s potential, as announced in Goldrich’s news release dated July 29, 2020. However, at the date of this report, there is no candidate for operating the mine without a settling concession as part of the transfer of the permit and the associated reclamation and LOC1 obligations.

Goldrich may not have a reasonable avenue to pursue in restarting the mine and may be limited to raising investment funds for the sole purpose of exploration of the hard rock deposits.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At September 30, 2020, a total of $100,370 is included in accounts payable and interest payable on the consolidated balance sheet for the judgements, additional costs, and interest.

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

b)We had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The Panel denied our motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site. The obligation to perform reclamation is imposed by the claims lease and the mining permit issued to NyacAU, which requires the permit holder to reclaim the site in accordance with government regulations. The ruling also states that the determination of the scope of potential obligations to reclaim under the permit is beyond the jurisdiction of the Panel. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, confirming again the obligation resides with the permit holder. Still further, the Panel ruled that the reclamation fees were not operating expenses to bring the mine to commercial production and therefore by definition of the Operating Agreement, precludes reclamation expenses from being added to LOC1, for which Goldrich would be obligated to remit 50% to NyacAU upon liquidation of GNP. This ruling deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. There was no direct financial consequence to us as a result of this ruling; however, the effect on the future balance of LOC1 and our liability for 50% of that balance would be significant now that NyacAU is not allowed to pass through reclamation costs to GNP but is required to retain responsibility for those costs as holder of the mining permit.

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $12,355 has been accrued during the nine months ended September 30, 2020 and is included in interest payable at September 30, 2020.

Mining Claims

All of our mining claims remain the property of the Company; however, NyacAU staked several claims contiguous to the claims owned by the Company. We had previously filed a motion to compel the transfer of NyacAU’s claims from NyacAU to us. The motion was granted in part in that the claims held in NyacAU’s name were ruled to be owned by the Company, but would not be transferred immediately. They would remain in the possession of NyacAU as manager of the liquidation until the property covered by the claims was not being used for liquidation activities and could be transferred without disruption to the liquidation activity. There was no direct financial consequence to us as a result of this ruling. The claims are assured to be transferred to us at a reasonable future time.

Repayment of misappropriation of JV funds

We had previously filed a motion to compel NyacAU to repay funds we considered to be misappropriated as payments on LOC1 in contravention of the payment priority requirements as outlined in the Operating Agreement (See Note 3 Joint Venture). A successful challenge of these cash disbursements would return to GNP funds that we considered to be necessary to pay for reclamation costs, partner distributions, vendor obligations and other cash requirements that have precedence over repayment of LOC1. The ruling was deferred pending additional information to be determined in the future, such as the profitability of operations in 2018, which had not yet been determined when taking the Panel’s ruling into account. Subsequent to September 30, 2020, the Panel denied Goldrich’s claim, see Supplemental Orders 5-8 below.

Clarification concerning GNP’s 2018 Profitability and 2018 Interim Distributions.

We had made a challenge to the Panel’s understanding of facts related to GNP’s profitability for 2018 as presented in the arbitration proceedings, with a motion to distribute interim distribution after applying the rulings made to date. The Panel deferred ruling on the matter, retaining jurisdiction to decide the issue of interim distributions for 2018 and requested the parties to present evidence and argument (disregarding any jurisdictional issue) as to (i) whether Goldrich has a right to interim distributions for 2018, and (ii) the amount, if any, of distributions to be paid.  Goldrich has submitted a claim for approximately $680,000 plus prejudgment interest thereon at 5%; NyacAU claims that Goldrich is not entitled to any distributions for 2018. Subsequent to September 30, 2020, the Panel denied Goldrich’s claim on both accounts, see Supplemental Orders 5-8 below.

Clarification of LOC1 Interest Paid and Amounts Owed to Goldrich.

We had challenged the amount of payment of LOC1 interest by GNP to NyacAU and claimed reimbursement of 50% of the amount remitted as specified by the Operating Agreement. The Panel deferred a ruling and required more information from each party. Subsequent to September 30, 2020, the Panel ruled in our favor, see Supplemental Order 5-8 below.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2020 and beyond. In addition to the current liabilities on our consolidated balance sheet at September 30, 2020, we anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $800,000 for interest, and $50,000 for additional notes payable to related party over the next 12 months as of September 30, 2020. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the nine months ended September 30, 2020, we completed financings of $615,600, compared to $573,000 net cash for note financings and placements of our securities during the nine months ended September 30, 2019. Subsequent to the close of the nine months ended September 30, 2020, we borrowed an additional $113,000, net of discount, of notes payable, bringing the total notes payable obligation as of January 29, 2021, to $4,727,369, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then notes payable and notes payable related party were subsequently amended to make the notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 subsequently extended to March 31, 2019, and subsequently extended to due on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At September 30, 2020, we had outstanding total notes payable in gold of $502,469, representing 266.789 ounces of fine gold deliverable on demand. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold.

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

Results of Operations

On September 30, 2020, we had total liabilities of $9,417,635 and total assets of $1,024,214. This compares to total liabilities of $8,084,670 and total assets of $724,992 on December 31, 2019. As of September 30, 2020, our liabilities consist of $260,630 for remediation and asset retirement obligations, $502,469 of notes payable in gold, $1,062,106 of notes payable, $3,546,316 of notes payable – related party, $2,006,066 of trade payables and accrued liabilities, $394,693 of accrued interest payable, $825,670 of accrued interest payable – related party, $738,467 due to related party, $50,600 of notes payable under the CARES Act, and $30,618 for dividends payable. Of these liabilities, $9,127,524 is due within 12 months. The increase in liabilities compared to December 31, 2019 is due to an increase in trade and related party payables, additional borrowings under notes payable - related party, largely resulting from costs associated with arbitration, and amortization of the discount and warrants of the notes payable. Total assets and its components did not experience significant changes, with the exception of an increase in cash due to financing activities and an increase in prepaid expenses during the nine months ended September 30, 2020.

On September 30, 2020, we had negative working capital of $8,754,741 and a stockholders’ deficit of $8,393,421 compared to negative working capital of $7,525,082 and stockholders’ deficit of $7,359,678 for the year ended December 31, 2019. Working capital decreased during the nine months ended September 30, 2020 due to the accruals of accounts and trade payables that exceeded cash proceeds from notes payable and notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2020.

During the nine months ended September 30, 2020, we used cash from operating activities of $574,048 compared to $645,337 for the period ended September 30, 2019. Net losses were slightly higher year over year due largely to an insurance refund of professional service costs in relation to the arbitration in 2019, and an increase in trade payables. Net operating losses were $535,597 and $1,479,531 for the three and nine months ended September 30, 2020, respectively, compared with $645,770 and $1,438,188 for the three and nine months ended September 30, 2019, respectively, including depreciation of $714 and $982 for the respective nine-month periods.

During the nine months ended September 30, 2020, we used cash from investing activities of $25,000 compared to $nil for the same period of 2019.

During the nine months ended September 30, 2020, cash of $615,600 was provided by financing activities, compared to $573,000 provided during the same period of 2019.

Private Placement Offerings

No private placement offerings occurred during the nine months ended September 30, 2020 and 2019, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At September 30, 2020, we owed $502,469 for notes payable in gold, $1,062,106 for notes payable and $3,546,316 for notes payable – related party. Interest payable on these borrowings totaled $1,085,674. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to the nine months ended September 30, 2020, the Company entered into additional notes payable totaling $113,000, net of discounts from a related party.

Subsequent to the nine months ended September 30, 2020, the Company received $199,000 cash as a result of exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,633,333 common shares.

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

Changes in internal controls over financial reporting

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The arbitration occurred during July and August 2018 in Anchorage, Alaska before a three-member Panel. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the Panel. We have received an Interim Award, a Partial Final Award, a Second Interim Award, a Final Post Award, and Supplemental Orders and are awaiting the outcome of the arbitration that would come in the form of a Final Award from the Panel.

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

During the quarter ended September 30, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  January 29, 2021

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 29, 2021

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer