Form 10-K
period 2020-12-31
GOLDRICH MINING CO
filed 2021-04-15
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

Goldrich Mining Company

(Exact name of registrant as specified in its charter)

Alaska	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 E. 29th Ave. Ste. 10B-160
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes   ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $3,432,013. This figure is based on the closing sale price of $0.01 per share of the Registrant’s common stock on June 30, 2020 on the OTCQB.

Number of shares of Common Stock outstanding as of April 15, 2021:  172,259,709

GOLDRICH MINING COMPANY

FORM 10-K

December 31, 2020

PART I6

ITEM 1. BUSINESS6

ITEM 1A.  RISK FACTORS10

ITEM 1B. UNRESOLVED STAFF COMMENTS21

ITEM 2.  PROPERTIES22

ITEM 3.  LEGAL PROCEEDINGS41

ITEM 4. MINE SAFETY DISCLOSURES41

PART II42

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES 42

ITEM 6.  SELECTED FINANCIAL DATA44

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS44

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK50

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA51

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE79

ITEM 9A.  CONTROLS AND PROCEDURES79

ITEM 9B.  OTHER INFORMATION80

PART III81

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE81

ITEM 11.  EXECUTIVE COMPENSATION88

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS 90

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE92

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES93

PART IV93

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES93

SIGNATURES97

COVID-19

Subsequent to the close of the year ended on December 31, 2019, in March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of December 31, 2020, there was no disruption or impact to the Company’s financial statements. Since December 31, 2020, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, the worst of which is anticipated to end in the spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Goldrich evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2020.

As of December 31, 2020, Goldrich’s available capital was approximately $1,900 and as of April 15, 2021 its available capital was approximately $750. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In March 2020, President Trump signed into law legislation referred to as the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of December 31, 2020, Goldrich had approximately $44.8 million in NOL’s, which cannot be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks related to the COVID-19 pandemic and its effects on our ability to conduct business activities, attract capital, travel and meet with parties to forward our strategic directives;

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

ITEM 1. BUSINESS

Overview and History

We are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we have conducted limited extraction of gold on one of our gold prospects, Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) under its Industry Guide 7 (“SEC Industry Guide 7”), although over $50 million in revenue from gold has been extracted from its claims since 2015.

Incorporated in 1959, Goldrich Mining Company (OTCQB trading symbol “GRMC”) has been a publicly traded company since October 9, 1970. Our executive offices are located at 2525 E. 29th Ave. Ste. 10B-160, Spokane, WA 99223, and our phone number there is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

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

Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in SEC Industry Guide 7. The probability that ore reserves that meet SEC Industry Guide 7 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. We have however commissioned an independent engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar placer mine, according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Subpart 1300”). The new disclosure requirements under Subpart 1300 will replace the SEC Industry Guide 7, and mining registrants are required to follow them in fiscal years beginning on or after January 1, 2021. The new disclosure requirements under Subpart 1300 allow issuers to disclose inferred, indicated and measured resources as defined therein. Subject to the findings of Company’s currently commissioned initial assessment, we will decide if a preliminary feasibility study should also be prepared for the Chandalar placer mine.  A preliminary feasibility study allows an issuer to disclose any proven or probable mineral reserves on a mineral property.

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

We have spent many millions of dollars in exploration and mining activities at our Chandalar property. Some of the highlights include (see details of highlights in the Properties section below):

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

2015: We completed reclamation of a mine waste road built in 2010 and received a confirmation of completion and satisfaction from the Army Corps of Engineers. GNP extracted approximately 3,600 ounces of fine gold.

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

2019 and 2020: GNP was dissolved in 2019 due to its inability to reach commercial production, and no mining activities were undertaken in either 2019 or 2020.

Although GNP extracted over 42,000 ounces of fine gold from 2013 to 2018, GNP failed to meet the minimum production requirements under the GNP Operating Agreement. Goldrich began arbitration proceedings against NyacAU and certain NyacAU related parties in 2017 (see Joint Venture Agreement and Arbitration below). GNP was dissolved in June 2019 and is in the process of liquidation.  Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed in March through mid-April 2019. There was no gold extracted in 2019 or 2020.  NyacAU is the holder of the mine permits and began reclamation of the mine in 2019.  NyacAU is responsible for future reclamation costs.  Goldrich hired an independent mining engineering firm in 2019 to formulate a mine plan and complete an initial assessment under Subpart 1300 to determine if Goldrich should pursue production at the placer mine. Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them (see Joint Venture Agreement below for details of the GNP joint venture, arbitration activities and the joint venture’s pending liquidation).

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

We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our quotation on the OTCQB in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value. Our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

Regulation

Our mineral exploration activities are subject to various federal, state, and local laws and regulations governing prospecting, exploration, production, labor standards, occupational health and mine safety, control of toxic substances, land use, water use, land claims of local people and other matters involving environmental protection and taxation. New rules and regulations may be enacted, or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our property. It is possible that future changes in these rules or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a timetable for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. The Alaska DEC has notified us that further sampling will need to be performed in and around the streambed from the mine site to the stream’s confluence into Chandalar Lake. At December 31, 2020, we have an accrued liability of $100,000 in our financial statements for sampling and remediation costs.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2020, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2020, we raised $415,000 net cash from senior secured notes payable to third-party and related-party persons, as described elsewhere, and $439,000 in warrant exercises, as described elsewhere. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

GNP was dissolved in 2019 and is now in the process of liquidation. We are making our best efforts to raise sufficient capital to continue profitably operating the mine beginning in 2022. The current plant has been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolved GNP operations with commensurate gold extraction by us or a qualified third-party operator, we cannot assure you we will have sufficient capital to implement our plan of operation, that we will be successful in beginning gold extraction operations in the future, the timing for any such operations or that the extraction results in future years will be similar to past results.

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

•$2,169,540 for the year ended December 31, 2020;

•$2,603,065 for the year ended December 31, 2019;

•$3,779,949 for the year ended December 31, 2018; and

•$965,457 for the year ended December 31, 2017;

We had an accumulated deficit of approximately $37.6 million as of December 31, 2020. We expect to continue to incur losses unless and until such time as the Chandalar Mine or one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold or our secured senior secured notes, which may result in us losing some of our rights to gold from Chandalar alluvial extraction operations and may adversely affect our assets, results of operations and future prospects.

At December 31, 2020, a portion of the Company’s notes payable in gold outstanding, with a net liability of $503,590, obligate the Company to deliver 266.788 ounces of fine gold on demand. To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. These notes are secured against our right to future distributions of gold extracted from subsequent gold mining operations. At December 31, 2020, we owed secured senior notes to related parties totaling $3,641,053 and outstanding notes payable to unrelated parties of $1,062,106, each with a maturity date of October 31, 2018, as amended on November 1, 2019 to be payable within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. These notes are secured against all of the assets and property of each of Goldrich Mining Company and Goldrich Placer, LLC, whether real, personal or mixed, in which the holders of any Notes (or their Collateral Agent) hold a security interest at such time, including any property subject to liens or security interest granted by the Deed of Trust.

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

In 2017, we, our subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and certain members of our current and former management, the counterclaim respondents. During the years ended December 31, 2019, December 31, 2020, and through the date of this report, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration panel. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. On December 4, 2020, the Panel issued Supplemental Orders 5-8, wherein the Panel issued rulings on multiple material issues. Subsequent to the year ended December 31, 2020, on April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Order on Respondents’ Motion to Confirm Judgment wherein the Panel issued rulings to clarify, modify, or correct an award made in the Partial Final Award. A summary of each award is provided below in the Item 2: Properties section under Arbitration.

GNP is in liquidation.

NyacAU filed the formal Notice of Dissolution in May 2019 and received the certificate of dissolution in July with an effective date of June 3, 2019. GNP is now in the liquidation process (see Joint Venture Agreement and Arbitration below). The Panel ruled that NyacAU should continue as the manager of the liquidation. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019. The Panel has jurisdiction over the liquidation process. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters. The Panel may or may not rule in our favor.

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

We have commissioned an independent engineering firm to complete a mining plan and initial assessment (“IA”) for the Chandalar Alluvial Gold Deposit on our Chandalar property according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in Subpart 1300. The IA is based on a limited amount of drilling completed during 2007, 2013, and 2017. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of mineralized materials will ever be established as proven and probable reserves as defined in SEC Industry Guide 7 or under the new SEC regulations in Subpart 1300. Any mineralized material or gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

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

•Proper posting and marking of boundaries in accordance with state statutes;

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

We timely paid the annual rent and filed the affidavit of annual labor with the Alaska Department of Resources (“DNR”) for the Company’s claims in 2020, but in February 2021, the DNR sent a preliminary abandonment notice concerning 32 of our claims. One of the pages of our annual affidavit was not recorded by the DNR and the DNR assumes it was because we had not included the missing page. We filed for and received a certificate of substantial compliance on March 15, 2021 to prevent any third-party from staking the claims in the future, but any third-party who staked claims before March 15, 2021 has 45 days after that date to attempt to perfect their claim(s). We would most likely contest any such claim(s) by a third-party. As of the date of this report, there have been no claims recorded.

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

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

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

The market price of our common stock has ranged from a high of $0.047 and a low of $0.006 during the twelve-month period ended December 31, 2020. The market price for our common stock closed at $0.028 on December 31, 2020, the last trading day of 2020. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities and convertible debt outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2020, we had 167,926,376 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

•1,075,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2020;

•32,190,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2020;

•37,241,694 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2020; and

•63,966,906 shares of common stock issuable if Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors and a secured note holder, exercises his option to be paid in shares for unpaid interest as of December 31, 2020.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 134,474,075 shares of common stock, and our issued and outstanding share capital would increase to 302,400,451 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2020, ranged between a high of $0.047 and a low of $0.006, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
GOLDRICH MINING COMPANY
Pros-vein names 12-28-10.cdr

GOLD PROSPECTS OF THE CHANDALAR MINING DISTRICT

Map 3 – Gold Prospects and Geologic Structure of Chandalar

Chandalar Mining Claims

We have a block of contiguous mining claims at Chandalar that cover a net area of about 22,858 acres (approximately 35.7 square miles) (Map 2), and which are maintained by us specifically for the exploration and possible exploitation of placer and lode gold deposits. The mining claims were located to secure most of the known gold bearing zones occurring within an area approximately five miles by eight miles. Within the claim block, we own in fee simple 426.5 acres as twenty-one federal lode claims, one patented federal placer claim, and one patented federal mill site. The 23 federal patented claims cover the most important of the known gold-bearing structures. In addition, there are 197 Traditional and MTRSC 40-acre State of Alaska claims. The 197 Traditional and MTRSC state mining claims provide exploration and mining rights to both lode and placer mineral deposits on an additional 22,432 acres of unpatented claims. Unlike federal mining claims, State of Alaska mining claims cannot be patented, but the locator has the exclusive right of possession and extraction of the minerals in or on the claim.

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

Concerning the unpatented state claims in 2020, we timely paid the annual rent and filed the annual affidavit of annual labor with the Alaska Department of Resources (“DNR”) for the Company’s claims, but in February 2021, the DNR sent a preliminary abandonment notice concerning 32 of our claims. One of the pages of our annual affidavit was not recorded by the DNR and the DNR assumes it was because we had not included the missing page. We filed for and received a certificate of substantial compliance on March 15, 2021 to prevent any third-party from staking the claims in the future, but any third-party who staked claims before March 15, 2021 has 45 days after that date to attempt to perfect their claim(s). We would most likely contest any such claim(s) by a third-party.

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
GOLD EXPLORATION TARGETS
CHANDALAR MINING DISTRICT
Gold Explor Targets 12-27-10.cdr

Map 4 - Chandalar Exploratory Gold Deposit Drill Target with Holes Proposed in 2009 and Drilled in 2011

2011

Our 2011 hard-rock drilling plan was extrapolated from a 2007 exploration plan that was not undertaken previously due to financial limitations. Independent third-party professionals analyzed the 2006 hard-rock rotary drill results and the surface exploration work performed in intervening years and recommended prioritized hard-rock drill targets for the 2011 exploration season. The 2011 exploration program included a diamond-core drilling exploration program on a series of hard-rock gold targets on our Chandalar claims. These targets contain numerous gold showings which we believed were the source areas of the alluvial gold deposits in the creek drainages. We believe we have accumulated a body of knowledge on the Chandalar claims which points us toward significant areas of interest for discovery of very large tonnages of mineralization, and our drilling program has been designed to further qualify those targets for potential commercialization.

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

The results of this first diamond core exploration drilling on our Chandalar gold property have exposed what we believe is a wide-spread system of gold mineralization at intervals from surface to depths of up to 120 meters (about 400 feet). We also believe the mass of rock affected by the mineralizing system to be large, as more than 50 gold showings are scattered over about six square miles (fifteen square kilometers), only a fraction of which has yet been drill-tested. The drill cores contain a total of 56 mineralized intervals of 0.5 or greater grams per tonne gold (g/t Au) that average 2.3 meters (7.5 feet) in length and have a weighted average grade of 1.66 g/t Au. Gold-bearing intercepts were obtained in 72% of the holes, with many having multiple intercepts.

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

The petrologic study involved detailed microprobe examination of samples taken from veins in the Chandalar gold system that exhibit characteristics of pegmatite, an igneous rock deposited during emplacement of a granitic intrusive body. All of the samples contain numerous accessory minerals that commonly derive from magma or late-stage magmatic fluids, including monazite, thorite and xenotime. Some of the accessory minerals co-precipitated with gold, indicating that late intrusive stage hydrothermal fluids migrated upward along shear zones within which the lode gold mineralization is emplaced. Importantly, radiogenic activity is associated with the accessory mineral suite.

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

2020

No mining or exploration activities were conducted. We continued our work with the independent mining engineering firm to formulate a mining plan for conducting a future mining operation. Management focus was also directed to moving the arbitration process toward conclusion.

Planned 2021 Exploration and Mining Activities

In 2021, we anticipate the completion of a mining plan and initial assessment for the Company’s Chandalar placer mine by an independent mining engineering firm, according to the new amendments in Subpart 1300. In 2021, subject to obtaining financing, we do not anticipate conducting hard-rock exploration drilling activities and other hard-rock exploration activities at the Chandalar property. We will once again undertake such activities if and when our financial situation permits.

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

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement, and as a result the JV was formally dissolved in May 2019 and, as of December 31, 2020, is in the process of being liquidated. The Panel has jurisdiction over the liquidation process and has ruled that NyacAU should continue as the manager of the liquidation. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.

Under the terms of the joint venture agreement (the “Agreement”), the JV was to make annual Member’s Distributions of 10% of the balance of revenue generated by the Joint Venture after deducting Operating Expenses as defined by the GNP Operating Agreement. Related to these distributions, on June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2020 and 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount was accrued for the 2018 distribution due to the dissolution of the JV, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration below). During the year ended December 31, 2020, Goldrich purchased 595,000 membership units, or approximately 49% of CGL’s membership units for $25,000. This provides Goldrich with 49% of any distributions produced by GNP and paid to CGL. The Company accounts for its investment in CGL using the cost less impairment method. The Company does not anticipate any distributions from CGL until the placer resumes production.

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

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award regarding Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. On December 4, 2020, the Panel issued Supplemental Orders 5-8. Subsequent to the year ended December 31, 2020, on April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Order on Respondents’ Motion to Confirm Judgment. A summary of each award is provided below. Matters of minor significance on which the Panel ruled or waived actions on matters over which the Panel had no jurisdiction are not included in the summary.

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases.  The net change had no effect on the Company’s 2020 financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

Ownership by GNP of Leased Equipment

The Panel ruled that certain continuing lease payments made by GNP for equipment treated as operating leases, which were subsequently ruled capital leases, represented buy-out payments at the conclusion of the capital lease.  Therefore, ownership of the subject equipment was transferred to GNP. As a result of the ruling, certain leased equipment became the property of GNP, but was subsequently transferred to Bear Leasing to satisfy other GNP debts when GNP was dissolved.

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

Interim Distributions to Goldrich for 2016 and 2017

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the year ended December 31, 2021

Payment of Interest Earned by LOC1

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

In August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to us by the IRS, is probable to decrease our net federal and state net operating loss carryforwards by $2.0 million and $1.8 million, respectively, for the years under audit. The JV partners had been instructed by the Panel to take steps to ensure tax losses have been shared equally, as the Operating Agreement requires, but only during the periods where actual mining operations were being performed. In the closing conference, it was evident that GNP had taken positions with the IRS that conflicted with the Panel’s direction. The recourse available to us in regard to the audit ruling is a challenge of the IRS ruling before the tax court, should we determine this to be in our best interests.

Other

•The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

•The Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to 2012 Goldrich reclamation costs. These amounts totaling $13,713 have been included in accounts payable and interest payable of the Company at December 31, 2019. An additional $487 has been accrued for the year ended December 31, 2020 bringing the total amount accrued in accounts payable and interest payable to $14,200 at December 31, 2020.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus interest of 5% and legal fees. The award plus interest, totaling $83,588, has been accrued and is included in accounts payable and interest payable of the Company at December 31, 2019. An additional $2,970 has been accrued for the year ended December 31, 2020 bringing the total amount accrued in accounts payable and interest payable to $86,558 at December 31, 2020. Attorney’s fees and costs also awarded in the judgement plus interest totaling $886 and $911 have been included in accounts payable and interest payable of the Company at December 31, 2019 and December 31, 2020, respectively.

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

As allowed by the Operating Agreement and a separate Security Agreement between GNP and NyacAU, NyacAU has recorded a security interest in future placer gold production from all current placer claims owned by Goldrich as collateral for repayment of fifty percent (50%) of GNP’s LOC1 to NyacAU. The agreements between GNP and NyacAU are silent concerning what happens if GNP is dissolved and is no longer producing gold, the basis of calculation, timing of remittance and other key factors related to repayment if mining activities were to be undertaken again. If there is no further placer production from these claims, Goldrich does not have a liability to pay LOC1.

The Panel ruled in the Final Post Award, discussed below, that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. Mining operations ceased on September 21, 2018, but were ruled to have ceased on September 28, 2018 by the Panel. This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay NyacAU for expenses incurred subsequent to the cessation of mining operations.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At December 31, 2020, a total of $101,669 is included in accounts payable and interest payable on the consolidated balance sheet for the judgements, additional costs, and interest.

Final Post Award Orders

A summary of the various matters addressed in the Final Post Award is as follows:

On September 4, 2020, the Panel issued Final Post Award Orders, wherein the Panel issued rulings on multiple material issues:

Reclamation:

a)We had previously filed a motion to compel NyacAU to correct accruals for certain expenses including reclamation, demobilization, equipment rental and utilities. Most notably, we contended that an accrual for reclamation liability of approximately $2.1 million was woefully short of an $18.4 million estimate prepared by independent professionals as engaged by Goldrich. The Panel denied our motion and ruled that Goldrich does not have the authority to compel the establishment of any reserves on the GNP financial records; NyacAU having sole authority to establish reserves as manager of the joint venture. There was no direct financial consequence to us as a result of this ruling. This had no effect on the balance of LOC1 as the Panel ruled that costs after mining ended cannot be added to the balance of LOC1.

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

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, Goldrich has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $16,503 has been accrued during the year ended December 31, 2020 and is included in interest payable at December 31, 2020.

Mining Claims:

All of our mining claims remain the property of the Company.

Repayment of misappropriation of JV funds

We had previously filed a motion to compel NyacAU to repay funds we considered to be misappropriated as payments on LOC1 in contravention of the payment priority requirements as outlined in the Operating Agreement (See Note 4 Joint Venture). A successful challenge of these cash disbursements would return to GNP funds that we considered to be necessary to pay for 2018 partner distributions that have precedence over repayment of LOC1. The ruling was deferred pending additional information to be determined in the future, such as the profitability of operations in 2018, which has not yet been determined when taking the Panel’s ruling into account. In December 2020, the Panel denied the motion, see Supplemental Orders 5-8 below.

Clarification concerning GNP’s 2018 Profitability and 2018 Interim Distributions.

We had made a challenge to the Panel’s understanding of facts related to GNP’s profitability for 2018 as presented in the arbitration proceedings, with a motion to distribute interim distribution after applying the rulings made to date. The Panel deferred ruling on the matter, retaining jurisdiction to decide the issue of interim distributions for 2018 and requested the parties to present evidence and argument (disregarding any jurisdictional issue) as to (i) whether Goldrich has a right to interim distributions for 2018, and (ii) the amount, if any, of distributions to be paid.  Goldrich has submitted a claim for approximately $680,000 plus prejudgment interest thereon at 5%; NyacAU claims that Goldrich is not entitled to any distributions for 2018. In December 2020, the Panel denied the motion, see Supplemental Orders 5-8 below.

Clarification of LOC1 Interest Paid and Amounts Owed to Goldrich.

We had challenged the amount of payment of LOC1 interest by GNP to NyacAU and claimed reimbursement of 50% of the amount remitted as specified by the Operating Agreement. The Panel deferred a ruling and required more information from each party. In December 2020, the Panel ruled in our favor, see Supplemental Orders 5-8 below.

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

Arbitration Rulings Subsequent to December 31, 2020

Orders on Respondents’ Motion to Confirm Judgment

On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Orders on Respondents’ Motion to Confirm Judgment to correct, clarify, or modify an award made in the Partial Final Award, wherein a claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 was awarded to GNP. This event constitutes a ‘Type 1’ event, which required adjustment and recognition to the financial statements for the year ended December 31, 2020.

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

In 2017, the Company, its subsidiary and the joint venture, as claimants, filed an arbitration statement of claim against NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against us, the claimants. The arbitration claim alleges, amongst other things, claims concerning related-party transactions, accounting issues, interpretation of the joint venture operating agreement, allocation of tax losses between the joint venture partners, and unpaid amounts due Goldrich relating to the Chandalar Mine. The arbitration occurred during July and August 2018 in Anchorage, Alaska before a three-member panel. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the Panel. We have received an Interim Award, a Partial Final Award, a Second Interim Award, a Final Post Award, and Supplemental Orders 5-8, and are awaiting the outcome of the arbitration that would come in the form of a Final Award from the panel.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the FINRA OTCBB but in March 2021, Goldrich qualified to be quoted under the symbol “GRMC” on the OTCQB of the OTC Markets. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national securities exchange.”

The closing price for our common stock on the OTCQB was $0.059 on April 12, 2021. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of April 12, 2021, there were 2,940 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 13, 2020 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to 16,129,304 shares of common stock, an amount that represented 10% of the outstanding shares of our common stock at that time. At December 31, 2020, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	1,075,000	$0.06	8,929,304
Equity compensation plans not approved by security holders	0	0	0
Total	1,075,000	$0.06	8,929,304

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

Issuer Purchase of Equity Securities

We and our affiliates did not repurchase any of our securities during the year ended December 31, 2020.

Sale of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report were previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a series of mineralized magmatic intrusions (plutons). Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek where dense swarms of gold mineralized pegmatitic dikelets are seen, the other a deeper, larger mineralized plutonic body(ies) from which the district’s mineralizing fluids may have emanated and migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015; however, weak financial markets prevented us from obtaining funds for significant exploration in other years from 2012 through 2020. Significant increases in the price of gold since 2019, appear to have increased the availability of funds so we are hopeful to secure sufficient funds for a major exploration program in the near future.

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

On August 20, 2018, we announced the intended dissolution of the GNP joint venture. According to the terms of the joint venture operating agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement. GNP was formally dissolved in May 2019 and is currently being liquidated with NyacAU managing the process. Goldrich and NyacAU are currently in arbitration as noted above.

Subsequent to 2019, Goldrich commissioned an independent third-party mining engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar Mine.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2021 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $1,409,392 for interest, $503,590 for payment of the gold notes, $3,641,053 for payment of notes payable to related party, and $1,062,106 for the payment of senior secured loans over the next 12 months as of December 31, 2020. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatments of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections entitled Joint Venture Agreement and Arbitration above and Subsequent Events below. Each of these is disclosed in detail in the Notes to our financial statements included as part of this Annual Report as filed on Form 10-K for 2020. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, NyacAU has recorded a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report. The arbitration panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the arbitration panel.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2020, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

During the year ended December 31, 2020, we completed financings of $904,600, compared to $888,000 net cash for note financings and placements of our securities during the year ended December 31, 2019. Subsequent to the close of the December 31, 2020 year, we borrowed an additional $116,000 of notes payable, bringing the total notes payable obligation as of April 8, 2021, to $4,825,263, of which $3,052,632 came due October 31, 2018. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At December 31, 2020, we had outstanding total notes payable in gold of $503,590, representing 266.789 ounces of fine gold due on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At December 31, 2020, the Company had outstanding Notes payable of $1,062,106 and outstanding Notes payable – related party of $3,641,053.  The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich recently qualified to be quoted on the OTCQB of the OTC Markets and intends to also seek a listing of its shares on a recognized stock exchange in Canada.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2020 we had total liabilities of $9,588,289 and total assets of $703,858. This compares to total liabilities of $8,084,670 and total assets of $724,992 on December 31, 2019. As of December 31, 2020, our liabilities consist of $262,189 for remediation and asset retirement obligations, $503,590 of notes payable in gold, $3,641,053 of notes payable to related parties, $1,062,106 of notes payable, $1,838,362 of trade payables and accrued liabilities, $787,789 due to related parties, $959,504 of interest payable to related parties, $452,478 of interest payable, and $30,618 for dividends payable. Of these liabilities, $9,309,333 are due within 12 months. The increase in liabilities compared to December 31, 2019 is largely due to the secured senior notes payable that came due in October 2018 and as amended on November 1, 2019 to be payable within 10 days of a demand notice of the holders. In addition, notes payable in gold increased as a result of an increase in gold prices during 2020, which increased the valuation of gold ounces to be delivered under the contracts. The increase in total assets was due to a purchase of membership units in Chandalar Gold LLC, and interest receivable related to the arbitration for the year ended December 31, 2020, see Joint Venture.

On December 31, 2020 we had negative working capital of $9,256,903 and a stockholders’ deficit of $8,884,431 compared to negative working capital of $7,525,082 and a stockholders’ deficit of $7,359,678 for the year ended December 31, 2019. Working capital decreased because of increased deferred compensation to the Company’s officers as well as certain long-term liabilities are coming due within the next 12 months and now classified as current liabilities.

During 2020, we used cash from operating activities of $878,943 compared to $963,904 for 2019. Net loss of $2,169,540 for 2020 compared to net loss of $2,603,065 for 2019. At the end of 2020, we have accumulated approximately $44.8 million and $41.5 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2021 through 2038.

During 2020, we used cash from investing activities of $25,000 compared to $nil in 2019.

During 2020, cash of $904,600 was provided by financing activities, compared to cash of $888,000 provided during the year ended December 31, 2019. Cash of $375,000 was provided from notes payable related party, net of offering costs, $40,000 from notes payable, net of offering costs, $439,000 from warrant exercises, and $50,600 from the Covid-19 PPP loan. This compares to cash of $824,000 provided from notes payable related party, net of offering costs and $64,000 provided from notes payable, net of offering costs in 2019.

Private Placement Offerings

No private placement offerings occurred during 2020 and 2019.

Warrant Exercises

During September and October 2020, the Company received $439,000 cash as a result of the exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 14,633,330 common shares.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At December 31, 2020, we owed $503,590 for Notes payable in Gold, $1,062,106 for Notes payable and $3,641,053 for Notes payable – related party. Interest payable on these borrowings totaled $1,258,038. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to the year ended December 31, 2020, the Company entered into additional notes payable totaling $116,000, net of discounts from a related party.

Subsequent to the year ended December 31, 2020, the Company received $130,000 cash as a result of exercise of Class S warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 4,333,333 common shares.

Subsequent to December 31, 2020, Mr. Gallagher sold 6,000,000 of his Class T warrants to Mr. Schara, 1,000,000 Class T warrants to Mr. Sharp, and 500,000 Class T warrants to an employee of the Company. None of these warrants have been exercised.

Subsequent to December 31, 2020, on April 7, 2021, the arbitration panel issued two orders:

•Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

•Order on Respondents’ Motion to Confirm Judgment, to correct, clarify, or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for reclamation costs was to be awarded to GNP instead of NyacAU. The order also confirmed $50,685 for additional reclamation costs, including interest of $2,589 was due to GNP. This event has been recognized and accrued in the financial statements for the year ended December 31, 2020

Mining Permit and Future Mining Activities

The upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher during 2020 created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 40,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

If we can attract the type of investor who is comfortable with reinstating the placer mining operation, we may have a viable and productive path forward toward obtaining financing in the short-term to achieve long-term profitability. To effectively pursue this strategy, (1) the mining permit for the Chandalar mine must be transferred to us from NyacAU, our former JV partner and the current holder of the permit, (2) financial concessions and removal of doubt concerning LOC1 must be done, and (3) reclamation costs for the Chandalar mine that currently are the responsibility of NyacAU must be mitigated by a mining plan that accomplishes much of the reclamation costs as part of the ongoing mining activity. We do not believe an investor or group of investors will be willing to step forward to fund the placer mining activity without these three factors aligning themselves as described.

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

•Estimates of contingent uncertainties. The arbitration rulings and awards have resulted in potential obligations and partially-offsetting potential receivables to and from GNP, some of which must be recognized and recorded, while others cannot be recognized or recorded until the actual realization of the cash benefit. If future results vary materially from the assumptions and estimates used by us, we may be required to recognize material differences from those we have recognized in the financial statements, and those disclosed in Note 13 Commitments and Contingencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets, December 31, 2020 and 2019	54
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	55
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019	56
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	57
Notes to the Consolidated Financial Statements	58-78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting and disclosures of uncertainties and contingencies in arbitration proceedings with a joint venture partner

Critical Audit Matter Description:

As described in Notes 4, 13 and 14 to the financial statements, the Company is in arbitration with its joint venture partner, NyacAU, LLC (“NyacAU”) and has been involved in litigation with a principle of NyacAU in the Superior Court of the State of Alaska (“the Superior Court”). For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for such contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments.

The ability to make such estimates and judgments can be affected by various factors, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures associated with the arbitration and associated legal proceedings.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the accounting and disclosure of the Panel’s awards and orders, the related Superior Court judgements and orders included, but were not limited to, the evaluation and assessment of the following:

•We obtained an understanding of management’s processes of recording liabilities for the Panel’s awards and orders and the Superior Court’s rulings on the Company’s consolidated financial statements and its disclosure of uncertainties and contingencies related to the various awards and rulings.

•We obtained copies of the various Panel awards and orders, and the Superior Court’s rulings, and evaluated the accuracy and completeness of the Company’s disclosures in its December 31, 2020 financial statements by comparing the disclosures to the Company’s internal analysis of the arbitration and litigation and the relevant facts of the arbitration based on the Panel’s and the Court’s rulings.

•We held discussions with the Company’s external counsel regarding the facts and circumstances of the arbitration and the Superior Court proceeding to understand the basis for management’s accounting and disclosure and to evaluate if contradictory evidence existed. We also obtained an understanding of the legally binding effect of arbitration awards and orders on participants to such proceedings per Alaska’s “Revised Uniform Arbitration Act of 2000”.

•We obtained and evaluated legal representations from the Company’s external counsel who represented the Company in the Superior Court claim and is familiar with the details of the arbitration proceedings, confirming facts and circumstances of the Panel’s awards and associated rulings by the Superior Court.

We have served as the Company's independent auditor since 2003.

/s/Assure CPA, LLC

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

Spokane, Washington

April 15, 2021

Goldrich Mining Company Consolidated Balance Sheets
	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$ 1,931	$ 1,274
Prepaid expenses	50,499	96,574
Total current assets	52,430	97,848

Property, equipment, and mineral interests:
Equipment, net of accumulated depreciation	-	716
Mineral interests	626,428	626,428
Total property, equipment and mineral interests	626,428	627,144

Other assets:
Investment in CGL LLC	25,000	-
Total other assets	25,000	-
Total assets	$ 703,858	$ 724,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,838,362	$ 1,656,854
Interest payable	452,478	223,555
Interest payable – related party	959,504	439,121
Related party payable	787,789	600,147
CARES Act PPP loan	33,833	-
Notes payable, net of discount	1,062,106	1,020,000
Notes payable, net of discount – related party	3,641,053	3,246,316
Notes payable in gold	503,590	406,319
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	9,309,333	7,622,930

Long-term liabilities:
Interest payable in stock	-	36,813
Interest payable in stock – related party	-	168,976
Remediation and asset retirement obligation	262,189	255,951
CARES Act PPP loan	16,767	-
Total long-term liabilities	278,956	461,740
Total liabilities	9,588,289	8,084,670

Commitments and contingencies (Notes 4, 9, 10, 13)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized;167,926,376 and 139,573,798 issued and outstanding, respectively	16,792,637	13,957,380
Additional paid-in capital	11,715,072	13,905,542
Accumulated deficit	(37,663,315)	(35,493,775)
Total stockholders’ deficit	(8,884,431)	(7,359,678)
Total liabilities and stockholders' deficit	$ 703,858	$ 724,992

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Operating expenses:
Mine preparation costs	$ 255,918	$ 306,929
Depreciation	716	1,309
Management fees and salaries	210,563	222,562
Professional services	111,273	85,758
General and administrative	346,737	257,984
Office supplies and other	13,883	8,760
Directors' fees	13,200	26,700
Mineral property maintenance	115,055	97,439
Reclamation expense	48,096	339,015
Royalty interest adjustment	-	36,350
Settlement expense	-	59,500
Arbitration costs (Note 4)	173,877	202,431
Total operating expenses	1,289,318	1,644,737

Other (income) expense:
CARES Act grant income	(2,000)	-
Change in fair value of notes payable in gold	97,271	64,162
Interest expense and finance costs	784,951	894,146
Loss on foreign exchange	-	20
Total other (income) expense	880,222	958,328

Net loss	(2,169,540)	(2,603,065)

Preferred dividends	(7,625)	(7,604)
Net loss available to common stockholders	$ (2,177,165)	$ (2,610,669)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.02)

Weighted average common
shares outstanding-basic and diluted	147,251,503	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit)
	Common Stock Shares	Common Stock Par Value	Preferred Stock Shares	Preferred Stock No Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2018	139,573,798	$13,957,380	151,053	$271,175	$13,832,978	$(32,890,710)	$(4,829,177)
Warrants issued with note payable					44,203		44,203
Warrants issued for finders fees					28,361		28,361
Net loss						(2,603,065)	(2,603,065)
Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Warrants exercised	14,633,330	1,463,333			(1,024,333)		439,000
Shares issued for interest	13,719,248	1,371,924			(1,166,137)		205,787
Net loss						(2,169,540)	(2,169,540)
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows
	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows from operating activities:
Net loss	$ (2,169,540)	$ (2,603,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	716	1,309
Change in fair value of notes payable in gold	97,271	64,162
Royalty interest adjustment	-	36,350
Accretion of asset retirement obligation	6,238	13,911
Other asset allowance	-	13,671
Warrants issued for finders fees	-	28,361

Change in:
Prepaid expenses	46,075	25,557
Accounts payable and accrued liabilities	181,508	604,334
Interest payable	231,028	218,989
Interest payable – related party	540,119	490,097
Related party payable	187,642	142,420
Net cash used - operating activities	(878,943)	(963,904)

Cash flows from investing activities:
Purchase of membership units of CGL LLC	(25,000)	-
Net cash used – investing activities	(25,000)	-

Cash flows from financing activities:
Proceeds from CARES Act PPP loan	50,600	-
Proceeds from warrant exercises	439,000	-
Proceeds from notes payable and warrants, net	40,000	64,000
Proceeds from notes payable and warrants – related party, net	375,000	824,000
Net cash provided - financing activities	904,600	888,000
Net increase (decrease) in cash and cash equivalents	657	(75,904)

Cash and cash equivalents, beginning of year	1,274	77,178
Cash and cash equivalents, end of year	$ 1,931	$ 1,274

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 3,974	$ 72,890
Non-cash investing and financing activities:
Issuance of shares of common stock for interest payable	$ 205,787	-
Warrants issued with notes payable	-	$ 44,203
Discount on notes payable	$ 2,105	$ 3,368
Discount on notes payable, related party	$ 19,737	$ 87,570

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2020, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the OTCQB exchange of the OTC Markets under the ticker symbol GRMC.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $37,663,315 at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC. This subsidiary is included in the accompanying financial statements by consolidation of the Statements of Operations and the Balance Sheets as of and for the years ended December 31, 2020 and December 31, 2019, with all intercompany balances and investment accounts eliminated.

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

GNP:

The Company has an equity method investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 4 Joint Venture. The carrying amount of this investment was $nil as of December 31, 2020 and 2019, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for it using the equity method. During the year ended December 31, 2020, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities, and if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL.

Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies for each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Earnings (Loss) Per Share

For the years ended December 31, 2020 and 2019, the effect of the Company’s outstanding convertible preferred shares, options and warrants, totaling 70,507,169 and 93,590,499 for the two years, respectively, has not been included in the Company’s net income (loss) per share as their inclusion would have been anti-dilutive. (See Note 9)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The Company adopted this change during the year ended December 31, 2020. This adoption did not have a material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Management is evaluating the impact of this update on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives and Hedging – Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the cost of mining claims, joint venture distributions, accrued remediation costs, asset retirement obligations, stock-based compensation, deferred tax assets and related valuation allowances and uncertainties regarding the outcome of arbitration proceedings and other contingencies. Actual results could differ from those estimates.

Mineral Interests

The Company capitalizes costs for acquiring mineral properties, claims and royalty interests and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Exploration Costs & Mine Preparation Costs

Exploration costs are expensed in the period in which they occur. Costs to prepare mineral properties for mining, such as economic assessments and mine plans are expensed in the period in which they occur.

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

The Company has assessed its tax positions other than the net operating loss issue described in Note 12 Income Taxes, and has determined that it has taken an uncertain tax position that is probable to affect its federal and state net operating loss carryforwards in amounts by $2.0 million and $1.8 million, respectively, but does not give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Revenue Recognition

The Company’s revenues from its joint venture have historically been its primary revenues. The Company has determined that its revenue does not arise from contracts with customers, does not involve satisfaction of any performance obligations on the part of the Company, or require Company assets to be recognized or applied to determine costs to obtain or fulfill any contract generating revenue.

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

During 2020 and 2019, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2020	Balance December 31, 2019	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$ 503,590	$ 406,319	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2020 and 2019. The inputs to the valuation of Level 2 liabilities are described in Note 7 Notes Payable in Gold.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

3.PROPERTY, EQUIPMENT AND MINERAL INTERESTS

Equipment

At December 31, 2020 and 2019, the Company’s equipment classifications were as follows:

	2020	2019
Exploration and mining equipment	$ 1,627,351	$ 1,627,351
Vehicles and rolling stock	390,140	390,140
Office and other equipment	65,549	65,549
Total	2,083,040	2,083,040
Accumulated depreciation	(2,083,040)	(2,082,324)
Equipment, net of depreciation	$ -	$ 716

All equipment has been fully depreciated.

Mineral Interests

At December 31, 2020 and 2019, the Company’s mining properties claims, and royalty interest were as follows:

	2020	2019
Chandalar property and claims	$ 264,000	$ 264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	(137,028	37,028
Jumbo Basin royalty interest	(2)250,000	250,000
Total	$ 626,428	$ 626,428

(1)Asset retirement costs will be amortized over the related long-lived asset using a units of production method. During 2019, the Company reduced its estimate of Asset retirement costs and Asset retirement obligation by $205,738 (see Note 10 Asset Retirement Obligation).

(2)During the year ended December 31, 2019, the arbitration panel awarded distributions from 2016 and 2017 to Goldrich from GNP that paid the balance of principal and interest of Loan3, a loan made to purchase a royalty interest from Jumbo Basin, a 2% NSR royalty interest payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property. While reviewing the carrying costs of the royalty interest, management determined that its carrying value exceeded the contractual purchase price by $36,350, and adjusted the carrying value during 2019 as a charge to its Statements of Operations.

4.JOINT VENTURE

On April 3, 2012, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich, entered into a term sheet for a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement (the “Operating Agreement”) which was subsequently signed with an effective date of April 2, 2012. In each case as used below in reference to the JV, ‘production’ is as defined by the Operating Agreement. As part of the Operating Agreement, GP and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner. Goldrich has no significant control or influence over the JV, and therefore accounts for its investment using the cost less impairment method.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items. Through 2020 and the filing of this report in 2021, the Company has continued to respond to panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for contingent losses when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 13 Commitments and Contingencies and Note 14 Subsequent Events for additional information and rulings subsequent to December 31, 2020. The Company incurred $173,877 and $202,431 in arbitration expenses during the years ended December 31, 2020 and December 31, 2019, respectively.

5.RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 6 and 9, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through December 31, 2020, the CEO’s salary has not been paid in full. Salary due to the CFO have been accrued and remain unpaid, as have board of directors fees:

CEO	Year ended 12/31/20	Year ended 12/31/19
Balance at beginning of period	$ 426,500	$ 295,000
Deferred salary	166,000	180,000
Deferred expenses	17,351	-
Payments	(19,000)	(48,500)
Ending Balance	590,851	426,500

CFO
Balance at beginning of period	78,644	64,909
Deferred	27,354	42,703
Payments	(17,262)	(28,968)
Ending Balance	88,736	78,644

Board fees payable	108,202	95,003
Total Related party payables	$ 787,789	$ 600,147

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At December 31, 2020, the Company has outstanding notes payable of $1,062,106 and outstanding notes payable - related party of $3,641,053. At December 31, 2019, the Company had outstanding notes payable of $1,020,000 and outstanding notes payable – related party of $3,246,316. The notes payable and notes payable – related party accrued interest of 15% and matured on October 31, 2018. In November 2019, the Company and the holders of the notes, amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the year ended December 31, 2020, the Company received additional tranches of the notes payable for $436,842 discounted at 5%, or $21,842 resulting in net proceeds of $415,000, respectively, of which $375,000, was received from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the year ended December 31, 2019, the Company received additional tranches of the notes payable for a total of $934,737, discounted at 5% or $46,737, resulting in net proceeds of $888,000, of which net proceeds of $824,000 was from Mr. Gallagher. The notes are due upon demand and accrue simple interest at 15%.

During the years ended December 31, 2020 and December 31, 2019, the Company incurred finder fees totaling $12,450 and $7,697, respectively, to related party entities, and incurred $nil and $26,640, respectively, of other finance and placement costs. Interest of $678,119 was expensed during the year ended December 31, 2020 of which $520,382 was to related parties. Interest of $552,492 was expensed during the year ended December 31, 2019 of which $402,527 was to related parties.

During the year ended December 31, 2020, the Company issued no warrants in connection with the notes payable. During the year ended December 31, 2019, the Company issued 3,442,888 warrants in connection with the notes payable, of which 275,476 warrants were for finders fees. The Class T warrants have an exercise price of $0.03 and expire on various dates from November 30, 2022 through December 19, 2024.

The fair value of the Class T warrants issued during the year ended December 31, 2019, was $44,203 and was calculated on the issue dates using the following assumptions:

December 31, 2019
Market price of common stock on date of issuance	$0.007 - $0.0275
Risk-free interest rate	1.34% - 2.51%
Expected dividend yield	0
Expected term (in years)	5
Expected volatility	154.7% - 172.1%

Inter-Creditor Agreement

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

1.Any loans arising after July 1, 2018 by Mr. Gallagher and any loans made after November 1, 2019 by any new or existing Holder other than Mr. Gallagher, after Mr. Gallagher has consented in writing to such loan or advance, were designated as Senior Notes, with loans made prior to November 1, 2019 designated as Junior Notes. Senior Notes are entitled to be repaid in full before any of the Junior Notes are repaid; and

Goldrich Mining Company

Notes to the Consolidated Financial Statements

2.The Company agreed to other terms, the most significant of which are as follows:

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. Of these amounts $6,500 and $nil have been remitted as of the date of this report; and

b.to reimburse Mr. Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Mr. Gallagher in connection with the Amended Agreement. The Company accrued $32,644 at December 31, 2019 and this amount was paid during the year ended December 31, 2020.

3.The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

4.The Company entered into a written Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each Note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery and the holders have provided a waiver of default.

The Company and Mr. Gallagher agreed in the Amended Agreement that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his loan into stock of the Company at $0.015 per share. In a separate agreement dated September 10, 2020, the Company and holders, agreed to convert $36,813 of unpaid interest into stock of the Company at $0.015 per share. During the year ended December 31, 2020, a total of 13,719,248 common shares were issued to the holders in exchange for interest payable of $205,788, of which $168,976 was payable to Mr. Gallagher.

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At December 31, 2020 and 2019, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes. No demand has been made for payment.

The Company estimates the fair value of the notes, based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on December 31, 2020 of approximately $1,888 per ounce as quoted on the London PM Fix market or $503,590 in total. The valuation resulted in an increase in gold notes payable of $97,271 during the year ended December 31, 2020. At December 31, 2019, the Company had outstanding total notes payable in gold of $406,319.

Interest of $38,043 on the notes was expensed during the year ended December 31, 2020, and $51,523 is accrued at December 31, 2020 and is included in interest payable. Interest of $35,025 on the notes was expensed during the year ended December 31, 2019, and $13,480 is accrued at December 31, 2019 and is included in interest payable.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

8.CARES ACT PPP LOAN

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

On October 22, 2020, the Loan had a change in terms. Under the new terms, the maturity date was changed to May 1, 2022 and the first payment was deferred to June 1, 2021 to allow additional time to prepare the forgiveness application. If the application is denied, the first monthly payment of $4,284 will be due the first of the month following the denial. Additionally, if the forgiveness application is denied, the Company will have the option to extend the loan to May 1, 2025 instead of the current maturity date of May 1, 2022. As of the date of this report, the Company has not submitted its forgiveness application but plans to do so within the second quarter of 2021. The Company believes it used the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

9.STOCKHOLDERS’ EQUITY

Common Stock:

At the special shareholders meeting on November 13, 2020, the Company’s shareholders approved an increase in the authorized common stock from 250,000,000 to 750,000,000 shares, with par value remaining at $0.10 per share.

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2020 and 2019, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

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

•Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. We have total dividends in arrears of $92,583 as of December 31, 2020 and $84,958 as of December 31, 2019. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016, and have been recorded on the Company’s balance sheets at December 31, 2020 and 2019.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 common shares for the years ended December 31, 2020 and 2019.

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2020 and 2019, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2020 and 2019.

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

•Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2020 and 2019, shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

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

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2020 and 2019.

Series D Convertible Preferred Stock:

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 common shares for the years ended December 31, 2020 and 2019.

Series E Convertible Preferred Stock:

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2020 and 2019.

Series F Convertible Preferred Stock:

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2020 and 2019. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 and 5,100,000 common shares for the years ended December 31, 2020 and 2019, respectively.

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

Warrants:

The following is a summary of warrants at December 31, 2020:

Shares	Exercise Price ($)	Expiration Date
Class O Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2019	5,000,000.06	Mar 31, 2020
Outstanding and exercisable at December 31, 2019	5,000,000
Expired	(5,000,000)
Outstanding and exercisable at December 31, 2020	-
Class P Warrants: (Issued for Sale of GNP Distribution Interest)
Outstanding and exercisable at January 1, 2019	2,250,000.07	Jun 23, 2020
Outstanding and exercisable at December 31, 2019	2,250,000
Expired	(2,250,000)
Outstanding and exercisable at December 31, 2020	-
Class P-2 Warrants: (Issued for Finders Fees)
Outstanding and exercisable at January 1, 2019	1,200,000.05	Jun 23, 2020
Outstanding and exercisable at December 31, 2019	1,200,000
Expired	(1,200,000)

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Outstanding and exercisable at December 31, 2020	-
Class Q Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2019	8,333,333.03	Dec 8, 2020
Outstanding and exercisable at December 31, 2019	8,333,333
Warrants exercised	(8,333,333)
Outstanding and exercisable at December 31, 2020	-
Class Q-2 Warrants: (Issued for Finders Fees)
Outstanding and exercisable at January 1, 2019	833,333.03	Dec 8, 2020
Outstanding and exercisable at December 31, 2019	833,333
Warrants exercised	(833,333)
Outstanding and exercisable at December 31, 2020	-
Class R Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2019	15,000,001.045	Apr 6 to Dec 9, 2021
Outstanding and exercisable at December 31, 2019	15,000,001
Outstanding and exercisable at December 31, 2020	15,000,001
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2019	5,100,000.03	Dec 30, 2021 to Mar 30, 2022
Outstanding and exercisable at December 31, 2019	5,100,000
Warrants exercised	(466,664)
Outstanding and exercisable at December 31, 2020	4,633,336
Class T Warrants: (Issued with Senior Secured Notes Payable)
Outstanding and exercisable at January 1, 2019	17,490,776.03	Dec 22, 2022 to Dec. 24, 2023
Warrants issued	5,117,581	Jan 1 to Oct, 2024
Outstanding and exercisable at December 31, 2019	22,608,357
Warrants exercised	(5,000,000)
Outstanding and exercisable at December 31, 2020	17,608,357
Warrants outstanding at December 31, 2019 were 60,325,024 with a weighted average exercise price of $0.038. Warrants and weighted average exercise price at December 31, 2020	37,241,694.036

Warrants issued in 2019 included 3,442,888 issued to holders of Notes payable and Notes payable – related parties for 2019 borrowings, and 1,399,262 warrants for finders fees for 2017 and 2018 issued in 2019. See table in Note 6 Notes Payable and Notes Payable – Related Parties. During the year ended December 31, 2020, 8,450,000 warrants expired, representing all Class O, P and P-2 warrants.

Warrant Exercises

During September and October 2020, the Company received $439,000 cash as a result of the exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. The warrants were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 14,633,330 common shares.

Stock Options and Stock-Based Compensation:

Under the Company’s 2008 Equity Incentive Plan, as amended by shareholder vote on November 13, 2020 (the “Plan”), options to purchase shares of common stock may be granted to key employees, contract management and directors of the Company. The Plan permits the granting of nonqualified stock options, incentive stock options and shares of common stock. Upon exercise of options, shares of common stock are issued from the Company’s treasury stock or, if insufficient treasury shares are available, from authorized but unissued shares. Options are granted at a price equal to the closing price of the common stock on the date of grant. The stock options are generally exercisable immediately upon grant and for a period of 10 years.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 16,129,304 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2020, there were a total of 8,929,304 shares available for grant in the Plan, 6,075,000 shares issued and 50,000 options exercised in prior years, and 1,075,000 options exercisable and outstanding.

A summary of stock option transactions for the years ended December 31, 2020 and 2019 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at December 31, 2018	1,825,000	$ 0.20	4.59	$0
Expired in 2019	(750,000)	$ 0.405
Options outstanding and exercisable at December 31, 2019	1,075,000	$ 0.06	6.24	$0
Options outstanding and exercisable at December 31, 2020	1,075,000	$ 0.06	5.24	$2,125

For the years ended December 31, 2020 and 2019, the Company recognized no share-based compensation for consultants. As of December 31, 2020 and 2019, the intrinsic value of options outstanding and exercisable was $2,125 and $nil, respectively.

Interest Payable Satisfied with Common Stock

On September 10, 2020, the holders of the notes payable and notes payable related party, agreed to convert a portion of their unpaid interest into stock of the Company at $0.015 per share. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the holders, reducing interest payable and interest payable related party, by $205,787, of which $168,976 was to Mr. Gallagher.

10.ASSET RETIREMENT OBLIGATION

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31, 2020	December 31, 2019
Asset Retirement Obligation – beginning balance	$ 155,951	$ 347,778
Reduction of Asset retirement obligation	-	(205,738)
Accretion	6,238	13,911
Asset Retirement Obligation – ending balance	$ 162,189	$ 155,951

During 2019, the Company reduced its estimate of Asset retirement asset and Asset retirement obligation by $205,738. Acres of disturbed property, which were included in the calculation of the previous Asset retirement obligation, were reduced due to consumption of the disturbed acreage by the mining activities of the JV, which expanded the mine pit and consumed acres previously identified. This reduction and revision of the mine life to 10 years reduced the required reclamation to be performed by the Company.

Due to the uncertainly of the outcome of arbitration, it is not possible at this time to reasonably estimate or quantify what future obligation may be required to be recorded for the Company’s prior mining activities (see Note 4 – Joint Venture; Arbitration).

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.REMEDIATION

The Company is responsible to remediate areas disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $100,000 and $100,000, respectively, for remedies required at a former owner’s mine site in addition to the asset retirement obligation as of December 31, 2020 and 2019.

12.INCOME TAXES

The Company did not recognize a tax provision for the years ended December 31, 2020 and 2019.

Following are the components of deferred tax assets and allowances at December 31, 2020 and 2019:

	2020	2019
Deferred tax assets arising from:
Capitalized exploration and development costs	$ 57,000	$ 48,000
Unrecovered promotional and exploratory costs	112,000	112,000
Accrued remediation costs	68,000	66,000
Note payable in gold	29,000	-
Share based compensation	278,000	278,000
Net operating loss carryforwards	13,150,000	12,547,000
Total deferred tax assets	13,694,000	13,051,000
Less valuation allowance	(13,694,000)	(13,051,000)
Net deferred tax assets	$ -	$ -

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2020 and 2019.

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

At December 31, 2020, the Company had federal and state tax-basis net operating loss carryforwards, prior to giving effect to the probable changes resulting from the IRS audit of the joint venture as described above, totaling $44.8 million and $41.5 million, respectively. Of these net operating losses, $36.6 million will expire in various amounts from 2021 through 2037. Combined federal net operating losses of $8.1 million for the years 2018 through 2020 do not expire, but are limited to 80% of taxable income at the time of usage.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	2020		2019
Federal income tax expense (benefit) based on statutory rate	$ (455,000)	21.0%	$ (547,000)	21.0%
State income tax expense (benefit), net of federal taxes	(190,000)	8.7%	(227,000)	8.7%
Non-deductible share-based compensation	-	-%	-	-%
Revision of NOL estimates, state apportionment factors and state effective tax rates	2,000	(0.1)%	321,000	(12.2)%
Increase (decrease) in valuation allowance	643,000	(29.6)%	453,000	(17.5)%
Total taxes on income (loss)	$ -	-%	$ -	-%

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

13.COMMITMENTS AND CONTINGENCIES

The Company has two near-term commitments:

•$83,963 for claims fees originally due on September 1, 2020 for which an extension for payment to September 1, 2021 was acquired as a result of COVID-19 deferrals allowed by the State of Alaska, and

•An $84,000 liability for a consulting contract for which services have not been received.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The Company is subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2020 to satisfy its annual labor requirements. This carryover expires in the years 2021 through 2025 if unneeded to satisfy requirements in those years.

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

During the year ended December 31, 2019, and December 31, 2020, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of the Company’s positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record.

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award Regarding Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,441 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,441 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these awards are included in its Statement of Operations for the year ended December 31, 2020.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the

Goldrich Mining Company

Notes to the Consolidated Financial Statements

amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the year ended December 31, 2020.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $437,869 included in accounts payable and interest payable, however, Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees, for a total of $83,388. In addition, the Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet at December 31, 2020.

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

Neither order from the Second Interim Award was successfully executed by the parties on the dates specified by the Panel. The Second Interim Award confirmed the dissolution of GNP and noted that “no provision of the Claims Lease or the Operating Agreement speaks directly to the rights or obligations of GNP to transfer its mining permit, which is held in the name of the manager, NyacAU. Although GNP no longer has the right to mine, NyacAU, as holder of the permit and as ruled by the Panel, has the liability of reclamation.

Balance and payment of LOC1

The Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional costs incurred by GNP in the liquidation or awards and/or adjustments made by the arbitration Panel. Management believes that, if there is no further placer production from these claims, Goldrich will not have a liability to pay 50% of LOC1.

The Panel ruled in the Final Post Award that LOC1 cannot be increased for costs incurred after mining operations have ceased, including costs for reclamation. “This deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances.” Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, but that the reclamation obligation resides with the permit holder. See Final Post Award Orders below.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of December 31, 2020, a total amount of $101,669 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

The Panel ruled that GNP was dissolved at the end of the 2018 mining season (September 28, 2018) by failing to meet the Minimum Production Requirement of the GNP Operating Agreement rather than May 2019, when NyacAU published a formal notice of dissolution to the State of Alaska and to creditors.  Based on this and other evidence, the Panel found that GNP was dissolved by no later than October 9, 2018, which precedes the date by which any interim distribution would otherwise have been due under the GNP Operating Agreement (October 31 - December 31, 2018).  Accordingly, the Panel ruled that Goldrich is precluded from receiving any interim distributions for 2018 under the GNP Operating Agreement which provides that “[m]embers have a right to Distributions from the Company before the dissolution and winding up of the Company.”

•Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU.  Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid.  The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883.  Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich.

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

14.SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2020, the Company received additional notes payable from a related party of $116,000, net of discount.

During February 2021, the Company received $130,000 cash as a result of exercise of Class S warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 4,333,333 common shares.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Subsequent to December 31, 2020, Mr. Gallagher sold 6,000,000 of his Class T warrants to Mr. Schara, 1,000,000 Class T warrants to Mr. Sharp, and 500,000 Class T warrants to an employee of the Company. None of these warrants have been exercised.

Subsequent to December 31, 2020, on April 7, 2021, the arbitration panel issued two orders:

•Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

•Order on Respondents’ Motion to Confirm Judgment, to correct, clarify, or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589. This event has been recognized and accrued in the financial statements for the year ended December 31, 2020.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2020, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below. Additionally, material weaknesses were identified in transactions where we:

•incorrectly recorded of a contingent gain arising from the arbitration that cannot be recorded or recognized until the Company actually receives payment or records an offset against the disposition of awards paid to GNP for which the arbitration panel has granted the ability to offset, and

•incorrectly recorded an amortizable asset associated with contracted and binding unpaid liabilities related to claims fees for which we received an extension of payment under COVID considerations and a consulting contract under which the Company has made partial payment and is receiving marketing services.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held four meeting in 2020 and nine meetings in 2019.

The following table and information that follows sets forth, as of December 31, 2020, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	51

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

Nicholas Gallagher Director	47

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

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Director	60

Mr. Mendham became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Mendham spends about 15 hours a month on matters related to Goldrich. Since February 2017 to the present, Mr. Mendham serves as Executive Director, and from May 2012 to January 2017 was Vice President of Operations and Project Development for RH Mining Resources, a Hong Kong based resources development company. From 2008 to 2012, he served as Director of Technical Services and General Manager of Technical Services for a mine development and investor group, Regent Pacific Group in Hong Kong and Beijing, China, respectively. From 2006 to 2008, Mr. Mendham served as Manager of Technical Services for Rio Tinto Coal Australia, a subsidiary of Rio Tinto Group. From 2004 to 2006, he served as Manager of Mine Technical for Lihir Management Company in Papua, New Guinea. Prior to 2004, Mr. Mendham served in technical, corporate, planning and mining positions with Rio Tinto, BHP Billiton, Bond Corporation, and Queensland Nickel, including two years working in an Australian 20,000-ounces per year placer operation. Mr. Mendham brings over 30 years of mining experience in operations, technical work, and mining finance for both junior and large mining companies. Mr. Mendham was the founding Chairman of the Australasian Institute of Mining and Metallurgy Hong Kong branch. He received a Bachelor of Mine Engineering from the University of New South Wales, a Graduate Diploma in Finance from the Financial Services Institute of Australasia, and holds Mine Manager Certificates in Australia for both New South Wales and Western Australia and is a Fellow of the Australasian Institute of Mining and Metallurgy.

William Orchow Director	75

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

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	75

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

William V. Schara Chief Executive Officer, Director	64

On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2006 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004, he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From September 2004 through April 2015, Mr. Schara served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Mr. Schara has more than 35 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	72

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

Ted R. Sharp Chief Financial Officer	64

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have entered into a management consulting contract with Mr. Sharp, engaging him on a part-time basis. Mr. Sharp spends approximately 25% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. Concurrent with his position with Goldrich, from August 2018 through the present, Mr. Sharp serves part-time as Chief Financial Officer of Timberline Resources Corporation, a natural resource company trading on the OTCQB and TSX:V exchanges. Also concurrent with his position with Goldrich, from January 2019 through September 2020, Mr. Sharp served part-time as Chief Financial Officer of US Gold Corporation, a natural resource company trading on the NASDAQ exchange. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company formerly trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2020 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2020 and four meetings in 2019. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management's efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2020 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held no meetings in 2020 and 2019.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2020 and 2019.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee held one meeting in 2020 and none in 2019.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee held no meetings in 2020 and one in 2019.

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

Notes 4 Joint Venture, 13 Commitments & Contingencies and 14 Subsequent Events to the financial statements disclose in detail the rulings and awards that have been issued to date by the arbitration panel.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2020, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. These options expired in October 2019. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016, 2017, 2018, 2019, and 2020 due to the Company’s lack of finances. At December 31, 2020 a total of $590,851 of unpaid salary was accrued and included in payable to related parties, including $166,000 accrued during 2020.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and has been renewed on an annual basis, with the basis of fees changed from the monthly fee and to terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp was not an employee for the full year and serves on a part time basis. In addition to the partial salary of $14,000 that Mr. Sharp received in 2020, Mr. Sharp billed a total of $27,354 in fees in 2020. At December 31, 2020, a total of $88,736 is accrued and payable to Mr. Sharp.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2020	180,000	-	180,000
Principal Executive Officer	2019	180,000	-	180,000
Ted R. Sharp	2020	41,354	-	41,354
Principal Financial Officer	2019	42,703	-	42,703

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

Outstanding Equity Awards at Fiscal Year-end (2020)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2020 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(g)	(h)
David S. Atkinson	2,000	-	2,000
Garrick A. Mendham(3)	2,300	-	2,300
William Orchow	2,600	-	2,600
Michael G. Rasmussen(4)	2,000	-	2,000
Stephen M. Vincent(5)	2,300	-	2,300
Nicholas Gallagher	2,000	-	2,000

(1)The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(4)Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested.

(5)Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 15, 2021 by:

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

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	8,106,824	(2)	4.7%
Common Stock	Garrick A. Mendham, Director	PO Box 339 Gordon, NSW, 2072 Australia	1,348,943	(3)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,163,262	(4)	1.25%
Common Stock	Michael G. Rasmussen, Director	3311 S. Grand Blvd. Spokane, WA 99203	975,145	(5)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	9,397,804	(6)	5.27%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	15148 Pinehurst Way Caldwell, ID 83607	2,170,182	(7)	1.25%
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	2,212,029	(8)	1.28%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	66,144,082	(9)	33.13%
Common Stock	All current executive officers and directors as a group		92,518,271		48.23%
5% or greater shareholders
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	23,707,104	(9)	12.57%
Common Stock	Randy Johnson	4111 Heatherton Pl. Minnetonka, MN 55345	10,281,427	(10)	5.97%
Common Stock	Chris Johnson	8615 Eagle Creek Cir. Savage, MN 55378	10,509,769	(11)	6.09%

*Less than 1%.

(1) This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 172,259,709 shares outstanding on March 29, 2021, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

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

(6)Includes 3,264,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021, and 6,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 4, 2024.

(7)Includes 1,170,182 shares of common stock and 1,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 5, 2023.

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

(9)Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 22,328,638 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock, 11,000,000 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2021, 300,003 shares of common stock acquirable upon exercise of Class S warrants before March 31, 2022, and 3,496,019 shares of common stock acquirable upon exercise of Class T warrants before August 1, 2023. Subsequent to December 31, 2020, Mr. Gallagher sold 6 million of his Class T warrants to Mr. Schara, 1,000,000 Class T warrants to Mr. Sharp, and 500,000 Class T warrants to an employee of the Company. None of these warrants have been exercised.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. During the year ended December 31, 2020, Mr. Schara received a partial salary of $33,000 which included $19,000 of deferred compensation at the beginning of the period. At December 31, 2020, $590,851 has been accrued for deferred compensation to Mr. Schara, of which $166,000 was accrued during the year ended December 31, 2020.

During the year ended December 31, 2020, Mr. Sharp worked as a temporary employee and received a partial salary of $14,000. Mr. Sharp also billed a total of $27,354 in fees, all of which was accrued, in 2020. At December 31, 2020, a total of $88,736 has been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer.

At December 31, 2020, $1,302 has been accrued for expenses due to related parties for expenses, of which $nil was accrued during the year ended December 31, 2020.

A total of $106,900 has been accrued for directors and related party consultants, of which $13,200 was accrued during the year ended December 31, 2020.

At December 31, 2020, the Company had outstanding Notes payable of $3,641,053 to Nicholas Gallagher, a shareholder and director of the Company. At December 31, 2019, the Company had outstanding Notes payable of $3,246,316 to Mr. Gallagher. The Notes payable to Mr. Gallagher had matured on October 31, 2018. Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Mr. Gallagher, in his capacity as agent for and on behalf of himself and other holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the Amended Agreement, the Company and Mr. Gallagher and the other holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. See Note 6 - Notes Payable & Notes Payable – Related Party in the financial statements for details concerning the note payable. During the year ended December 31, 2020, $11,964 was paid for finders fees to a related party.

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

William Orchow	•Michael G. Rasmussen
•Stephen M. Vincent	•Garrick A. Mendham

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC (formerly “DeCoria, Maichel & Teague, P.S.”), 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2020. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that Assure charged the Company for the listed services during 2020 and 2019:

Type of fee:	2020	2019	Description

Audit fees:	$74,956	$47,733	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	4,620	688
Total	$79,576	$48,421

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets – At December 31, 2020 and 2019.
3.	Consolidated Statements of Operations – Years ended December 31, 2020 and 2019.
4.	Consolidated Statements of of Changes in Stockholders’ (Deficit) – Years ended December 31, 2020 and 2019.
5.	Consolidated Statements of Cash Flows– Years ended December 31, 2020 and 2019.
6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.4	Form of Class M Warrant, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.5	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.8	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.9	Form of Class P Warrant, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.10	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.11	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.17	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.18	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.19	Form of Class T Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed herewith (a)
4.20	Description of the Registrant’s Securities
10.1	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008

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

10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
10.22	Amended 2019 Loan Agreement, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed March 24, 2020
10.23	Senior Secured Promissory Note, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed March 24, 2020
10.24	Guarantee, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed March 24, 2020
10.25	Deed of Trust, incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, as filed March 24, 2020
21	Subsidiaries of the Corporation
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act+

99.1	Interim Award, issued by Arbitration Panel, dated May 25, 2019, incorporated by reference to exhibit 99.1 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.2

Partial Final Award, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020

99.3

Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020

99.4

Final Post Award Orders, issued by Arbitration Panel, dated September 4, 2020, incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020

99.5	Ruling of State of Alaska Superior Court, dated April 29, 2020, incorporated by reference to exhibit 99.5 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.6(1)	Order on Respondents’ Motion to Confirm Judgment, issued by Arbitration Panel, dated April 7, 2021
99.7(1)	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, issued by Arbitration Panel, dated April 7, 2021

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed herewith.

+ - Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:     /s/ William V. Schara

William V. Schara, Chief Executive Officer, Principal Executive Officer

Date:  April 15, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date:  April 15, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:April 15, 2021             /s/ David S. Atkinson

David S. Atkinson, Director

Date:April 15, 2021          /s/ Nicholas Gallagher

Nicholas Gallagher, Director

Date:April 15, 2021          /s/ Garrick A. Mendham

Garrick A. Mendham, Director

Date:April 15, 2021            /s/ William Orchow

William Orchow, Director

Date:April 15, 2021          /s/ Michael G. Rasmussen

Michael G. Rasmussen, Director

Date:April 15, 2021           /s/ William V. Schara

William V. Schara, Director and Chief Executive Officer

Date:April 15, 2021          /s/ Stephen M. Vincent

Stephen M. Vincent, Director

Date:April 15, 2021           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer