Form 10-Q
period 2021-03-31
GOLDRICH MINING CO
filed 2021-05-24
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

(Exact Name of Registrant as Specified in its Charter)

ALASKA	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 E. 29th Ave. Ste. 10B-160
Spokane, WA	99223
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	GRMC	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 24, 2021: 172,259,709

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation20

Item 3. Quantitative and Qualitative Disclosures about Market Risk34

Item 4. Controls and Procedures34

PART II – OTHER INFORMATION36

Item 1.  Legal Proceedings36

Item 1A.  Risk Factors36

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds36

Item 3.  Defaults upon Senior Securities36

Item 4.  Mine Safety Disclosure36

Item 5.  Other Information36

Item 6.  Exhibits37

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of March 31, 2021, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of March 31, 2021, Goldrich’s available capital was approximately $1,000 and as of May 18, 2021 its available capital was approximately $600. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company
Consolidated Balance Sheets (Unaudited)	March 31,	December 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$ 950	$ 1,931
Prepaid expenses	16,190	50,499
Total current assets	17,140	52,430

Property, equipment, and mining claims:
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$ 668,568	$ 703,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,883,389	$ 1,838,362
Interest payable	508,177	452,478
Interest payable – related party	1,097,529	959,504
Related party payable	838,309	787,789
CARES Act PPP loan	46,579	33,833
Notes payable, net of discount	1,062,106	1,062,106
Notes payable, net of discount – related party	3,717,895	3,641,053
Notes payable in gold	451,153	503,590
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	9,635,755	9,309,333

Long-term liabilities:
CARES Act PPP loan	4,021	16,767
Remediation and asset retirement obligation	263,811	262,189
Total long-term liabilities	267,832	278,956
Total liabilities	9,903,587	9,588,289

Commitments and contingencies (Notes 3, 5, 7)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700
shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends,
no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares
authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 172,259,709 and 167,926,376 issued and outstanding, respectively	17,225,970	16,792,637
Additional paid-in capital	11,411,739	11,715,072
Accumulated deficit	(38,143,903)	(37,663,315)
Total stockholders’ deficit	(9,235,019)	(8,884,431)
Total liabilities and stockholders' deficit	$ 668,568	$ 703,858

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Mine preparation costs	$ 19,389	$ 81,570
Exploration expense	4,737	-
Depreciation	-	237
Management fees and salaries	55,156	47,469
Professional services	48,398	6,137
General and administration	139,576	71,548
Office supplies and other	3,291	1,385
Directors' fees	1,200	3,000
Mineral property maintenance	31,486	27,403
Arbitration costs (Note 3)	33,427	5,838
Total operating expenses	336,660	244,587

Other (income) expense:
Change in fair value of notes payable in gold	(52,437)	22,930
Interest expense and finance costs	196,365	162,981
Total other (income) expense	143,928	185,911

Net loss	480,588	430,498

Preferred dividends	1,875	1,896
Net loss available to common stockholders	$ 482,463	$ 432,394

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average common
shares outstanding – basic and diluted	169,004,154	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
2020 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Net Loss						(430,498)	(430,498)
Balance, March 31, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,924,273)	(7,790,176)

2021 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants Exercised	4,333,333	433,333			(303,333)		130,000
Net Loss						(480,588)	(480,588)
Balance, March 31, 2021	172,259,709	$17,225,970	151,053	$271,175	$11,411,739	$(38,143,903)	$(9,235,019)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$ (480,588)	$ (430,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	237
Change in fair value of notes payable in gold	(52,437)	22,930
Accretion of asset retirement obligation	1,622	1,559

Change in:
Prepaid expenses	34,309	(77,137)
Accounts payable and accrued liabilities	45,027	115,388
Interest payable	55,699	64,138
Interest payable – related party	141,867	131,000
Related party payable	50,520	47,469
Net cash used - operating activities	(203,981)	(124,914)
Cash flows from financing activities:
Proceeds from warrant exercises, net	130,000	-
Proceeds on notes payable and warrants, net	-	40,000
Proceeds from notes payable and warrants – related party, net	73,000	125,000
Net cash provided - financing activities	203,000	165,000

Net increase (decrease) in cash and cash equivalents	(981)	40,086

Cash and cash equivalents, beginning of period	1,931	1,274
Cash and cash equivalents, end of period	$ 950	$ 41,360

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 78	$ 1,757
Non-cash investing and financing activities:
Discount on notes payable	$ -	$ 2,105
Discount on notes payable, related party	$ 3,843	$ 6,579

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $38,143,903 at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net loss, stockholders' equity, or cash flows as previously reported.

Earnings (Loss) Per Share

We are authorized to issue 750,000,000 shares of common stock, $0.10 par value per share. At March 31, 2021, there were 172,259,709 shares of our common stock issued and outstanding.

For the periods ended March 31, 2021 and 2020, the effect of the Company’s outstanding preferred shares, options and warrants, totaling 66,173,836 and 88,590,499, respectively, would have been anti-dilutive. The total of dilutive instruments decreased during the three-month period ended March 31, 2021 due to the exercise of Class S warrants.

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

GNP:

The Company has an equity method investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. The carrying amount of this investment was $0 as of March 31, 2021 and 2020, respectively.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for interest using the equity method. During the three-months ended March 31, 2021 and 2020, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities, and if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL.

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this change effective January 1, 2021. This adoption did not have a material effect on the Company’s financial statements.

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

All property and equipment are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located at Company offices in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements, which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Mining Properties, Claims, and Royalty Option

The Company capitalizes costs for acquiring mineral properties, claims and royalty interests and expenses, and costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Stock-Based Compensation

The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are recorded at fair value. The Company uses a Black Scholes valuation model for determining fair value of options to purchase shares, and compensation expense is recognized ratably over the vesting periods on a straight-line basis. Compensation expense for grants that vest immediately is recognized in the period of grant.

Exploration Costs and Mine Preparation Costs

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

During 2021 and 2020, the Company determined fair value on a recurring basis and non-recurring basis as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

	Balance March 31, 2021	Balance December 31, 2020	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 451,153	$ 503,590	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at March 31, 2021 and December 31, 2020. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 7 Commitments and Contingencies and Note 8 Subsequent Events for additional information and rulings subsequent to March 31, 2021. The Company incurred $33,427 and $5,838 in arbitration expenses during the three months ended March 31, 2021 and March 31, 2020, respectively.

4.RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through March 31, 2021, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors fees.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

CEO	Three Months ended 3/31/21	Year ended 12/31/20
Balance at beginning of period	$ 590,851	$ 426,500
Deferred salary	45,000	166,000
Deferred expenses	137	17,351
Payments	-	(19,000)
Ending Balance	$ 635,988	$ 590,851

CFO
Balance at beginning of period	$ 88,736	$ 78,644
Deferred	10,183	27,354
Payments	(6,000)	(17,262)
Ending Balance	$ 92,919	$ 88,736

Board fees payable	109,402	108,202
Total Related party payables	$ 838,309	$ 787,789

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At March 31, 2021, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable – related party of $3,717,895, net of issuance discounts. At December 31, 2020, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable - related party of $3,641,053, net of all discounts. The notes payable and notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the three months ended March 31, 2021, the Company received additional tranches of the notes payable for $76,842, discounted at 5%, or $3,842, resulting in net proceeds of $73,000 from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the three months ended March 31, 2020, the Company received a tranche of notes payable for $173,684, discounted at 5%, or $8,684, resulting in net proceeds of $165,000, of which $125,000 was from a related party, Nicholas Gallagher. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the three months ended March 31, 2021 and March 31, 2020, the Company paid finder fees totaling $0 and $1,500, respectively, to related party entities, and incurred $2,190 and $4,950, respectively, of other finance and placement costs. Interest of $177,854 and $162,671 was expensed during the three-month periods ended March 31, 2021 and March 31, 2020, respectively, of which $138,025 and $124,421 was to related parties, respectively, which is included in interest expense and finance costs on the consolidated statements of operations. Interest of $1,384,370 is accrued at March 31, 2021 and is included in interest payable and interest payable – related party. Interest due at March 31, 2021 was not timely paid and is due within 10 days of a demand notice by the holders. There has been no notice of default or demand issued by any holder.

A total of 22,608,357 five-year Class T warrants have been issued in connection with the note issuances, of which 20,933,664 have been issued to holders and 1,674,693 have been issued for finders fees. During the year ended 2020, 5,000,000 of the Class T warrants were exercised, and subsequent to the three-months ended March 31, 2021, an additional 1,333,333 class T warrants have been exercised. The warrants have an

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

exercise price of $0.03 and expire on various dates from November 30, 2022 through December 19, 2024. During the three months ended March 31, 2021 and 2020, the Company issued no warrants in connection with the notes payable.

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

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. Of these amounts $11,964 and $0 have been remitted as of the date of this report; and

b.to reimburse Mr. Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Mr. Gallagher in connection with the Amended Agreement. The Company accrued $32,644 at December 31, 2019 and this amount was paid during the year ended December 31, 2020.

3.The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

4.The Company entered into a written Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each Note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery and the holders have provided a waiver of default through May 31, 2021.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At March 31, 2021 and 2020, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on March 31, 2021 of approximately $1,691 per ounce as quoted on the London PM Fix market or $451,153 in total. The valuation resulted in a decrease in gold notes payable of $52,437 during the three months ended March 31, 2021.

At December 31, 2020, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2020, the Company had outstanding total notes payable in gold of $503,590.

Interest of $9,948 was expensed during the three months ended March 31, 2021, and $61,471 is accrued at March 31, 2021 and is included in interest payable. Interest of $9,110 was expensed during the three months ended March 31, 2020, and $22,591 is accrued at March 31, 2020 and is included in interest payable.

7.COMMITMENTS AND CONTINGENCIES

The Company has two near-term commitments:

•$52,477 for claims fees originally due on September 1, 2020 for which an extension for payment to September 1, 2021 was acquired as a result of COVID-19 deferrals allowed by the State of Alaska; and,

•$46,500 liability for a consulting contract for which services have not been received.

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2021 to satisfy its annual labor requirements. This carryover expires in the years 2021 through 2025 if unneeded to satisfy requirements in those years.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

accordingly, no estimated losses have been accrued in the consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred. Favorable rulings would not result in the recognition of gains prior to offsetting against losses, due to the ruling being an estimate which must be constructively received prior to recognition.

During the years ended December 31, 2019 and 2020, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of the Company’s positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record.

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the three months ended March 31, 2021.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the three-months ended March 31, 2021.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $493,205 included in accounts payable and interest payable, however Goldrich had contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award. Subsequent to March 31, 2021, the Panel issued a ruling on this matter. See Note 8 Subsequent Events.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at March 31, 2021.

The Second Interim Award

The Second Interim Award was necessitated by the fact that the dissolution/liquidation of the joint venture had not yet run its course. In the Second Interim Award the Panel ordered that:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

a)No later than January 15, 2020, NyacAU and Goldrich shall attempt to establish, by agreement, a market value for the GNP permit in connection with a transfer of the Permit to Goldrich or a third party, taking into consideration the obligation of GNP, or any transferee of the permit, to complete reclamation in accordance with NyacAU’s government-approved reclamation plan.

b)Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of March 31, 2021, a total amount of $130,883 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

Final Post Award Orders

On September 4, 2020, the arbitration panel issued Final Post Award Orders, wherein the panel issued rulings on multiple issues, including but not limited to, those discussed below:

-Reclamation

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

-Mining Claims

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

-2018 Profitability and 2018 Interim Distributions

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

ruled that Goldrich is precluded from receiving any interim distributions for 2018 under the GNP Operating Agreement which provides that “[m]embers have a right to Distributions from the Company before the dissolution and winding up of the Company.”

-Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU.  Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid.  The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. The Panel further ruled that LOC1 interest totaled (cumulatively) $3,394 as of December 2012; $22,663 as of December 2013; $55,633 as of December 2014; $101,824 as of December 2015; $155,337 as of December 2016; $205,818 as of December 2017; and $241,797 as of October 1, 2018. Goldrich is awarded 12 months of accrued prejudgment interest at 5% per annum on each of these year-end amounts. The Panel ruled Goldrich has no entitlement to a share of LOC1 interest accrued beyond October 1, 2018.

-Clarification of Award

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

8.SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2021, the Company entered into additional notes payable totaling $43,000, net of discounts from a related party.

Subsequent to March 31, 2021, on April 7, 2021, the arbitration Panel issued two orders:

-Order on respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-Order on Respondents’ Motion to Confirm Judgment, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event has been recognized and accrued in the financial statements and is included in accounts payable and interest payable on the consolidated balance sheet as of March 31, 2021.

During May 2021, the Company received $40,000 cash as a result of exercise of Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 1,333,333 common shares.

During May 2021, the Company received loan forgiveness of its Cares Act PPP Loan in the amount of $51,135; which included the principal of $50,600 plus interest.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2021. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Goldrich’s primary focus is the exploration and discovery of the hard-rock (lode) targets, while also working to build additional shareholder value by monetizing the placer assets that are derived from those lode targets. We are currently defining drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a granitic, mineralized intrusion. Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek, the other a deeper, larger mineralized body from which mineralizing fluids have migrated through Chandalar country rock. Our main focus continues to be the exploration of these hard-rock targets. We were successful in raising funds for a limited exploration program in 2014 and reclamation work in 2015; however, weak financial markets prevented us from obtaining funds for significant exploration in other years from 2012 through 2019. Significant increases in the price of gold since 2019, appear to have increase the availability of funds so we are hopeful to secure sufficient funds for a major exploration program in the near future.

As part of implementing our focus to build shareholder value by monetizing the placer assets in addition to our primary focus of developing the hard-rock (lode) assets, in 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar.

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

During the years ended December 31, 2019 and 2020, and subsequent to March 31, 2021, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. A summary of each award is provided below. On December 4, 2020, the Panel issued Supplemental Orders 5-8. On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Order on Respondents’ Motion to Confirm Judgment. A summary of each award is provided below. Matters of minor significance on which the Panel ruled or waived actions on matters over which the Panel had no jurisdiction are not included in the summary.

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s March 31, 2021 financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Lease Charges and Ownership of Arctic Camp Purchased by NyacAU related party from Third-Party.

The Panel ruled that lease payments made by GNP to Bear Leasing toward rented Arctic camp facilities that had been purchased from an unrelated third-party from 2012 through 2014 represented purchase consideration. As a result, GNP was deemed the beneficial owner of the camp in connection with the dissolution/liquidation process. Further, LOC1 was reduced by lease payments GNP was charged beyond the purchase price for the Arctic camp.

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the three months ended March 31, 2021.

Payment of Interest Earned by LOC1.

The Partial Final Award also addressed our claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666.  NyacAU contested the amount of LOC1 interest paid by GNP to NyacAU. The matter is further discussed below in the summary for the Final Post Award Order and Supplemental Orders.

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

In August 2020, the IRS issued an unfavorable ruling as it affects the Company in regard to the audit of the joint venture which, when the individual partners’ effects are communicated to us by the IRS, is probable to decrease our net federal and state net operating loss carryforwards by $2.0 million and $1.8 million, respectively, for the years under audit. The JV partners had been instructed by the Panel to take steps to ensure tax loses have been shared equally, as the Operating Agreement requires, but only during the periods where actual mining operations were being performed. In the closing conference, it was evident that GNP had taken positions with the IRS that conflicted with the Panel’s direction. The recourse available to us in regard to the audit ruling is a challenge of the IRS ruling before the tax court, should we determine this to be in our best interests.

Other

•The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts totaling $14,200 have been included in accounts payable and interest payable of the Company at December 31, 2020. An additional amount of $128 has been accrued for the three-months ended March 31, 2021, bringing the total amount accrued in accounts payable and interest payable to $14,328 at March 31, 2021.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $86,558, has been included in accounts payable and interest payable of the Company at December 31, 2020. An additional $770 has been accrued for the three-months ended March 31, 2021, bringing the total amount accrued in accounts payable and interest payable to $87,328 at March 31, 2021. Attorney’s fees and costs also awarded in the judgement plus interest have been included in accounts payable and interest payable of the Company at March 31, 2021.

•As requested by Goldrich and NyacAU, the Panel will retain jurisdiction and oversight over the dissolution/liquidation process to its completion.  The Panel stated, “there is likely more information the parties will have to provide on certain issues--including, among others, changes in the balance of LOC1 and the issue of transfer of the permit to Goldrich--before a Final Award on dissolution/liquidation can be made.” As of the date of this report, the balance of LOC1 continues to change as a result of on-going rulings by the Panel. Additionally, the Panel has stated it lacks jurisdiction on the transfer of the mining permit, which the Panel has ruled is a matter to be negotiated between the parties.

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

b)Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At March 31, 2021, a total of $130,883 is included in accounts payable and interest payable on the consolidated balance sheet.

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

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $16,503 and

$4,058 has been accrued at December 31, 2020 and March 31, 2021, respectively, and is included in interest payable at March 31, 2021.

Mining Claims

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

Orders on Respondents’ Motion to Confirm Judgment

On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Orders on Respondents’ Motion to Confirm Judgment to correct, clarify, or modify an award made in the Partial Final Award, wherein a claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 was awarded to GNP. This event constitutes a ‘Type 1’ event, which required adjustment and recognition to the financial statements for the year ended December 31, 2020. An additional $593 in interest was expensed and accrued during the three-months ended March 31, 2021.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2021 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $1,605,706 for interest, $451,153 for payment of the gold notes, $3,717,895 for payment of notes payable to related party, and $1,062,106 for the payment of senior secured loans over the next 12 months as of March 31, 2021. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections titled Joint Venture Agreement and Arbitration above and Subsequent Events below. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, NyacAU has recorded a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report. The arbitration Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the arbitration Panel.

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

During the three months ended March 31, 2021, we completed financings of $203,000, compared to $165,000 net cash for note financings and placements of our securities during the three months ended March 31, 2020. Subsequent to the close of the three months ended March 31, 2021, we borrowed an additional $43,000, net of discounts, of notes payable – related party, bringing the total notes payable obligation as of April 28, 2021, to $4,825,263, of which $3,052,632 came due October 31, 2018. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then Notes payable and Notes payable related party were subsequently amended to make the Notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At March 31, 2021, we had outstanding total notes payable in gold of $451,153, representing 266.789 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On March 31, 2021, we had total liabilities of $9,903,587 and total assets of $668,568. This compares to total liabilities of $9,588,289 and total assets of $703,858 on December 31, 2020. As of March 31, 2021, our liabilities consist of $263,811 for remediation and asset retirement obligations, $451,153 of notes payable in gold, $1,062,106 of notes payable, $3,717,895 of notes payable – related party, $1,883,389 of trade payables and accrued liabilities, $508,177 of accrued interest payable, $1,097,529 of accrued interest payable – related party, $50,600 CARES Act PPP loan payable, $838,309 due to related parties, and $30,618 for dividends payable. Of these liabilities, $9,635,755 is due within 12 months. The increase in liabilities compared to December 31, 2020 is due to an increase in trade and related party payables, an increase in interest payable and interest payable – related party and additional borrowings under notes payable - related party, largely resulting from costs associated with arbitration. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the quarter ended March 31, 2021.

On March 31, 2021, we had negative working capital of $9,618,615 and a stockholders’ deficit of $9,235,019 compared to negative working capital of $9,256,903 and stockholders’ deficit of $8,884,431 for the year ended December 31, 2020. Working capital decreased during the quarter ended March 31, 2021 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2021.

During the three months ended March 31, 2021, we used cash from operating activities of $203,981 compared to $124,914 for the period ended March 31, 2020. Net losses were slightly higher year over year due to an increase in trade payables, interest payable and interest payable – related party.  Net operating losses were $480,588 and $430,498 for the three months ended March 31, 2021 and 2020, respectively, including depreciation of $0 and $237 for the respective quarters.

During the three months ended March 31, 2021 and 2020 respectively, we used no cash in investing activities.

During the three months ended March 31, 2021, cash of $203,000 was provided by financing activities, compared to $165,000 provided during the same period of 2020.

Private Placement Offerings

No private placement offerings occurred during the three months ended March 31, 2021 and 2020, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At March 31, 2021, we owed $451,153 for Notes payable in Gold, $1,062,106 for Notes payable and $3,717,895 for Notes payable – related party. Interest payable on these borrowings totaled $1,445,841. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

As a result of the borrowings under the Notes payable in gold, Notes payable and Notes payable – related party (collectively, the “Notes”), we are faced with a significant hurdle in financing the Company going forward, whether to conduct exploration programs or initiate a mining program at the Chandalar mine. Our near-term cash requirements are greater than the liquid assets we have available to satisfy them, and the holders of the Notes could choose to exercise their rights to demand payment, which would result in a default situation relative to the Notes. Mr. Gallagher is secured in his lending to the Company by means of the Amended Agreement, and if he were to demand payment, the Company would not be able to pay him the amounts due and he would be entitled to sell our claims and other assets for payment of the debt. We believe these holders to be friendly to the Company and that they will refrain from demanding payment, but the Company cannot control the potential demands nor the consequences that would be extracted as a result of default on the Notes.

Subsequent Events

Subsequent to the three months ended March 31, 2021, the Company entered into additional notes payable totaling $43,000, net of discounts from a related party.

Subsequent to March 31, 2021, on April 7, 2021, the arbitration Panel issued two orders:

1.  Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

2.  Order on Respondents’ Motion to Confirm Judgment, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event has been recognized and accrued in the financial statements and is included in accounts payable and interest payable on the consolidated balance sheet.

During May 2021, the Company received $40,000 cash as a result of exercise of Class T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 1,333,333 common shares.

During May 2021, the Company received loan forgiveness of its Cares Act PPP Loan in the amount of $51,135; which included the principal of $50,600 plus interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934,

as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the size of our staff and the resulting inability to segregate duties; however, material information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Changes in internal controls over financial reporting

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2020.

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

During the quarter ended March 31, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  May 24, 2021

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 24, 2021

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer