Form 10-Q
period 2021-06-30
GOLDRICH MINING CO
filed 2021-08-16
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

(Exact Name of Registrant as Specified in its Charter)

AK	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 E. 29th Ave. Ste. 10B-160
Spokane, WA	99223
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	GRMC	OTCQB

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

Number of shares of issuer’s common stock outstanding at August 16, 2021: 175,665,431

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION5

Item 1.  Financial Statements5

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation22

Item 3. Quantitative and Qualitative Disclosures about Market Risk36

Item 4. Controls and Procedures36

PART II – OTHER INFORMATION37

Item 1.  Legal Proceedings37

Item 1A.  Risk Factors37

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds37

Item 3.  Defaults upon Senior Securities37

Item 4.  Mine Safety Disclosure37

Item 5.  Other Information37

Item 6.  Exhibits38

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of June 30, 2021, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late summer/early fall of 2021, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of June 30, 2021, Goldrich’s available capital was approximately $323 and as of August 5, 2021 its available capital was approximately $10,000. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company Consolidated Balance Sheets (Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$ 323	$ 1,931
Prepaid expenses	10,281	50,499
Total current assets	10,604	52,430

Property, equipment, and mining claims:
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$ 662,032	$ 703,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,960,630	$ 1,838,362
Interest payable	560,024	452,478
Interest payable – related party	1,238,534	959,504
Related party payable	936,532	787,789
CARES Act PPP loan	-	33,833
Notes payable	1,062,106	1,062,106
Notes payable – related party	3,763,158	3,641,053
Notes payable in gold	470,388	503,590
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	10,021,990	9,309,333

Long-term liabilities:
CARES Act PPP loan	-	16,767
Stock subscription payable	40,000	-
Remediation and asset retirement obligation	265,433	262,189
Total long-term liabilities	305,433	278,956
Total liabilities	10,327,423	9,588,289

Commitments and contingencies (Notes 3, 5, 8)
Stockholders' deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 172,540,461 and 167,926,376 issued and outstanding, respectively	17,254,046	16,792,637
Additional paid-in capital	11,387,875	11,715,072
Accumulated deficit	(38,578,487)	(37,663,315)
Total stockholders’ deficit	(9,665,391)	(8,884,431)
Total liabilities and stockholders' deficit	$ 662,032	$ 703,858

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Mine preparation costs	$ 12,308	$ 12,440	$ 31,697	$ 94,010
Exploration expense	3,276	-	8,012	-
Depreciation	-	237	-	474
Management fees and salaries	54,600	46,600	109,756	94,069
Professional services	32,099	858	80,497	6,995
General and administration	74,724	80,508	214,300	152,056
Office supplies and other	8,844	2,575	12,135	3,960
Directors' fees	15,100	-	16,300	3,000
Mineral property maintenance	31,487	27,402	62,973	54,805
Arbitration costs (Note 3)	31,305	60,161	64,733	65,999
Total operating expenses	263,743	230,781	600,403	475,368

Other (income) expense:
Miscellaneous income	-	(2,000)	-	(2,000)
Change in fair value of notes payable in gold	19,235	42,459	(33,202)	65,390
Interest expense and finance costs	202,741	242,196	399,106	405,176
Gain on forgiveness of CARES Act PPP loan	(51,135)	-	(51,135)	-
Total other (income) expense	170,841	282,655	314,769	468,566

Net loss	434,584	513,436	915,172	943,934

Preferred dividends	1,896	1,896	3,771	3,792
Net loss available to common stockholders	$ 436,480	$ 515,332	$ 918,943	$ 947,726

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	172,346,094	139,573,798	170,684,356	139,573,798

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
2020 Stockholders’ (Deficit)
	Common Stock Shares	Common Stock Par Value	Preferred Stock Shares	Preferred Stock No Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Net loss						(430,498)	(430,498)
Balance, March 31, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,924,273)	(7,790,176)
Net loss						(513,436)	(513,436)
Balance, June 30, 2020	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(36,437,709)	$(8,303,612)

2021 Stockholders’ (Deficit)
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Shares issued upon exercise of warrants	4,333,333	433,333			(303,333)		130,000
Net loss						(480,588)	(480,588)
Balance, March 31, 2021	172,259,709	$17,225,970	151,053	$271,175	$11,411,739	$(38,143,903)	$(9,235,019)
Shares issued for accrued interest	280,752	28,076			(23,864)		4,212
Net loss						(434,584)	(434,584)
Balance, June 30, 2021	172,540,461	$17,254,046	151,053	$271,175	$11,387,875	$(38,578,487)	$(9,665,391)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$ (915,172)	$ (943,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	474
Change in fair value of notes payable in gold	(33,202)	65,390
Accretion of asset retirement obligation	3,244	3,119
Gain on forgiveness of CARES Act PPP loan	(51,135)	-
Amortization of discount on notes payable	6,105	15,684
Common stock issued for interest payable	4,212	-
Change in:
Prepaid expenses	40,218	(44,048)
Accounts payable and accrued liabilities	122,268	124,476
Interest payable	112,292	116,186
Interest payable – related party	274,819	253,764
Related party payable	148,743	80,888
Net cash used - operating activities	(287,608)	(328,001)

Cash flows from financing activities:
Proceeds from CARES Act PPP loan	-	50,600
Proceeds from warrant exercises	130,000	-
Proceeds on subscription payable	40,000	-
Proceeds on notes payable and warrants	-	40,000
Proceeds from notes payable and warrants – related party	116,000	258,000
Net cash provided - financing activities	286,000	348,600

Net increase (decrease) in cash and cash equivalents	(1,608)	20,599

Cash and cash equivalents, beginning of period	1,931	1,274
Cash and cash equivalents, end of period	$ 323	$ 21,873

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $38,578,487 at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

For the three- and six-month periods ended June 30, 2021 and 2020, potentially dilutive shares including outstanding stock options and warrants were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended June 30, 2021 and 2020, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

	June 30, 2021	June 30, 2020
Stock options	1,050,000	1,075,000
Warrants	29,575,028	51,875,024
Convertible Preferred	32,190,475	32,190,475
Total	62,815,503	85,140,499

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

GNP:

The Company has an equity investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readily determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. The carrying amount of this investment was $0 as of June 30, 2021 and 2020, respectively.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and measures its investment in the joint venture at cost less impairment, adjusted for any distributions received during the period. During the six-months ended June 30, 2021 and 2020, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities, and if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Updated (“ASU”) No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this change effective January 1, 2021. This adoption did not have a material effect on the Company’s financial statements.

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

All property and equipment are fully depreciated. The Company’s equipment is located at the Chandalar property in Alaska, with a small amount of office equipment located in Spokane, Washington. Assets are depreciated on a straight-line basis. Improvements, which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life.

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

Fair Value Measurements

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

During 2021 and 2020, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2021	Balance December 31, 2020	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 470,388	$ 503,590	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at June 30, 2021 and December 31, 2020. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies and Note 9 Subsequent Events for additional information and rulings subsequent to June 30, 2021. The Company incurred $31,305 and $64,733 in arbitration expenses

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

during the three- and six-month periods ended June 30, 2021 compared to $60,161 and $65,999 for the three- and six-month periods ended June 30, 2020, respectively.

4.RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through June 30, 2021, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors fees.

CEO	Six Months ended 6/30/21	Year ended 12/31/20
Balance at beginning of period	$ 590,851	$ 426,500
Deferred salary	90,000	166,000
Deferred expenses	28,660	17,351
Payments		(19,000)
Ending Balance	$ 709,511	$ 590,851

CFO
Balance at beginning of period	$ 88,736	$ 78,644
Deferred	19,783	27,354
Payments	(6,000)	(17,262)
Ending Balance	$ 102,519	$ 88,736

Board fees payable	124,502	108,202
Total Related party payables	$ 936,532	$ 787,789

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At June 30, 2021, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable – related party of $3,763,158. At December 31, 2020, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable - related party of $3,641,053. The notes payable and notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the six-months ended June 30, 2021, the Company received additional tranches of the notes payable of $122,105, discounted at 5%, or $6,105, resulting in net proceeds of $116,000 from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the six-months ended June 30, 2020, the Company received a tranche of notes payable for $313,684, discounted at 5%, or $15,684, resulting in net proceeds of $298,000, of which $258,000 was from a related party, Nicholas Gallagher. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs and the note balances are classified as current.

During the three- and six-months ended June 30, 2021, the Company accrued finder fees totaling $1,290 and $3,480, respectively, to related party entities, compared to $3,990 and $8,940 for the three- and six-month periods ended June 30, 2020, which is included in accounts payable. Interest of $180,834 and $358,689 was

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

expensed during the three- and six-month periods ended June 30, 2021 of which $141,005 and $279,031 was to related parties, respectively, which is included in interest expense and finance costs on the consolidated statements of operations. Compared to $168,066 and $329,632 for the three- and six-month periods ended June 30, 2020, respectively. Interest of $1,560,993 is accrued at June 30, 2021 and is included in interest payable and interest payable – related party. Interest due at June 30, 2021 and December 31, 2020 was not timely paid and is due within 10 days of a demand notice by the holders. There has been no notice of default or demand issued by any holder.

During 2017, 2018, and 2019, a total of 22,608,357 five-year Class T warrants were issued in connection with the note issuances, of which 20,933,664 were issued to holders and 1,674,693 were issued for finders fees. During the year ended 2020, 5,000,000 of the Class T warrants were exercised. Subsequent to the six-months ended June 30, 2021, an additional 2,824,967 class T warrants have been exercised. The warrants have an exercise price of $0.03 and expire on various dates from December 22, 2022 through October 31, 2024. During the six-months ended June 30, 2021 and 2020, the Company issued no warrants in connection with the notes payable.

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

a.to pay, no later than February 28, 2021, (1) to the order of NGB Capital Limited (a company owned by Mr. Gallagher), a finder’s fee in the amount of $49,273, and (2) to the order of Capital Investments 4165 LLC a finder’s fee in the amount of $7,920. These amounts have been recognized as payables, with $11,964 and $0 remitted as of the date of this report; and

b.to reimburse Mr. Gallagher, no later than February 20, 2020, for up to $35,000 in legal fees and costs incurred by Mr. Gallagher in connection with the Amended Agreement. The Company paid the amount during the year ended December 31, 2020.

3.The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

4.The Company entered into a written Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

The Company and Mr. Gallagher agreed in the Amended Agreement that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share. In a separate agreement dated September 10, 2020, the Company and note holders, agreed to convert $36,813 of unpaid interest into shares of the Company’s common stock at

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

$0.015 per share. During the year ended December 31, 2020, a total of 13,719,248 common shares were issued to the holders in exchange for interest payable of $205,788, of which $168,976 was payable to Mr. Gallagher. During the six-months ended June 30, 2021, a total of 280,752 common shares were issued to one holder in exchange for interest payable of $4,212 at $0.015 per share, the conversion price in the Amended Agreement.

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At June 30, 2021 and 2020, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on June 30, 2021 of approximately $1,763 per ounce as quoted on the London PM Fix market or $470,388 in total. The valuation resulted in a decrease in gold notes payable of $33,202 during the six-months ended June 30, 2021.

At December 31, 2020, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2020, the Company had outstanding total notes payable in gold of $503,590.

Interest of $10,307 and $20,255 was expensed during the three- and six-months ended June 30, 2021, respectively, and $71,778 is accrued at June 30, 2021 and is included in interest payable. Interest of $9,337 and $18,448 was expensed during the three- and six-months ended June 30, 2020, respectively.

7.CARES Act PPP Loan

On April 15, 2020, the Company was granted a loan (the “Loan”) from Washington Trust Bank, in the aggregate amount of $50,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Cares Act, which was enacted March 27, 2020.

During May 2021, the Company received loan forgiveness of its Cares Act PPP Loan in the amount of $51,135; which included the principal of $50,600 plus interest. The amount of the loan principal has been accounted as a gain on forgiveness of the CARES Act PPP loan. The interest that was forgiven was recorded within interest expense.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

8.COMMITMENTS AND CONTINGENCIES

The Company has two near-term commitments:

•$20,991 for claims fees originally due on September 1, 2020 for which an extension for payment to September 1, 2021 was acquired as a result of COVID-19 deferrals allowed by the State of Alaska; and,

•$46,500 commitment under a consulting contract for which services have not been received.

We are subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of approximately $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has carryovers to 2021 to satisfy its annual labor requirements. This carryover expires in the years 2021 through 2025 if unneeded to satisfy requirements in those years.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the six-months ended June 30, 2021.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the six-months ended June 30, 2021 or any previous period through the date of this report.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $421,366 included in accounts payable and interest payable at December 31, 2020 and June 30, 2021; however, Goldrich had contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award. The Panel issued a ruling on this matter on April 7, 2021, see below.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at December 31, 2020, and remain unpaid at June 30, 2021.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of June 30, 2021, a total amount of $132,154 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

On April 7, 2021, the arbitration Panel issued two orders:

-Order on respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-Order on Respondents’ Motion to Confirm Judgment, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This amount has been accrued in the financial statements and is included in accounts payable and interest payable on the consolidated balance sheet as of December 31, 2020, bringing the total 2012 reclamation and interest payable at December 31, 2020 to $488,544. During the six-months ended June 30, 2021, an additional $9,302 in interest has been recognized, bringing the total 2012 reclamation and interest payable balance to $497,856.

9.SUBSEQUENT EVENTS

During July 2021, the Company received $93,749 cash as a result of exercise of Class S and T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 3,124,970 common shares.

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

Goldrich has commissioned an independent third-party mining engineering firm to complete a mining plan and Initial Assessment for the Company’s Chandalar Mine. On June 11, 2021, the Company announced the completion and results of the Initial Assessment Report with an effective date of May 31, 2021.

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

During the years ended December 31, 2019 and 2020, and through the date of this report in 2021, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s June 30, 2021 financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the six-months ended June 30, 2021.

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

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts totaling $14,200 have been included in accounts payable and interest payable of the Company at December 31, 2020. An additional amount of $355 has been accrued for the six-months ended June 30, 2021, bringing the total amount accrued in accounts payable and interest payable to $14,555 at June 30, 2021.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $86,558, has been included in accounts payable and interest payable of the Company at December 31, 2020. An additional $2,187 has been accrued for the six-months ended June 30, 2021, bringing the total amount accrued in accounts payable and interest payable to $89,656 at June 30, 2021, which includes attorney’s fees and costs also awarded in the judgement plus interest.

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

If an agreement cannot be reached for the transfer of the mining permit and reclamation liability to Goldrich or an operating company that will harvest the placer gold in the deposit, mining will likely not continue at the mine and LOC1 likely will not be paid. Further, in order to operate the mine, Goldrich will be required to raise money to fund replacement equipment, wash plant, infrastructure and initial operating costs to restart the mine, due to the mining assets which have been removed as part of the liquidation of GNP. Although the Company announced the completion of an Initial Assessment Report on June 11, 2021, at the date of this report, there is no candidate for operating the mine without a settling concession as part of the transfer of the permit and the associated reclamation and LOC1 obligations.

Goldrich may not have a reasonable avenue to pursue in restarting the mine and may be limited to raising investment funds for the sole purpose of exploration of the hard rock deposits.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At June 30, 2021, a total of $104,211 is included in accounts payable and interest payable on the consolidated balance sheet.

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

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $16,503 and $8,116 has been accrued at December 31, 2020 and June 30, 2021, respectively, and is included in interest payable at June 30, 2021.

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

•Clarification of Award

In the Partial Final Award given in 2019, the arbitration Panel made an award to NyacAU of $377,253 in damages and pre-award interest relating to 2012 reclamation expenses incurred on Goldrich’s behalf.  Goldrich made an “Application for Modification and Correction of Arbitration Award, for Vacation of Award, or for Resubmission to Arbitration Panel for Clarification”, requesting an order from the Alaska court, under the Alaska Arbitration Act, that the damages awarded for unpaid 2012 reclamation expenses were to be paid to GNP, not NyacAU, and that the Panel clarify the appropriate amount of damages and interest to be paid.  The Panel ruled on this application in “Orders on Respondents’ Motion to Confirm Judgement” noted below.

Orders on Respondents’ Motion to Confirm Judgment

On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Orders on Respondents’ Motion to Confirm Judgment to correct, clarify, or modify an award made in the Partial Final Award, wherein the Panel clarified that 2012 reclamation costs and expenses, plus interest thereon, are owed by the Company to GNP and further clarified that a claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 was awarded to GNP. This event constitutes a ‘Type 1’ event, which required adjustment and recognition to the financial statements for the year ended December 31, 2020. An additional $1,186 in interest was expensed and accrued during the six-months ended June 30, 2021.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2021 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $2,175,066 for interest, $470,388 for payment of the gold notes, $3,763,158 for payment of notes payable to related party, and $1,062,106 for the payment of senior secured loans over the next 12 months as of June 30, 2021. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the six months ended June 30, 2021, we completed financings of $286,000, compared to $348,600 net cash for note financings and placements of our securities during the six months ended June 30, 2020. This brings total notes payable – related party to $3,763,158 and notes payable to $1,062,106. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then Notes payable and Notes payable related party were subsequently amended to make the Notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At June 30, 2021, we had outstanding total notes payable in gold of $470,388, representing 266.789 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On June 30, 2021, we had total liabilities of $10,327,423 and total assets of $662,032. This compares to total liabilities of $9,588,289 and total assets of $703,858 on December 31, 2020. As of June 30, 2021, our liabilities consist of $265,433 for remediation and asset retirement obligations, $470,388 of notes payable in gold, $1,062,106 of notes payable, $3,763,158 of notes payable – related party, $1,960,630 of trade payables and accrued liabilities, $560,024 of accrued interest payable, $1,238,534 of accrued interest payable – related party, $936,532 due to related parties and $30,618 for dividends payable. Of these liabilities, $10,021,990 is due within 12 months. The increase in liabilities compared to December 31, 2020 is due to an increase in trade and related party payables, an increase in interest payable and interest payable – related party and additional borrowings under notes payable - related party, largely resulting from costs associated with arbitration. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the six-months ended June 30, 2021.

On June 30, 2021, we had negative working capital of $10,011,386 and a stockholders’ deficit of $9,665,391 compared to negative working capital of $9,256,903 and stockholders’ deficit of $8,884,431 for the year ended December 31, 2020. Working capital decreased during the six-months ended June 30, 2021 due to the accruals of accounts and trade payables that exceeded cash proceeds from notes payable and notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2021.

During the six months ended June 30, 2021, we used cash from operating activities of $287,608 compared to $328,001 for the period ended June 30, 2020. Net losses were slightly lower year over year due to a decrease in interest expense and finance costs and a gain recognized from the CARES Act PPP loan being forgiven, partially offset by increases in professional services, professional fees and general and administration expenses as we readied the Initial Assessment Report for issuance to the public. Net operating losses were $434,584 and $915,172 for the three- and six-months ended June 30, 2021, respectively, compared with $513,436 and $943,934 for the three and six months ended June 30, 2020, respectively, including depreciation of $0 and $474 for the respective six-month periods.

During the six-month periods ended June 30, 2021 and 2020 respectively, we used no cash in investing activities.

During the six-months ended June 30, 2021, cash of $286,000 was provided by financing activities, compared to $348,600 provided during the same period of 2020.

Private Placement Offerings

No private placement offerings occurred during the six-months ended June 30, 2021 and 2020, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At June 30, 2021, we owed $470,388 for notes payable in Gold, $1,062,106 for notes payable and $3,763,158 for notes payable – related party. Interest payable on these borrowings totaled $1,632,771. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

During September of 2020, the holders of the notes payable and notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,789, of which $168,976 was to a related party. During June of 2021, one holder of the notes payable received shares in lieu of cash for interest. A total of 280,752 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $4,212.

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

Subsequent Events

During July 2021, the Company received $93,749 cash as a result of exercise of Class S and T warrants at an exercise price of $0.03 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 3,124,970 common shares.

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

Changes in internal controls over financial reporting

During the six-months ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of equity securities during the six-months ended June 30, 2021.

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

During the six-months ended June 30, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 16, 2021

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2021

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer