Form 10-Q
period 2021-09-30
GOLDRICH MINING CO
filed 2021-11-22
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Number of shares of issuer’s common stock outstanding at November 22, 2021: 175,665,431.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1.  Financial Statements4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation19

Item 3. Quantitative and Qualitative Disclosures about Market Risk33

Item 4. Controls and Procedures33

PART II – OTHER INFORMATION34

Item 1.  Legal Proceedings34

Item 1A.  Risk Factors34

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds34

Item 3.  Defaults upon Senior Securities34

Item 4.  Mine Safety Disclosure34

Item 5.  Other Information34

Item 6.  Exhibits35

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

•restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of September 30, 2021, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of September 30, 2021, Goldrich’s available cash was approximately $406 and as of November 17, 2021, its available cash was approximately $1,700. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Goldrich Mining Company Consolidated Balance Sheets (Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$ 406	$ 1,931
Prepaid expenses	11,064	50,499
Total current assets	11,470	52,430

Property, equipment, and mining claims:
Mining properties, claims, and royalty option	626,428	626,428
Total property, equipment and mining claims	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$ 662,898	$ 703,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 1,834,434	$ 1,838,362
Interest payable	616,981	452,478
Interest payable – related party	1,381,486	959,504
Related party payable	981,010	787,789
CARES Act PPP loan	-	33,833
Notes payable	1,088,421	1,062,106
Notes payable – related party	3,907,895	3,641,053
Notes payable in gold	464,959	503,590
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	10,305,804	9,309,333

Long-term liabilities:
CARES Act PPP loan	-	16,767
Stock subscription payable	49,700	-
Remediation and asset retirement obligation	267,055	262,189
Total long-term liabilities	316,755	278,956
Total liabilities	10,622,559	9,588,289

Commitments and contingencies (Notes 3, 5, 8)	-	-
Stockholders' deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $ 0.10 par value, 750,000,000 shares authorized; 175,665,431 and 167,926,376 issued and outstanding, respectively	17,566,543	16,792,637
Additional paid-in capital	11,169,127	11,715,072
Accumulated deficit	(38,966,506)	(37,663,315)
Total stockholders’ deficit	(9,959,661)	(8,884,431)
Total liabilities and stockholders' deficit	$ 662,898	$ 703,858

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses:
Mine preparation costs	$ 9,108	$ (19,561)	$ 40,805	$ 74,450
Exploration expense	-	-	8,012	-
Depreciation	-	240	-	714
Management fees and salaries	48,525	66,025	158,281	160,094
Professional services	12,209	36,326	92,706	43,321
General and administration	70,117	83,085	284,417	235,141
Office supplies and other	5,788	5,003	17,924	8,964
Directors' fees	2,400	6,600	18,700	9,600
Mineral property maintenance	20,991	28,764	83,963	83,569
Arbitration costs (Note 3)	9,998	53,229	74,731	119,227
Settlement expense	-	59,500	-	59,500
Total operating expenses	179,136	319,211	779,539	794,580

Other (income) expense:
Miscellaneous income	-	-	-	(2,000)
Change in fair value of notes payable in gold	(5,429)	30,761	(38,631)	96,150
Interest expense and finance costs	214,312	185,625	613,418	590,801
Gain on forgiveness of CARES Act PPP loan	-	-	(51,135)	-
Total other (income) expense	208,883	216,386	523,652	684,951

Net loss	388,019	535,597	1,303,191	1,479,531

Preferred dividends	1,917	1,917	5,688	5,708
Net loss available to common stockholders	$ 389,936	$ 537,514	$ 1,308,879	$ 1,485,239

Net loss per common share – basic and diluted	$ Nil	$ Nil	$ (0.01)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	175,427,662	143,422,378	172,282,832	140,866,022

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
	Preferred Stock Shares	Preferred Stock No Par Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

2020 Stockholders’ Deficit
Balance, December 31, 2019	151,053	$271,175	139,573,798	$13,957,380	$13,905,542	$(35,493,775)	$(7,359,678)
Net loss						(430,498)	(430,498)
Balance, March 31, 2020	151,053	$271,175	139,573,798	$13,957,380	$13,905,542	$(35,924,273)	(7,790,176)
Net loss						(513,436)	(513,436)
Balance, June 30, 2020	151,053	$271,175	139,573,798	$13,957,380	$13,905,542	$(36,437,709)	$(8,303,612)
Shares issued upon exercise of warrants	-	-	7,999,997	800,000	(560,000)	-	240,000
Shares issued for accrued interest	-	-	13,719,248	1,371,924	(1,166,136)	-	205,788
Net loss	-	-	-	-	-	(535,597)	(535,597)
Balance, September 30, 2020	151,053	$271,175	161,293,043	$16,129,304	12,179,406	$(36,973,306)	$(8,393,421)

2021 Stockholders’ Deficit
Balance, December 31, 2020	151,053	$271,175	167,926,376	$16,792,637	$11,715,072	$(37,663,315)	$(8,884,431)
Shares issued upon exercise of warrants	-	-	4,333,333	433,333	(303,333)	-	130,000
Net loss	-	-	-	-	-	(480,588)	(480,588)
Balance, March 31, 2021	151,053	$271,175	172,259,709	$17,225,970	$11,411,739	$(38,143,903)	$(9,235,019)
Shares issued for accrued interest	-	-	280,752	28,076	(23,864)	-	4,212
Net loss	-	-	-	-	-	(434,584)	(434,584)
Balance, June 30, 2021	151,053	$271,175	172,540,461	$17,254,046	$11,387,875	$(38,578,487)	$(9,665,391)
Shares issued upon exercise of warrants	-	-	3,124,970	312,497	(218,748)	-	93,749
Net loss	-	-	-	-	-	(388,019)	(388,019)
Balance, September 30, 2021	151,053	$271,175	175,665,431	$17,566,543	$11,169,127	$(38,966,506)	$(9,959,661)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$ (1,303,191)	$ (1,479,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	714
Change in fair value of notes payable in gold	(38,631)	96,150
Accretion of asset retirement obligation	4,866	4,679
Gain on forgiveness of CARES Act PPP loan and interest	(51,135)	-
Amortization of discount on notes payable	14,657	17,106
Change in:
Prepaid expenses	39,435	(258,383)
Accounts payable and accrued liabilities	(3,928)	349,211
Interest payable	169,250	171,137
Interest payable – related party	421,982	386,549
Related party payable	193,221	138,320
Net cash used - operating activities	(553,474)	(574,048)

Cash flows from investing activities:
Purchase of membership units of CGL LLC	-	(25,000)
Net cash used – investing activities	-	(25,000)

Cash flows from financing activities:
Proceeds from CARES Act PPP loan	-	50,600
Proceeds from warrant exercises	223,749	240,000
Proceeds from subscription payable	49,700	-
Proceeds from notes payable	25,000	40,000
Proceeds from notes payable – related party	253,500	285,000
Net cash provided - financing activities	551,949	615,600

Net increase (decrease) in cash and cash equivalents	(1,525)	16,552

Cash and cash equivalents, beginning of period	1,931	1,274
Cash and cash equivalents, end of period	$ 406	$ 17,826

Non-cash Investing and Financing Activities:
Common stock issued for interest payable	$ 4,212	$ 205,789

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

1.BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $38,966,506 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

For the three- and nine-month periods ended September 30, 2021 and 2020, potentially dilutive shares including outstanding stock options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended September 30, 2021 and 2020, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	September 30, 2021	September 30, 2020
Stock options	1,050,000	1,075,000
Warrants	26,450,058	43,875,030
Convertible Preferred Stock	32,190,475	32,190,475
Total	59,690,533	77,140,505

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

GNP:

The Company has an equity investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 3 Joint Venture. Additionally, the ownership interests of the joint venture are not traded on any established market, and the fair value of the joint venture cannot be readily determined or estimated. Therefore, the Company measures its investment in the joint venture at cost less impairment, adjusted for any distributions from GNP received during the period. The carrying amount of this investment was $0 as of September 30, 2021 and December 31, 2020, respectively.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and measures its investment in the joint venture at cost less impairment, adjusted for any distributions received from GNP during the period. During the nine months ended September 30, 2021 and 2020, CGL had no operating activities. In 2016 and 2017, Goldrich accrued a distribution due to CGL of $35,794 in accrued liabilities, and if and when that distribution is remitted to CGL by GNP, the Company would in turn receive a distribution of approximately 49% of that distribution from CGL as a result of its ownership.

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

During 2021 and 2020, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2021	Balance December 31, 2020	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$ 464,959	$ 503,590	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at September 30, 2021 and December 31, 2020. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies for additional information and rulings subsequent to September 30, 2021.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through September 30, 2021, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors fees.

CEO	Nine Months ended 9/30/21	Year ended 12/31/20
Balance at beginning of period	$ 590,851	$ 426,500
Deferred salary	135,000	166,000
Deferred expenses	32,213	17,351
Payments	-	(19,000)
Ending Balance	$ 758,064	$ 590,851

CFO
Balance at beginning of period	$ 88,736	$ 78,644
Deferred	23,308	27,354
Payments	(16,000)	(17,262)
Ending Balance	$ 96,044	$ 88,736

Board fees payable	126,902	108,202
Total Related party payables	$ 981,010	$ 787,789

5.NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At September 30, 2021, the Company had outstanding notes payable of $1,088,421 and outstanding notes payable – related party of $3,907,895. At December 31, 2020, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable - related party of $3,641,053. The notes payable and notes payable – related party accrued interest of 15% and are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the nine-months ended September 30, 2021, the Company received additional tranches of notes payable of $26,316, discounted at 5%, or $1,316, resulting in net proceeds of $25,000 and of $266,842, discounted at 5%, or $13,341 resulting in net proceeds of $253,500 from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the nine-months ended September 30, 2020, the Company received a tranche of notes payable for $342,105, discounted at 5%, or $17,106, resulting in net proceeds of $325,000, of which $285,000 was from a related party, Nicholas Gallagher. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs and the note balances are classified as current.

During the three- and nine-months ended September 30, 2021, the Company accrued finder fees totaling $4,875 and $8,355, respectively, compared to $810 and $9,750 for the three- and nine-month periods ended September 30, 2020, which is included in accounts payable. Interest of $183,175 and $541,864 was expensed during the three- and nine-month periods ended September 30, 2021 of which $142,952 and $421,982 was to related parties, respectively, which is included in interest expense and finance costs on the

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

consolidated statements of operations. This is compared to $162,671 and $504,457 for the three- and nine-month periods ended September 30, 2020, respectively. Interest of $362,682 and $1,381,486 is accrued at September 30, 2021 and is included in interest payable and interest payable – related party, respectively. Interest of $247,012 and $959,504 was accrued at December 31, 2020 and is included in interest payable and interest payable – related party. Interest due at September 30, 2021 and December 31, 2020 was not timely paid and is due within 10 days of a demand notice by the holders. There has been no notice of default or demand issued by any holder.

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

2.The Company entered into a written Guaranty whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

The Company and Mr. Gallagher agreed in the Amended Agreement that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share. In a separate agreement dated September 10, 2020, the Company and note holders, agreed to convert $36,813 of unpaid interest into shares of the Company’s common stock at $0.015 per share. During the year ended December 31, 2020, a total of 13,719,248 common shares were issued to the holders in exchange for interest payable of $205,788, of which $168,976 was payable to Mr. Gallagher. During the nine-months ended September 30, 2021, a total of 280,752 common shares were issued to one holder in exchange for interest payable of $4,212 at $0.015 per share, the conversion price in the Amended Agreement.

Effective August 25, 2021, the Company entered into First Amendment to the Amended and Restated Loan, Security, and Intercreditor Agreement dated November 1, 2019, with Mr. Gallagher, in his capacity as agent for and on behalf of the holders of the notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the First Amendment:

1.All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes, and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

2.All loans arising after August 25, 2021 by any new or existing holder other than Mr. Gallagher, after Mr. Gallagher has consented in writing to such loan or advance, will be designated as Senior Notes.

3.The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

4.The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At September 30, 2021 and December 31, 2020, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on September 30, 2021 of approximately $1,743 per ounce as quoted on the London PM Fix market or $464,959 in total. The change in fair value of ($38,631) and $96,150 during the nine-months ended September 30, 2021 and September 30, 2020, respectively is included in the consolidated statement of operations.

At December 31, 2020, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2020, the Company had outstanding total notes payable in gold of $503,590.

Interest of $10,680 and $30,935 was expensed during the three- and nine-months ended September 30, 2021, respectively, and $82,458 is accrued at September 30, 2021 and is included in interest payable. Interest of $9,675 and $28,123 was expensed during the three- and nine-months ended September 30, 2020, respectively.

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

8.STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2020, holders of Series Q Warrants exercised 7,999,997 warrants for $0.03 per share to acquire 7,999,997 shares of the Company’s common stock for total cash proceeds of $240,000 to the Company. No warrants were issued during the year ended December 31, 2020. Also, 5,000,000 Series O warrants, 2,250,000 Series P warrants, 1,200,000 Series P-2 warrants expired during the nine months ended September 30, 2021.At September 30, 2020, the Company had a total of 43,875,030 warrants outstanding.

During the nine months ended September 30, 2020, holders of Series S Warrants exercised 4,333,333 warrants for $0.03 per share to acquire 4,333,333 shares of the Company’s common stock for total cash

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

proceeds of $130,000 to the Company. Also, holders of Series T Warrants exercised 3,124,970 warrants for $0.03 per share to acquire 3,124,970 shares of the Company’s common stock for total cash proceeds of $93,749 to the Company. No warrants were issued during the nine months ended September 30, 2021. Also, 3,333,333 Series R warrants expired during the nine months ended September 30, 2021. At September 30, 2021, the Company had a total of 26,450,058 warrants outstanding.

During the nine months ended September 30, 2021, the Company received funds from two holders of Series T Warrants in the amount of $49,700 total proceeds to the Company, which is included in subscription payable on the consolidated balance sheet at September 30, 2021. Upon exercise of the 1,656,666 Series T Warrants priced at $0.03 per share, the Company will issue 1,656,666 common shares to the two holders.

9.COMMITMENTS AND CONTINGENCIES

The Company has two near-term commitments:

•$125,945 for claims fees due on November 30, 2021 for the 2021-2022 claims year,

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record.

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the nine-months ended September 30, 2021.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the nine-months ended September 30, 2021 or any previous period through the date of this report.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. Goldrich has accrued a liability for this ruling on its consolidated balance sheet of $421,366 included in accounts payable and interest payable at December 31, 2020 and September 30, 2021; however, Goldrich had contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award. The Panel issued a ruling on this matter on April 7, 2021, see below.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts plus additional interest have been included in accounts payable and interest payable on the consolidated balance sheet, respectively, at December 31, 2020, and remain unpaid at September 30, 2021.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020 and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. As of September 30, 2021, a total amount of $133,454 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet.

Final Post Award Orders

On September 4, 2020, the arbitration panel issued Final Post Award Orders, wherein the panel issued rulings on multiple issues, including but not limited to, those discussed below:

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements (unaudited)

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

On April 7, 2021, the arbitration Panel issued two orders:

-Order on respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-Order on Respondents’ Motion to Confirm Judgment, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This amount has been accrued in the financial statements and is included in accounts payable and interest payable on the consolidated balance sheet as of December 31, 2020, bringing the total 2012 reclamation and interest payable at December 31, 2020 to $488,544. During the nine-months ended September 30, 2021, an additional $14,057 in interest has been recognized, bringing the total 2012 reclamation and interest payable balance to $502,611.

10.SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company entered into additional notes payable totaling $42,500, net of discounts, from a related party.

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

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases.

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners.  In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s September 30, 2021 financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the nine months ended September 30, 2021.

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

•The Panel awarded Dr. James $9,858, plus prejudgment interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. These amounts totaling $14,200 have been included in accounts payable and interest payable of the Company at December 31, 2020. An additional amount of $533 has been accrued for the nine months ended September 30, 2021, bringing the total amount accrued in accounts payable and interest payable to $14,733 at September 30, 2021.

•The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. The award plus interest, totaling $86,558, has been included in accounts payable and interest payable of the Company at December 31, 2020. An additional $3,246 has been accrued for the nine months ended September 30, 2021, bringing the total amount accrued in accounts payable and interest payable to $89,804 at September 30, 2021. Attorney’s fees and costs also awarded in the judgement plus interest of $946 are included in accounts payable and interest payable at September 30, 2021.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At September 30, 2021, a total of $133,454 is included in accounts payable and interest payable on the consolidated balance sheet.

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

c)NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. While we continue to work with the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, it has recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. Additional interest of $16,503 and $12,264 has been accrued at December 31, 2020 and September 30, 2021, respectively, and is included in interest payable at September 30, 2021.

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

Orders on Respondents’ Motion to Confirm Judgment

On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Orders on Respondents’ Motion to Confirm Judgment to correct, clarify, or modify an award made in the Partial Final Award, wherein the Panel clarified that 2012 reclamation costs and expenses, plus interest thereon, are owed by the Company to GNP and further clarified that a claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 was awarded to GNP. This event constitutes a ‘Type 1’ event, which required adjustment and recognition to the financial statements for the year ended December 31, 2020. An additional $1,792 in interest was expensed and accrued during the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2021 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $1,998,467 for interest, $464,959 for payment of the gold notes, $3,907,895 for payment of notes payable to related party, and $1,088,421 for the payment of senior secured loans over the next 12 months as of September 30, 2021. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration.  We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the nine months ended September 30, 2021, we completed financings of $278,500, compared to $325,000 net cash for note financings and placements of our securities during the nine months ended September 30, 2020. This brings total notes payable – related party to $3,907,895 and notes payable to $1,088,421. Notes payable to third parties totaling $967,371 were subsequently amended to extend the due date to February 28, 2019, and then Notes payable and Notes payable related party were subsequently amended to make the Notes due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At September 30, 2021, we had outstanding total notes payable in gold of $464,959, representing 266.789 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On September 30, 2021, we had total liabilities of $10,622,559 and total assets of $662,898. This compares to total liabilities of $9,588,289 and total assets of $703,858 on December 31, 2020. As of September 30, 2021, our liabilities consist of $267,055 for remediation and asset retirement obligations, $464,959 of notes payable in gold, $1,088,421 of notes payable, $3,907,895 of notes payable – related party, $1,834,434 of trade payables and accrued liabilities, $616,981 of accrued interest payable, $1,381,486 of accrued interest payable – related party, $981,010 due to related parties and $30,618 for dividends payable. Of these liabilities, $10,305,804 is due within 12 months. The increase in liabilities compared to December 31, 2020 is due to an increase in related party payables, an increase in interest payable and interest payable – related party and additional borrowings under notes payable - related party, largely resulting from costs associated with arbitration and the normal operating costs of the Company. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the nine months ended September 30, 2021.

On September 30, 2021, we had negative working capital of $10,294,334 and a stockholders’ deficit of $9,959,661 compared to negative working capital of $9,256,903 and stockholders’ deficit of $8,884,431 for the year ended December 31, 2020. Working capital decreased during the nine months ended September 30, 2021 due to the accruals of accounts and trade payables that exceeded cash proceeds from notes payable and notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2021.

During the nine months ended September 30, 2021, we used cash from operating activities of $553,474 compared to $574,048 for the period ended September 30, 2020. Net losses were slightly lower year over year due to a gain recognized from the CARES Act PPP loan being forgiven, partially offset by increases in interest expense, professional services, professional fees and general and administration expenses as we readied the Initial Assessment Report for issuance to the public. Net operating losses were $388,019 and $1,303,191 for the three- and nine-months ended September 30, 2021, respectively, compared with $535,597 and $1,479,531 for the three and nine months ended September 30, 2020, respectively, including depreciation of $240 and $714 for the respective nine-month periods.

During the nine-month periods ended September 30, 2021 and 2020 respectively, we used $0 and $25,000 cash in investing activities.

During the nine months ended September 30, 2021, cash of $551,949 was provided by financing activities, compared to $615,600 provided during the same period of 2020.

Private Placement Offerings

No private placement offerings occurred during the nine months ended September 30, 2021 and 2020, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At September 30, 2021, we owed $464,959 for notes payable in Gold, $1,088,421 for notes payable and $3,907,895 for notes payable – related party. Interest payable on these borrowings totaled $1,826,626. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Effective August 25, 2021, the Company entered into First Amendment to the Amended and Restated Loan, Security, and Intercreditor Agreement (“First Amendment”) dated November 1, 2019, with Mr. Gallagher, in his capacity as agent for and on behalf of the holder of the notes payable.

Under the First Amendment, all loans made to date and all additional loans under the notes by Mr. Gallagher will be senior notes and all loans by the other holders made prior to August 25, 2021 will be junior notes. All loans arising after August 25, 2021 by any new or existing holder other than Mr. Gallagher, after Mr. Gallagher has consented in writing to such loan or advance, will also be designated as senior notes.

Subsequent Events

Subsequent to the nine months ended September 30, 2021, the Company entered into additional notes payable totaling $42,500, net of discounts from a related party.

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

Changes in internal controls over financial reporting

During the nine months ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of equity securities during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  November 22, 2021

GOLDRICH MINING COMPANY

By   /s/  William Schara

William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 22, 2021

GOLDRICH MINING COMPANY

By    /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer