Form 10-K
period 2021-12-31
GOLDRICH MINING CO
filed 2022-03-30
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $6,084,785. This figure is based on the closing sale price of $0.047 per share of the Registrant’s common stock on June 30, 2021 on the OTCQB.

Number of shares of Common Stock outstanding as of March 30, 2022: 182,448,412

GOLDRICH MINING COMPANY
FORM 10-K
December 31, 2021

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Goldrich’s business, as manifested in:

●	the inability of Company management, geologic professionals and contractors to travel to the Company’s Alaska property to engage in any meaningful field work,

●	restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

●	a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and subdued capital-raising activities,

As of December 31, 2021, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both their workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts. There has been no material adverse impact to the Company’s business operations due to remote work. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include but are not limited to:

●	estimates of resources or reserves;

●	our anticipated results and developments in future periods;

●	statements regarding our exploration plans at our Chandalar property;

●	statements regarding our plans to finance our operations;

●	statements regarding future costs and expenditures;

●	statements regarding our anticipated plan of operation; and

●	other matters that may occur in the future.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic and its effects on our ability to conduct business activities, attract capital, travel and meet with parties to forward our strategic directives;

●	risks related to our ability to continue as a going concern being in doubt;

●	risks related to our history of losses;

●	risks related to our outstanding gold forward sales contracts and notes;

●	risks related to need to raise additional capital to fund our exploration and, if warranted, development and production programs;

●	risks related to our property not having any proven or probable reserves;

●	risk related to our limited history of commercial production;

●	risk related to operating a mine;

●	risk related to accurately forecasting, extraction and production;

●	risks related to our dependence on a single property – the Chandalar property;

●	risks related to climate and location restricting our exploration and, if warranted, development and production activities;

●	risks related to our mineralization estimates being based on limited drilling data;

●	risks related to our exploration activities not being commercially successful;

●	risks related to actual capital costs, production or economic return being different than projected;

●	risk related to our joint venture arrangements;

●	risks related to unfavorable outcomes of the joint venture arbitration proceedings;

●	risks related to mineral exploration;

●	risks related to increased costs;

●	risks related to a shortage of equipment and supplies;

●	risk related to fluctuations in gold prices;

●	risks related to title to our properties being defective;

●	risks related to title to our properties being subject to claims;

●	risks related to estimates of resources or reserves;

●	risks related to government regulation;

●	risks related to environmental laws and regulation;

●	risks related to land reclamation requirements;

●	risks related to future legislation regarding mining laws;

●	risks related to future legislation regarding climate change;

●	risks related to our lack of insurance coverage for all risks;

●	risks related to competition in the mining industry;

●	risks related to our dependence on key personnel;

●	risks related to our executive offices not dedicating 100% of their time to our company;

●	risks related to potential conflicts of interest with our directors and executive officers;

●	risks related to market conditions;

●	risks related to our disclosure controls and procedures; and

●	risks related to our shares of common stock.

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

ITEM 1. BUSINESS

Overview and History

We are a minerals company in the business of acquiring and advancing mineral properties to the discovery point, where we believe maximum shareholder returns can be realized. Although we have conducted limited extraction of gold on one of our gold prospects, Goldrich is an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) under Subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended “Subpart 1300”), although over $50 million in revenue from gold has been extracted from its claims since 2015.

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

Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in Subpart 1300. The probability that ore reserves that meet SEC Subpart 1300 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. We commissioned an independent engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar placer mine, completed in June 2021, according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in Subpart 1300. The new disclosure requirements under Subpart 1300 replaced the SEC Industry Guide 7, and mining registrants on January 1, 2021. The new disclosure requirements under Subpart 1300 allow issuers to disclose inferred, indicated and measured resources as defined therein. Subject to the findings of Company’s initial assessment, we will decide if a preliminary feasibility study should also be prepared for the Chandalar placer mine. A preliminary feasibility study allows an issuer to disclose any proven or probable mineral reserves on a mineral property.

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

2019 - 2021: GNP was dissolved in 2019 due to its inability to reach commercial production, and no mining activities were undertaken in 2019, 2020, and 2021.

Although GNP extracted over 42,000 ounces of fine gold from 2013 to 2018, GNP failed to meet the minimum production requirements under the GNP Operating Agreement. Goldrich began arbitration proceedings against NyacAU and certain NyacAU related parties in 2017 (see Joint Venture Agreement and Arbitration below). GNP was dissolved in June 2019 and is in the late stages of the process of liquidation. Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed in March through mid-April 2019. There was no gold extracted in 2019, 2020, and 2021. NyacAU is the holder of the mine permits and began reclamation of the mine in 2019. NyacAU is responsible for future reclamation costs. Goldrich hired an independent mining engineering firm in 2019 to formulate a mine plan and complete an initial assessment under Subpart 1300 to determine if Goldrich should pursue production at the placer mine. The mine plan and initial assessment were completed in June 2021. Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them (see Joint Venture Agreement below for details of the GNP joint venture, arbitration activities and the joint venture’s pending liquidation).

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

Taxes Pertaining to Mining

Alaska’s tax and regulatory policy is widely viewed by the mining industry as offering the most favorable environment for establishing new mines in the United States. The mining taxation regimes in Alaska have been stable for many years. There is regular discussion of taxation issues in the legislatures but no changes have been proposed that would significantly alter their current state mining taxation structures. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the State of Alaska’s tax regimes. Amendments to current laws, regulations and permits governing our operations and the general activities of mining and exploration companies, or more stringent implementation thereof, could cause unanticipated increases in our exploration expenses, capital expenditures or future production costs, or could result in abandonment or delays in establishing operations at our Chandalar property. Although management has no reason to believe that new mining taxation laws that could adversely impact our Chandalar property will materialize, such an event could and may happen in the future.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a timetable for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. The Alaska DEC has notified us that further sampling will need to be performed in and around the streambed from the mine site to the stream’s confluence into Chandalar Lake. At December 31, 2021, we have an accrued liability of $100,000 in our financial statements for sampling and remediation costs.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2021, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2021, we raised $447,000 net cash from senior secured notes payable to third-party and related-party persons, as described elsewhere, and $347,414 in warrant exercises, as described elsewhere. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

GNP was dissolved in 2019 and is now in the process of liquidation. We are seeking to raise sufficient capital to continue profitably operating the mine. The current plant has been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolved GNP operations with commensurate gold extraction by us or a qualified third-party operator, we cannot assure you we will have sufficient capital to implement our plan of operation, that we will be successful in beginning gold extraction operations in the future, the timing for any such operations or that the extraction results in future years will be similar to past results.

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

We have incurred losses since inception, with the exception of the year ended December 31, 2015, and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended 2015, but we incurred net losses during each of the following more recent periods:

●	$1,759,159 for the year ended December 31, 2021;

●	$2,169,540 for the year ended December 31, 2020;

●	$2,603,065 for the year ended December 31, 2019; and

●	$3,779,949 for the year ended December 31, 2018.

We had an accumulated deficit of approximately $39.4 million as of December 31, 2021. We expect to continue to incur losses unless and until such time as the Chandalar Mine or one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold or our secured senior secured notes, which may result in us losing some of our rights to gold from Chandalar alluvial extraction operations and may adversely affect our assets, results of operations and future prospects.

At December 31, 2021, a portion of the Company’s notes payable in gold outstanding, with a net liability of $481,780, obligate the Company to deliver 266.788 ounces of fine gold on demand. To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. These notes are secured against our right to future distributions of gold extracted from subsequent gold mining operations. At December 31, 2021, we owed secured senior notes to related parties totaling $4,064,211 and outstanding notes payable to unrelated parties of $1,088,421, payable within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. These notes are secured against all of the assets and property of each of Goldrich Mining Company and Goldrich Placer, LLC, whether real, personal or mixed, in which the holders of any Notes (or their Collateral Agent) hold a security interest at such time, including any property subject to liens or security interest granted by the Deed of Trust.

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

In 2017, we, our subsidiary and the joint venture, as claimants, filed an arbitration statement of claim before a three-member Arbitration Panel (“the Panel”), against our JV partner and its affiliates; NyacAU, LLC (“NyacAU”), BEAR Leasing, LLC, and Dr. J. Michael James, as respondents. In 2018, the respondents filed a counter-claim against the Company, its subsidiaries and certain members of our current and former management, the counterclaim respondents. Since 2019 and through the date of this report, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions some have been in favor of our JV partner and its affiliates. Under the terms of the Operating Agreement, both partners are required to abide by the rulings proceeding from the arbitration Panel. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. On December 4, 2020, the Panel issued Supplemental Orders 5-8, wherein the Panel issued rulings on multiple material issues. Subsequent to the year ended December 31, 2020, on April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Order on Respondents’ Motion to Confirm Judgment wherein the Panel issued rulings to clarify, modify, or correct an award made in the Partial Final Award. On August 30, 2021, the Panel also issued Second Partial Final Award and Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues. A summary of each award is provided below in the Item 2: Properties section under Arbitration.

The arbitration has settled many matters, but remains open to accommodate the final activities of liquidation and winding up of GNP. We are working with NyacAU to settle the remaining issues and awards.

GNP is in liquidation.

NyacAU filed the formal Notice of Dissolution in May 2019 and received the certificate of dissolution in July with an effective date of June 3, 2019. GNP has been in the liquidation process (see Joint Venture Agreement and Arbitration below). The Panel ruled that NyacAU should continue as the manager of the liquidation. Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019. The Panel has jurisdiction over the liquidation process. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters. The Panel may or may not rule in our favor.

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

Our resource estimate at Chandalar is based on a limited amount of drilling completed to date.

We commissioned an independent engineering firm to complete a mining plan and initial assessment (“IA”) for the Chandalar Alluvial Gold Deposit on our Chandalar property according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in Subpart 1300. The IA was completed in June 2021. The IA is based on a limited amount of drilling completed during 2007, 2013, and 2017. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of resources will ever be established as proven and probable reserves as defined in the new SEC regulations in Subpart 1300. Any gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

Our exploration activities may not result in commercially successful mining operations.

Our operations are focused on mineral exploration, which is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The focus of our current exploration plans and activities is conducting mineral exploration and deposit definition drilling at Chandalar. The success of this gold exploration is determined in part by the following factors:

●	identification of potential gold mineralization based on analysis;

●	availability of government-granted exploration permits;

●	the quality of our management and our geological and technical expertise; and

●	capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to determine metallurgical processes to extract metal, and to establish commercial mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit at Chandalar would be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Any gold resources that may be discovered at Chandalar may be of insufficient quantities to justify commercial operations.

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

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals. Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any economic assessment estimates of resources or reserves on our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated quantities of resources or reserves at Chandalar and would affect only the resultant cash flow. Because any future mining at Chandalar would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there. Resource or reserve calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our resource or reserve estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project. Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall. Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

Title to our properties may be defective.

We hold certain interests in our Chandalar property in the form of State of Alaska unpatented mining claims. We hold no interest in any unpatented U.S. federal mining claims at Chandalar or elsewhere. Alaska state unpatented mining claims are unique property interests, in that they are subject to the paramount title of the State of Alaska, and rights of third parties to uses of the surface within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The rights to deposits of minerals lying within the boundaries of the unpatented state claims are subject to Alaska Statues 38.05.185 – 38.05.280, and are governed by Alaska Administrative Code 11 AAC 86.100 – 86.600. The validity of all State of Alaska unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

●	The existence and sufficiency of a discovery of valuable minerals;

●	Proper posting and marking of boundaries in accordance with state statutes;

●	Making timely payments of annual rentals for the right to continue to hold the mining claims in accordance with state statutes;

●	Whether sufficient annual assessment work has been timely and properly performed and recorded; and

●	Possible conflicts with other claims not determinable from descriptions of records.

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

Estimates of resources and reserves are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of resources or reserves within the earth using statistical sampling techniques. Estimates of any resources or reserves on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our Chandalar property. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating resources or reserves. If these estimates were to prove to be unreliable, we could implement a plan that may not lead to commercially viable operations in the future.

Government regulation may adversely affect our business and planned operations.

Our mineral exploration activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local residents and other matters in the United States. New rules and regulations may be enacted or existing rules and regulations may be applied in a manner that could limit or curtail exploration at our Chandalar property. The economics of any potential mining operation on our properties would be particularly sensitive to changes in the federal and State of Alaska’s tax regimes.

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

Mineral exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

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

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents; and

●	reasonably re-establish pre-disturbance land forms and vegetation.

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

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards. These rules became effective in the Company’s fiscal year beginning on January 1, 2021. The new rules are codified in subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Subpart 1300”). The new rules may require the preparation and filing of technical reports on the Company’s properties on a more frequent basis than the Company’s historical practice. Such changes to the Company’s reporting requirements and the preparation of technical reports and assessments could result in increased compliance costs. The Company completed an initial assessment on its Chandalar property in 2021 in compliance with the new rules.

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

William V. Schara, our CEO, devotes 100% of his time to company business. Ted Sharp, our CFO, provides services under a consulting arrangement, which permits him to provide services to other companies. Mr. Sharp dedicates approximately 20% of his business time to Goldrich, and currently provides consulting services to a variety of small business clients, which may detract from the time Mr. Sharp can spend on our business. Mr. Sharp often conducts business remotely by internet communication. In the event of a failure of laptop or telecommunications, or at times of internet connection disruption, Mr. Sharp’s ability to communicate with other company personnel or conduct company transactions may be obstructed.

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

The market price of our common stock has ranged from a high of $0.095 and a low of $0.022 during the twelve-month period ended December 31, 2021. The market price for our common stock closed at $0.078 on December 31, 2021, the last trading day of 2021. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities and convertible debt outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2021, we had 179,787,595 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

●	1,050,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2021;

●	32,190,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2021;

●	22,327,894 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2021; and

●	102,079,934 shares of common stock issuable if Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors and a secured note holder, exercises his option to be paid in shares for unpaid interest as of December 31, 2021.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 157,648,303 shares of common stock, and our issued and outstanding share capital would increase to 337,435,898 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve-month period ended December 31, 2021, ranged between a high of $0.095 and a low of $0.022, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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
Taylor
Livengood
Fairbanks
Winter road
Yukon River
Nome
Norton Sound
Alaska
CANADA
St Lawrence Is
Alakanuk
Anchorage
Valdez
Cordova
Haines
Juneau
Ketchikan
Bethel
Nunivak Is
Homer
Prince William Sound
Kodiak
Kodiak Is
BRISTOL BAY
GULF OF ALASKA
Perryville
Fort Randall
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
ENEVELOE MINE
AURORA GULCH
PIONEER
CRYSTAL
McLELLAN CREEK PLACER
BIG SQUAW CR. PLACER
CHANDALAR
BONANZA-JUPITER
McLELLAN
SUMMIT MINE
URANUS
MIKADO MINE
RATCHET RIDGE
ROCK GLACIER
*ENEVELOE
*WOODCHUCK
CHIGA
TOBIN CR. PLACER
BIG CREEK BOWL
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

The Company entered into First Amendment to the Amended and Restated Loan, Security, and Intercreditor Agreement dated November 1, 2019 with Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors, in his capacity as Agent for and on behalf of Gallagher and other lenders to amend the Senior Secured Note financing effective as of August 25, 2021. Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and similar assets. For more information see Notes Payable and Notes Payable – Related Party below.

Chandalar Geology and Mineralization

Refer to Maps 3 and 4 for graphic representation of both the hard-rock (lode) prospects and alluvial (placer) fans on which we are focusing varying degrees of exploration effort, as determined by exploration activities already completed in prior years.

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits that have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in Subpart 1300. The probability that ore reserves that meet Subpart 1300 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. However, in June 2021, Goldrich released the results of an independent Initial Assessment Report (the “IA”), prepared in accordance with the new SEC Subpart 1300 property disclosure requirements, for the Company’s Chandalar placer mine in the Chandalar Gold District in Alaska as discussed below in Historical Mining and Exploration Activities in the Modern Era.

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

2008

The analytical processing of the 3,031 drill samples and report on the final results of the samples gold contents from our 2007 placer drill program was completed by March of 2008. From these results, we concluded that we discovered a relatively large alluvial gold deposit of sufficient grade to be potentially economical to mine under prevailing gold prices. This drill program delineated approximately 10.5 million cubic yards of mineralized material at an average grade of 0.025 ounces (0.78 grams) gold per cubic yard containing an estimated 250,000 ounces of gold (This mineralized material was not a mineral reserve as defined in SEC Industry Guide 7 but, as noted above and detailed below, an Initial Assessment was completed in 2021 according to the new SEC disclosure requirements in Subpart 1300). We believe that with continued drilling, the mineralized body may be substantially increased.

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
BIG SQUAW CR. UNRECORDED PRODUCTION
AURORA GULCH EXPOSURE
McLELLAN CREEK UNRECORDED PRODUCTION
TOBIN CR. PLACER PRODUCTION >21,060 oz Gold
BIG CREEK PLACER PRODUCTION >25,400 oz Gold
13 additional 40 acre MTRSC claims along Big Creek south of map border.
Boulder Creek
7,495,000 N.
7,490,000 N.
T 32 N
T 31 N
McLellan Peak
Placer exploration target
Past Placer production
2009 Placer Bulk Test
PROPOSED DRILL HOLE & ORIENTATION
1 st PRIORITY
2 nd PRIORITY
Strata-bound lode target-showing inferred extension at depth
Shear zone
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

Drilling results draw us to focus on two prospects – Aurora and Rock Glacier – which we believe are geologically associated and related to the same controlling mineralizing features. Intercepts include:

●	1.5 meters (5.0 feet) at 6.57 g/t Au in Hole LS11-0063 on the Aurora prospect;

●	2.1 meters (7.0 feet) at 6.02 g/t Au in Hole LS11-0041 on Rock Glacier

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

2021 and plans for 2022 and beyond

In June 2021, Goldrich released the results of an independent Initial Assessment Report (the “IA”), prepared in accordance with the new SEC Subpart 1300 property disclosure requirements, for the Company’s Chandalar placer mine in the Chandalar Gold District in Alaska. The IA was prepared by Global Resources Engineering (“GRE”), a widely-respected mining engineering firm in Denver, Colorado.

Using a base case gold price of $1,650, the key economic results of the IA with a summarized gold price sensitivity analysis were as follows:

Parameter	Base Case $1,650 Gold	Gold Price Sensitivity Analysis
		$1,500	$2,000	$2,500
Undiscounted Pre-Tax Net Cash Flow:	$75 million	$57 million	$116 million	$175 million
After-tax NPV@5%(1):	$64 million	$50 million	$92 million	$129 million
After-tax IRR(1):	139%	112%	195%	275%
Undiscounted After-tax Net Cash Flow(1):	$72 million	$57 million	$103 million	$145 million
After-tax Payback Period (years):	1.3	1.44	1.19	1.1
All-in Sustaining Costs:	$799/Au oz.
All-in Costs:	$1,064/Au oz.
Total Operating Costs:	$646/Au oz.

The IA also estimated pit-constrained mineral resources for the Little Squaw Creek Placer deposit as follows:

Classification	Resource Volume (1000s bcy)	Raw(1) Gold Grade (troy oz./bcy)	Raw(1) Gold (troy oz)	Fine(2) Gold (troy oz)
Measured	2,609	0.0302	79,000	69,000
Indicated	2,188	0.0265	58,000	51,000
Measured & Indicated	4,797	0.0285	138,000	120,000
Inferred	771	0.0245	19,000	17,000

(1)	Raw Gold - Gold as recovered from the placer deposit, historically 84% gold and 16% other metals like silver and copper (referred to as 840 fine).

(2)	Fine Gold - Gold that is 99.99% pure (referred to as 9999 fine).

Figure 1 – Proposed 2022 Drill Pad Sites:

A complete copy of the IA may be downloaded at https://www.goldrichmining.com/chandalar-gold-district/technical-reports.html. Goldrich will decide if a preliminary feasibility study should also be prepared for the Chandalar Mine. A preliminary feasibility study would allow Goldrich to disclose any reserves of the Chandalar Mine.

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. Subject to financing, Goldrich plans to commence an initial 12,000-foot program in May 2022.

The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. The angularity of the placer gold nuggets also indicates close proximity to a hard-rock source.

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

The Company’s geologists have compiled and analyzed all available geophysical, geochemical, and geological technical data with the objective of identifying the best spots to proceed with exploratory drilling. The most useful component in the data portfolio is the record of the number and intensity of dikelet intercepts in each drill hole. This is found to be most pronounced in the lowest 62-meter (203 ft.) interval of diamond drill core hole LS 11-0060 drilled at -55° for 263 meters (863 ft.). This drill hole hit a vertical section of a gold bearing dikelet swarm for some 50 meters (164 ft.) and terminated within it at a vertical depth of 180 meters below the surface cover of the Rock Glacier prospect. There are no other drill tests of this location. Combined with other supporting technical data (such as the Little Squaw Creek gold placer deposit about 2.6 km ((1.6 miles)) downstream from it), this site constitutes the best target choice for discovery of a mineralized pluton deeper under or in the immediate vicinity of the Rock Glacier. The next drill test is designed to penetrate 300 meters below the Rock Glacier. The possibility also exists that a more prolific zone of higher density gold-mineralized dikelets could be intersected, which could constitute a gold deposit discovery.

The Company believes it is progressing step by step in solving the more than century-old puzzle of how the more than 50 scattered gold prospects of the Chandalar gold mining district may be genetically related or what other commonality they may have. It is variously manifested in abundant gold showings within an oval NE-oriented zone some 3 km wide and 6 km long (about 18 km²). The Chandalar magmatic-hydrothermal alteration “system” is recognized as a geological fact by those studying it and is being used as a working model on which to base future explorations. There may be several plutons along this stretch of this zone feeding the “system”. In 2021 and onward, the Company will be focused on identifying “hot spots” within this zone for drill testing.

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

As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement, and as a result the JV was formally dissolved in May 2019 and, as of December 31, 2021, is in the process of being liquidated. The Panel has jurisdiction over the liquidation process and has ruled that NyacAU should continue as the manager of the liquidation. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.

Under the terms of the joint venture agreement (the “Agreement”), the JV was to make annual Member’s Distributions of 10% of the balance of revenue generated by the Joint Venture after deducting Operating Expenses as defined by the GNP Operating Agreement. Related to these distributions, on June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2020 and 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount was accrued for the 2018 distribution due to the dissolution of the JV, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration below). During the year ended December 31, 2020, Goldrich purchased 595,000 membership units, or approximately 49% of CGL’s membership units for $25,000. This provides Goldrich with 49% of any distributions produced by GNP and paid to CGL. The Company accounts for its investment in CGL using the equity method. The Company does not anticipate any distributions from CGL until the placer resumes production.

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

During the years ended December 31, 2019, 2020, and 2021, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions and some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record. On November 30, 2019, the Panel issued the Partial Final Award and concurrently the Second Interim Award regarding Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”). On September 4, 2020, the Arbitration Panel (the “Panel”) issued the Final Post Award Orders, wherein the Panel issued rulings on multiple material issues. On December 4, 2020, the Panel issued Supplemental Orders 5-8. On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission. On April 7, 2021, the Panel also issued Order on Respondents’ Motion to Confirm Judgment. On August 30, 2021, the Panel also issued Second Partial Final Award and Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues. A summary of each award is provided below. Matters of minor significance on which the Panel ruled or waived actions on matters over which the Panel had no jurisdiction are not included in the summary.

The Partial Final Award

A summary of the various matters addressed in the Partial Final Award is as follows:

Capital vs. Operating Leases

In response to a claim made by Goldrich, the Panel ruled that certain leases were capital leases, rather than operating leases, which increased the basis upon which distributions are made to the JV partners. In addition, the Panel modified the interest rates applicable to the leases, which decreased the profitability of the JV for the change in interest on all leases but only decreased the basis upon which distributions are made to Goldrich for leases that were deemed to be operating leases. The net change had no effect on the Company’s financial statements. The ruling did, however, affect the amount of interim distributions made from GNP to Goldrich for 2016 and 2017 as noted below.

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

Interim Distributions to Goldrich for 2016 and 2017

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the year ended December 31, 2021.

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

Other

●	The arbitration awarded NyacAU’s request that an entry be made on GNP’s books for unpaid and unbilled interest expense of $66,180 under the appropriate Lease, incurred during the period of construction of the wash plant. In the liquidation process, NyacAU (through Bear Leasing) shall be treated as a third-party creditor with respect to the recovery of this amount from GNP.

●	The Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to 2012 Goldrich reclamation costs. The matter is further discussed below in the summary for Judgements issued by Superior Court.

●	The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. We have vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus interest of 5% and legal fees. The matter is further discussed below in the summary for Judgements issued by Superior Court.

●	As requested by Goldrich and NyacAU, the Panel will retain jurisdiction and oversight over the dissolution/liquidation process to its completion. The Panel stated, “there is likely more information the parties will have to provide on certain issues--including, among others, changes in the balance of LOC 1 and the issue of transfer of the permit to Goldrich--before a Final Award on dissolution/liquidation can be made.” As of the date of this report, the balance of LOC1 continues to change as a result of on-going rulings by the Panel. Additionally, the Panel has stated it lacks jurisdiction on the transfer of the mining permit, which the Panel has ruled is a matter to be negotiated between the parties.

●	The Panel ruled that “there has been no prevailing party in the arbitration to this point, although it reserves judgment as to whether a prevailing party will emerge from the Final Award with regard to issues which are now part of the Revised [Second] Interim Award. Accordingly, as to all issues covered by this Partial Final Award, the parties shall bear their own costs, expenses, and attorneys’ fees.”

The Second Interim Award

The Second Interim Award was necessitated by the fact that the dissolution/liquidation of the joint venture had not yet run its course. A summary of the various matters addressed in the Second Interim Award is as follows:

Transfer of Mining Permits

The Panel ordered that:

a)	No later than January 15, 2020, NyacAU and Goldrich shall attempt to establish, by agreement, a market value for the GNP permit in connection with a transfer of the Permit to Goldrich or a third party, taking into consideration the obligation of GNP, or any transferee of the permit, to complete reclamation in accordance with NyacAU’s government-approved reclamation plan.

b)	Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC 1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

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

As allowed by the Operating Agreement and a separate Security Agreement between GNP, as the debtor, and NyacAU, as the secured party, NyacAU has a security interest in all of GNP’s right, title and interest in and to all placer gold located or produced from Goldrich’s Chandalar mining claims leased to GNP as collateral for repayment of fifty percent (50%) of GNP’s LOC1 to NyacAU. The agreements between GNP and NyacAU are silent concerning what happens if GNP is dissolved and is no longer producing gold, the basis of calculation, timing of remittance and other key factors related to repayment if mining activities were to be undertaken again. If there is no further placer production from these claims, Goldrich does not have a liability to pay LOC1.

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

If an agreement cannot be reached for the transfer of the mining permit and reclamation liability to Goldrich or an operating company that will harvest the placer gold in the deposit, mining will likely not continue at the mine. Further, in order to operate the mine, Goldrich will be required to raise money to fund replacement equipment, wash plant, infrastructure and initial operating costs to restart the mine, due to the mining assets which have been removed as part of the liquidation of GNP. Goldrich has prepared a new mine plan and an initial assessment to show the mine’s potential, as announced in Goldrich’s news release dated June 11, 2021. However, at the date of this report, there is no candidate for operating the mine without a settling concession as part of the transfer of the permit and the associated reclamation obligations.

Goldrich may not have a reasonable avenue to pursue in restarting the mine and may be limited to raising investment funds for the sole purpose of exploration of the hard rock deposits.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the amounts payable for the 2012 reclamation, including interest, and to clarify the correct party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. In June 2020, the Superior Court awarded additional amounts for attorney’s fees and costs. At December 31, 2020, a total of $101,669 is included in accounts payable and interest payable on the consolidated balance sheet for the judgements, additional costs, and interest. During the year-ended December 31, 2021, an additional $5,141 was accrued for interest. At December 31, 2021, a total of $106,810 is included in accounts payable and interest payable on the consolidated balance sheet for the judgements.

Final Post Award Orders

A summary of the various matters addressed in the Final Post Award is as follows:

On September 4, 2020, the Panel issued Final Post Award Orders, wherein the Panel issued rulings on multiple material issues:

Reclamation:

a)	We had previously filed a motion to compel NyacAU to correct accruals for certain expenses including reclamation, demobilization, equipment rental and utilities. Most notably, we contended that an accrual for reclamation liability of approximately $2.1 million was woefully short of an $18.4 million estimate prepared by independent professionals as engaged by Goldrich. The Panel denied our motion and ruled that Goldrich does not have the authority to compel the establishment of any reserves on the GNP financial records; NyacAU having sole authority to establish reserves as manager of the joint venture. There was no direct financial consequence to us as a result of this ruling. This had no effect on the balance of LOC1 as the Panel ruled that costs after mining ended cannot be added to the balance of LOC1.

b)	We had previously filed a motion to compel NyacAU to reclaim the disturbed acres as required under the Operating Agreement and the mining permit issued to NyacAU in 2013, and to require NyacAU to fund the reclamation reserve from cash that had been distributed to NyacAU. The Panel denied our motion and ruled that while there was express provision in the Operating Agreement to establish reserves necessary for contingent or unforeseen liabilities or obligations, which could conceivably include reclamation reserves, the agreement does not impose an express obligation to reclaim the project site. The obligation to perform reclamation is imposed by the claims lease and the mining permit issued to NyacAU, which requires the permit holder to reclaim the site in accordance with government regulations. The ruling also states that the determination of the scope of potential obligations to reclaim under the permit is beyond the jurisdiction of the Panel. Further, the Panel ruled that the Operating Agreement does not impose an obligation on the Company to pay 50% of the reclamation fee, confirming again the obligation resides with the permit holder. Still further, the Panel ruled that the reclamation fees were not operating expenses to bring the mine to commercial production and therefore by definition of the Operating Agreement, precludes reclamation expenses from being added to LOC1. This ruling deprives NyacAU of a security interest in 50% of future placer gold production at the site to repay reclamation expenses which it advances. There was no direct financial consequence to us as a result of this ruling; however, the effect on the future balance of LOC1 and our liability for 50% of that balance would be significant now that NyacAU is not allowed to pass through reclamation costs to GNP but is required to retain responsibility for those costs as holder of the mining permit.

c)	NyacAU had previously filed a motion to compel the Company to recognize and remit a reclamation liability that had been invoiced by GNP to Goldrich in 2014 for reclamation work it performed on Goldrich’s behalf for violations resulting from our 2012 mining activities. We had previously challenged the validity of the invoice, citing back charges to GNP that had not been recognized or remitted to it. The Panel denied Goldrich’s claim and ruled in favor of NyacAU. We asked the Panel to clarify the party to whom the reclamation is payable, the specific amount of the payable and the calculation of interest associated with the liability, but recorded an accrued liability totaling $ 421,366 for the year ended December 31, 2019, related to this reclamation liability and associated interest thereon, due to the liability now being estimable and probable under ASC 450. The total consists of $329,157 for reclamation expense and $92,209 for pre- and post-judgement interest expense, calculated at 5%. See Supplemental Orders 5-8 below.

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

Supplemental Orders 5-8

On December 4, 2020, the arbitration Panel issued Supplemental Orders 5-8, wherein the Panel issued rulings on multiple material issues:

●	2018 Profitability and 2018 Interim Distributions

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

●	Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the arbitration Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due. The Panel further ruled that LOC1 interest totaled (cumulatively) $3,394.21 as of December 2012; $22,663.46 as of December 2013; $55,632.71 as of December 2014; $101,823.60 as of December 2015; $155,337.06 as of December 2016; $205,817.76 as of December 2017; and $241,797.20 as of October 1, 2018. Goldrich is awarded 12 months of accrued prejudgment interest at 5% per annum on each of these year-end amounts. Goldrich has no entitlement to a share of LOC1 interest beyond this. As we are uncertain to the collectability of this award, no recognition has been made in the consolidated financial statements.

●	Clarification of Award

In the Partial Final Award given in 2019, the arbitration Panel made an award to NyacAU of $377,253 in damages and pre-award interest relating to 2012 reclamation expenses incurred on Goldrich’s behalf. Goldrich made an “Application for Modification and Correction of Arbitration Award, for Vacation of Award, or for Resubmission to Arbitration Panel for Clarification”, requesting an order from the Alaska court, under the Alaska Arbitration Act, that the damages awarded for unpaid 2012 reclamation expenses were to be paid to GNP, not NyacAU, and that the Panel clarify the appropriate amount of damages and interest to be paid. The Panel ruled on this in “Orders on Respondents’ Motion to Confirm Judgement” noted below.

Orders on Respondents’ Motion to Confirm Judgment

On April 7, 2021, the Panel issued Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange. On April 7, 2021, the Panel also issued Orders on Respondents’ Motion to Confirm Judgment to correct, clarify, or modify an award made in the Partial Final Award, wherein a claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589 was awarded to GNP. This event constitutes a ‘Type 1’ event, which required adjustment and recognition to the financial statements for the year ended December 31, 2020. Together, the $421,366 accrued at December 31, 2019, the $16,503 accrued interest during the year ended December 31, 2020, and the aforementioned $50,685, at December 31, 2020, a total of $488,554 has been accrued and is included in accounts and interest payable on the consolidated balance sheet. Additional interest of $18,811 was accrued during the year ended December 31, 2021, bringing the total to $507,365 which is included in accounts and interest payable on the consolidated balance sheet.

In July 2021, both parties to the arbitration requested from the Superior Court an abeyance until July 30, 2021 pending the outcome of settlement discussions. The abeyance deadline has been extended indefinitely to expire at such time as either party notifies the Superior Court that settlement discussions have been successful in removing the questions before the court, or have failed.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. With the exception of the arbitration actions detailed below, there are no pending material legal proceedings in which the Company is a party or any of their respective properties is subject. Also, with the exception of the arbitration actions detailed throughout this Annual Report on Form 10-K, there are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

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

The closing price for our common stock on the OTCQB was $0.050 on March 24, 2022. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of March 24, 2022, there were 2,934 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, or Series F Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

●	Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from our surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

●	Preferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, our common stock and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

●	Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $100,188 as of December 31, 2021. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016 and are included in current liabilities on our Balance Sheet.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 13, 2020 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to 16,129,304 shares of common stock, an amount that represented 10% of the outstanding shares of our common stock at that time. At December 31, 2021, we have the following options outstanding and available for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	1,050,000	$0.05	8,954,304
Equity compensation plans not approved by security holders	0	0	0
Total	1,050,000	$0.05	8,954,304

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

Unless otherwise provided in the applicable award agreement or any severance agreement, vested awards are granted under the 2008 Plan will expire, terminate, or otherwise be forfeited as follows:

●	Ninety (90) days after the date of termination of a participant’s continuous status as a participant, other than in the circumstances described below;

○	Immediately upon termination of a participant’s continuous status as a participant for cause as defined in a Company subplan or award agreement;

○	Twelve (12) months after the date on which a participant ceased performing services as a result of his or her Disability (as defined in the Plan); and

○	Twelve (12) months after the death of a participant who was a participant whose continues status as a participant terminated as a result of their death.

Issuer Purchase of Equity Securities

We and our affiliates did not repurchase any of our securities during the year ended December 31, 2021.

Sale of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report were previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Our Chandalar, Alaska gold mining property contains both hard-rock (lode) targets and placer deposits and has seen over a hundred years of intermittent mining exploration and extraction history. There has been extraction of gold from several alluvial, or placer gold streams, and from an array of small quartz veins that dot the property. However, only in very recent times is the primary source of the gold becoming evident. As a result of our exploration, considering structural geology, petrographic, geochemical and geophysical evidence, we have realized that all of the gold is sourced within a system of magmatic hydrothermal alteration features such as small pegmatitic dikes and chloritized schist. We believe these features are common to and link all of the hard-rock (lode) prospects, the weathering of which generated the gold placer deposits, and furthermore are an outlying expression of an underlying gold bearing pluton.

We have defined drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a series of mineralized magmatic intrusions (plutons). Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Little Squaw Creek where dense swarms of gold mineralized pegmatitic dikelets are seen, the other a deeper, larger mineralized plutonic body(ies) from which the district’s mineralizing fluids may have emanated and migrated through Chandalar country rock.

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity to a hard-rock source. Subject to financing, Goldrich plans to commence an initial 12,000-foot program in May 2022.

Although our main focus continues to be the exploration of these hard-rock targets, we also endeavor to develop our placer properties as a source of internal cash to protect us from future market fluctuations and to provide funds for future exploration. In 2012, Goldrich and NyacAU LLC (“NyacAU”) formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar.

As shown below, the placer gold extracted by GNP increased each year from 2015 through 2018, trending toward production figures that were anticipated by a preliminary economic assessment authored by qualified geologists for us:

Year	Ounces of Placer Gold	Ounces of Fine Gold
2015	4,400	3,900
2016	10,200	8,200
2017	15,000	12,300
2018	20,900	17,100

Although GNP’s extraction increased over the years, ultimately the extraction numbers attained over those years fell short of the Minimum Production Requirements required in the GNP Operating Agreement. According to the terms of the agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement. On August 20, 2018, we announced the intended dissolution of the GNP joint venture. GNP was formally dissolved in May 2019 and is currently being liquidated with NyacAU managing the process. Goldrich and NyacAU are currently in arbitration as noted above.

Subsequent to 2019, Goldrich commissioned an independent third-party mining engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar Mine. In June, 2021, Goldrich released the results of an independent Initial Assessment Report (the “IA”), prepared in accordance with the new SEC Subpart 1300 property disclosure requirements, for the Company’s Chandalar placer mine. The IA was prepared by Global Resources Engineering (“GRE”), a widely-respected mining engineering firm in Denver, Colorado.

Using a base case gold price of $1,650, the key economic results of the IA with a summarized gold price sensitivity analysis were as follows (A complete copy of the IA may be downloaded at https://www.goldrichmining.com/chandalar-gold-district/technical-reports.html):

Parameter	Base Case $1,650 Gold	Gold Price Sensitivity Analysis
		$1,500	$2,000	$2,500
Undiscounted Pre-Tax Net Cash Flow:	$75 million	$57 million	$116 million	$175 million
After-tax NPV@5%(1):	$64 million	$50 million	$92 million	$129 million
After-tax IRR(1):	139%	112%	195%	275%
Undiscounted After-tax Net Cash Flow(1):	$72 million	$57 million	$103 million	$145 million
After-tax Payback Period (years):	1.3	1.44	1.19	1.1
All-in Sustaining Costs:	$799/Au oz.
All-in Costs:	$1,064/Au oz.
Total Operating Costs:	$646/Au oz.

The IA also estimated pit-constrained mineral resources for the Little Squaw Creek Placer deposit as follows:

Classification	Resource Volume (1000s bcy)	Raw(1) Gold Grade (troy oz./bcy)	Raw(1) Gold (troy oz)	Fine(2) Gold (troy oz)
Measured	2,609	0.0302	79,000	69,000
Indicated	2,188	0.0265	58,000	51,000
Measured & Indicated	4,797	0.0285	138,000	120,000
Inferred	771	0.0245	19,000	17,000

(1)	Raw Gold - Gold as recovered from the placer deposit, historically 84% gold and 16% other metals like silver and copper (referred to as 840 fine).

(2)	Fine Gold - Gold that is 99.99% pure (referred to as 9999 fine).

Goldrich will decide if a preliminary feasibility study should also be prepared for the Chandalar Mine. A preliminary feasibility study would allow Goldrich to disclose any reserves of the Chandalar Mine. The Company is encouraged by the results of the IA as it helps establish the value of the placer deposit, shows a large geochemical anomaly indicative of a potential large hard-rock (lode) gold source, and may provide financing opportunities.

Looking forward, our ability to develop either hard-rock (lode) targets or placer deposits is subject to financing. The on-going development of the hard-rock gold targets, the recent change in SEC regulations which allow us to release the new information in the IA, and significant increases in the price of gold since 2019 appear to have increased the availability of funds so we are hopeful to secure sufficient funds for a major exploration program and for reopening the placer mine.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2022 and beyond. We anticipate that we will incur approximately $650,000 for general operating expenses and property maintenance, $674,800 for interest, $1,531,199 for interest – related party, $481,780 for payment of the gold notes, $4,064,211 for payment of notes payable to related party, and $1,088,421 for the payment of senior secured loans over the next 12 months as of December 31, 2021. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatments of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections entitled Joint Venture Agreement and Arbitration above and Subsequent Events below. Each of these is disclosed in detail in the Notes to our financial statements included as part of this Annual Report as filed on Form 10-K for 2021. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, under a Security Agreement between GNP, as the debtor, and NyacAU, as the secured party, NyacAU has recorded a secured interest in all of GNP’s right, title and interest in and to all placer gold located or produced from Goldrich’s Chandalar mining claims leased to GNP as collateral for repayment of fifty percent (50%) of GNP’s LOC1 to NyacAU. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report. The arbitration Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the arbitration Panel.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2021, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

During the year ended December 31, 2021, we completed financings of $447,000, compared to $375,000 net cash for note financings and placements of our securities during the year ended December 31, 2021. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At December 31, 2021, we had outstanding total notes payable in gold of $481,780, representing 266.789 ounces of fine gold due on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At December 31, 2021, the Company had outstanding Notes payable of $1,088,421 and outstanding Notes payable – related party of $4,064,211. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company, but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich recently qualified to be quoted on the OTCQB of the OTC Markets and intends to also seek a listing of its shares on a recognized stock exchange in Canada.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2021 we had total liabilities of $11,055,037 and total assets of $763,073. This compares to total liabilities of $9,588,289 and total assets of $703,858 on December 31, 2020. As of December 31, 2021, our liabilities consist of $268,677 for remediation and asset retirement obligations, $481,780 of notes payable in gold, $4,064,211 of notes payable to related parties, $1,088,421 of notes payable, $1,857,927 of trade payables and accrued liabilities, $1,017,403 due to related parties, $1,531,199 of interest payable to related parties, $674,800 of interest payable, and $30,618 for dividends payable. Of these liabilities, $10,746,360 are due within 12 months. The increase in liabilities compared to December 31, 2020 is largely due to an increase in the secured senior notes payable and notes payable related party and the interest associated with the notes. The increase in total assets was due to an increase in prepaid expenses.

On December 31, 2021 we had negative working capital of $10,634,714 and a stockholders’ deficit of $10,291,963 compared to negative working capital of $9,256,903 and a stockholders’ deficit of $8,884,431 for the year ended December 31, 2020. Working capital decreased because of increased deferred compensation to the Company’s officers as well as an increase in the notes payable and notes payable related party which are due on demand and classified as current liabilities.

During 2021, we used cash from operating activities of $812,583 compared to $878,943 for 2020. Net loss of $1,759,159 for 2021 compared to net loss of $2,169,540 for 2020. At the end of 2021, we have accumulated approximately $47.1 million and $43.7 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2022 through 2039, with $10.5 million having no expiration date.

During 2021, we used cash from investing activities of $nil compared to $25,000 in 2020.

During 2021, cash of $814,414 was provided by financing activities, compared to cash of $904,600 provided during the year ended December 31, 2020. Cash of $422,000 was provided and $20,000 was repaid from notes payable related party, net of offering costs, $25,000 from notes payable, net of offering costs, $347,414 from warrant exercises, and $40,000 from stock subscription payable. This compares to cash of $375,000 provided from notes payable related party, net of offering costs and $40,000 provided from notes payable, net of offering costs, $439,000 from warrant exercises, and $50,600 from the Covid-19 PPP loan in 2020.

Private Placement Offerings

No private placement offerings occurred during 2021 and 2020.

Warrant Exercises

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of the warrants exercised, 7,458,303 were formerly owned by Mr. Gallagher and had been transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at December 31, 2021. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise.

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

Warrant Extensions

On June 30, 2021, the Company’s Board of Directors, voted to extend the expiry dates for all Class R warrants not already expired, by two years. Prior to this change, the Class R warrants were set to expire at various times throughout 2021, with the last one expiring on December 9, 2021. With this change, 11,666,668 Class R warrants were modified to expire on various dates from August 1 to December 9, 2023.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At December 31, 2021, we owed $481,780 for Notes payable in Gold, $1,088,421 for Notes payable and $4,064,211 for Notes payable – related party. Interest payable on these borrowings totaled $2,028,104. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

At December 31, 2020, we owed $503,590 for Notes payable in Gold, $1,062,106 for Notes payable and $3,641,053 for Notes payable – related party. Interest payable on these borrowings totaled $1,258,038. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

During the year ended December 31, 2021, one holder of the Notes payable, received shares in lieu of cash for interest. A total of 280,752 common shares were issued in exchange for interest payable of $4,211 at $0.015 per share.

During the year ended December 31, 2020, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $205,787, of which $168,976 was to a related party.

Effective November 1, 2019, we entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) and effective August 25, 2021, we entered into First Amendment to the Amended and Restated Loan, Security, and Intercreditor Agreement dated November 1, 2019 (“First Amendment”) with Nicholas Gallagher, a related party and member of our Board of Directors, in his capacity as agent for and on behalf of the holders of the Notes payable.

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

Subsequent Events

Subsequent to December 31, 2021, the Company received $70,000 cash as a result of exercise of Class R warrants at an exercise price of $0.045 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 1,555,555 common shares.

On January 20, 2022, the Company repaid a total of $25,000 in expense reimbursements and Notes payable – related party to Mr. Gallagher.

Subsequent to December 31, 2021, the Company received $33,158 cash as a result of exercise of Class T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 1,105,262 common shares.

Mining Permit and Future Mining Activities

The upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher during 2020 created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 44,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

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

Contractual Obligations

See Subsequent Events above.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

●	Estimates of the recoverability of the carrying value of our mining and mineral property assets. We use publicly available pricing or valuation estimates of comparable property and equipment to assess the carrying value of our mining and mineral property assets. However, if future results vary materially from the assumptions and estimates used by us, we may be required to recognize an impairment in the assets’ carrying value.

●	Estimates of our environmental liabilities. Our potential obligations in environmental remediation, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

●	Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 4 Joint Ventures to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

●	Estimates of contingent uncertainties. The arbitration rulings and awards have resulted in potential obligations and partially-offsetting potential receivables to and from GNP, some of which must be recognized and recorded, while others cannot be recognized or recorded until the actual realization of the cash benefit. If future results vary materially from the assumptions and estimates used by us, we may be required to recognize material differences from those we have recognized in the financial statements, and those disclosed in Note 12 Commitments and Contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Assure CPA, LLC 7307 N. Division, Suite 222 Spokane, WA 99208 Main | 509.535.3503 FAX | 509.535.9391 www.assure.cpa

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the accounting and disclosure of the Panel’s awards and orders, the related Superior Court judgements and orders included, but were not limited to, the evaluation and assessment of the following:

●	We obtained an understanding of management’s processes of recording liabilities for the Panel’s awards and orders and the Superior Court’s rulings on the Company’s consolidated financial statements and its disclosure of uncertainties and contingencies related to the various awards and rulings.

●	We obtained copies of the various Panel awards and orders, and the Superior Court’s rulings, and evaluated the accuracy and completeness of the Company’s disclosures in its December 31, 2020 financial statements by comparing the disclosures to the Company’s internal analysis of the arbitration and litigation and the relevant facts of the arbitration based on the Panel’s and the Court’s rulings.

●	We held discussions with the Company’s external counsel regarding the facts and circumstances of the arbitration and the Superior Court proceeding to understand the basis for management’s accounting and disclosure and to evaluate if contradictory evidence existed. We also obtained an understanding of the legally binding effect of arbitration awards and orders on participants to such proceedings per Alaska’s “Revised Uniform Arbitration Act of 2000”.

●	We obtained and evaluated legal representations from the Company’s external counsel who represented the Company in the Superior Court claim and is familiar with the details of the arbitration proceedings, confirming facts and circumstances of the Panel’s awards and associated rulings by the Superior Court.

We have served as the Company’s independent auditor since 2003.

/s/Assure CPA, LLC

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

Spokane, Washington

March 30, 2022
Firm ID: 444

Goldrich Mining Company

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,762	$1,931
Prepaid expenses	107,883	50,499
Total current assets	111,645	52,430

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$763,073	$703,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,857,927	$1,838,362
Interest payable	674,800	452,478
Interest payable – related party	1,531,199	959,504
Related party payable	1,017,403	787,789
CARES Act PPP loan	-	33,833
Notes payable	1,088,421	1,062,106
Notes payable – related party	4,064,211	3,641,053
Notes payable in gold	481,780	503,590
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	10,746,359	9,309,333

Long-term liabilities:
Stock subscription payable	40,000	-
Remediation and asset retirement obligation	268,677	262,189
CARES Act PPP loan	-	16,767
Total long-term liabilities	308,677	278,956
Total liabilities	11,055,036	9,588,289

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 475,000 shares issued and 150,000 outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized;179,787,595 and 167,926,376 issued and outstanding, respectively	17,978,760	16,792,637
Additional paid-in capital	10,880,576	11,715,072
Accumulated deficit	(39,422,474)	(37,663,315)
Total stockholders’ deficit	(10,291,963)	(8,884,431)
Total liabilities and stockholders’ deficit	$763,073	$703,858

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating expenses:
Mine preparation costs	$72,711	$255,918
Exploration expense	7,698	-
Depreciation	-	716
Management fees and salaries	207,219	210,563
Professional services	123,930	111,273
General and administrative	352,818	346,737
Office supplies and other	23,659	13,883
Directors’ fees	23,500	13,200
Mineral property maintenance	106,010	115,055
Reclamation expense	-	48,096
Arbitration costs (Note 4)	80,318	173,877
Total operating expenses	997,863	1,289,318

Other (income) expense:
CARES Act grant income	-	(2,000)
Change in fair value of notes payable in gold	(21,810)	97,271
Interest expense and finance costs	249,886	249,239
Interest expense and finance costs – related party	584,355	535,712
Gain on forgiveness of CARES Act PPP loan	(51,135)	-
Total other (income) expense	761,296	880,222

Net loss	(1,759,159)	(2,169,540)

Preferred dividends	(7,604)	(7,625)
Net loss available to common stockholders	$(1,766,763)	$(2,177,165)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	173,356,424	147,251,503

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Consolidated Statements of Changes in Stockholders’ (Deficit)

	Common Stock Shares	Common Stock Par Value	Preferred Stock Shares	Preferred Stock No Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2019	139,573,798	$13,957,380	151,053	$271,175	$13,905,542	$(35,493,775)	$(7,359,678)
Warrants exercised	14,633,330	1,463,333	-	-	(1,024,333)	-	439,000
Shares issued for interest	13,719,248	1,371,924	-	-	(1,166,137)	-	205,787
Net loss	-	-	-	-	-	(2,169,540)	(2,169,540)
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants exercised	11,580,467	1,158,047	-	-	(810,633)	-	347,414
Shares issued for interest	280,752	28,076	-	-	(23,863)	-	4,212
Net loss	-	-	-	-	-	(1,759,159)	(1,759,159)
Balance, December 31, 2021	179,787,595	$17,978,760	151,053	$271,175	$10,880,576	$(39,422,474)	$(10,291,963)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash flows from operating activities:
Net loss	$(1,759,159)	$(2,169,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	716
Change in fair value of notes payable in gold	(21,810)	97,271
Accretion of asset retirement obligation	6,488	6,238
Gain on forgiveness of CARES Act PPP loan and interest	(51,135)	-
Amortization of discount on notes payable	22,473	21,842

Change in:
Prepaid expenses	(57,384)	46,075
Accounts payable and accrued liabilities	19,566	181,508
Interest payable	227,069	228,923
Interest payable – related party	571,695	520,382
Related party payable	229,614	187,642
Net cash used - operating activities	(812,583)	(878,943)

Cash flows from investing activities:
Purchase of membership units of CGL LLC	-	(25,000)
Net cash used – investing activities	-	(25,000)

Cash flows from financing activities:
Proceeds from stock subscription payable	40,000	-
Proceeds from CARES Act PPP loan	-	50,600
Proceeds from warrant exercises	347,414	439,000
Proceeds from notes payable	25,000	40,000
Proceeds from notes payable – related party	422,000	375,000
Payments on notes payable – related party	(20,000)	-
Net cash provided - financing activities	814,414	904,600
Net increase (decrease) in cash and cash equivalents	1,831	657

Cash and cash equivalents, beginning of year	1,931	1,274
Cash and cash equivalents, end of year	$3,762	$1,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,708	$3,974
Non-cash investing and financing activities:
Issuance of shares of common stock for interest payable	$4,212	$205,787

The accompanying notes are an integral part of these consolidated financial statements

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2021, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the OTCQB exchange of the OTC Markets under the ticker symbol GRMC.

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

The Company currently has no historical recurring source of revenue, an accumulated deficit of $39,422,474, and negative working capital of $10,634,714 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC as of and for the years ended December 31, 2021 and December 31, 2020, with all intercompany balances eliminated.

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

GNP:

The Company has an equity method investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 4 Joint Venture. The carrying amount of this investment was $nil as of December 31, 2021 and 2020, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies for each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred but not accrued.

Earnings (Loss) Per Share

For the years ended December 31, 2021 and 2020, the effect of the Company’s outstanding convertible preferred shares, stock options, and warrants totaling 55,568,369 and 70,507,169 for each of the years ended, respectively, have not been included in the Company’s net income (loss) per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  The Company adopted this update on January 1, 2021. This adoption did not have a material effect on the Company’s consolidated financial statements.

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

Remediation and Asset Retirement Obligation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the long-lived asset using a units of production method. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, time periods and the credit-adjusted risk-free interest rates.

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

During 2021 and 2020, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2021	Balance December 31, 2020	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$481,780	$505,590	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2021 and 2020. The inputs to the valuation of Level 2 liabilities are described in Note 7 Notes Payable in Gold.

3.	MINERAL INTERESTS

At December 31, 2021 and 2020, the Company’s mining properties claims, and royalty interest were as follows:

	2021	2020
Chandalar property and claims	$264,000	$264,000
2003 purchased claims	35,000	35,000
Unpatented state claims staked	40,400	40,400
Asset retirement costs	37,028	37,028
Jumbo Basin royalty interest	250,000	250,000
Total	$626,428	$626,428

4.	JOINT VENTURE

On April 3, 2012, Goldrich Placer, LLC (“GP”), a subsidiary of Goldrich, entered into a term sheet for a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement (the “Operating Agreement”) which was subsequently signed and made effective April 2, 2012. In each case as used herein in reference to the JV, ‘production’ is as defined by the Operating Agreement. As part of the Operating Agreement, GP and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items. Through 2021 and the filing of this report in 2022, the Company has continued to respond to Panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 12 Commitments and Contingencies for amounts and additional information. The Company incurred $80,318 and $173,877 in arbitration expenses during the years ended December 31, 2021 and December 31, 2020, respectively. Significant changes to our assessment of likely outcome and related amounts accrued for. Estimates could have a material impact on our consolidated financial statements.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for it using the equity method. During the year ended December 31, 2021 and 2020, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities; if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL as a result of its ownership.

5.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 6 and 9, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through December 31, 2021, the CEO’s salary has not been paid in full. Salary due to the CFO have been accrued and remain unpaid, as have board of directors fees:

CEO	Year ended 12/31/21	Year ended 12/31/20
Balance at beginning of period	$590,851	$426,500
Deferred salary	180,000	166,000
Deferred expenses	40,220	17,351
Payments	(17,351)	(19,000)
Ending Balance	793,720	590,851

CFO
Balance at beginning of period	88,736	78,644
Deferred	27,768	27,354
Payments	(24,523)	(17,262)
Ending Balance	91,981	88,736

Board fees payable	131,702	108,202
Total Related party payables	$1,017,403	$787,789

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At December 31, 2021, the Company has outstanding notes payable of $1,088,421 and outstanding notes payable - related party of $4,064,211. At December 31, 2020, the Company had outstanding notes payable of $1,062,106 and outstanding notes payable – related party of $3,641,053. The notes payable and notes payable – related party accrued interest of 15% and are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the year ended December 31, 2021, the Company received additional notes payable of $469,474 of which $443,158 was received from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above and repaid $20,000 to Mr. Gallagher. The notes contained an original discount of $22,474 resulting in net proceeds of $447,000. During the year ended December 31, 2020, the Company received additional tranches of the notes payable for $436,842 discounted at 5%, or $21,842 resulting in net proceeds of $415,000, respectively, of which $375,000, was received from a related party, Nicholas Gallagher. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs and the note balances are classified as current.

During the years ended December 31, 2021 and December 31, 2020, the Company incurred finder fees totaling $13,410 and $12,450, respectively, of which $12,660 and $11,250, respectively, were to a related party and are included in interest expense and finance costs, and interest expense and finance costs – related party in the consolidated statement of operations at December 31, 2021. Interest of $732,393 was expensed during the year ended December 31, 2021 of which $571,695 was to related parties and is included in interest expense and finance costs, and interest expense and finance costs – related party in the consolidated statement of operations at December 31, 2021. Interest of $678,119 was expensed during the year ended December 31, 2020 of which $520,382 was to related parties. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable, and interest payable – related party on the consolidated balance sheet at December 31, 2021.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.	The Company entered into a written Guaranty (“Guaranty”) whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes, and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

In a separate agreement dated September 10, 2020, the Company and certain note holders, agreed to convert $36,813 of unpaid interest into shares of the Company’s common stock at $0.015 per share. During the year ended December 31, 2020, a total of 13,719,248 common shares were issued to the holders in exchange for interest payable of $205,787, of which $168,976 was payable to Mr. Gallagher. During the year ended December 31, 2021, a total of 280,752 common shares were issued to one holder in exchange for interest payable of $4,212.

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At December 31, 2021 and 2020, 266.788 ounces of fine gold was due and deliverable to the holders of the Notes. No demand has been made for payment.

The Company estimates the fair value of the notes, based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on December 31, 2021 of approximately $1,806 per ounce as quoted on the London PM Fix market or $481,780 in total. The valuation resulted in a decrease in gold notes payable of $21,810 during the year ended December 31, 2021. At December 31, 2020, the Company had outstanding total notes payable in gold with a fair value of $503,590 or $1,888 per ounce as quoted on the London PM Fix market.

Interest of $41,884 on the notes was expensed during the year ended December 31, 2021, and $93,407 is accrued at December 31, 2021 and is included in interest payable. Interest of $38,043 on the notes was expensed during the year ended December 31, 2020, and $51,523 is accrued at December 31, 2020 and is included in interest payable.

8.	CARES ACT PPP LOAN

On April 15, 2020, the Company was granted a loan (the “Loan”) from Washington Trust Bank, in the aggregate amount of $50,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Cares Act, which was enacted March 27, 2020.

During May 2021, the Company received loan forgiveness of its Cares Act PPP Loan in the amount of $51,135, which included the principal of $50,600 plus interest. The amount of the loan principal has been accounted as a gain on forgiveness of the CARES Act PPP loan. The interest that was forgiven was recorded within interest expense.

9.	STOCKHOLDERS’ DEFICIT

Common Stock:

At the special shareholders meeting on November 13, 2020, the Company’s shareholders approved an increase in the authorized common stock from 250,000,000 to 750,000,000 shares, with par value remaining at $0.10 per share.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2021 and 2020, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

●	Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred Stock could be converted.

●	Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into six shares of common stock. The Company has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the third anniversary of its issuance if the weighted average trading price of the common stock exceeds $1.00 per share for ten consecutive trading days. The Company also has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the tenth anniversary from the date of issuance.

●	Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

●	Preferential and Cumulative. The Series A dividends shall be payable before any dividends will be paid upon, or set apart for, the common stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

●	Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. We have total dividends in arrears of $100,188 as of December 31, 2021 and $92,583 as of December 31, 2020. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016, and have been recorded on the Company’s balance sheets at December 31, 2021 and 2020.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 common shares for the years ended December 31, 2021 and 2020.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2021 and 2020, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

●	Voting: Each holder of Series B Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series B Preferred Stock could be converted. Holders of Series B Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series B Preferred Stock is entitled to pre-emptive voting rights.

●	Conversion: Shares of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series B shares by $1,000, then dividing by the Series B conversion price of $0.07 per common share. The Series B conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

●	Dividend Rate: The holders of Series B Preferred Stock shall not be entitled to receive dividends.

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2021 and 2020.

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2021 and 2020, shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

●	Voting: Each holder of Series C Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series C Preferred Stock could be converted. Holders of Series C Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series C Preferred Stock is entitled to pre-emptive voting rights.

●	Conversion: Shares of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series C shares by $1,000, then dividing by the Series C conversion price of $0.03 per common share. The Series C conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

●	Dividend Rate: The holders of Series C Preferred Stock shall not be entitled to receive dividends.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2021 and 2020.

Series D Convertible Preferred Stock:

The Company has 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 5,000,000 common shares for the years ended December 31, 2021 and 2020.

Series E Convertible Preferred Stock:

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2021 and 2020.

Series F Convertible Preferred Stock:

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2021 and 2020. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 common shares for the years ended December 31, 2021 and 2020.

Series D, E and F Preferred Stock were issued with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), shall be paid prior to liquidation payments to holders of Company securities junior to the Series D, E, and F Preferred Stock. Holders of the Company’s Series A, B and C Preferred Stock shall be paid in advance of holders of the Series D, E and F Preferred Stock on the occurrence of a Liquidation Event.

●	Voting: Each holder of Series D, E and F Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series D, E and F Preferred Stock could be converted. Holders of Series D, E and F Preferred Stock vote as a single class respectively with the common shares on an as-if-converted basis. No holder of Series D, E and F Preferred Stock is entitled to pre-emptive voting rights.

●	Conversion: Shares of Series D, E and F Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series D, E and F shares by $1,000, then dividing by the Series D, E and F conversion price of $0.03 per common share. The Series D, E and F conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

●	Dividend Rate: The holders of Series D, E and F Preferred Stock shall not be entitled to receive dividends.

●	The Series D, E and F Preferred Stock includes a redemption feature as described above.

A related party and member of the Company’s board of directors, Nicholas Gallagher, holds and controls all of the outstanding shares of the Series A, B and C Preferred Stock, 50 shares of the Series D Preferred Stock, 280 shares of the Series E Preferred Stock and all of the Series F Preferred Stock.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Warrants:

The following is a summary of warrants at December 31, 2021:

	Shares	Exercise Price ($)	Expiration Date
Class R Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2020	15,000,001	.045	Aug 1 to Dec 9, 2023
Outstanding and exercisable at December 31, 2020	15,000,001
Warrants expired	(3,333,333)
Outstanding and exercisable at December 31, 2021	11,666,668
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2020	5,100,000	.03	Dec 30, 2021 to Mar 30, 2022
Warrants exercised	(466,664)
Outstanding and exercisable at December 31, 2020	4,633,336
Warrants exercised	(4,633,336)
Outstanding and exercisable at December 31, 2021	-
Class T Warrants: (Issued with Senior Secured Notes Payable)
Outstanding and exercisable at January 1, 2020	22,608,357	.03	Dec 22, 2022 to Oct 31, 2024
Warrants exercised	(5,000,000)
Outstanding and exercisable at December 31, 2020	17,608,357
Warrants exercised	(6,947,131)
Outstanding and exercisable at December 31, 2021	10,661,226
Warrants outstanding at December 31, 2020 were 37,241,694 with a weighted average exercise price of $0.036. Warrants outstanding and weighted average exercise price at December 31, 2021	22,327,894	.038

Warrant Exercises

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of that amount, 7,458,303 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at December 31, 2021. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise.

During September and October 2020, the Company received $439,000 cash as a result of the exercise of Class Q, Class S, and Class T warrants at an exercise price of $0.03 per common share. The warrants were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 14,633,330 common shares.

Warrant Extensions

On June 30, 2021, the Company’s Board of Directors, voted to extend the expiry dates for all Class R warrants not already expired, by two years. Prior to this change, the Class R warrants were set to expire at various times throughout 2021, with the last one expiring on December 9, 2021. With this change, 11,666,668 Class R warrants were modified to expire on various dates from August 1 to December 9, 2023.

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 16,129,304 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2021, there were a total of 8,954,304 shares available for grant in the Plan, 6,075,000 shares issued, 50,000 options exercised in prior years, and 1,050,000 options exercisable and outstanding.

A summary of stock option transactions for the years ended December 31, 2021 and 2020 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at December 31, 2019	1,075,000	$0.06	6.24	$0
Options outstanding and exercisable at December 31, 2020	1,075,000	$0.06	5.24	$2,125
Options expired	(25,000)	$0.21
Options outstanding and exercisable at December 31, 2021	1,050,000	$0.05	4.35	$38,225

As of December 31, 2021 and 2020, the intrinsic value of options outstanding and exercisable was $38,225 and $2,125, respectively.

Interest Payable Satisfied with Common Stock

During the year ended December 31, 2020, the holders of the notes payable and notes payable related party, agreed to convert a portion of their unpaid interest into stock of the Company at $0.015 per share. A total of 13,719,248 common shares with a basis of $0.015 per share, were issued to the holders, reducing interest payable and interest payable related party, by $205,787, of which $168,976 was to Mr. Gallagher. During the year ended December 31, 2021, a total of 280,752 common shares were issued to one holder in exchange for interest payable of $4,212 at $0.015 per share.

10.	REMEDIATION AND ASSET RETIREMENT OBLIGATION

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31, 2021	December 31, 2020
Asset Retirement Obligation – beginning balance	$162,189	$155,951
Accretion	6,488	6,238
Asset Retirement Obligation – ending balance	$168,677	$162,189

Due to the uncertainly of the outcome of arbitration, it is not possible at this time to reasonably estimate or quantify what future obligation may be required to be recorded for the Company’s prior mining activities (see Note 4 – Joint Venture; Arbitration).

The Company is responsible to remediate areas previously disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $100,000 and $100,000, respectively, for remediation required at a former owner’s mine site in addition to the asset retirement obligation as of December 31, 2021 and 2020.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

11.	INCOME TAXES

The Company did not recognize a tax provision benefit for the years ended December 31, 2021 and 2020.

Following are the components of deferred tax assets, liabilities and allowances at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets arising from:
Capitalized exploration and development costs	$46,000	$57,000
Unrecovered promotional and exploratory costs	112,000	112,000
Accrued remediation costs	69,000	68,000
Note payable in gold	-	29,000
Share based compensation	278,000	278,000
Net operating loss carryforwards	13,832,000	13,150,000
Total deferred tax assets	14,337,000	13,694,000
Less valuation allowance	(14,330,000)	(13,694,000)
	7,000	-
Deferred tax liabilities arising from:
Note payable in gold	(7,000)	-
Total deferred tax liabilities	(7,000)	-
Net deferred tax	$-	$-

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2021 and 2020.

At December 31, 2021, the Company had federal and state tax-basis net operating loss carryforwards, prior to giving effect to the probable changes resulting from the IRS audit of the joint venture as described above, totaling $47.1 million and $43.7 million, respectively. Of these net operating losses, $36.6 million will expire in various amounts from 2022 through 2037. Combined federal net operating losses of $10.5 million for the years 2018 through 2021 do not expire, but are limited to 80% of taxable income at the time of usage.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Management determined that the CARES Act had no impact on the Company.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	2021		2020
Federal income tax expense (benefit) based on statutory rate	$(472,000)	21.0%	$(455,000)	21.0%
State income tax expense (benefit), net of federal taxes	(196,000)	8.7%	(190,000)	8.7%
Revision of NOL estimates, state apportionment factors and state effective tax rates	32,000	(1.4)%	2,000	(0.1)%
Increase (decrease) in valuation allowance	636,000	(28.3)%	643,000	(29.6)%
Total taxes on income (loss)	$-	-%	$-	-%

Goldrich Mining Company

Notes to the Consolidated Financial Statements

The Company has assessed its tax positions other than the NOL issue above and has determined that it has taken no uncertain tax position that is probable to give rise to an unrecognized tax liability. In the event that the Company is assessed penalties and/or interest, penalties would be charged to other operating expense and interest would be charged to interest expense.

The Company files federal income tax returns in the United States only. Tax attributes, mainly net operating losses after 2014, may be adjusted as a result of a completed audit of 2015, 2016 and 2017, as described above. The Company is no longer subject to federal income tax examination by tax authorities for years before 2018.

12.	COMMITMENTS AND CONTINGENCIES

The Company has one near-term commitment:

●	A $46,500 liability for a consulting contract for which services have not been received.

The Company is subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2022 to satisfy its annual labor requirements. This carryover expires in the years 2022 through 2026 if unneeded to satisfy requirements in those years.

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

During the year ended December 31, 2019, and through the date of this report, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of the Company’s positions some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

On May 25, 2019, the Panel issued an Interim Award, which requested input from the parties on a small number of discrete issues, all input to be supported by references to the arbitration record.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

On November 30, 2019, the Panel ordered the Partial Final Award and concurrently the Second Interim Award Regarding Dissolution/Liquidation of GNP and Related Issues (“the Second Interim Award”).

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,441 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,441 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these awards are included in its Statement of Operations for the year ended December 31, 2021.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC 1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC 1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the year ended December 31, 2021.

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. During the year ended December 31, 2019, Goldrich accrued a liability for this ruling on its consolidated balance sheet of $421,366 included in accounts payable and interest payable, however, Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award. This matter is discussed further in the Order on Respondents’ Motion to Confirm Judgment.

The Partial Final Award found the Company liable for an act of negligent misrepresentation regarding the concealment of certain technical information from NyacAU. The Company has vigorously disputed the concealment and the finding of negligence. Nevertheless, as a result of the Panel’s determination, the Panel awarded Dr. J. Michael James a reimbursement of 17% of his previous $350,000 stock investment in the Company or $59,500 plus prejudgment interest of 5% and legal fees. In addition, the Panel awarded Dr. James $9,858, plus interest at 5% and legal fees, for personal expenses incurred relating to GNP’s operations. This matter is discussed further in the Judgements Issued by Superior Court below.

The Second Interim Award

The Second Interim Award was necessitated by the fact that the dissolution/liquidation of the joint venture had not yet run its course. In the Second Interim Award the Panel ordered that:

a)	No later than January 15, 2020, NyacAU and Goldrich shall attempt to establish, by agreement, a market value for the GNP permit in connection with a transfer of the Permit to Goldrich or a third party, taking into consideration the obligation of GNP, or any transferee of the permit, to complete reclamation in accordance with NyacAU’s government-approved reclamation plan.

b)	Reasonably prior to May 31, 2020, NyacAU shall perform its obligation to “make provision … for reclamation by (1) adding all reclamation expenses actually incurred by NyacAU to LOC 1; (2) from GNP’s assets, to the extent possible after payment of GNP’s debts and liabilities and liquidation expenses”.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2020, a total amount of $101,669 is included for the judgement and post judgement interest in accounts payable and interest payable on the consolidated balance sheet. During the year-ended December 31, 2021, an additional $5,141 was accrued for interest. At December 31, 2021, a total of $106,810 is included in accounts payable and interest payable on the consolidated balance sheet for the judgements.

Final Post Award Orders

On September 4, 2020, the arbitration Panel issued Final Post Award Orders, wherein the Panel issued rulings on multiple issues, including but not limited to, those discussed below:

Reclamation

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

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

Mining Claims

All of the Company’s mining claims remain the property of the Company; however, NyacAU staked several claims contiguous to the claims owned by the Company. The Company had previously filed a motion to compel the transfer NyacAU’s claims from NyacAU to the Company. The motion was granted in part in that the claims held in NyacAU’s name were ruled to be owned by the Company but would not be transferred immediately. They would remain in the possession of NyacAU as manager of the liquidation until the property covered by the claims was not being used for liquidation activities and could be transferred without disruption to the liquidation activity.

Supplemental Orders 5-8

On December 4, 2020, the arbitration Panel issued Supplemental Orders 5-8, wherein the Panel issued rulings on multiple material issues:

2018 Profitability and 2018 Interim Distributions

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the year ended December 31, 2021.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Clarification of Award

In the Partial Final Award given in 2019, the arbitration Panel made an award to NyacAU of $377,253 in damages plus pre-award interest relating to 2012 reclamation expenses incurred on Goldrich’s behalf. Goldrich made an “Application for Modification and Correction of Arbitration Award, for Vacation of Award, or for Resubmission to Arbitration Panel for Clarification”, requesting an order from the Alaska court, under the Alaska Arbitration Act, that the damages awarded for unpaid 2012 reclamation expenses were to be paid to GNP, not NyacAU, and that the Panel clarify the appropriate amount of damages and interest to be paid. The Panel ruled that it will resolve these issues after the parties submit evidence and argument supporting their respective positions on the merits.

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. Together, the $421,366 accrued at December 31, 2019, the $16,503 accrued interest during the year ended December 31, 2020, and the aforementioned $50,685, at December 31, 2020, a total of $488,544 has been included in accounts and interest payable on the Consolidated Balance Sheet. Additional interest of $18,811 was accrued during the year ended December 31, 2021, bringing the total to $507,365 which is included in accounts and interest payable on the Consolidated Balance Sheet.

On August 30, 2021, the Panel issued the Second Partial Final Award and the Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues. These Awards were administrative and clarifying in nature, and had no financial effects on the previous rulings.

Finally, if the Superior Court of Alaska determines that GNP or any other entity is the “prevailing party” of the Superior Court proceedings, the Company will likely also be liable for a percentage (most likely 20%) of some or all of the prevailing party’s attorney’s fees for those matters adjudicated before the Court. The likelihood of such a ruling, the amount thereof and the determination of a percentage of the fees cannot be presently estimated.

13.	SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company received $70,000 cash as a result of exercise of Class R warrants at an exercise price of $0.045 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 1,555,555 common shares.

On January 20, 2022, the Company repaid a total of $25,000 in expense reimbursements to Mr. Gallagher, a related party.

Subsequent to December 31, 2021, the Company received $33,158 cash as a result of exercise of Class T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 1,105,262 common shares.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2021, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer. He is well-versed in internal control environments, having implemented, documented and tested multiple control environments over 18 years and has served as a CFO in publicly-traded companies for 22 years. The offices of Principal Executive Officer and Principal Financial Officer have remained separate. The Company has only two employees, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held four meeting in 2021 and nine meetings in 2020.

The following table and information that follows sets forth, as of December 31, 2021, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	52	Mr. Atkinson became a Director of the Company on May 7, 2007. Mr. Atkinson spends about 15 hours a month on matters related to Goldrich. He is currently managing FG Investments, a Global Investment Advisor focused on commodities located in the Republic of Mauritius. In April 1999, he co-founded Forza Partners, L.P. and currently serves as portfolio manager. Forza Partners, L.P. is a hedge fund focused on the precious metals sector. In April 1997, he co-founded and, until December 1999, managed Tsunami Partners, LP, a fund located in Fort Worth, Texas. Mr. Atkinson has been an affiliate of the Market Technicians Association (MTA) since March 1994 and received MTA accreditation as a Chartered Market Technician (CMT) in July 2001. Mr. Atkinson received a B.A. in Economics from the University of Texas at Austin.
Nicholas Gallagher Director	48	Mr. Gallagher became a director on November 1, 2016. Mr. Gallagher spends approximately 15 hours per month on matter related to Goldrich. In 2004 to the present, Mr. Gallagher incorporated NGB Capital, a private equity investment firm that manages personal and syndicated private equity and property investments in Europe, the United Kingdom and the United States of America. In 2000, Mr. Gallagher co-founded Powerscourt Capital Partners, a niche investment management firm structured to manage funds on behalf of high net worth individuals in the public and private equity markets. He served there until Powerscourt was acquired in 2004. He obtained a Bachelor of Law degree from the University of Newcastle in 1996. Mr. Gallagher then completed the Legal Practice Course at the College of Law in London and practiced as a solicitor at Memery Crystal, a law firm in the city of London from 1997 to 2000.

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Director	61	Mr. Mendham became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Mendham spends about 15 hours a month on matters related to Goldrich. Since February 2017 to the present, Mr. Mendham serves as Executive Director, and from May 2012 to January 2017 was Vice President of Operations and Project Development for RH Mining Resources, a Hong Kong based resources development company. From 2008 to 2012, he served as Director of Technical Services and General Manager of Technical Services for a mine development and investor group, Regent Pacific Group in Hong Kong and Beijing, China, respectively. From 2006 to 2008, Mr. Mendham served as Manager of Technical Services for Rio Tinto Coal Australia, a subsidiary of Rio Tinto Group. From 2004 to 2006, he served as Manager of Mine Technical for Lihir Management Company in Papua, New Guinea. Prior to 2004, Mr. Mendham served in technical, corporate, planning and mining positions with Rio Tinto, BHP Billiton, Bond Corporation, and Queensland Nickel, including two years working in an Australian 20,000-ounces per year placer operation. Mr. Mendham brings over 35 years of mining experience in operations, technical work, and mining finance for both junior and large mining companies. Mr. Mendham was the founding Chairman of the Australasian Institute of Mining and Metallurgy Hong Kong branch. He received a Bachelor of Mine Engineering from the University of New South Wales, a Graduate Diploma in Finance from the Financial Services Institute of Australasia, and holds Mine Manager Certificates in Australia for both New South Wales and Western Australia and is a Fellow of the Australasian Institute of Mining and Metallurgy.
William Orchow Director	76	Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He is currently a member of the board of directors of Cordoba Minerals Corp, a Canadian public company with projects in Colombia. Mr. Orchow sits on the boards of directors of several private junior mining companies. He served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and has been a member of the board of trustees, executive committee and past President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	76	Dr. Rasmussen became a consulting director on April 15, 2013 and was appointed director on November 26, 2013. Dr. Rasmussen spends about 15 hours a month on matters related to Goldrich. In February 2013 to present, he launched a private consultancy providing geologist services to mining companies, including Goldrich, Kinross Gold Corp, Nevada Milling and Mining LLC and several others. From 2008 to 2013, Dr. Rasmussen served as the Vice President, Exploration and consulting geologist for Mines Management, Inc., a public company trading on the NYSE and TSX. From 2007 to 2008, he served as Vice President, Exploration for Aztec Metals Corp, and concurrently as consulting geologist for Endeavour Silver Corp, a Canadian public company trading on the NYSE and TSX, and Canarc Gold Corp, a Canadian public company trading on the FINRA OTCBB and TSX, From 2005 to 2007, Dr. Rasmussen served as Vice President, Exploration for Endeavour Silver Corporation and from 2004 to 2005 as Vice President, Exploration for International Wayside Gold Mines Ltd, a Canadian public company trading on the TSX. From 1990 to 2004, he held senior geologist roles at Echo Bay Mines and its parent Kinross Gold Corp, a public company trading on the NYSE and TSX. Dr. Rasmussen earned a PhD in Economic Geology from the University of Washington and a Master’s Degree in Geological Sciences from Loma Linda University. Dr. Rasmussen is licensed as a Professional Geologist by the Washington State Board of Geologists and the American Institute of Professional Geologists. Dr. Rasmussen has evaluated precious metals prospects and conducted exploration extensively throughout Mexico, Peru, British Colombia, and the western United States, and is credited with the discovery of the Emanuel Creek epithermal gold deposit for Echo Bay Mines.
William V. Schara Chief Executive Officer, Director	65	On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2006 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004, he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From September 2004 through April 2015, Mr. Schara served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Mr. Schara has more than 35 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	73	Mr. Vincent became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Vincent spends about 15 hours a month on matters related to Goldrich. Mr. Vincent has over 30 years of experience as a finance specialist. From February 2013 to the present, Mr. Vincent is principal of SMV Enterprises, Inc, providing financing services to clients. From 2005 to 2013, he worked at Northland Securities, providing investment bank services and developing a junior mining investment banking practice. From 1992 to 2004, Mr. Vincent worked at Allison Williams Company, providing structures and securitized financings including leasing and corporate debt. Prior to 1992, he held a range of positions with various companies including Moore Juran and Co., Miller and Schroeder Financial, and Piper Jaffray. His roles have included metals distribution, debt instrument structuring, and private equity financing. Mr. Vincent raised capital for companies developing the copper-nickel mining district of northeastern Minnesota. Mr. Vincent completed strategic equity investments for Duluth Metals Ltd., Franconia Minerals and Encampment Minerals. While at Northland Securities, Mr. Vincent completed a private placement financing for Goldrich in 2010. Mr. Vincent received a Bachelor’s degree in History from Boston College and attended the William Mitchell School of Law.
Ted R. Sharp Chief Financial Officer	65	Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have a management consulting contract with Mr. Sharp, engaging him on a part-time basis. Mr. Sharp spends approximately 20% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through March 2022, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. Concurrent with his position with Goldrich, from August 2018 through the present, Mr. Sharp serves part-time as Chief Financial Officer of Timberline Resources Corporation, a natural resource company trading on the OTCQB and TSX:V exchanges. Also concurrent with his position with Goldrich, from January 2019 through September 2020, Mr. Sharp served part-time as Chief Financial Officer of US Gold Corporation, a natural resource company trading on the NASDAQ exchange. In the past, concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company formerly trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Michael G. Rasmussen: Mr. Rasmussen’s extensive experience as a geologist with exploration stage companies and his skills in interpreting multifaceted geological data as described above led the Board to conclude that Mr. Rasmussen should continue to serve as a director of the Company given the Company’s position as an exploration stage mining company with an extensive property with challenging geological traits.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2021 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held four meetings during 2021 and four meetings in 2020. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management’s efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2021 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held no meetings in 2021 and 2020.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2021 and 2020.

Operating Committee

The Operating Committee is composed of Mr. Orchow, Mr. Mendham, and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee held one meeting in 2021 and none in 2020.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee held three meetings in 2021 and no meetings in 2020.

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

Legal Proceedings, Cease Trade Orders and Bankruptcy

Subsequent to the end of 2017, we filed a claim before an Arbitration panel consisting of 3 independent arbitrators against our joint venture partner to obtain relief from certain accounting practices employed by the manager of the joint venture. In response to our filing, the managing partner, NyacAU LLC, filed an Arbitration Counter Claim against us, naming the officers and directors of the Company as they were constituted in 2012, at the time the JV’s Operating Agreement was signed by the respective partners. Notes 4 Joint Venture, 13 Commitments & Contingencies and 14 Subsequent Events to the financial statements disclose in detail the rulings and awards that have been issued to date by the arbitration Panel.

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

(c)       been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2021, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. These options expired in October 2019. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016, 2017, 2018, 2019, and 2020 due to the Company’s lack of finances. At December 31, 2021 a total of $753,500 of unpaid salary was accrued and included in payable to related parties, including $180,000 accrued during 2021.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and has been renewed on an annual basis, with the basis of fees changed from the monthly fee and to terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp serves on a part time basis. Mr. Sharp billed a total of $27,768 in fees in 2021. At December 31, 2021, a total of $91,981 is accrued and payable to Mr. Sharp.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2020	180,000	-	180,000
Principal Executive Officer	2021	180,000	-	180,000
Ted R. Sharp	2020	41,354	-	41,354
Principal Financial Officer	2021	27,768	-	27,768

(1)	No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2021)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2021 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(g)	(h)
David S. Atkinson	3,900	-	3,900
Garrick A. Mendham(3)	3,000	-	3,000
William Orchow	5,100	-	5,100
Michael G. Rasmussen(4)	2,500	-	2,500
Stephen M. Vincent(5)	5,400	-	5,400
Nicholas Gallagher	3,600	-	3,600

(1)	The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)	Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)	Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(4)	Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested.

(5)	Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 18, 2022 by:

i.	each director and nominee for director;

ii.	each of our executive officers named in the Summary Compensation Table under “Executive Compensation and Related Information” (the “Named Executive Officers”);

iii.	all our executive officers and directors as a group, and, based on currently available Schedules 13D and 13G filed with the SEC, the beneficial owners of more than 5% of our common stock.

iv.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via San Martino, No. 9 Feltre, Italy 32032	8,106,824	(2)	4.44%
Common Stock	Garrick A. Mendham, Director	PO Box 339 Gordon, NSW, 2072 Australia	1,348,943	(3)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,163,262	(4)	1.18%
Common Stock	Michael G. Rasmussen, Director	3311 S. Grand Blvd. Spokane, WA 99203	975,145	(5)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	9,397,804	(6)	4.98%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	15148 Pinehurst Way Caldwell, ID 83607	2,170,182	(7)	1.18%
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	2,212,029	(8)	1.21%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	58,296,891	(9)	28.25%
Common Stock	All current executive officers and directors as a group		84,671,080		42.52%

5% or greater shareholders
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	19,382,138	(9)	9.96%
Common Stock	Randy Johnson	4111 Heatherton Pl. Minnetonka, MN 55345	10,281,427	(10)	5.64%
Common Stock	Chris Johnson	8615 Eagle Creek Cir. Savage, MN 55378	11,324,198	(11)	6.21%

*	Less than 1%.

(1)	This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 182,448,412 shares outstanding on March 18, 2022, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)	Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 885,694 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company.

(3)	Includes 1,165,609 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before August 12, 2023, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(4)	Includes 2,029,928 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(5)	Includes 625,145 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023, and 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(6)	Includes 3,264,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023, and 6,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 4, 2024.

(7)	Includes 1,170,182 shares of common stock and 1,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 5, 2023.

(8)	Includes 1,362,029 shares of common stock, 12 shares of Preferred E stock convertible into 400,000 shares of common stock, 50,000 shares of common stock upon exercise of vested options exercisable before August 12, 2023, 333,333 shares of common stock acquirable upon exercise of Class R warrants before November 2, 2023, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(9)	Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 15,036,975 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock and 7,777,778 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(10)	Includes 10,281,427 shares of common stock.

(11)	Includes 7,406,637 shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. In connection with his employment the Company issued 750,000 options as described in Note 9 to our consolidated financial statements contained in Item 8 of this Annual Report. Subsequent to 2012, those options were canceled and reissued under the same terms, except the life of the new options is now 6 years and 8 months, effectively resulting in a total option life of 10 years, similar to the lives of options granted to other officers and directors. At December 31, 2021, $753,500 has been accrued for deferred compensation and $40,219 has been accrued for expenses to Mr. Schara, of which $180,000 and $40,219, respectively, was accrued during the year ended December 31, 2021.

At December 31, 2020, a total of $88,736 had been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer. During the year ended December 31, 2021, fees of $27,768 were accrued and fees of $24,523 were paid to Mr. Sharp. At December 31, 2021, a total of $91,981 has been accrued for fees due to Mr. Sharp.

At December 31, 2021, $1,302 has been accrued for expenses due to related parties for expenses, of which $nil was accrued during the year ended December 31, 2021.

A total of $130,400 has been accrued for directors and related party consultants, of which $23,500 was accrued during the year ended December 31, 2021.

At December 31, 2021, the Company had outstanding Notes payable of $4,064,211 to Nicholas Gallagher, a shareholder and director of the Company. At December 31, 2020, the Company had outstanding Notes payable of $3,641,053 to Mr. Gallagher. The Notes payable to Mr. Gallagher had matured on October 31, 2018. Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Mr. Gallagher, in his capacity as agent for and on behalf of himself and other holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the Amended Agreement, the Company and Mr. Gallagher and the other holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. See Note 6 - Notes Payable & Notes Payable – Related Party in the financial statements for details concerning the note payable. During the year ended December 31, 2021, $nil was paid for finders fees to a related party.

In an agreement separate from the Amended Agreement, Goldrich and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note payable into stock of the Company at $0.015 per share. If Mr. Gallagher were to convert his outstanding interest, at December 31, 2021, the Company would issue 102,079,934 additional shares of common stock in exchange for $1,531,199 interest payable – related party

Director Independence

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

● William Orchow	● Michael G. Rasmussen

● Stephen M. Vincent	● Garrick A. Mendham

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC (formerly “DeCoria, Maichel & Teague, P.S.”), 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2021. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that Assure charged the Company for the listed services during 2021 and 2020:

Type of fee:	2021	2020	Description

Audit fees:	$88,886	$74,956	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	900	4,620
Total	$89,786	$79,576

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2021 and 2020.

3.	Consolidated Statements of Operations – Years ended December 31, 2021 and 2020.

4.	Consolidated Statements of Changes in Stockholders’ (Deficit) – Years ended December 31, 2021 and 2020.

5.	Consolidated Statements of Cash Flows– Years ended December 31, 2021 and 2020.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.4	Form of Class M Warrant, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.5	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.8	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.9	Form of Class P Warrant, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.10	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016

4.11	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.17	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.18	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.19	Form of Class T Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed herewith (a)
4.20(1)	Description of the Registrant’s Securities
10.1+	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
10.2+	Independent Contractor Agreement, dated as of January 1, 2009, among Goldrich Mining Company, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.36 to Form 10-K (001-06412), as filed April 3, 2009
10.3+	Oral agreement to extend Independent Contractor Agreement, dated February 10, 2010, among Goldrich Mining Company, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.38 to Form 10-K (001-06412), as filed April 6, 2010
10.4+	Employment Agreement, dated as of December 20, 2010, between Goldrich Mining Company and William V. Schara, incorporated by reference to exhibit 10.46 to Form S-1 (333-171550), as filed January 4, 2011
10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
10.13	Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.14	Form of Note by and between the Company and Gold Rich Asia Investment Limited, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015

10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
10.22	Amended 2019 Loan Agreement, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed March 24, 2020
10.23	Senior Secured Promissory Note, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed March 24, 2020
10.24	Guarantee, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed March 24, 2020
10.25	Deed of Trust, incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, as filed March 24, 2020
21.1(1)	Subsidiaries of the Corporation
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
99.1	Interim Award, issued by Arbitration Panel, dated May 25, 2019, incorporated by reference to exhibit 99.1 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.2	Partial Final Award, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.3	Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.4	Final Post Award Orders, issued by Arbitration Panel, dated September 4, 2020, incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.5	Ruling of State of Alaska Superior Court, dated April 29, 2020, incorporated by reference to exhibit 99.5 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.6(1)	Order on Respondents’ Motion to Confirm Judgment, issued by Arbitration Panel, dated April 7, 2021
99.7(1)	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, issued by Arbitration Panel, dated April 7, 2021
99.8(1)	Second Partial Final Award, issued by Arbitration Panel, dated August 30, 2021
99.9(1)	Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated August 30, 2021

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

+ - Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ William V. Schara
William V. Schara, Chief Executive Officer, Principal Executive Officer

Date: March 30, 2022

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date: March 30, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:	March 30, 2022	/s/ David S. Atkinson
David S. Atkinson, Director

Date:	March 30, 2022	/s/ Nicholas Gallagher
Nicholas Gallagher, Director

Date:	March 30, 2022	/s/ Garrick A. Mendham
Garrick A. Mendham, Director

Date:	March 30, 2022	/s/ William Orchow
William Orchow, Director

Date:	March 30, 2022	/s/ Michael G. Rasmussen
Michael G. Rasmussen, Director

Date:	March 30, 2022	/s/ William V. Schara
William V. Schara, Director and Chief Executive Officer

Date:	March 30, 2022	/s/ Stephen M. Vincent
Stephen M. Vincent, Director

Date:	March 30, 2022	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer