Form 10-Q
period 2022-03-31
GOLDRICH MINING CO
filed 2022-10-25
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of issuer’s common stock outstanding at October 25, 2022: 185,448,412

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

As of March 31, 2022, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, anticipated to end in the late winter/early spring of 2022, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of March 31, 2022, Goldrich’s available capital was approximately $2,900 and as of October 17, 2022 its available capital was approximately $2,600. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,882	$3,762
Prepaid expenses	94,506	107,883
Total current assets	97,388	111,645

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$748,816	$763,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,894,706	$1,857,927
Interest payable	732,519	674,800
Interest payable – related party	1,683,607	1,531,199
Related party payable	1,079,825	1,017,403
Notes payable	1,088,421	1,088,421
Notes payable – related party	4,064,211	4,064,211
Notes payable in gold	518,143	481,780
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	11,092,050	10,746,359

Long-term liabilities:
Subscription payable	40,000	40,000
Remediation and asset retirement obligation	270,363	268,677
Total long-term liabilities	310,363	308,677
Total liabilities	11,402,413	11,055,036

Commitments and contingencies (Notes 8)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, issued and outstanding, $150,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 182,448,412 and 179,787,595 issued and outstanding, respectively	18,244,841	17,978,760
Additional paid-in capital	10,717,652	10,880,576
Accumulated deficit	(39,887,265)	(39,422,474)
Total stockholders’ deficit	(10,653,597)	(10,291,963)
Total liabilities and stockholders’ deficit	$748,816	$763,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Mine preparation costs	$8,830	$19,389
Exploration expense	-	4,737
Management fees and salaries	51,525	55,156
Professional services	38,211	48,398
General and administration	52,360	139,576
Office supplies and other	8,570	3,291
Directors’ fees	3,600	1,200
Mineral property maintenance	31,486	31,486
Arbitration costs (Note 3)	7,775	33,427
Total operating expenses	202,357	336,660

Other (income) expense:
Change in fair value of notes payable in gold	36,363	(52,437)
Interest expense and finance costs – related party	152,408	138,025
Interest expense and finance costs	73,663	58,340
Total other (income) expense	262,434	143,928

Net loss	(464,791)	(480,588)

Preferred dividends	1,875	1,875
Net loss available to common stockholders	$(466,666)	$(482,463)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	181,423,786	169,004,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)

2022 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	179,787,595	$17,978,760	151,053	$271,175	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants Exercised	2,660,817	266,081	-	-	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	182,448,412	$18,244,841	151,053	$271,175	$10,717,652	$(39,887,265)	$(10,653,597)

2021 Stockholders’ (Deficit)
	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants Exercised	4,333,333	433,333	-	-	(303,333)	-	130,000
Net Loss	-	-	-	-	-	(480,588)	(480,588)
Balance, March 31, 2021	172,259,709	$17,225,970	151,053	$271,175	$11,411,739	$(38,143,903)	$(9,235,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(464,791)	$(480,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of notes payable in gold	36,363	(52,437)
Accretion of asset retirement obligation	1,686	1,622

Change in:
Prepaid expenses	13,377	34,309
Accounts payable and accrued liabilities	36,779	45,027
Interest payable	57,719	55,699
Interest payable – related party	152,408	141,867
Related party payable	62,422	50,520
Net cash used - operating activities	(104,037)	(203,981)

Cash flows from financing activities:
Proceeds from warrant exercises, net	103,157	130,000
Proceeds from notes payable and warrants – related party, net	-	73,000
Net cash provided - financing activities	103,157	203,000

Net decrease in cash and cash equivalents	(880)	(981)

Cash and cash equivalents, beginning of period	3,762	1,931
Cash and cash equivalents, end of period	$2,882	$950

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Discount on notes payable, related party	$-	$3,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

The Company currently has no historical recurring source of revenue and an accumulated deficit of $39,887,265 at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

We are authorized to issue 750,000,000 shares of common stock, $0.10 par value per share. At March 31, 2022, there were 182,448,412 shares of our common stock issued and outstanding.

For the three-month periods ended March 31, 2022 and 2021, potentially dilutive shares including outstanding stock options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended March 31, 2022 and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	March 31, 2022	March 31, 2021
Stock options	1,050,000	1,075,000
Warrants	19,667,077	32,908,361
Convertible Preferred Stock	32,190,475	32,190,475
Total	52,907,552	66,173,836

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives and Hedging – Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The adoption of this standard did not impact the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

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

During 2022 and 2021, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance March 31, 2022	Balance December 31, 2021	Fair Value Hierarchy level
Liabilities Recurring: Notes payable in gold (Note 7)	$518,143	$481,780	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at March 31, 2022 and December 31, 2021. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

3.	JOINT VENTURE

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

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 to address these items. Through 2021 and the date of filing of this report in 2022, the Company has continued to respond to panel inquiries, make motions to prosecute or defend positions, answer motions made by the opposing JV partner and aggressively support the Company’s efforts toward success.

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies for amounts and additional information. The Company incurred $7,775 and $33,427 in arbitration expenses during the three months ended March 31, 2022 and March 31, 2021, respectively. Significant changes to our assessment of likely outcome and related amounts accrued for estimates could have a material impact on our condensed consolidated financial statements.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for it using the equity method. During the three months ended March 31, 2022 and the year ended December 31, 2021, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities; if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL as a result of its ownership.

4.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through March 31, 2022, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors’ fees.

CEO	Three Months ended 3/31/22	Year ended 12/31/21
Balance at beginning of period	$793,720	$590,851
Deferred salary	45,000	180,000
Deferred expenses	7,297	40,220
Payments	-	(17,351)
Ending Balance	$846,017	$793,720

CFO
Balance at beginning of period	$91,981	$88,736
Deferred	6,525	27,768
Payments	-	(24,523)
Ending Balance	$98,506	$91,981

Board fees payable	135,302	131,702
Total Related party payables	$1,079,825	$1,017,403

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

5.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At March 31, 2022 and December 31, 2021, the Company had outstanding notes payable of $1,088,421 and outstanding notes payable – related party of $4,064,211. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the three months ended March 31, 2022, the Company received no additional tranches of the notes payable and notes payable - related party. During the three months ended March 31, 2021, the Company received additional tranches of the notes payable for $76,842, discounted at 5%, or $3,842, resulting in net proceeds of $73,000 from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the three months ended March 31, 2022 and March 31, 2021, the Company paid finder fees totaling $nil, to related party entities, and incurred $nil and $2,190, respectively, of other finance and placement costs. Interest of $193,224 and $177,854 was expensed during the three-month periods ended March 31, 2022 and March 31, 2021, respectively, of which $152,408 and $138,025 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at March 31, 2022.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.	The Company entered into a written Guaranty (“Guaranty”) whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.	NOTES PAYABLE IN GOLD

During 2013, the Company issued notes payable in gold totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014.

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At March 31, 2022 and December 31, 2021, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on March 31, 2022 of approximately $1,942 per ounce as quoted on the London PM Fix market or $518,143 in total. The valuation resulted in an increase in gold notes payable of $36,363 during the three months ended March 31, 2022.

At December 31, 2021, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2021, the Company had outstanding total notes payable in gold of $481,780.

Interest of $10,981 was expensed during the three months ended March 31, 2022, and $104,388 is accrued at March 31, 2022 and is included in interest payable. Interest of $9,948 was expensed during the three months ended March 31, 2021, and $61,471 is accrued at March 31, 2021 and is included in interest payable.

7.	STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2022, the Company received $103,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.045 and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 2,660,817 common shares. Of that amount, 1,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of that amount, 7,458,303 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at March 31, 2022 and December 31, 2021. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise.

8.	COMMITMENTS AND CONTINGENCIES

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

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

It is possible that there could be either adverse or favorable developments in the arbitration pending with the Company and its JV partner. The Company records provisions in the condensed consolidated financial statements for pending arbitration results when it determines that an outcome is probable, and the amount of loss can be reasonably estimated. At the present time, except as stated otherwise, while it is reasonably possible that a favorable or unfavorable outcome in the arbitration may occur, after assessing the information available, management is unable to estimate the possible loss, or range of losses, for the pending arbitration; and accordingly, no estimated losses have been accrued in the condensed consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred. Favorable rulings would not result in the recognition of gains prior to offsetting against losses, due to the ruling being an estimate which must be constructively received prior to recognition.

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

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,441 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,441 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its Statement of Operations for the three months ended March 31, 2022.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its Statement of Operations for the three-months ended March 31, 2022.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

The Panel ruled Goldrich was responsible to pay NyacAU for the 2012 reclamation work and NyacAU is also entitled to 5% interest on the award from the date the first invoice was sent to Goldrich in 2014. During the year ended December 31, 2019, Goldrich accrued a liability for this ruling on its condensed consolidated balance sheet of $421,366 included in accounts payable and interest payable, however, Goldrich has contested the party to whom payment should be made and whether additional amounts not invoiced by GNP should be included in the award. This matter is discussed further in the Order on Respondents’ Motion to Confirm Judgment.

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

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three months ended March 31, 2022, an additional $1,271 was accrued for interest. At March 31, 2022, a total of $108,081 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

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

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the period ended March 31, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,651 was accrued during the three months ended March 31, 2022, bringing the total to $512,016 which is included in accounts and interest payable on the condensed consolidated balance sheet.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

9.	SUBSEQUENT EVENTS

On April 13, 2022, the Company repriced certain outstanding common share purchase warrants of the Company. The Company repriced an aggregate 7,777,778 Class R Warrants, originally priced at $0.045 per share to a new exercise price of $0.03 per share. The Warrants are currently held in the name of Mr. Nicholas Gallagher, a related party. All other terms remained the same.

Subsequent to March 31, 2022, the Company received cash of $30,000 for exercise of 1,000,000 Class R Warrants.

Subsequent to March 31, 2022, the Company received cash of $98,980 of additional Notes payable – related party from Mr. Nicholas Gallagher.

Subsequent to March 31, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Subsequent to March 31, 2022, two holders of Convertible Preferred D shares, converted 60 preferred shares into 2,000,000 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2022. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our condensed consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its condensed consolidated financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies” and have not changed significantly.

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

Looking forward, our ability to develop either hard-rock (lode) targets or placer deposits is subject to financing. Although we are seeking investors to provide funding to reinstate the placer mining operation, we believe there are investors motivated to provide funding for exploration programs to locate and exploit the hard rock deposits from which the placer mineralization comes. This strategy can be pursued independent of any mining activities.

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

During the years ended December 31, 2019, 2020, and 2021, the Panel released various awards relating to the allegations of both parties. Some of which have been in favor of our positions and some have been in favor of our JV partner and its affiliates. The arbitration is ongoing and the various parties to the claims and counterclaims continue to disagree on several matters.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the three months ended March 31, 2022.

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

If NyacAU does not transfer the mining permit to Goldrich as part of the dissolution, they will retain the requirement to reclaim the mine, and Goldrich will be prevented from mining the property, since two mining permits cannot be issued for the same claims. The actual cost of the reclamation will be subject to many variables, not the least of which will be whether the remedial activity is undertaken while the mine is inactive or conversely, when the mine is actively producing gold. If the mining permit were to be transferred to Goldrich or another entity with the reclamation obligation intact, the reclamation activity could be undertaken as a key piece of a mining plan in order to mitigate reclamation costs. If an agreement cannot be reached to transfer the mining permit and the associated reclamation of prior mining activities, Goldrich will be prevented from mining its claims until a new mining permit is acquired after the current mining permit expires in 2027, and will be limited to exploration activities on the hard rock deposits of the Chandalar property.

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

If an agreement cannot be reached for the transfer of the mining permit and reclamation liability to Goldrich or an operating company that will harvest the placer gold in the deposit, mining will likely not continue at the mine. Further, in order to operate the mine, Goldrich will be required to raise money to fund replacement equipment, wash plant, infrastructure and initial operating costs to restart the mine, due to the mining assets which have been removed as part of the liquidation of GNP. Goldrich has prepared a new mine plan and an initial assessment to show the mine’s potential, as announced in Goldrich’s news release dated June 11, 2021. Additionally, NyacAU submitted a new reclamation plan which was approved by the Army Corps of Engineers in September 2022. It appears the new reclamation plan may reduce reclamation costs if mining resumes but additional engineering studies are necessary to confirm this. However, at the date of this report, there is no candidate for operating the mine without a settling concession as part of the transfer of the permit and the associated reclamation obligations.

Goldrich may not have a reasonable avenue to pursue in restarting the mine and may be limited to raising investment funds for the sole purpose of exploration of the hard rock deposits.

Right to Offset Damages or Distributions

The Panel granted the request that any damages awarded to one party can be an offset to distributions (or damages) due to the other party.

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three months ended March 31, 2022, an additional $1,271 was accrued for interest. At March 31, 2022, a total of $108,081 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

Final Post Award Orders

On September 4, 2020, the arbitration panel issued Final Post Award Orders, wherein the panel issued rulings on multiple issues, including but not limited to, those discussed below:

Reclamation

The Company had previously filed a motion to compel NyacAU to correct accruals for certain expenses including reclamation, demobilization, equipment rental and utilities. Most notably, the Company contended that an accrual for reclamation liability was short of a larger estimate prepared by independent professionals as engaged by Goldrich. The Panel denied the Company’s motion and ruled that Goldrich does not have the authority to compel the establishment of any reserves on the GNP financial records.

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our Statement of Operations for the period ended March 31, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,651 was accrued during the three months ended March 31, 2022, bringing the total to $512,016 which is included in accounts and interest payable on the condensed consolidated balance sheet

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

We record provisions in the condensed consolidated financial statements for pending arbitration results when it determines that an outcome is probable, and the amount of the gain or loss can be reasonably estimated. At the present time, except as stated otherwise, while it is reasonably possible that a favorable or unfavorable outcome in the arbitration may occur, after assessing the information available, management is unable to estimate the possible gain or loss, or range of gains or losses, for the pending arbitration; and accordingly, no estimated gains or losses have been accrued in the condensed consolidated financial statements for favorable or unfavorable outcomes. Legal defense costs are expensed as incurred.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2022 and beyond. We anticipate that we will incur approximately $1,900,000 for general operating expenses and property maintenance, $1,079,825 for related parties, $2,416,126 for interest, $518,143 for payment of the gold notes, $4,064,211 for payment of notes payable to related party, and $1,088,421 for the payment of senior secured loans over the next 12 months as of March 31, 2022. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

We have filed an arbitration claim against our joint venture operating partner to challenge certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute. For recent developments in the arbitration proceedings, see the sections titled Joint Venture Agreement and Arbitration above. The arbitration is proceeding on the basis that GNP has been dissolved. As noted above, NyacAU has recorded a secured interest in all placer gold production from certain claims owned by Goldrich as collateral for repayment of fifty percent (50%) of LOC1. Arbitration proceedings may significantly affect the balance of LOC1, the magnitude of which cannot be estimated at the date of this report. The arbitration Panel calculated a tentative balance of LOC1 at $16,483,271 as of June 2019. This balance will be adjusted for any additional awards and/or adjustments made by the arbitration Panel.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2021, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

During the three months ended March 31, 2022, we completed financings of $103,157, compared to $203,000 net cash for note financings and placements of our securities during the three months ended March 31, 2021. Subsequent to the close of the three months ended March 31, 2022, we borrowed an additional $98,980, net of discounts, of notes payable – related party, bringing the total notes payable – related party obligation as of October 20, 2022, to $4,168,400. Notes payable to third parties totaling $1,088,421 and notes payable – related party, are due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At March 31, 2022, we had outstanding total notes payable in gold of $518,143, representing 266.789 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On March 31, 2022, we had total liabilities of $11,402,413 and total assets of $748,816. This compares to total liabilities of $11,055,036 and total assets of $763,073 on December 31, 2021. As of March 31, 2022, our liabilities consist of $270,363 for remediation and asset retirement obligations, $518,143 of notes payable in gold, $1,088,421 of notes payable, $4,064,211 of notes payable – related party, $1,894,706 of trade payables and accrued liabilities, $732,519 of accrued interest payable, $1,683,607 of accrued interest payable – related party, $1,079,825 due to related parties, and $30,618 for dividends payable. Of these liabilities, $11,092,050 is due within 12 months. The increase in liabilities compared to December 31, 2021 is due to an increase in trade and related party payables, an increase in interest payable and interest payable – related party and an increase in the notes payable in gold. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the quarter ended March 31, 2022.

On March 31, 2022, we had negative working capital of $10,994,662 and a stockholders’ deficit of $10,653,597 compared to negative working capital of $10,634,714 and stockholders’ deficit of $10,291,963 for the year ended December 31, 2021. Working capital decreased during the quarter ended March 31, 2022 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2022.

During the three months ended March 31, 2022, we used cash from operating activities of $104,037 compared to $203,981 for the period ended March 31, 2021. Net losses were slightly lower year over year due to an decrease in trade payables and arbitration costs. Net operating losses were $202,357 and $336,660 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021 respectively, we used no cash in investing activities.

During the three months ended March 31, 2022, cash of $103,157 was provided by financing activities, compared to $203,000 provided during the same period of 2021.

Private Placement Offerings

No private placement offerings occurred during the three months ended March 31, 2022 and 2021, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At March 31, 2022, we owed $518,143 for Notes payable in Gold, $1,088,421 for Notes payable and $4,064,211 for Notes payable – related party. Interest payable on these borrowings totaled $2,127,920. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

During September of 2020 and June 2021, the holders of the Notes payable and Notes payable – related party, received shares in lieu of cash for interest. A total of 14,000,000 common shares with a basis of $0.015 per share, were issued to the lenders, reducing interest payable by $210,000, of which $168,976 was to a related party.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.	The Company entered into a written Guaranty (“Guaranty”) whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

Subsequent Events

On April 13, 2022, the Company repriced certain outstanding comm share purchase warrants of the Company. The Company repriced an aggregate 7,777,778 Class R Warrants, originally priced at $0.045 per share to a new exercise price of $0.03 per share. The Warrants are currently held in the name of Mr. Nicholas Gallagher, a related party. All other terms remained the same.

Subsequent to March 31, 2022, the Company received cash of $30,000 for exercise of 1,000,000 Class R Warrants.

Subsequent to March 31, 2022, the Company received cash of $98,980 of additional Notes payable – related party from Mr. Nicholas Gallagher.

Subsequent to March 31, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Subsequent to March 31, 2022, two holders of Convertible Preferred D shares, converted 60 preferred shares into 2,000,000 common shares of the Company.

Mining Permit and Future Mining Activities

The recent upward movements in the price of gold to a range of $1,700 to $2,000 per ounce or higher during the past few years have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 40,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

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

Inflation

We do not believe that inflation has had a significant impact on our condensed consolidated results of operations or financial condition.

Contractual Obligations

See Subsequent Events above.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

●	Estimates of the recoverability of the carrying value of our mining and mineral property assets. We use publicly available pricing or valuation estimates of comparable property and equipment to assess the carrying value of our mining and mineral property assets. However, if future results vary materially from the assumptions and estimates used by us, we may be required to recognize an impairment in the assets’ carrying value.

●	Estimates of our environmental liabilities. Our potential obligations in environmental remediation, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

●	Accounting for Investments in Joint Ventures. For joint ventures in which we do not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties and in which we have significant influence, the equity method is utilized whereby our share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and our investments therein are adjusted by a similar amount. We have no significant influence over our joint venture described in Note 4 Joint Ventures to the financial statements, and therefore account for our investment using the cost method. For joint ventures where we hold more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, we consider our participation in policy-making decisions and our representation on the venture’s management committee. We currently have no joint venture of this nature.

●	Estimates of contingent uncertainties. The arbitration rulings and awards have resulted in potential obligations and partially-offsetting potential receivables to and from GNP, some of which must be recognized and recorded, while others cannot be recognized or recorded until the actual realization of the cash benefit. If future results vary materially from the assumptions and estimates used by us, we may be required to recognize material differences from those we have recognized in the financial statements, and those disclosed in Commitments and Contingencies.

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

Changes in internal controls over financial reporting

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

See full disclosure in section entitled “Sale of Unregistered Securities” above, which is incorporated by reference to this Item 2.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Our exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the quarter ended March 31, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2022

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2022

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer