Form 10-Q
period 2022-06-30
GOLDRICH MINING CO
filed 2022-11-09
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of issuer’s common stock outstanding at November 09, 2022: 185,448,412

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

As of June 30, 2022, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of June 30, 2022, Goldrich’s available capital was approximately $5,883 and as of November 9, 2022 its available capital was approximately $4,400. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,883	$3,762
Prepaid expenses	63,329	107,883
Total current assets	69,212	111,645

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$720,640	$763,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,931,786	$1,857,927
Interest payable	790,699	674,800
Interest payable – related party	1,838,386	1,531,199
Related party payable	1,130,173	1,017,403
Notes payable	1,088,421	1,088,421
Notes payable – related party	4,094,737	4,064,211
Notes payable in gold	484,755	481,780
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	11,389,575	10,746,359

Long-term liabilities:
Subscription payable	40,000	40,000
Remediation and asset retirement obligation	272,050	268,677
Total long-term liabilities	312,050	308,677
Total liabilities	11,701,625	11,055,036

Commitments and contingencies (Notes 8)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 90 and 150 shares authorized, issued and outstanding, respectively, $90,000 and $150,000 liquidation preference, respectively	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 185,448,412 and 179,787,595 issued and outstanding, respectively	18,544,841	17,978,760
Additional paid-in capital	10,447,652	10,880,576
Accumulated deficit	(40,244,653)	(39,422,474)
Total stockholders’ deficit	(10,980,985)	(10,291,963)
Total liabilities and stockholders’ deficit	$720,640	$763,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2022	2021	2022	2021
Operating expenses:
Mine preparation costs	$5,397	$12,308	$14,227	$31,697
Exploration expense	-	3,276	-	8,012
Management fees and salaries	45,900	54,600	97,425	109,756
Professional services	22,729	32,099	60,940	80,497
General and administration	51,737	74,724	104,096	214,300
Office supplies and other	7,330	8,844	15,899	12,135
Directors’ fees	-	15,100	3,600	16,300
Mineral property maintenance	31,486	31,487	62,973	62,973
Arbitration costs (Note 3)	9,303	31,305	17,078	64,733
Total operating expenses	173,882	263,743	376,238	600,403

Other (income) expense:
Change in fair value of notes payable in gold	(33,389)	19,235	2,975	(33,202)
Interest expense and finance costs – related party	154,779	141,005	307,187	279,031
Interest expense and finance costs	62,116	61,736	135,779	120,075
Gain on forgiveness of CARES Act PPP loan	-	(51,135)	-	(51,135)
Total other (income) expense	183,506	170,841	445,941	314,769

Net loss	357,388	434,584	822,179	915,172

Preferred dividends	1,896	1,896	3,771	3,771
Net loss available to common stockholders	$359,284	$436,480	$825,950	$918,943

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	321,412,413	172,346,094	182,762,134	170,684,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)

2022 Stockholders’ (Deficit)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	179,787,595	$17,978,760	151,053	$271,175	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants exercised	2,660,817	266,081	-	-	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	182,448,412	$18,244,841	151,053	$271,175	$10,717,652	$(39,887,265)	$(10,653,597)
Preferred D conversion to common stock	2,000,000	200,000	(60)	-	(200,000)	-	-
Warrants exercised	1,000,000	100,000	-	-	(70,000)	-	30,000
Net Loss	-	-	-	-	-	(357,388)	(357,388)
Balance, June 30, 2022	185,448,412	$18,544,841	150,993	$271,175	$10,447,652	$(40,244,653)	$(10,980,985)

2021 Stockholders’ (Deficit)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants exercised	4,333,333	433,333	-	-	(303,333)	-	130,000
Net Loss	-	-	-	-	-	(480,588)	(480,588)
Balance, March 31, 2021	172,259,709	$17,225,970	151,053	$271,175	$11,411,739	$(38,143,903)	$(9,235,019)
Shares issued for accrued interest	280,752	28,076	-	-	(23,864)	-	4,212
Net Loss	-	-	-	-	-	(434,584)	(434,584)
Balance, June 30, 2021	172,540,461	$17,254,046	151,053	$271,175	$11,387,875	$(38,578,487)	$(9,665,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(822,179)	$(915,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of notes payable in gold	2,975	(33,202)
Accretion of asset retirement obligation	3,373	3,244
Gain on forgiveness of CARES Act PPP loan	-	(51,135)
Common stock issued for interest payable	-	4,212
Amortization of discount on notes payable – related party	1,526	6,105
Change in:
Prepaid expenses	44,554	40,218
Accounts payable and accrued liabilities	73,859	122,268
Interest payable	115,899	112,292
Interest payable – related party	307,187	274,819
Related party payable	112,770	148,743
Net cash used - operating activities	(160,036)	(287,608)

Cash flows from financing activities:
Proceeds from warrant exercises	133,157	130,000
Proceeds on subscription payable	-	40,000
Proceeds from notes payable– related party	29,000	116,000
Net cash provided - financing activities	162,157	286,000

Net change in cash and cash equivalents	2,121	(1,608)

Cash and cash equivalents, beginning of period	3,762	1,931
Cash and cash equivalents, end of period	$5,883	$323

Non-cash Investing and Financing Activities:
Common stock issued for interest payable	$-	$4,212
Common shares issued for conversion of preferred D	$200,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $40,244,653 at June 30, 2022. At June 30, 2022 the Company had negative working capital of $11,320,363 compared to negative working capital of $10,634,715 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

For the six-month periods ended June 30, 2022 and 2021, potentially dilutive shares including outstanding stock options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended June 30, 2022 and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	June 30, 2022	June 30, 2021
Stock options	1,050,000	1,050,000
Warrants	18,667,077	29,575,028
Convertible Preferred Stock	30,190,475	32,190,475
Total	49,907,552	62,815,503

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2020-06 Debt – Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives and Hedging – Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities with adoption of this standard beginning January 1, 2024. The early adoption of this standard on January 1, 2022, did not impact the Company’s condensed consolidated financial statements.

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

During 2022 and 2021, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2022	Balance December 31, 2021	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$484,755	$481,780	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at June 30, 2022 and December 31, 2021. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies for amounts and additional information. The Company incurred $9,303 and $17,078 in arbitration expenses during the three and six months ended June 30, 2022, respectively, compared to $31,305 and $64,733 for the three and six months ended June 30, 2021, respectively. Significant changes to our assessment of likely outcome and related amounts accrued for estimates could have a material impact on our condensed consolidated financial statements.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for it using the equity method. During the six months ended June 30, 2022, and the year ended December 31, 2021, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities; if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL as a result of its ownership.

4.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through June 30, 2022, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors’ fees.

CEO	Six Months ended 6/30/22	Year ended 12/31/21
Balance at beginning of period	$793,720	$590,851
Deferred salary	90,000	180,000
Deferred expenses	11,745	40,220
Payments	-	(17,351)
Ending Balance	$895,465	$793,720

CFO
Balance at beginning of period	$91,981	$88,736
Deferred	7,425	27,768
Payments	-	(24,523)
Ending Balance	$99,406	$91,981

Board fees payable	135,302	131,702
Total Related party payables	$1,130,173	$1,017,403

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

5.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At June 30, 2022, the Company had outstanding notes payable of $1,088,421 and outstanding notes payable – related party of $4,094,737, compared to $1,088,421 and outstanding notes payable – related party of $4,064,211 at December 31, 2021. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. The related party is Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the six months ended June 30, 2022, the Company borrowed no additional amounts under the notes payable and a net $29,000 under the notes payable – related party. The amount borrowed during the period of $29,000 consists of a principal balance of $30,526 less a discount of 5%, or $1,526. During the six months ended June 30, 2021, the Company borrowed no additional amounts under the notes payable and a net $116,000 under the notes payable – related party. The amount borrowed during the six months ended June 30, 2021 of $116,000 consists of principal balance of $122,105 less a discount of 5%, or $6,105.

During the three and six months ended June 30, 2022 the Company incurred finder fees totaling $870 to related party entities compared to $1,290 and $3,480 for the three- and six-month periods ended June 30, 2021, respectively. Interest of $194,845 and $388,819 was expensed during the three- and six-month periods ended June 30, 2022, respectively, of which $154,779 and $307,187 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations, compared to interest of $180,834 and $358,689, of which $141,005 and $279,031 was to related parties, for the three- and six-month periods ended June 30, 2021, respectively. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at June 30, 2022.

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At June 30, 2022 and December 31, 2021, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

At June 30, 2022, the Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on June 30, 2022 of approximately $1,817 per ounce as quoted on the London PM Fix market or $484,755 in total. The valuation resulted in an decrease in gold notes payable of $33,389 during the three months ended June 30, 2022 and an increase of $2,975 for the six months ended June 30, 2022.

At December 31, 2021, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2021, the Company had outstanding total notes payable in gold of $481,780.

Interest of $11,377 and $22,358 was expensed during the three and six months ended June 30, 2022, respectively, and $115,765 is accrued at June 30, 2022 and is included in interest payable. Interest of $10,307 and $20,255 was expensed during the three and six months ended June 30, 2021, respectively, and $71,778 is accrued at June 30, 2021 and is included in interest payable.

7.	STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2022, the Company received $133,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.045, Class R warrants at an exercise price of $0.03, and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 2,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

During the six months ended June 30, 2022, a holder of Preferred D stock, converted 60 shares of their Preferred D shares into 2,000,000 common shares. There was no cash received by the Company as a result of this transaction.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of that amount, 7,458,303 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at June 30, 2022 and December 31, 2021. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise.

At June 30, 2022 and 2021, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, December 31, 2020	37,241,694	$0.036	1.66
Exercised	(4,333,333)	0.03
Expired	(3,333,333)	0.045
Balance, June 30, 2021	29,575,028	0.036	1.43

Balance, December 31, 2021	22,327,894	0.038	1.84
Exercised	(3,660,817)	0.036
Balance, June 30, 2022	18,667,077	$0.032	1.41

At June 30, 2022 and 2021, the following options were outstanding:

	Number of options	Weighted average exercise price	Weighted average term remaining (years)
Balance, December 31, 2020	1,075,000	$0.06	5.24
Expired	(25,000)	0.21
Balance, June 30, 2021	1,050,000	0.05	4.86

Balance, December 31, 2021	1,050,000	0.05	4.35
Balance, June 30, 2022	1,050,000	$0.05	3.86

8.	COMMITMENTS AND CONTINGENCIES

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,441 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,441 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its condensed consolidated statement of operations for the three and six months ended June 30, 2022.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its condensed consolidated statement of operations for the three and six months ended June 30, 2022.

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three and six months ended June 30, 2022, an additional $1,285 and $2,556 was accrued for interest, respectively. At June 30, 2022, a total of $109,366 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the period ended June 30, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,703 and $9,534 was accrued during the three and six months ended June 30, 2022, respectively, bringing the total to $516,899 which is included in accounts and interest payable on the condensed consolidated balance sheet.

On August 30, 2021, the Panel issued the Second Partial Final Award and the Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues. These Awards were administrative and clarifying in nature, and had no financial effects on the previous rulings.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Subsequent to June 30, 2022, the Company received cash of $69,980 of additional Notes payable – related party from Mr. Nicholas Gallagher.

Subsequent to June 30, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

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

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity to a hard-rock source. Subject to financing, Goldrich plans to commence an initial 12,000-foot program in May 2023.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the three and six months ended June 30, 2022.

Payment of Interest Earned by LOC1.

The Partial Final Award also addressed our claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU contested the amount of LOC1 interest paid by GNP to NyacAU. The matter is further discussed below in the summary for the Final Post Award Orders and Supplemental Orders 5-8.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three and six months ended June 30, 2022, an additional $1,285 and $2,556 was accrued for interest, respectively. At June 30, 2022, a total of $109,366 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the period ended June 30, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,703 and $9,534 was accrued during the three and six months ended June 30, 2022, respectively, bringing the total to $516,899 which is included in accounts and interest payable on the condensed consolidated balance sheet

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2022 and beyond. We anticipate that we will incur approximately $1,900,000 for general operating expenses and property maintenance, $1,130,173 for related parties, $2,629,085 for interest, $484,755 for payment of the gold notes, $4,094,737 for payment of notes payable to related party, and $1,088,421 for the payment of senior secured loans over the next 12 months as of June 30, 2022. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the six months ended June 30, 2022, we completed financings of $162,158, compared to $286,000 net cash for note financings and placements of our securities during the six months ended June 30, 2021. Subsequent to the close of the six months ended June 30, 2022, we borrowed an additional $69,980, net of discounts, of notes payable – related party, bringing the total notes payable – related party obligation as of October 21, 2022, to $4,168,400. Notes payable to third parties totaling $1,088,421 and notes payable – related party, are due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At June 30, 2022, we had outstanding total notes payable in gold of $484,755, representing 266.788 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On June 30, 2022, we had total liabilities of $11,701,625 and total assets of $720,640. This compares to total liabilities of $11,055,036 and total assets of $763,073 on December 31, 2021. As of June 30, 2022, our liabilities consist of $272,050 for remediation and asset retirement obligations, $484,755 of notes payable in gold, $1,088,421 of notes payable, $4,094,737 of notes payable – related party, $1,931,786 of trade payables and accrued liabilities, $790,699 of accrued interest payable, $1,838,386 of accrued interest payable – related party, $1,130,173 due to related parties, $40,000 for stock subscription payable, and $30,618 for dividends payable on preferred stock. Of these liabilities, $11,389,574 is due within 12 months. The increase in liabilities compared to December 31, 2021 is due to an increase in trade and related party payables, an increase in interest payable and interest payable – related party and an increase in the notes payable in gold. Total assets and its components did not experience significant changes, with the exception of an increase in cash and a decrease in prepaid expenses during the period ended June 30, 2022.

On June 30, 2022, we had negative working capital of $11,320,363 and a stockholders’ deficit of $10,980,985 compared to negative working capital of $10,634,714 and stockholders’ deficit of $10,291,963 for the year ended December 31, 2021. Working capital decreased during the six months ended June 30, 2022 due to the reduction of prepaid expenses and the increase payables and notes payables. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2022.

During the six months ended June 30, 2022, we used cash from operating activities of $160,037 compared to $287,608 for the period ended June 30, 2021. Net losses were slightly lower year over year due to a decrease in trade payables and arbitration costs. Net operating losses were $357,388 and $822,179 for the three and six months ended June 30, 2022, respectively, compared to $434,584 and $915,172 for the three and six month periods ended June 30, 2021, respectively.

During the six months ended June 30, 2022 and 2021 respectively, we used no cash in investing activities.

During the six months ended June 30, 2022, cash of $162,157 was provided by financing activities, compared to $286,000 provided during the same period of 2021.

Private Placement Offerings

No private placement offerings occurred during the three and six months ended June 30, 2022 and 2021, respectively.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At June 30, 2022, we owed $484,755 for Notes payable in Gold, $1,088,421 for Notes payable and $4,094,737 for Notes payable – related party. Interest payable on these borrowings totaled $2,439,280. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to June 30, 2022, the Company received cash of $69,980 of additional Notes payable – related party from Mr. Nicholas Gallagher.

Subsequent to June 30, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Mining Permit and Future Mining Activities

The recent upward movements in the price of gold to a range of $1,600 to $2,000 per ounce or higher during the past few years have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 40,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

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

Changes in internal controls over financial reporting

During the period ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the period ended June 30, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: November 9, 2022

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer