Form 10-Q
period 2022-09-30
GOLDRICH MINING CO
filed 2022-11-21
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of issuer’s common stock outstanding at November 21, 2022: 185,448,412

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

As of September 30, 2022, there was no disruption or impact to the Company’s financial statements. Since December 31, 2019, due to the arbitration proceedings (as described herein) and limited cash availability, the Company has been largely inactive at its Chandalar property. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues beyond the Company’s current inactive period, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods.

As of September 30, 2022, Goldrich’s available capital was approximately $2,200 and as of November 21, 2022 its available capital was approximately $2,600. Management believes the Company will need additional capital resources under new or existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$3,762
Prepaid expenses	42,512	107,883
Total current assets	44,700	111,645

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$696,128	$763,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,921,742	$1,857,927
Interest payable	849,357	674,800
Interest payable – related party	1,994,013	1,531,199
Related party payable	1,179,061	1,017,403
Notes payable	1,088,421	1,088,421
Notes payable – related party	4,152,611	4,064,211
Notes payable in gold	446,003	481,780
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	11,661,826	10,746,359

Long-term liabilities:
Subscription payable	70,000	40,000
Remediation and asset retirement obligation	273,737	268,677
Total long-term liabilities	343,737	308,677
Total liabilities	12,005,563	11,055,036

Commitments and contingencies (Notes 8)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 150,000 shares issued and outstanding, respectively, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 90 and 150 shares authorized, issued and outstanding, respectively, $90,000 and $150,000 liquidation preference, respectively	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 and 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 185,448,412 and 179,787,595 issued and outstanding, respectively	18,544,841	17,978,760
Additional paid-in capital	10,447,652	10,880,576
Accumulated deficit	(40,573,103)	(39,422,474)
Total stockholders’ deficit	(11,309,435)	(10,291,963)
Total liabilities and stockholders’ deficit	$696,128	$763,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2022	2021	2022	2021
Operating expenses:
Mine preparation costs	$11,216	$9,108	$25,443	$40,805
Exploration expense	-	-	-	8,012
Management fees and salaries	46,388	48,525	143,813	158,281
Professional services	244	12,209	61,185	92,706
General and administration	48,090	70,117	152,186	284,417
Office supplies and other	5,992	5,788	21,891	17,924
Directors’ fees	2,500	2,400	6,100	18,700
Mineral property maintenance	31,942	20,991	94,915	83,963
Arbitration costs (Note 3)	2,143	9,998	19,221	74,731
Total operating expenses	148,515	179,136	524,754	779,539

Other (income) expense:
Change in fair value of notes payable in gold	(38,751)	(5,429)	(35,777)	(38,631)
Interest expense and finance costs – related party	155,627	183,175	462,814	541,864
Interest expense and finance costs	63,059	31,137	198,838	71,554
Gain on forgiveness of CARES Act PPP loan	-	-	-	(51,135)
Total other (income) expense	179,935	208,883	625,875	523,652

Net loss	328,450	388,019	1,150,629	1,303,191

Preferred dividends	1,917	1,917	5,688	5,688
Net loss available to common stockholders	$330,367	$389,936	$1,156,316	$1,308,879

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	177,479,791	175,427,662	183,667,400	172,282,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	179,787,595	$17,978,760	151,053	$271,175	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants exercised	2,660,817	266,081	-	-	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	182,448,412	$18,244,841	151,053	$271,175	$10,717,652	$(39,887,265)	$(10,653,597)
Preferred D conversion to common stock	2,000,000	200,000	(60)	-	(200,000)	-	-
Warrants exercised	1,000,000	100,000	-	-	(70,000)	-	30,000
Net Loss	-	-	-	-	-	(357,388)	(357,388)
Balance, June 30, 2022	185,448,412	$18,544,841	150,993	$271,175	$10,447,652	$(40,244,653)	$(10,980,985)
Net Loss	-	-	-	-	-	(328,450)	(328,450)
Balance, September 30, 2022	185,448,412	$18,544,841	150,993	$271,175	$10,447,652	$(40,573,103)	$(11,309,435)

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants exercised	4,333,333	433,333	-	-	(303,333)	-	130,000
Net Loss	-	-	-	-	-	(480,588)	(480,588)
Balance, March 31, 2021	172,259,709	$17,225,970	151,053	$271,175	$11,411,739	$(38,143,903)	$(9,235,019)
Shares issued for accrued interest	280,752	28,076	-	-	(23,864)	-	4,212
Net Loss	-	-	-	-	-	(434,584)	(434,584)
Balance, June 30, 2021	172,540,461	$17,254,046	151,053	$271,175	$11,387,875	$(38,578,487)	$(9,665,391)
Warrants exercised	3,124,970	312,497	-	-	(218,748)	-	93,749
Net Loss	-	-	-	-	-	(388,019)	(388,019)
Balance, September 30, 2021	175,665,431	$17,566,543	151,053	$271,175	$11,169,127	$(38,966,506)	$(9,959,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,150,629)	$(1,303,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of notes payable in gold	(35,777)	(38,631)
Accretion of asset retirement obligation	5,060	4,866
Gain on forgiveness of CARES Act PPP loan	-	(51,135)
Amortization of discount on notes payable – related party	4,420	14,657
Change in:
Prepaid expenses	65,371	39,435
Accounts payable and accrued liabilities	63,815	(3,928)
Interest payable	174,557	169,250
Interest payable – related party	462,814	421,982
Related party payable	161,658	193,221
Net cash used - operating activities	(248,711)	(553,474)

Cash flows from financing activities:
Proceeds from warrant exercises	133,157	223,749
Proceeds on subscription payable	30,000	49,700
Proceeds from notes payable	-	25,000
Proceeds from notes payable– related party	83,980	253,500
Net cash provided - financing activities	247,137	551,949

Net change in cash and cash equivalents	(1,574)	(1,525)

Cash and cash equivalents, beginning of period	3,762	1,931
Cash and cash equivalents, end of period	$2,188	$406

Non-cash Investing and Financing Activities:
Common stock issued for interest payable	$-	$4,212
Common shares issued for conversion of series D preferred stock	$200,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

The Company currently has no historical recurring source of revenue and an accumulated deficit of $40,573,103 at September 30, 2022. At September 30, 2022 the Company had negative working capital of $11,617,126 compared to negative working capital of $10,634,714 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Earnings (Loss) Per Share

For the nine-month periods ended September 30, 2022 and 2021, potentially dilutive shares including outstanding stock options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended September 30, 2022 and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	September 30, 2022	September 30, 2021
Stock options	1,050,000	1,050,000
Warrants	18,667,077	26,450,058
Convertible Preferred Stock	30,190,475	32,190,475
Total	49,907,552	59,690,553

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

During 2022 and 2021, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2022	Balance December 31, 2021	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$446,003	$481,780	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at September 30, 2022 and December 31, 2021. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company records amounts for loss when it is probable that a liability could be incurred and can be reasonably estimated. To date, the arbitration proceedings are still in progress, with some rulings being issued for and against the Company’s positions. No assurance can be given that the arbitration will result in a successful outcome for the Company. Due to uncertainties relating to the pending outcome, the financial statements contain only adjustments for the final results of the arbitration that are estimable and probable. See Note 8 Commitments and Contingencies for amounts and additional information. The Company incurred $2,143 and $19,221 in arbitration expenses during the three and nine months ended September 30, 2022, respectively, compared to $9,998 and $74,731 for the three and nine months ended September 30, 2021, respectively. Significant changes to our assessment of likely outcome and related amounts accrued for estimates could have a material impact on our condensed consolidated financial statements.

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control or significant influence over CGL and accounts for it using the equity method. During the nine months ended September 30, 2022, and the year ended December 31, 2021, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities; if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL as a result of its ownership.

4.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through September 30, 2022, the CEO’s salary has not been paid in full. The CFO is on a contract basis and recorded in management’s fees and salaries. Fees due to the CFO have been accrued and remain unpaid, as have board of directors’ fees.

CEO	Nine Months ended 9/30/22	Year ended 12/31/21
Balance at beginning of period	$793,720	$590,851
Deferred salary	135,000	180,000
Deferred expenses	11,745	40,220
Payments	-	(17,351)
Ending Balance	$940,465	$793,720

CFO
Balance at beginning of period	$91,981	$88,736
Deferred	8,813	27,768
Payments	-	(24,523)
Ending Balance	$100,794	$91,981

Board fees payable	137,802	131,702
Total Related party payables	$1,179,061	$1,017,403

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

5.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At September 30, 2022, the Company had outstanding notes payable of $1,088,421 and outstanding notes payable – related party of $4,152,611, compared to $1,088,421 and outstanding notes payable – related party of $4,064,211 at December 31, 2021. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. The related party is Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the nine months ended September 30, 2022, the Company borrowed no additional amounts under the notes payable and a net $83,980 under the notes payable – related party. The amount borrowed during the period of $83,980 consists of a principal balance of $88,400 less a discount of 5%, or $4,420. During the nine months ended September 30, 2021, the Company borrowed additional amounts of net $25,000 under the notes payable and a net $253,500 under the notes payable – related party. The amount borrowed during the nine months ended September 30, 2021 for the notes payable of $25,000 consists of principal balance of $26,316 less a discount of 5%, or $1,316 and for the notes payable – related party of $253,500 consists of principal balance of $266,842 less a discount of 5%, or $13,341.

During the three and nine months ended September 30, 2022, the Company incurred finder fees totaling $1,650 and $2,969, respectively to related party entities compared to $4,875 and $8,355 for the three- and nine-month periods ended September 30, 2021, respectively. Interest of $196,442 and $585,261 was expensed during the three- and nine-month periods ended September 30, 2022, respectively, of which $155,626 and $462,814 was to related parties, respectively, which is included in interest expense and finance costs – related party on the condensed consolidated statements of operations, compared to interest of $183,175 and $541,864, of which $142,952 and $421,982 was to related parties, for the three- and nine-month periods ended September 30, 2021, respectively. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at September 30, 2022.

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At September 30, 2022 and December 31, 2021, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

At September 30, 2022, the Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on September 30, 2022 of approximately $1,672 per ounce as quoted on the London PM Fix market or $446,003 in total. The valuation resulted in an decrease in gold notes payable of $38,751 during the three months ended September 30, 2022 and a decrease of $35,777 for the nine months ended September 30, 2022.

At December 31, 2021, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2021, the Company had outstanding total notes payable in gold of $481,780.

Interest of $11,789 and $34,146 was expensed during the three and nine months ended September 30, 2022, respectively, and $127,554 is accrued at September 30, 2022 and is included in interest payable. Interest of $10,680 and $30,935 was expensed during the three and nine months ended September 30, 2021, respectively.

7.	STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2022, the Company received $133,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.045, Class R warrants at an exercise price of $0.03, and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 2,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

During the nine months ended September 30, 2022, a holder of Preferred D stock, converted 60 shares of their Preferred D shares into 2,000,000 common shares. There was no cash received by the Company as a result of this transaction.

During the nine months ended September 30, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of that amount, 7,458,303 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at September 30, 2022 and December 31, 2021. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise.

At September 30, 2022 and 2021, the following warrants were outstanding:

	Number of warrants	Weighted average exercise price	Weighted average term remaining (years)
Balance, December 31, 2020	37,241,694	$0.036	1.66
Exercised	(7,458,303)	0.03
Expired	(3,333,333)	0.045
Balance, September 30, 2021	26,450,058	0.037	2.02

Balance, December 31, 2021	22,327,894	0.038	1.84
Exercised	(3,660,817)	0.036
Balance, September 30, 2022	18,667,077	$0.032	1.16

At September 30, 2022 and 2021, the following options were outstanding:

	Number of options	Weighted average exercise price	Weighted average term remaining (years)
Balance, December 31, 2020	1,075,000	$0.06	5.24
Expired	(25,000)	0.21
Balance, September 30, 2021	1,050,000	0.05	4.60

Balance, December 31, 2021	1,050,000	0.05	4.35
Balance, September 30, 2022	1,050,000	$0.05	3.60

8.	COMMITMENTS AND CONTINGENCIES

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

The Partial Final Award

The Partial Final Award addressed several matters including leases and the impact of their characterization on interim distributions. As a result, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,441 from GNP. In like manner, the Panel determined that NyacAU is entitled to an additional $413,441 in distributions for these years. As the Company is uncertain as to the collectability of these distributions, no recognition of these revenues is included in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The Partial Final Award also addressed the Company’s claim for payment of interest earned by LOC1. The Panel determined that NyacAU should pay the Company 50% of the interest earned on LOC1 actually received by NyacAU, or $126,666. NyacAU challenged this award but the Panel issued an additional ruling stating the amount owed to be $120,883 to Goldrich plus 5% prejudgment interest on unpaid LOC1 interest as it fell due, see Supplemental Orders 5-8 below. As the Company is uncertain as to the collectability of this award, no recognition of this other income is included in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, an additional $1,299 and $3,856 was accrued for interest, respectively. At September 30, 2022, a total of $110,666 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the period ended September 30, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,754 and $14,108 was accrued during the three and nine months ended September 30, 2022, respectively, bringing the total to $521,473 which is included in accounts and interest payable on the condensed consolidated balance sheet.

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

Subsequent to September 30, 2022, the Company received cash of $29,000 of additional Notes payable – related party from Mr. Nicholas Gallagher.

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

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity to a hard-rock source. Subject to financing, Goldrich plans to commence an initial 12,000-foot program in May 2023. Goldrich’s ability to perform exploration is unaffected by the arbitration between Goldrich and NyacAU LLC (“NyacAU”) discussed below.

Although our main focus continues to be the exploration of these hard-rock targets, we also endeavor to develop our placer properties as a source of internal cash to protect us from future market fluctuations and to provide funds for future exploration. In 2012, Goldrich and NyacAU formed Goldrich NyacAU Placer LLC (“GNP”), a 50/50 joint-venture company, managed by NyacAU, to mine Goldrich’s various placer properties at Chandalar.

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

Interim Distributions to Goldrich for 2016 and 2017.

As a result of the awards noted above, the Panel determined that the Company is entitled to an additional $214,797 in distributions for 2016 and an additional $198,644 for 2017, for a total of $413,442. In like manner, the Panel determined that NyacAU is entitled to an additional $413,442 in distributions for these years. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

Judgements issued by Superior Court

On April 29, 2020, the Superior Court of the State of Alaska issued a judgement in favor of Dr. James, in the total amount of $13,713 (for the 2012 reclamation costs personally incurred, including interest) and $83,588 (for the adjustment to Dr. James’ stock purchase, including interest). On June 9, 2020, and June 20, 2020, the Court awarded additional costs and attorney’s fees. The Court ordered both Goldrich and NyacAU to submit a status report to the Court in September 2020 regarding the Panel’s clarification of the payable for the 2012 reclamation, including interest, and to clarify the party for the award, NyacAU or GNP. The status report has been filed by both parties, and these judgements remain unpaid and in force before the Superior Court. These amounts related to these judgements were accrued for at December 31, 2019. At December 31, 2021, a total amount of $106,810 is included for the judgement and post judgement interest in accounts payable and interest payable on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, an additional $1,299 and $3,856 was accrued for interest, respectively. At September 30, 2022, a total of $110,666 is included in accounts payable and interest payable on the condensed consolidated balance sheet for the judgements.

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

Goldrich’s Portion of Interest Paid on LOC1

Under the GNP Operating Agreement, Goldrich is to receive 50% of any interest on LOC1 paid by GNP to NyacAU. Goldrich made a claim to the Panel that GNP had paid interest to NyacAU and that Goldrich was entitled to 50% of the amount paid. The Panel ruled that NyacAU is obligated to pay Goldrich 50% of $241,797 in interest “received” by NyacAU up to October 2018, when GNP was dissolved and commenced liquidation, in the total principal amount of $120,883. Goldrich is also entitled to recover 5% prejudgment interest on unpaid LOC1 interest as it fell due through October 1, 2018, after which date no interest would be shared with Goldrich. As we are uncertain as to the collectability of these distributions, no recognition of these revenues is included in our condensed consolidated statement of operations for the period ended September 30, 2022.

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

On April 7, 2021, the Panel issued two orders:

-	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, wherein the Panel ruled that the Company did not violate confidentiality when it filed the arbitration rulings as exhibits to its public reporting with the Securities and Exchange Commission, and

-	Order on Respondents’ Motion to Confirm Judgement, to correct, clarify or modify an award made in the Partial Final Award. This order confirmed a GNP claim against the Company for $50,685 for additional reclamation costs, including interest of $2,589, and clarified that GNP, not NyacAU, was awarded the 2012 reclamation costs. This event constitutes a ‘Type 1’ event, which required adjustment and recognition in the financial statements for the year ended December 31, 2020. At December 31, 2021, a total of $507,365 is accrued and included in accounts and interest payable on the condensed consolidated balance sheet. Additional interest of $4,754 and $14,108 was accrued during the three and nine months ended September 30, 2022, respectively, bringing the total to $521,473 which is included in accounts and interest payable on the condensed consolidated balance sheet

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2022 and beyond. We anticipate that we will incur approximately $1,900,000 for general operating expenses and property maintenance, $1,179,061 for related parties, $2,843,370 for interest, $446,003 for payment of the gold notes, $4,152,611 for payment of notes payable to related party, and $1,088,421 for the payment of notes payable over the next 12 months as of September 30, 2022. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration, but a significant portion of this would be recouped if we are successful in the arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

During the nine months ended September 30, 2022, we completed financings of $247,137, compared to $551,949 net cash for note financings and placements of our securities during the nine months ended September 30, 2021. Subsequent to the close of the nine months ended September 30, 2022, we borrowed an additional $29,000, net of discounts, of notes payable – related party, bringing the total notes payable – related party obligation as of November 8, 2022, to $4,183,137. Notes payable to third parties totaling $1,088,421 and notes payable – related party, are due on demand.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At September 30, 2022, we had outstanding total notes payable in gold of $446,003, representing 266.788 ounces of fine gold deliverable on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment or delivery of gold and have indicated willingness to work with the Company to extend the due date.

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

Results of Operations

On September 30, 2022, we had total liabilities of $12,005,563 and total assets of $696,128. This compares to total liabilities of $11,055,036 and total assets of $763,073 on December 31, 2021. As of September 30, 2022, our liabilities consist of $273,737 for remediation and asset retirement obligations, $446,003 of notes payable in gold, $1,088,421 of notes payable, $4,152,611 of notes payable – related party, $1,921,742 of trade payables and accrued liabilities, $849,357 of accrued interest payable, $1,994,013 of accrued interest payable – related party, $1,179,061 due to related parties, $70,000 for stock subscription payable, and $30,618 for dividends payable on preferred stock. Of these liabilities, $11,661,826 is due within 12 months. The increase in liabilities compared to December 31, 2021 is due to an increase in trade and related party payables, an increase in interest payable and interest payable – related party and an increase in the notes payable - related party. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the period ended September 30, 2022.

On September 30, 2022, we had negative working capital of $11,617,126 and a stockholders’ deficit of $11,309,435 compared to negative working capital of $10,634,714 and stockholders’ deficit of $10,291,963 for the year ended December 31, 2021. Working capital decreased during the nine months ended September 30, 2022, due to the reduction of cash and prepaid expenses and the increase in payables and notes payables. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2022.

During the three and nine months ended September 30, 2022, the Company reported total operating expenses of $148,515 and $524,753, respectively, compared to $179,136 and $779,539 for the three and nine months ended September 30, 2021, respectively. The reduction in operating expenses for the three months ended September 30, 2022, was due to reduced management fees and salaries, reduced professional fees, reduced general and administration expenses, and reduced arbitration costs when compared to the three months ended September 30, 2021. The reduction in operating expenses for the nine months ended September 30, 2022, was due to reduced mine preparation costs, reduced exploration expense, reduced management fees and salaries, reduced professional services, reduced general and administration costs, reduced directors’ fees, and reduced arbitration costs.

During the nine months ended September 30, 2022, we used cash from operating activities of $248,711 compared to $553,474 for the period ended September 30, 2021. Net losses were slightly lower year over year due to a decrease in trade payables and arbitration costs. Net operating losses were $148,515 and $524,753 for the three and nine months ended September 30, 2022, respectively, compared to $179,136 and $779,539 for the three and nine month periods ended September 30, 2021, respectively.

During the nine months ended September 30, 2022 and 2021 respectively, we used no cash in investing activities.

During the nine months ended September 30, 2022, cash of $247,137 was provided by financing activities, compared to $551,949 provided during the same period of 2021.

Private Placement Offerings

During the nine months ended September 30, 2022, the Company received cash of $30,000 in subscription payable for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At September 30, 2022, we owed $446,003 for Notes payable in Gold, $1,088,421 for Notes payable and $4,152,611 for Notes payable – related party. Interest payable on these borrowings totaled $2,647,511. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to September 30, 2022, the Company received cash of $29,000 of additional Notes payable – related party from Mr. Nicholas Gallagher.

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

Changes in internal controls over financial reporting

During the period ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the period ended September 30, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: November 21, 2022

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2022

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer