Form 10-K/A
period 2021-12-31
GOLDRICH MINING CO
filed 2023-03-01
CIK 59860

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

Number of shares of Common Stock outstanding as of March 30, 2022: 182,448,412

Explanatory Note

The purpose of this Amendment No. 1 to Goldrich Mining Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 (the “Form 10-K”) is to incorporate additional information concerning Goldrich’s Chandalar property including revisions made in the Revised and Amended Initial Assessment which has a revised and amended date of February 24, 2023 and an effective date of May 31, 2021.

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

Subsequent to release of the IA, a Revised and Amended Initial Assessment Report (the “RAIA”) was prepared by GRE and has a revised and amended date of February 24, 2023 and an effective date of May 31, 2021. The RAIA did not change the results of the economic analysis.

Both the IA and RAIA completed the economic analysis based on a 0.004 raw troy ounce per bank cubic yard cutoff pit constrained mineral resource that utilized a 0.002 raw troy ounce per bank cubic yard grade shell for grade estimation so there was no change in the economic analysis. However, the RAIA reported the pit constrained mineral resources at a 0.004 raw troy ounce per bank cubic yard cutoff while the IA pit constrained mineral resource used a 0.002 raw troy ounce per bank cubic yard cutoff. This difference caused measured and indicated mineral resources to decrease from 120,000 ounces of fine gold in the IA to 119,000 ounces of fine gold in the RAIA and inferred mineral resources to decrease from 17,000 ounces of fine gold in the IA to 16,000 ounces of fine gold in the RAIA. The RAIA was also revised to include additional information requested by the SEC and to add statements of opinions of qualified persons on the adequacy of sample preparation, security, analytical procedures, and the adequacy of the data.

Using a base case gold price of $1,650, the key economic results of the RAIA with a summarized gold price sensitivity analysis were as follows (A complete copy of the RAIA may be downloaded at https://www.goldrichmining.com/chandalar-gold-district/technical-reports.html).

Parameter	Base Case $1,650 Gold	Gold Price Sensitivity Analysis
		$1,500	$2,000	$2,500
Undiscounted Pre-Tax Net Cash Flow:	$75 million	$57 million	$116 million	$175 million
After-tax NPV@5%(1):	$64 million	$50 million	$92 million	$129 million
After-tax IRR(1):	139%	112%	195%	275%
Undiscounted After-tax Net Cash Flow(1):	$72 million	$57 million	$103 million	$145 million
After-tax Payback Period (years):	1.3	1.4	1.2	1.1
All-in Sustaining Costs:	$799/Au oz.
All-in Costs:	$1,064/Au oz.
Total Operating Costs:	$646/Au oz.

The RAIA pit-constrained mineral resources for the Little Squaw Creek Placer deposit at a 0.004 raw troy ounce per bank cubic yard cutoff is as follows:

Classification	Resource Volume (1000s bcy)	Raw Gold Grade (t.oz./bcy)	Raw Gold (1000s t. oz)	Fine Gold (1000s t. oz)
Measured	2,609	0.0302	79,000	69,000
Indicated	2,188	0.0265	58,000	50,000
Measured & Indicated	4,797	0.0285	137,000	119,000
Inferred	771	0.0245	19,000	16,000

(1)	Raw Gold - Gold as recovered from the placer deposit, historically 84% gold and 16% other metals like silver and copper (referred to as 840 fine). The Mineral Resource is constrained by a 0.002 raw troy ounce per bank cubic yard grade shell and a 0.004 raw troy ounce per bank cubic yard cutoff (840 fineness) at an assumed gold price of 1,600 $/tr oz, assumed mining cost of 4.50 $/bcy, assumed processing and administrative cost of 7.25 $/bcy, an assumed gold purity ofpurity of 84%, and pit slopes of 45 degrees. These costs are preliminary estimates (prior to economic analysis).

(2)	Fine Gold - Gold that is 99.99% pure (referred to as 9999 fine).

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

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity to a hard-rock source. Subject to financing, Goldrich plans to commence an initial 12,000-foot program in May 2022. Goldrich's ability to perform exploration is unaffected by the arbitration between Goldrich and NyacAU.

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

After the release of the IA, a Revised and Amended Initial Assessment Report (the “RAIA”) was prepared by GRE and has a revised and amended date of February 24, 2023 and an effective date of May 31, 2021. The RAIA did not change the results of the economic analysis.

Both the IA and RAIA completed the economic analysis based on a 0.004 raw troy ounce per bank cubic yard cutoff pit constrained mineral resource that utilized a 0.002 raw troy ounce per bank cubic yard grade shell for grade estimation so there was no change in the economic analysis. However, the RAIA reported the pit constrained mineral resources at a 0.004 raw troy ounce per bank cubic yard cutoff while the IA pit constrained mineral resource used a 0.002 raw troy ounce per bank cubic yard cutoff. This difference caused measured and indicated mineral resources to decrease from 120,000 ounces of fine gold in the IA to 119,000 ounces of fine gold in the RAIA and inferred mineral resources to decrease from 17,000 ounces of fine gold in the IA to 16,000 ounces of fine gold in the RAIA. The RAIA was also revised to include additional information requested by the SEC and to add statements of opinions of qualified persons on the adequacy of sample preparation, security, analytical procedures, and the adequacy of the data.

Using a base case gold price of $1,650, the key economic results of the RAIA with a summarized gold price sensitivity analysis were as follows (A complete copy of the RAIA may be downloaded at https://www.goldrichmining.com/chandalar-gold-district/technical-reports.html).

Parameter	Base Case $1,650 Gold	Gold Price Sensitivity Analysis
		$1,500	$2,000	$2,500
Undiscounted Pre-Tax Net Cash Flow:	$75 million	$57 million	$116 million	$175 million
After-tax NPV@5%(1):	$64 million	$50 million	$92 million	$129 million
After-tax IRR(1):	139%	112%	195%	275%
Undiscounted After-tax Net Cash Flow(1):	$72 million	$57 million	$103 million	$145 million
After-tax Payback Period (years):	1.3	1.4	1.2	1.1
All-in Sustaining Costs:	$799/Au oz.
All-in Costs:	$1,064/Au oz.
Total Operating Costs:	$646/Au oz.

The RAIA pit-constrained mineral resources for the Little Squaw Creek Placer deposit at a 0.004 raw troy ounce per bank cubic yard cutoff is as follows:

Classification	Resource Volume (1000s bcy)	Raw Gold Grade (t. oz./bcy)	Raw Gold (1000s t. oz)	Fine Gold (1000s t. oz)
Measured	2,609	0.0302	79,000	69,000
Indicated	2,188	0.0265	58,000	50,000
Measured & Indicated	4,797	0.0285	137,000	119,000
Inferred	771	0.0245	19,000	16,000

(1)	Raw Gold - Gold as recovered from the placer deposit, historically 84% gold and 16% other metals like silver and copper (referred to as 840 fine). The Mineral Resource is constrained by a 0.002 raw troy ounce per bank cubic yard grade shell and a 0.004 raw troy ounce per bank cubic yard cutoff (840 fineness) at an assumed gold price of 1,600 $/tr oz, assumed mining cost of 4.50 $/bcy, assumed processing and administrative cost of 7.25 $/bcy, an assumed gold purity of 84%, and pit slopes of 45 degrees. These costs are preliminary estimates (prior to economic analysis).

(2)	Fine Gold - Gold that is 99.99% pure (referred to as 9999 fine).

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

During the year ended December 31, 2021, the Company reported total operating expense of $997,863, compared to $1,289,318 for the year ended December 31, 2020. Exploration expense, professional services, general and administrative, office supplies and other, and directors’ fees increased slightly during the year but mine preparation costs, depreciation expense, management fees and salaries, mineral property maintenance, reclamation, and arbitration costs decreased. The most significant decreases were mine preparation costs, reclamation expense and arbitration costs. Total other (income) expense for the year ended December 31, 2021 was $761,296 compared to $880,222 for the same period of 2020, mainly due to a reduction in the fair value of notes payable in gold during 2021 and a gain on forgiveness of CARES Act PPP loan.

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Form of Class L Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 27, 2014
4.4	Form of Class M Warrant, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.5	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class N Warrant, incorporated by reference to exhibit 4.11 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class N-2 Warrant, incorporated by reference to exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.8	Form of Class O Warrant, incorporated by reference to exhibit 4.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.9	Form of Class P Warrant, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
4.10	Form of Class P-2 Warrant, incorporated by reference to exhibit 4.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016

4.11	Form of Class Q Warrant, incorporated by reference to exhibit 4.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.12	Form of Class Q-2 Warrant, incorporated by reference to exhibit 4.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.13	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.14	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.15	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.16	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.17	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.18	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.19	Form of Class T Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed herewith (a)
4.20(1)	Description of the Registrant’s Securities
10.1+	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
10.2+	Independent Contractor Agreement, dated as of January 1, 2009, among Goldrich Mining Company, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.36 to Form 10-K (001-06412), as filed April 3, 2009
10.3+	Oral agreement to extend Independent Contractor Agreement, dated February 10, 2010, among Goldrich Mining Company, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.38 to Form 10-K (001-06412), as filed April 6, 2010
10.4+	Employment Agreement, dated as of December 20, 2010, between Goldrich Mining Company and William V. Schara, incorporated by reference to exhibit 10.46 to Form S-1 (333-171550), as filed January 4, 2011
10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
10.13	Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.14	Form of Note by and between the Company and Gold Rich Asia Investment Limited, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015

10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
10.22	Amended 2019 Loan Agreement, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed March 24, 2020
10.23	Senior Secured Promissory Note, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed March 24, 2020
10.24	Guarantee, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed March 24, 2020
10.25	Deed of Trust, incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, as filed March 24, 2020
10.26	Initial Assessment Report authored by Global Resource Engineering Ltd, incorporated by reference to exhibit 96.1 to the Current Report on Form 8-K, as filed June 17, 2021
10.27(1)	Revised and Amended Initial Assessment Report authored by Global Resource Engineering Ltd
10.28(1)	Technical Report Summary authored by Terre Lane, Principal Mining Engineer, Global Resource Engineering Ltd
10-29(1)	Consent of the Author by Terre Lane, Principal Mining Engineer, Global Resource Engineering Ltd
21.1(1)	Subsidiaries of the Corporation
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
99.1	Interim Award, issued by Arbitration Panel, dated May 25, 2019, incorporated by reference to exhibit 99.1 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.2	Partial Final Award, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.3	Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.4	Final Post Award Orders, issued by Arbitration Panel, dated September 4, 2020, incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.5	Ruling of State of Alaska Superior Court, dated April 29, 2020, incorporated by reference to exhibit 99.5 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.6(1)	Order on Respondents’ Motion to Confirm Judgment, issued by Arbitration Panel, dated April 7, 2021
99.7(1)	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, issued by Arbitration Panel, dated April 7, 2021
99.8(1)	Second Partial Final Award, issued by Arbitration Panel, dated August 30, 2021
99.9(1)	Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated August 30, 2021

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

+ - Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ William V. Schara
William V. Schara, Chief Executive Officer, Principal Executive Officer

Date: March 1, 2023

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date: March 1, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:	March 1, 2023	/s/ David S. Atkinson
David S. Atkinson, Director

Date:	March 1, 2023	/s/ Nicholas Gallagher
Nicholas Gallagher, Director

Date:		Resigned from the Board on August 5, 2022
Garrick A. Mendham, Director

Date:	March 1, 2023	/s/ William Orchow
William Orchow, Director

Date:	March 1, 2023	/s/ Michael G. Rasmussen
Michael G. Rasmussen, Director

Date:	March 1, 2023	/s/ William V. Schara
William V. Schara, Director and Chief Executive Officer

Date:	March 1, 2023	/s/ Stephen M. Vincent
Stephen M. Vincent, Director

Date:	March 1, 2023	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer