Form 10-K
period 2022-12-31
GOLDRICH MINING CO
filed 2023-07-05
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

(509) 535-7367

(Registrant’s Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	GRMC	OTC Pink

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

As of June 30, 2022, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $4,053,730. This figure is based on the closing sale price of $0.03 per share of the Registrant’s common stock on June 30, 2022 on the OTC Pink.

Number of shares of Common Stock outstanding as of July 5, 2023: 195,226,190

GOLDRICH MINING COMPANY
FORM 10-K
December 31, 2022

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to continue as a going concern being in doubt;

●	risks related to our history of losses;

●	risks related to our outstanding gold forward sales contracts and notes;

●	risks related to need to raise additional capital to fund our exploration and, if warranted, development and production programs;

●	risks related to our property not having any proven or probable reserves;

●	risk related to our limited history of commercial production;

●	risk related to operating a mine;

●	risk related to accurately forecasting, extraction and production;

●	risks related to our dependence on a single property – the Chandalar property;

●	risks related to climate and location restricting our exploration and, if warranted, development and production activities;

●	risks related to our mineralization estimates being based on limited drilling data;

●	risks related to our exploration activities not being commercially successful;

●	risks related to actual capital costs, production or economic return being different than projected;

●	risks related to mineral exploration;

●	risks related to increased costs;

●	risks related to a shortage of equipment and supplies;

●	risk related to fluctuations in gold prices;

●	risks related to title to our properties being defective;

●	risks related to title to our properties being subject to claims;

●	risks related to estimates of resources or reserves;

●	risks related to government regulation;

●	risks related to environmental laws and regulation;

●	risks related to land reclamation requirements;

●	risks related to future legislation regarding mining laws;

●	risks related to future legislation regarding climate change;

●	risks related to our lack of insurance coverage for all risks;

●	risks related to competition in the mining industry;

●	risks related to our dependence on key personnel;

●	risks related to our executive offices not dedicating 100% of their time to our company;

●	risks related to potential conflicts of interest with our directors and executive officers;

●	risks related to the deed of trust held by our secured debt holders;

●	risks related to market conditions;

●	risks related to our disclosure controls and procedures; and

●	risks related to our shares of common stock.

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

Incorporated in 1959, Goldrich Mining Company (OTC Pink trading symbol “GRMC”) has been a publicly traded company since October 9, 1970. Our executive office address is 2525 E. 29th Ave. Ste. 10B-160, Spokane, WA 99223, and our phone number is (509) 535-7367. Our website address is www.goldrichmining.com. Information contained on our website is not part of this annual report.

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

The Chandalar property contains both our Chandalar hard-rock (lode) gold project, our primary target, and the Chandalar alluvial (placer) gold mine. The area has a long prospecting and mining history dating to the discovery of placer gold deposits in 1905, soon followed by the discovery of more than 30 separate high-grade lode gold mineralization prospects. Over the next 80 years the lode gold mineralization occurrences were intermittently explored or mined by various small operators, but because of the district’s remote location the readily mineable alluvial gold deposits received the most attention.

Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in Subpart 1300 but, as detailed in Item 2. Properties below, it does contain alluvial resources of 119,000 ounces measured and indicated ounces and 16,000 indicated ounces of fine gold. The probability that ore reserves that meet SEC Subpart 1300 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. We commissioned an independent engineering firm to complete a mining plan and initial assessment for the Company’s Chandalar placer mine, completed in June 2021, according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in Subpart 1300. The new disclosure requirements under Subpart 1300 replaced the SEC Industry Guide 7, and mining registrants on January 1, 2021. The new disclosure requirements under Subpart 1300 allow issuers to disclose inferred, indicated and measured resources as defined therein. The Company has yet to decide if a preliminary feasibility study should also be prepared for the Chandalar placer mine. A preliminary feasibility study allows an issuer to disclose any proven or probable mineral reserves on a mineral property.

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

2019 – 2022: GNP was dissolved in 2019 due to its inability to reach commercial production, and no mining activities were undertaken from 2019 through 2022.

Although GNP extracted over 42,000 ounces of fine gold from 2013 to 2018, GNP failed to meet the minimum production requirements under the GNP Operating Agreement. Goldrich began arbitration proceedings against NyacAU and certain NyacAU related parties in 2017 (see Joint Venture Agreement and Arbitration below). GNP was dissolved in June 2019. Except for equipment needed for reclamation, most of the heavy equipment and the wash plant were removed in March through mid-April 2019. There was no gold extracted in the years 2019 through 2022. NyacAU is the operator of the mine permits and began reclamation of the mine in 2019, which is still ongoing.

Goldrich hired an independent mining engineering firm in 2019 to formulate a mine plan and complete an initial assessment under Subpart 1300 to determine if Goldrich should pursue production at the placer mine. The mine plan and initial assessment were completed in June 2021 and supplemented as of December 31, 2022 for full disclosures required by Subpart 1300. Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

On March 31, 2023, we entered into a settlement agreement concerning the arbitration proceedings with NyacAU, our former joint venture partner, and its related parties, whereunder we remitted a total of $105,000 to NyacAU and those related entities in consideration of all claims by both parties to the arbitration and legal proceedings being dismissed and all claims withdrawn. Concurrent with that settlement agreement, we entered into an option agreement with NyacAU whereunder, at our option, we would become the operator of the mining permit and would assume the remaining reclamation responsibilities for the Chandalar Mine. The exercise of the option agreement must be done by April 30, 2024, and requires a payment of $1,000,000 to NyacAU for the equipment, facilities, supplies and any other assets remaining at the Chandalar Mine site, which remain in place for the continuing reclamation work being performed by NyacAU under the mining permit and reclamation plan previously approved by the Army Corps of Engineers.

Concerning hard-rock exploration, although we are pleased with the progress that has been made, weak financial markets and the Company’s illiquidity during the last several years have been an important factor affecting the level of our exploration activities. If the placer mine enters into commercial production (by Goldrich or a third-party operator), we look forward to potential internal cash flow and additional opportunities for financing that will give us a unique advantage for growth over other junior mining exploration companies; however, finances must be obtained before we can continue mining activities.

We also intend to list our shares on a recognized stock exchange in Canada in addition to maintaining our quotation on the OTC Pink Market in the United States. We believe these factors will increase our access to financial markets and positively affect our ability to raise the funds necessary to add value to our property and increase shareholder value. Our main focus in the future will continue to be the exploration of the hard-rock targets of our Chandalar property as funds become available.

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

Employees

In October 2009, William Schara began employment as our President and Chief Executive Officer (“CEO”). We rely on consulting contracts for some of our management and administrative personnel needs, including for our Chief Financial Officer (“CFO”), Mr. Ted Sharp. The contract for Mr. Sharp expired on December 31, 2009; however, Mr. Sharp continues to provide services to the Company under the terms of that contract. We employ individuals and contractors on a seasonal basis to conduct exploration, mining and other required company activities, mostly during the late spring through early fall months. We currently have 2 full-time employees; our CEO and Controller.

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

At present, Alaska has a 7% net profits mining license tax on all mineral production (AS 43.65), a 3% net profits royalty on minerals from state lands (AS 38.05.212) (where we hold unpatented state mining claims), and a graduated annual mining claim rental beginning at $1.03/acre. Alaska state corporate income tax is 9.4% if net profit is more than a set threshold amount. Alaska has an exploration incentive credit program (AS 27.30.010) whereby up to $20 million in approved accrued exploration credits can be deducted from the state mining license tax, the state corporate income tax, and the state mining royalty. All qualified new mining operations are exempt from the mining license tax for 3½ years after production begins.

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

In 1990, the Alaska DEC notified us that soil samples taken from a gravel pad adjacent to our Tobin Creek mill site contained elevated levels of mercury. In response to the notification, we engaged a professional mineral engineer to evaluate procedures for remediating contamination at the site. In 1994, the engineer evaluated the contamination and determined that it consists of approximately 160 cubic yards of earthen material that could be cleansed by processing it through a simple gravity washing plant. This plan was subsequently approved by the state. In 2000, the site was listed in the Alaska DEC’s contaminated sites database as a “medium” priority contaminated site. We Are not aware of any changes in state environmental laws that would affect our state approved cleanup plan or impose a timetable for it to be done. During 2008, our employees took a suite of samples at the contamination site to update the readings taken in 1990 or prior. The results of this sampling reconfirmed the earlier findings, and also suggest that some attenuation of the mercury contamination has occurred. An independent technical consultant assessed those results and believes that proper procedures for sampling and testing were followed. During 2011, 2013 and 2014, we took additional samples that showed an overall reduction of mercury in the previously sampled area. However, one sample on the margin of the sampled area yielded high mercury content, and that may necessitate continued expansion of the area to be sampled in the future. The 2011, 2013 and 2014 sample results were submitted to the State for analysis and determination of what additional sampling the State may require on the area around the mill. In 2013, we received a letter request from the Alaska DEC to update our plan for remediating the contaminated site and in 2014, 2015, and 2016 continued communication with the Alaska DEC to determine what remediation is necessary. We have engaged an independent environmental engineering company to perform an evaluation of the remediation requirements based on locality, latitude, altitude, permafrost and other factors. During 2017, the environmental engineering company performed an eco-scoping study on the site. The Alaska DEC has notified us that further sampling will need to be performed in and around the streambed from the mine site to the stream’s confluence into Chandalar Lake. At December 31, 2022, we have an accrued liability of $100,000 in our financial statements for sampling and remediation costs.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2022, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. During the year ended December 31, 2022, we raised $278,840 net cash from senior secured notes payable to third-party and related-party persons, as described elsewhere, $133,157 in warrant exercises, as described elsewhere, and $30,000 from private placements, as described elsewhere. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

GNP was dissolved in 2019. We are seeking to raise sufficient capital to continue profitably operating the mine. The current plant has been disassembled and it, as well as most of the equipment used by GNP, has been demobilized from the mine site. While we are working to replace the dissolved GNP operations with commensurate gold extraction by us or a qualified third-party operator, we cannot assure you we will have sufficient capital to implement our plan of operation, that we will be successful in beginning gold extraction operations in the future, the timing for any such operations or that the extraction results in future years will be similar to past results.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We had net income of $50,163 in the year ended 2015, but we incurred net losses during each of the following more recent periods:

●	$1,055,630 for the year ended December 31, 2022;

●	$1,759,159 for the year ended December 31, 2021;

●	$2,169,540 for the year ended December 31, 2020; and

●	$2,603,065 for the year ended December 31, 2019.

We had an accumulated deficit of approximately $40.48 million as of December 31, 2022. We expect to continue to incur losses unless and until such time as the Chandalar Mine or one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

We may be unable to timely pay our obligations under our outstanding note payable in gold or our secured senior secured notes, which may result in us losing some of our rights to gold from Chandalar alluvial extraction operations and may adversely affect our assets, results of operations and future prospects.

At December 31, 2022, a portion of the Company’s notes payable in gold outstanding, with a net liability of $483,514, obligate the Company to deliver 266.788 ounces of fine gold on demand. To date, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. These notes were secured against our right to future distributions of gold extracted from subsequent gold mining operations by GNP, the former joint venture. At December 31, 2022, we owed secured senior notes to related parties totaling $4,195,979 and outstanding notes payable to unrelated parties of $1,250,169, payable within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. These notes are secured against all of the assets and property of each of Goldrich Mining Company and Goldrich Placer, LLC, whether real, personal or mixed, in which the holders of any Notes (or their Collateral Agent) hold a security interest at such time, including any property subject to liens or security interest granted by the Deed of Trust.

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

Under our senior secured notes, each of the following constitutes an event of default: (a) the Company fails to pay (i) any portion of the principal amount of any Note when due or (ii) any accrued and unpaid Interest when due and such failure continues for three (3) Business Days or (iii) any other amount that is due and payable under this Amended Agreement, any Note, or the Deed of Trust and such failure continues for ten (10) Business Days after demand for such payment is made by the Holder; (b) the Company fails to observe or perform any other obligation, covenant, or agreement applicable to the Company under this Amended Agreement as and when due and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company; (c) the Company fails to observe or perform any covenant or agreement applicable under the Guaranty and fails to cure such failure within 10 Business Days of notice of such failure by the holder to the Company; (d) an insolvency or liquidation proceeding or assignment is commenced with respect to the Company or its subsidiary; or (e) any alleged creditor other than the holders seeks to collect any amount allegedly due and owing to said creditor at that time.

If we are unable to timely satisfy our obligations under the notes payable in gold or the secured senior notes, including timely payment of gold on demand or interest when due and payment of the principal amount on demand for the secured senior notes and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are specifically secured against our right to future gold distributions from subsequent gold mining operations by GNP, the former joint venture. The senior secured notes are secured against all our assets. Any failure to timely meet our obligations under these instruments may adversely affect our assets, results of operations and future prospects or cause us to declare bankruptcy.

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

We commissioned an independent engineering firm to complete a mining plan and initial assessment (“IA”) for the Chandalar Alluvial Gold Deposit on our Chandalar property according to the new amendments adopted by the SEC to modernize the property disclosure requirements for mining registrants as codified in Subpart 1300. The IA was completed in June 2021 and supplemented as of December 31, 2022 for full disclosures required by Subpart 1300. The IA is based on a limited amount of drilling completed during 2007, 2013, and 2017. These estimates have a high degree of uncertainty. While we plan on conducting further drilling programs on the deposit, we cannot guarantee that the results of future drilling will return similar results or that our current estimate of resources will ever be established as proven and probable reserves as defined in the new SEC regulations in Subpart 1300. Any gold resources that may be discovered at Chandalar through our drilling programs may be of insufficient quantities to justify commercial operations.

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

The market price of our common stock has ranged from a high of $0.086 and a low of $0.0002 during the twelve-month period ended December 31, 2022. The market price for our common stock closed at $0.03 on December 30, 2022, the last trading day of 2022. The market price of our common stock may fluctuate significantly from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration stage companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

We have convertible securities and convertible debt outstanding, which if fully exercised could require us to issue a significant number of shares of our common stock and result in substantial dilution to existing shareholders.

As of December 31, 2022, we had 185,448,412 shares of common stock issued and outstanding. We may be required to issue the following shares of common stock upon exercise of options and warrants or conversion of convertible securities:

●	1,050,000 shares of common stock issuable upon exercise of vested options outstanding as of December 31, 2022;

●	30,190,475 shares of common stock issuable upon conversion of preferred shares outstanding as of December 31, 2022;

●	18,114,446 shares of common stock issuable upon exercise of warrants outstanding as of December 31, 2022;

●	4,333,333 shares of common stock issuable for subscription payable as of December 31, 2022; and

●	143,431,051 shares of common stock issuable if Nicholas Gallagher (“Gallagher”), a related party and member of the Company’s Board of Directors and a secured note holder, exercises his option to be paid in shares for unpaid interest as of December 31, 2022.

If these convertible and exercisable securities are fully converted or exercised, we would issue an additional 197,119,305 shares of common stock, and our issued and outstanding share capital would increase to 382,567,717 shares. The convertible securities are likely to be exercised or converted at the time when the market price of our common stock exceeds the conversion or exercise price of the convertible securities. Holders of such securities are likely to sell the common stock upon conversion, which could cause our share price to decline.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the United State Securities and Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTC Pink during the twelve-month period ended December 31, 2022, ranged between a high of $0.086 and a low of $0.0002, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

In September 2022, we received an SEC Comment Letter dated September 7, 2022, which specified that:

1.	The Company was required to file interim reports on Form 10-Q pursuant to Rule 131-13 of Regulation 13A. The quarterly reports for the periods ended March 31, 2022 and June 30, 2022 were due May 16, 2022, and August 15, 2022, respectively.

a.	We filed all quarterly reports for Q1, Q2, Q3 2022 by November 21, 2022. The reports were not filed previously because the Company did not have sufficient funds to pay its auditors to review the quarterly reports to ensure that complete, thorough and accurate disclosures of all material information were made.

2.	Several deficiencies in disclosure of mineral resource estimates, their location on a map and the variables used in their calculation were identified, each requiring remediation by us. We needed to obtain author consent to a new Technical Report Summary, which would disclose each of the required points of data, and attach those documents to an Amended Form 10-K.

a.	We contracted with GRE to issue the prescribed Technical Report Summary, which was in the process of completion at December 31, 2022. On March 1, 2023, we filed Form 10-K/A to incorporate all required amendments and disclosures. Those amended disclosures and data are included in this Form 10-K for the year ended December 31, 2022.

All staff comments have been resolved as of the date of filing of this report.

ITEM 2. PROPERTIES

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

An important part of our Chandalar property is patented federal mining claims owned by us. Patented mining claims, which are real property interests that are owned in fee simple, are subject to less risk than unpatented mining claims. We have done a title chain search of our patented federal mining claims and believe we are the owner of the private property, and that the property is free and clear of liens and other third-party claims except for the 2% mineral production royalty. The 2% mineral production royalty was formerly held by our previous management (Anderson Partnership, also known as Jumbo Basin). During 2012, NyacAU loaned $250,000 to GNP and GNP purchased the royalty from Anderson Partnership. The loan to GNP for the royalty carried interest at the greater of prime plus 2% or 10% and was repaid from Goldrich’s portion of production (as defined in the joint venture agreement). GNP conveyed the royalty back to Goldrich by means of a Special Warranty Deed which was recorded in the Fairbanks Recording District on May 11, 2023.

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

The Chandalar lode occurrences are part of a regionally mineralized schist belt that extends east-west across the 600-mile width of Alaska along the south flank of the Brooks Range. The geology and mineralization of the Chandalar lode gold systems are quite similar to many important productive gold deposits that have been variously categorized as greenstone-hosted, orogenic, shear-zone related, low-sulfide, mesothermal, amongst other names and which, collectively, account for a major part of the world’s gold production. Although there is a history of past lode and alluvial extraction on our Chandalar property, it currently does not contain any known proven or probable ore reserves as defined in Subpart 1300. The probability that ore reserves that meet Subpart 1300 guidelines will be discovered on an individual hard rock prospect at Chandalar cannot be determined at this time. However, in June 2021 and supplemented as of December 31, 2022 for full disclosures required by Subpart 1300, Goldrich released the results of an independent Initial Assessment Report (the “IA”), prepared in accordance with the new SEC Subpart 1300 property disclosure requirements, for the Company’s Chandalar placer mine in the Chandalar Gold District in Alaska as discussed below in Historical Mining and Exploration Activities in the Modern Era.

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

Map–4 - Chandalar Exploratory Gold Deposit Drill Target with Holes Proposed in 2009 and Drilled in 2011

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

2019

Due to the failure of the joint venture to meet the minimum production requirements under its Operating Agreement, GNP was dissolved in June 2019 (see Joint Venture Agreement and Arbitration below). Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019. There was no gold production in 2019. NyacAU is the holder of the mine permits and began reclamation of the mine in 2019. Goldrich owns the claims but NyacAU is the named operator on the mining permits. Goldrich hired an independent mining engineering firm in 2019 year to formulate a mine plan and complete an Initial Assessment to determine if Goldrich should resume production. Any plan to continue future mining is contingent upon our success in raising sufficient capital to fund these activities or any portion of them.

2020

No mining or exploration activities were conducted. We continued our work with the independent mining engineering firm to formulate a mining plan for conducting a future mining operation. Management focus was also directed to moving the arbitration process toward conclusion.

2021, 2022 and plans for 2023 and beyond

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

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. Subject to financing, Goldrich plans to commence the program in May 2024.

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

Figure 1 – Proposed 2024 Drill Pad Sites:

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

The Company believes it is progressing step by step in solving the more than century-old puzzle of how the more than 50 scattered gold prospects of the Chandalar gold mining district may be genetically related or what other commonality they may have. It is variously manifested in abundant gold showings within an oval NE-oriented zone some 3 km wide and 6 km long (about 18 km²). The Chandalar magmatic-hydrothermal alteration “system” is recognized as a geological fact by those studying it and is being used as a working model on which to base future explorations. There may be several plutons along this stretch of this zone feeding the “system”. Going forward, the Company will be focused on identifying “hot spots” within this zone for drill testing.

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

In 2017, we began arbitration proceedings against our JV partner and its affiliates (see Arbitration below). As of December 31, 2018, the JV had not achieved commercial production as required under the Operating Agreement, and as a result the JV was formally dissolved in May 2019. Prior to a Settlement Agreement (see below), the Arbitration Panel had jurisdiction over the liquidation process and ruled that NyacAU should continue as the manager of the liquidation. Except for equipment needed for reclamation, most the heavy equipment and the wash plant were removed on a winter trail in March through mid-April 2019.

Under the terms of the joint venture agreement (the “Agreement”), the JV was to make annual Member’s Distributions of 10% of the balance of revenue generated by the Joint Venture after deducting Operating Expenses as defined by the GNP Operating Agreement. Related to these distributions, on June 23, 2015, the Company raised net proceeds of $1.1 million through the sale of 12.5% of the cash flows GP, Goldrich’s subsidiary, receives in the future from its interest in GNP (“Distribution Interest”), paid in cash, to Chandalar Gold, LLC (“CGL”) and GVC Capital, LLC, (“GVC”), both of which are non-related entities. Goldrich retained its ownership of its 50% interest in GNP but, after the transaction, subject to the terms of the GNP operating agreement, Goldrich will effectively receive approximately 44%, CGL will effectively receive 6% (12% of Goldrich’s 50% of GNP = 6%) and GVC will effectively receive 0.25% (0.5% of Goldrich’s 50% of GNP = 0.25%) of any distributions produced by GNP. At December 31, 2020 and 2019, an amount of $35,794 has been accrued for the distribution which is included in accrued liabilities for distributions to us that were applied to Loan3. No amount was accrued for the 2018 distribution due to the dissolution of the JV, although during arbitration proceedings, Loan3 was determined and agreed to be paid in full (see Arbitration below). During the year ended December 31, 2020, Goldrich purchased 595,000 membership units, or approximately 49% of CGL’s membership units for $25,000. This provides Goldrich with 47% of any distributions produced by GNP and paid to CGL. The Company accounts for its investment in CGL using the equity method. The Company does not anticipate any distributions from CGL until the placer resumes production.

Concerning Loan3, in 2012, the joint venture purchased, on Goldrich’s behalf, a 2% royalty interest, payable on all production from certain Goldrich mining claims at the Chandalar, Alaska property for $250,000 from Jumbo Basin Corporation. This transaction gave rise to Loan3, was carried at an interest rate of the greater of prime plus 2% or 10%, and was to be repaid from distributions to Goldrich as defined in the Operating Agreement, prior to any distributions in cash to Goldrich. The 2016 and 2017 Members’ Distributions, as adjusted by the rulings of the arbitration Panel, were first applied against Loan3 in accordance with the terms of the Operating Agreement, the distributions were sufficient to pay all of Loan3 principal and interest in full.

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

During the years ended December 31, 2019, 2020, and 2021, the Panel has released various awards relating to the allegations of both parties. Some of which have been in favor of our positions and some have been in favor of our JV partner and its affiliates. The financial effect of these awards were reflected in the financial statements for the year ended December 31, 2021.

Settlement Agreement

On March 31, 2023, we signed a settlement agreement between the Company, NyacAU, LLC (“NyacAU”), Goldrich Placer, LLC (“GP”), Goldrich NyacAU Placer, LLC (“GNP”), Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Subject to Goldrich making a payment of $105,000 to NyacAU by April 30, 2023, which was made, the settlement agreement, among other things, resolves all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminates and supersedes all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of fifty percent (50%) of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

Option Agreement

Concurrent with signing the settlement agreement, Goldrich also signed an option agreement with the Parties. The option agreement, among other things, grants Goldrich, or its designee, the right, but not the obligation, to become operator of the Chandalar placer mining permits. If the option is exercised, Goldrich or its designee would also obtain ownership of all camp facilities and mining equipment remaining at the Chandalar placer mine site owned by NyacAU and its affiliates. Currently Goldrich owns the claims but NyacAU is the named operator on the mining permits.

To exercise the option, Goldrich, or its designee, must give written and electronic notice of its intent to do so by April 30, 2024 and pay $1,000,000 into escrow within five business days of giving notice. Upon exercise of the option, Goldrich or its designee would assume all reclamation responsibilities and liability and NyacAU would be released from any reclamation liability. Also, NyacAU would be entitled to limited payments out of the production of placer gold at the Chandalar placer mine up to the greater of eight million five hundred thousand dollars ($8,500,000) or 4,860 ounces of fine gold (the Maximum Amount). No production payment shall be due to NyacAU on the first 5,000 ounces of fine gold production. Thereafter, NyacAU would receive at least five percent (5%) of all production from the Chandalar placer mine until the Maximum Amount is paid. Additionally, after the first 5,000 ounces of fine gold production, NyacAU would be entitled to a minimum annual payment equal to the value of $120,000 or 68 fine gold ounces, whichever is greater, and such payment would apply towards the satisfaction of the Maximum Amount.

Financial Effect of the Settlement Agreement and the Option Agreement

Even though the settlement agreement was consummated subsequent to the end of the 2022 year, the arbitration claim was filed and has been open since 2018; therefore, the event requires the financial effects to be reflected in the financial statement for the year ended December 31, 2022. As a result, the previous expense accruals of $638,193 made in 2021 and prior years were removed and the settlement amount of $105,000 was recorded. This resulted in a gain on settlement being recorded of $533,193 at December 31, 2022.

Because the exercise of the option agreement is at the election of the Company, no financial effects of the option have been recognized at December 31, 2022. If the option agreement is exercised by April 2024, the $1,000,000 payment would be recorded for the purchase of equipment, Goldrich would become the named operator on the Chandalar placer mining permits, the $8,500,000 liability would be recognized and a reclamation liability would be recognized. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar Mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the FINRA OTC Pink but in March 2021, Goldrich qualified to be quoted under the symbol “GRMC” on the OTCQB of the OTC Markets. However, because of a lack of finances to pay its auditors, Goldrich was unable to keep current in its SEC filings and was disqualified from being quoted on the OTCQB. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. Neither the OTC Pink nor the OTCQB are considered a “national securities exchange.” Subject to financing, it is Goldrich’s intention to become current in its SEC filings and requalify to be quoted on the OTCQB as soon as possible.

The closing price for our common stock on the OTC Pink was $0.0003 on June 28, 2023. Goldrich intends to seek a listing of its shares on a recognized stock exchange in Canada, but has not yet filed application to do so as of the date of this Annual Report.

Holders of Record

As of May 24, 2023, there were 2,934 shareholders of record of our common stock and an unknown number of additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not paid any dividends and do not anticipate the payment of dividends on our common stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, or Series F Convertible Preferred Stock in the foreseeable future. Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) earns dividends as follows:

●	Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from our surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

●	Preferential and Cumulative. The Series A Dividends shall be payable before any dividends will be paid upon, or set apart for, our common stock and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

●	Payment of Dividend: If we shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by our Board of Directors in compliance with the Alaska Code and our Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if we are producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from our Chandalar property. We have total dividends in arrears of $138,410 as of December 31, 2022. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016 and are included in current liabilities on our Balance Sheet.

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

Securities Authorized for Issuance under Equity Compensation Plans

A vote of shareholders at our Shareholder Meeting held on November 13, 2020 authorized an increase in the total shares in the Restated 2008 Equity Incentive Plan (the “Plan”) to 16,129,304 shares of common stock, an amount that represented 10% of the outstanding shares of our common stock at that time. At December 31, 2022, we have the following options outstanding and available for issuance:

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

Issuer Purchase of Equity Securities

We and our affiliates did not repurchase any of our securities during the year ended December 31, 2022.

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

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Little Squaw Creek (“LSC”) drainage, is immediately above and partially overlapping the LSC placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity of the LSC placer deposit to a hard-rock source. Subject to financing, Goldrich plans to commence the program in May 2024.

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

Although GNP’s extraction increased over the years, ultimately the extraction numbers attained over those years fell short of the Minimum Production Requirements required in the GNP Operating Agreement. According to the terms of the agreement, GNP was required to pay a Minimum Production Requirement of 1,100 ounces for 2016, 1,200 ounces for 2017, and 1,300 ounces for 2018 to both Goldrich and NyacAU by October 31, 2018. This payment was not made. Under the joint venture Operating Agreement, GNP would be dissolved if GNP failed to meet the Minimum Production Requirement. On August 20, 2018, we announced the intended dissolution of the GNP joint venture. GNP was formally dissolved in May 2019.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2023 and beyond. We anticipate that we will incur approximately $700,000 for general operating expenses and property maintenance, $275,000 for interest, and $630,000 for interest – related party, over the next 12 months, in addition to the current liabilities on the balance sheet at December 31, 2022 of $11,976,360. Additional funds will be needed for any exploration expenditures, should any be undertaken. We also anticipate additional unknown and undeterminable costs for arbitration. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

On March 31, 2023, we signed a settlement agreement between the Company, NyacAU, LLC (“NyacAU”), Goldrich Placer, LLC (“GP”), Goldrich NyacAU Placer, LLC (“GNP”), Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Subject to Goldrich making a payment of $105,000 to NyacAU by April 30, 2023, the settlement agreement, among other things, resolves all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminates and supersedes all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of fifty percent (50%) of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

Even though the settlement agreement was consummated subsequent to the end of the 2022 year, the nature and magnitude of the event requires the financial effects to be reflected in the financial statement for the year ended December 31, 2022. As a result, the previous expense accruals of $638,193 made in 2021 and prior years were removed and the settlement amount of $105,000 was recorded, resulting in a gain on settlement of $533,193 at December 31, 2022.

Because the exercise of the option agreement is at the election of the Company, no financial effects of the option have been recognized at December 31, 2022. If the option agreement is exercised by April 2024, the $1,000,000 payment would be recorded for the purchase of equipment, Goldrich would become the named operator on the Chandalar placer mining permits, the $8,500,000 liability would be recognized and a reclamation liability would be recognized. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar Mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2022, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.

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

During the year ended December 31, 2022, we completed financings of $441,997, compared to $814,414 net cash for note financings and placements of our securities during the year ended December 31, 2021. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU or subsequent gold production. At December 31, 2022, we had outstanding total notes payable in gold of $483,514, representing 266.789 ounces of fine gold due on demand. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At December 31, 2022, the Company had outstanding Notes payable of $1,250,169 and outstanding Notes payable – related party of $4,195,979. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company, but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich, which is currently on the OTC Pink, intends to requalify to be quoted on the OTCQB of the OTC Markets and intends to also seek a listing of its shares on a recognized stock exchange in Canada.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On December 31, 2022 we had total liabilities of $11,976,360 and total assets of $761,924. This compares to total liabilities of $11,055,036 and total assets of $763,073 on December 31, 2021. As of December 31, 2022, our liabilities consist of $275,424 for remediation and asset retirement obligations, $483,514 of notes payable in gold, $4,195,979 of notes payable to related parties, $1,250,169 of notes payable, $1,534,863 of trade payables and accrued liabilities, $1,264,216 due to related parties, $2,151,466 of interest payable to related parties, $720,111 of interest payable, $70,000 of stock subscription payable and $30,618 for dividends payable. Of these liabilities, $11,630,936 are due within 12 months. The increase in liabilities compared to December 31, 2021 is largely due to an increase in the secured senior notes payable and notes payable related party and the interest associated with the notes. The increase in total assets was due to an increase in prepaid expenses.

On December 31, 2022 we had negative working capital of $11,520,440 and a stockholders’ deficit of $11,214,436 compared to negative working capital of $10,634,714 and a stockholders’ deficit of $10,291,963 for the year ended December 31, 2021. Working capital decreased because of increased deferred compensation to the Company’s officers as well as an increase in the notes payable and notes payable related party which are due on demand and classified as current liabilities.

During the year ended December 31, 2022, the Company reported total operating expense of $748,683, compared to $997,863 for the year ended December 31, 2021. Office supplies, mineral property maintenance, and settlement expense increased slightly while all other expenses decreased. The most significant decreases were mine preparation costs, other general and administrative expense and arbitration expense. Total other (income) expense for the year ended December 31, 2022 was $306,947 compared to $761,296 for the same period of 2021, mainly due to the gain on settlement being recorded in 2022.

During 2022, we used cash from operating activities of $441,790 compared to $812,583 for 2021. Net loss of $1,055,630 for 2022 compared to net loss of $1,759,159 for 2021. At the end of 2022, we have accumulated approximately $48.2 million and $44.8 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. Net operating losses of $36.6 million will expire in various amounts from 2023 through 2037, with another $11.6 million having no expiration date but limited to 80% of taxable income.

During 2022 and 2021, we had no investing activities.

During 2022, cash of $441,997 was provided by financing activities, compared to cash of $814,414 provided during the year ended December 31, 2021. Cash of $133,157 was provided from warrant exercises, $30,000 from stock subscription payable, $125,180 net of offering costs for notes payable related party and $153,660 net of offering costs for notes payable. This compares to cash of $422,000 provided and $20,000 repaid from notes payable related party, net of offering costs, $25,000 from notes payable, net of offering costs, $347,414 from warrant exercises, and $40,000 from stock subscription payable during the year ended December 31, 2021.

Private Placement Offerings

During the year ended December 31, 2022, the Company raised $30,000 from investors for a private placement of common stock at a price of $0.01 per share, and is included in stock subscription payable. No private placement offerings occurred during 2021.

Warrant Exercises

During the year ended December 31, 2022, the Company received $133,157 cash as a result of the exercise of Class R and T warrants, resulting in the issuance of 3,660,817 common shares. 1,555,555 Class R warrants were exercised at a price of $0.045 per common share, 1,000,000 Class R warrants and 1,105,262 Class S warrants were exercised at a price of $0.03 per common share. Of the warrants exercised, 1,000,000 were formerly owned by Mr. Gallagher and had been transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

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

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At December 31, 2022, we owed $483,514 for Notes payable in Gold, $1,250,169 for Notes payable and $4,195,979 for Notes payable – related party. Interest payable on these borrowings totaled $2,860,359. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

As a result of the borrowings under the Notes payable in gold, Notes payable and Notes payable – related party (collectively, the “Notes”), we are faced with a significant hurdle in financing the Company going forward, whether to conduct exploration programs or initiate a mining program at the Chandalar mine. Our near-term cash requirements are greater than the assets we have available to satisfy them, and the holders of the Notes could choose to exercise their rights to demand payment, which would result in a default situation relative to the Notes. Mr. Gallagher is secured in his lending to the Company by means of the Amended Agreement, and if he were to demand payment, the Company would not be able to pay him the amounts due and he would be entitled to sell the assets secured under his deed of trust in order to pay his debt. We believe these holders to be friendly to the Company and that they will refrain from demanding payment, but the Company cannot control the potential demands nor the consequences that would be extracted as a result of default on the Notes.

Subsequent Events

Subsequent to December 31, 2022, the Company received $162,667 cash as a result of exercise of Class R warrants at an exercise price of $0.024 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,777,778 common shares.

Subsequent to December 31, 2022, the Company received cash of $25,000 of additional notes payable and $27,500 of additional notes payable – related party.

Subsequent to December 31, 2022, the Company received cash of $1,500 for a short-term note payable from a related party.

Mining Permit and Future Mining Activities

The upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher during 2022 and early 2023 have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 44,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

If we can attract sufficient financing to reinstate the placer mining operation, we may have a viable and productive path forward toward obtaining financing in the short-term to achieve long-term profitability. To effectively pursue this strategy, we have negotiated the option agreement described above to provide for facilities, equipment and mining permit to commence work, while taking on the reclamation liability for the Chandalar placer mine. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar placer mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Goldrich Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldrich Mining Company (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s independent auditor since 2003.

/s/Assure CPA, LLC

Assure CPA, LLC

Spokane, Washington

July 5, 2023

Firm ID: 444

Goldrich Mining Company Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$3,969	$3,762
Prepaid expenses	106,527	107,883
Total current assets	110,496	111,645

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$761,924	$763,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,534,863	$1,857,927
Interest payable	720,111	674,800
Interest payable – related party	2,151,466	1,531,199
Related party payable	1,264,216	1,017,403
Notes payable	1,250,169	1,088,421
Notes payable – related party	4,195,979	4,064,211
Notes payable in gold	483,514	481,780
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	11,630,936	10,746,359

Long-term liabilities:
Stock subscription payable	70,000	40,000
Remediation and asset retirement obligation	275,424	268,677
Total long-term liabilities	345,424	308,677
Total liabilities	11,976,360	11,055,036

Commitments and contingencies (Notes 4, 9, 10, 12)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 475,000 shares issued and 150,000 outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 90 and 150 shares issued and outstanding, $90,000 and $150,000 liquidation preference, respectively	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 185,448,412 and 179,787,595 issued and outstanding, respectively	18,544,841	17,978,760
Additional paid-in capital	10,447,652	10,880,576
Accumulated deficit	(40,478,104)	(39,422,474)
Total stockholders’ deficit	(11,214,436)	(10,291,963)
Total liabilities and stockholders’ deficit	$761,924	$763,073

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Operating expenses:
Mine preparation costs	$39,452	$72,711
Exploration expense	-	7,698
Management fees and salaries	192,863	207,219
Professional services	116,696	123,930
General and administrative	210,460	352,818
Office supplies and other	29,065	23,659
Directors’ fees	6,700	23,500
Mineral property maintenance	126,401	106,010
Arbitration costs (Note 4)	27,046	80,318
Total operating expenses	748,683	997,863

Other (income) expense:
Accounts payable forgiveness	(55,806)	-
Change in fair value of notes payable in gold	1,734	(21,810)
Interest expense and finance costs	273,945	249,886
Interest expense and finance costs – related party	620,267	584,355
Gain on settlement of arbitration (Note 4)	(533,193)	-
Gain on forgiveness of CARES Act PPP loan	-	(51,135)
Total other (income) expense	306,947	761,296

Net loss	(1,055,630)	(1,759,159)

Preferred dividends	(7,604)	(7,604)
Net loss available to common stockholders	$(1,063,234)	$(1,766,763)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	184,116,312	173,356,424

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Changes in Stockholders’ (Deficit) For the Years Ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock Par Value	Preferred Stock Shares	Preferred Stock No Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2020	167,926,376	$16,792,637	151,053	$271,175	$11,715,072	$(37,663,315)	$(8,884,431)
Warrants exercised	11,580,467	1,158,047	-	-	(810,633)	-	347,414
Shares issued for interest	280,752	28,076	-	-	(23,863)	-	4,212
Net loss	-	-	-	-	-	(1,759,159)	(1,759,159)
Balance, December 31, 2021	179,787,595	$17,978,760	151,053	$271,175	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants exercised	3,660,817	366,081	-	-	(232,924)	-	133,157
Preferred D conversion	2,000,000	200,000	(60)	-	(200,000)	-	-
Net loss	-	-	-	-	-	(1,055,630)	(1,055,630)
Balance, December 31, 2022	185,448,412	$18,544,841	150,993	$271,175	$10,447,652	$(40,478,104)	$(11,214,436)

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021

Cash flows from operating activities:
Net loss	$(1,055,630)	$(1,759,159)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of notes payable in gold	1,734	(21,810)
Accretion of asset retirement obligation	6,747	6,488
Accounts payable forgiveness	(55,806)	-
Gain on forgiveness of CARES Act PPP loan and interest	-	(51,135)
Amortization of discount on notes payable and notes payable related party	14,676	22,473
Gain on settlement of arbitration	(533,193)	-
Change in:
Prepaid expenses	1,356	(57,384)
Accounts payable and accrued liabilities	75,239	19,566
Interest payable	236,007	227,069
Interest payable – related party	620,267	571,695
Related party payable	246,813	229,614
Net cash used - operating activities	(441,790)	(812,583)

Cash flows from financing activities:
Proceeds from stock subscription payable	30,000	40,000
Proceeds from warrant exercises	133,157	347,414
Proceeds from notes payable, net	153,660	25,000
Proceeds from notes payable – related party, net	125,180	422,000
Payments on notes payable – related party	-	(20,000)
Net cash provided - financing activities	441,997	814,414
Net increase in cash and cash equivalents	207	1,831

Cash and cash equivalents, beginning of year	3,762	1,931
Cash and cash equivalents, end of year	$3,969	$3,762

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,437	$3,708
Non-cash investing and financing activities:
Issuance of shares of common stock for interest payable	$-	$4,212

The accompanying notes are an integral part of these consolidated financial statements.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Goldrich Mining Company (“Company”) was incorporated under the laws of the State of Alaska on March 26, 1959. The Company is engaged in the business of acquiring and exploring mineral properties throughout the Americas, primarily those containing gold and associated base and precious metals. During 2022, all of the Company’s activities were focused on the Chandalar property in Alaska. The Company’s common stock trades on the OTC Pink exchange under the ticker symbol GRMC.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash to fund normal operations and meet all obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

The Company currently has no historical recurring source of revenue, an accumulated deficit of $40,478,104, and negative working capital of $11,520,440 at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt.

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

Consolidation of and Accounting for Subsidiaries

The consolidated financial statements include the accounts of the Company and the accounts of its 100% owned subsidiary Goldrich Placer, LLC as of and for the years ended December 31, 2022 and December 31, 2021, with all intercompany balances eliminated.

Accounting for Joint Ventures and Investments

For joint ventures and investments in which the Company does not have joint control or significant influence, the cost method is used. For joint ventures and investments in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. The Company periodically assesses its investments in joint ventures for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

GNP:

The Company has cost method investment in Goldrich NyacAU Placer LLC, a 50%-owned joint venture in which the Company does not have joint control or significant influence. See Note 4 Joint Venture. The carrying amount of this investment was $nil as of December 31, 2022 and 2021, respectively.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

CGL:

The Company invested $25,000 in a 49% interest in Chandalar Gold LLC (“CGL”) during the year ended December 31, 2020. The Company does not have control but does have significant influence over CGL and accounts for it using the equity method. During the year ended December 31, 2022 and 2021, CGL had no operating activities. Goldrich has accrued a distribution to CGL of $35,794 in accrued liabilities; if and when that distribution is remitted to CGL, the Company would in turn receive a distribution of approximately 49% of that distribution back from CGL as a result of its ownership.

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

Earnings (Loss) Per Share

For the years ended December 31, 2022 and 2021, the effect of the Company’s outstanding convertible preferred shares, convertible interest, stock options, and warrants totaling 197,119,305 and 157,648,303 for each of the years ended, respectively, have not been included in the Company’s net income (loss) per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives and Hedging – Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. The Company adopted this update on January 1, 2022. This adoption did not have a material effect on the Company’s consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these financial statements include those assumed in estimating the recoverability of the mineral interests, investments, accrued remediation costs, asset retirement obligations, stock-based compensation, deferred tax assets and related valuation allowances and other contingencies. Actual results could differ from those estimates.

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

Remediation and Asset Retirement Obligation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. The Assert Retirement Obligation (ARO) is accreted over the estimated life of the mine and is reviewed annually for adjustments. A corresponding asset is also recorded and depreciated over the life of the long-lived asset using a units of production method. After the initial measurement of the asset retirement obligation, the ARO liability and corresponding ARO asset will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, time periods and the credit-adjusted risk-free interest rates.

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

At 2022 and 2021, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance December 31, 2022	Balance December 31, 2021	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$483,514	$481,780	2

The carrying amounts of financial instruments, including notes payable, approximate fair value at December 31, 2022 and 2021. The inputs to the valuation of Level 2 liabilities are described in Note 7 Notes Payable in Gold.

3.	MINERAL INTERESTS

At December 31, 2022 and 2021, the Company’s mining properties claims, and royalty interest were as follows:

	2022	2021
Chandalar property and claims	$264,000	$264,000
Chandalar 2003 purchased claims	35,000	35,000
Chandalar Unpatented state claims staked	40,400	40,400
Asset retirement costs	37,028	37,028
Jumbo Basin royalty interest	250,000	250,000
Total	$626,428	$626,428

4.	JOINT VENTURE

On April 2, 2012, Goldrich Placer, LLC, a subsidiary of Goldrich, entered into a term sheet for a joint venture with NyacAU, LLC (“NyacAU”), an Alaskan private company, to bring Goldrich’s Chandalar placer gold properties into production as defined in the joint venture agreement (the “Operating Agreement”) which was subsequently signed and made effective April 2, 2012. As part of the Operating Agreement, GP and NyacAU (together the “Members”) formed a 50:50 joint venture company, Goldrich NyacAU Placer LLC (“GNP”), to operate the Chandalar placer mines, with NyacAU acting as managing partner.

Arbitration

In December 2017, the Company filed an arbitration statement of claim against NyacAU and other parties. The claim challenged certain accounting treatment of capital leases, allocations of tax losses, charges to the JV for funding costs related to the JV manager’s financing, related-party transactions, and other items of dispute in a previous mediation that was unsuccessful in reaching an agreement. As a result, the Company participated in an arbitration before a panel of three independent arbitrators during 2018 through 2022 to address these items.

Settlement Agreement

On March 31, 2023, the Company signed a settlement agreement between the Company, NyacAU, GP, GNP, Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Goldrich Mining Company

Notes to the Consolidated Financial Statements

In April 2023, all outstanding arbitration issues were resolved with a settlement agreement whereby Goldrich paid $105,000 to NyacAU. The resolution includes all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminates and supersedes all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of fifty percent (50%) of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

Even though the settlement agreement was consummated subsequent to the end of the 2022 year, the arbitration claim was filed and has been open since 2018; therefore, the event requires the financial effects to be reflected in the financial statement for the year ended December 31, 2022. As a result, the previous expense accruals of $638,193 for arbitration awards and interest recognized in 2021 and prior years were removed and the settlement amount of $105,000 was recorded. This resulted in a gain on settlement being recorded at December 31, 2022 of $533,193.

Option Agreement

Concurrent with signing the settlement agreement, Goldrich also signed an option agreement with the Parties. The option agreement, among other things, grants Goldrich, or its designee, the right, but not the obligation, to become operator of the Chandalar placer mining permit. If the option is exercised, Goldrich or its designee would also obtain ownership of all camp facilities and mining equipment remaining at the Chandalar placer mine site owned by NyacAU and its affiliates. Currently Goldrich owns the claims but NyacAU is the named operator on the mining permits.

To exercise the option, Goldrich, or its designee, must give written and electronic notice of its intent to do so by April 30, 2024 and pay $1,000,000 into escrow within five business days of giving notice. Upon exercise of the option, Goldrich or its designee would assume all reclamation responsibilities and liability and NyacAU would be released from any reclamation liability. Also, NyacAU would be entitled to limited payments out of the production of placer gold at the Chandalar placer mine up to the greater of $8,500,000 or 4,860 ounces of fine gold (the Maximum Amount). No production payment shall be due to NyacAU on the first 5,000 ounces of fine gold production. Thereafter, NyacAU would receive at least five percent (5%) of all production from the Chandalar placer mine until the Maximum Amount is paid. Additionally, after the first 5,000 ounces of fine gold production, NyacAU would be entitled to a minimum annual payment equal to the value of $120,000 or 68 fine gold ounces, whichever is greater, and such payment would apply towards the satisfaction of the Maximum Amount.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Notes 6 and 9, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through December 31, 2022, the CEO’s salary has not been paid in full. Salary due to the CFO have been accrued and remain unpaid, as have board of directors fees:

CEO	Year ended 12/31/22	Year ended 12/31/21
Balance at beginning of period	$793,720	$590,851
Deferred salary	180,000	180,000
Deferred expenses	20,297	40,220
Payments	-	(17,351)
Ending Balance	994,017	793,720

CFO
Balance at beginning of period	91,981	88,736
Deferred fees	12,863	27,768
Payments	-	(24,523)
Ending Balance	104,844	91,981

Board fees and expenses payable(1, 2)	165,355	131,702
Total Related party payables	$1,264,216	$1,017,403

1)	At December 31, 2022 and 2021, the Company owed $1,302, respectively, to Mr. William Orchow, a director and related party for arbitration related expenses.

2)	At December 31, 2022, the Company owed Mr. Nicholas Gallagher, a director and related party for legal expenses related to the notes payable and notes payable – related party.

6.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At December 31, 2022, the Company has outstanding notes payable of $1,250,169 and outstanding notes payable - related party of $4,195,979. At December 31, 2021, the Company had outstanding notes payable of $1,088,421 and outstanding notes payable – related party of $4,064,211. The notes payable and notes payable – related party accrued interest of 15% and are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the year ended December 31, 2022, the Company received additional notes payable of $293,516 principal, of which $131,768 was from Nicholas Gallagher, a related party. The notes contained an original discount of $14,676, resulting in net proceeds of $278,840, of which $125,180 was from a related party. During the year ended December 31, 2021, the Company received additional notes payable of $469,474 of which $443,158 was received from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above and repaid $20,000 to Mr. Gallagher. The notes contained an original discount of $22,473 resulting in net proceeds of $447,000. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs and the note balances are classified as current.

During the years ended December 31, 2022 and December 31, 2021, the Company incurred finder fees totaling $3,755 and $13,410, respectively, of which $3,755 and $12,660, respectively, were to a related party and are included in interest expense and finance costs, and interest expense and finance costs – related party in the consolidated statement of operations at December 31, 2022. Interest of $786,024 was expensed during the year ended December 31, 2022, of which $620,267 was to related parties and is included in interest expense and finance costs, and interest expense and finance costs – related party in the consolidated statement of operations at December 31, 2022. Interest of $732,393 was expensed during the year ended December 31, 2021 of which $571,695 was to related parties and is included in interest expense and finance costs, and interest expense and finance costs – related party in the consolidated statement of operations at December 31, 2021. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable, and interest payable – related party on the consolidated balance sheets at December 31, 2022 and 2021.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At December 31, 2022 and 2021, 266.788 ounces of fine gold was due and deliverable to the holders of the notes. No demand has been made for payment.

The Company estimates the fair value of the notes, based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on December 31, 2022 of approximately $1,812 per ounce as quoted on the London PM Fix market or $483,514 in total. The valuation resulted in an increase in gold notes payable of $1,734 during the year ended December 31, 2022. At December 31, 2021, the Company had outstanding total notes payable in gold with a fair value of $481,780 or $1,888 per ounce as quoted on the London PM Fix market.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Interest of $46,232 on the notes was expensed during the year ended December 31, 2022, and $139,639 is accrued at December 31, 2022 and is included in interest payable. Interest of $41,884 on the notes was expensed during the year ended December 31, 2021, and $93,407 is accrued at December 31, 2021 and is included in interest payable.

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

Common Stock:

During the year ended December 31, 2022, the Company received cash of $30,000 which is included in stock subscription payable at December 31, 2022, for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. Upon closing, the Company will issue 3,000,000 common shares.

Series A Convertible Preferred Stock:

The Company has 150,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2022 and 2021. These shares were issued from the designated 1,000,000 shares of Series A Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $2.00 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $300,000 at December 31, 2022 and 2021, together with declared but unpaid dividends to which the holders of outstanding shares of Series A Preferred Stock are entitled shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock.

●	Voting: Each holder of Series A Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series A Preferred Stock could be converted.

●	Conversion: Any share of Series A Preferred Stock may, at the option of the holder, be converted at any time into six shares of common stock. The Company has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the third anniversary of its issuance if the weighted average trading price of the common stock exceeds $1.00 per share for ten consecutive trading days. The Company also has the right, at its sole option, to convert all Series A Preferred Stock into common stock after the tenth anniversary from the date of issuance.

●	Dividend Rate: The holders of Series A Preferred Stock shall be entitled to receive, when and as declared by the Board, yearly cumulative dividends from the surplus or net profits of the Company at an effective rate of 5% per annum, of the original Series A Preferred Stock purchase price of $1.00 per share. The Series A dividend shall accrue ratably from the date of issuance of the Series A Preferred Stock through the entire period in which shares of Series A Preferred Stock are held and shall be payable to the holder of the Series A Preferred Stock on the conversion date of the Series A Preferred Stock or as may be declared by the Board, with proper adjustment for any dividend period which is less than a full year.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

●	Preferential and Cumulative. The Series A dividends shall be payable before any dividends will be paid upon, or set apart for, the common stock of the Company and will be cumulative, so that any dividends not paid or set apart for payment for the Series A Preferred Stock, will be fully paid and set apart for payment, before any dividends will be paid upon, or set apart for, the common stock of the Company.

●	Payment of Dividend: If the Company shall have sufficient earnings to pay a dividend on the Series A Preferred Stock, upon declaration of any dividend by the Board in compliance with the Alaska Code and the Company’s Articles of Incorporation and Bylaws, the holder of Series A Preferred Stock may elect to receive payment of Series A dividend on a dividend payment date in cash, or provisionally in gold. Payment of Series A dividends in gold shall be paid only if the Company is producing gold in sufficient quantities as of the dividend payment date to pay such in-kind dividend and shall be delivered in the form of gold produced from the Company’s Chandalar property. The Company has total dividends in arrears of $107,792 as of December 31, 2022 and $100,188 as of December 31, 2021. Total dividends of $30,618 were declared and payable as a result of conversion of preferred stock during 2011 and 2016, and have been recorded on the Company’s balance sheets at December 31, 2022 and 2021.

Conversion of outstanding shares of Series A Preferred stock would have resulted in dilution of 900,000 common shares for the years ended December 31, 2022 and 2021.

Series B Convertible Preferred Stock:

The Company has 200 shares of Series B Convertible Preferred Stock outstanding at December 31, 2022 and 2021. These shares were issued from the designated 300 shares of Series B Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $200,000 at December 31, 2022 and 2021, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock. Holders of the Company’s Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a Liquidation Event.

●	Voting: Each holder of Series B Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series B Preferred Stock could be converted. Holders of Series B Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series B Preferred Stock is entitled to pre-emptive voting rights.

●	Conversion: Shares of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series B shares by $1,000, then dividing by the Series B conversion price of $0.07 per common share. The Series B conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

●	Dividend Rate: The holders of Series B Preferred Stock shall not be entitled to receive dividends.

Conversion of outstanding shares of Series B Preferred stock would result in dilution of 2,857,142 common shares for the years ended December 31, 2022 and 2021.

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Series C Convertible Preferred Stock:

The Company has 250 shares of Series C Convertible Preferred Stock outstanding at December 31, 2022 and 2021. These shares were issued from the designated 250 shares of Series C Preferred Stock, no par value, with the following rights and preferences:

●	Liquidation Preference: Upon a liquidation event, an amount in cash equal to $1,000 per share (adjusted appropriately for stock splits, stock dividends and the like), for a total of $250,000 at December 31, 2022 and 2021, shall be paid prior to liquidation payments to holders of Company securities junior to the Series C Preferred Stock. Holders of the Company’s Series A Preferred Stock and Series B Preferred Stock shall be paid in advance of holders of the Series C Preferred Stock on the occurrence of a Liquidation Event.

●	Voting: Each holder of Series C Preferred Stock shall be entitled to vote on all matters upon which holders of common stock would be entitled to vote and shall be entitled to that number of votes equal to the number of whole shares of common stock into which such holder’s shares of Series C Preferred Stock could be converted. Holders of Series C Preferred Stock vote as a single class with the common shares on an as-if-converted basis. No holder of Series C Preferred Stock is entitled to pre-emptive voting rights.

●	Conversion: Shares of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully-paid and non-assessable shares of common stock as is equal to the product obtained by multiplying the Series C shares by $1,000, then dividing by the Series C conversion price of $0.03 per common share. The Series C conversion price is subject to adjustment in accordance with the provisions of the statement of designation.

●	Dividend Rate: The holders of Series C Preferred Stock shall not be entitled to receive dividends.

Conversion of outstanding shares of Series C Preferred stock would result in dilution of 8,333,333 common shares for the years ended December 31, 2022 and 2021.

Series D Convertible Preferred Stock:

The Company has 90 and 150 shares of Series D Convertible Preferred Stock outstanding at December 31, 2022 and 2021, respectively. These shares were issued from the designated 150 shares of Series D Preferred Stock, no par value. Conversion of outstanding shares of Series D Preferred stock would result in dilution of 3,000,000 and 5,000,000 common shares for the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, two holders of Series D Convertible Preferred Stock converted a total of 60 preferred shares into 2,000,000 common shares of the Company.

Series E Convertible Preferred Stock:

The Company has 300 shares of Series E Convertible Preferred Stock outstanding at December 31, 2022 and 2021. These shares were issued from the designated 300 shares of Series E Preferred Stock, no par value. Conversion of outstanding shares of Series E Preferred stock would result in dilution of 10,000,000 common shares for the years ended December 31, 2022 and 2021.

Series F Convertible Preferred Stock:

The Company has 153 shares of Series F Convertible Preferred Stock outstanding at December 31, 2022 and 2021. These shares were issued from the designated 300 shares of Series F Preferred Stock, no par value. Conversion of outstanding shares of Series F Preferred stock would result in dilution of 5,100,000 common shares for the years ended December 31, 2022 and 2021.

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

Warrants:

The following is a summary of warrants at December 31, 2022:

	Shares	Exercise Price ($)	Expiration Date
Class R Warrants: (Issued for Private Placement)
Outstanding and exercisable at January 1, 2021	15,000,001	.045 & .03	Aug 1 to Dec 9, 2023
Warrants expired	(3,333,333)
Outstanding and exercisable at December 31, 2021	11,666,668
Warrants exercised	(2,555,555)
Outstanding and exercisable at December 31, 2022	9,111,113
Class S Warrants: (Issued for Private Placement of Preferred Stock)
Outstanding and exercisable at January 1, 2021	4,633,336	.03	Dec 30, 2021 to Mar 30, 2022
Warrants exercised	(4,633,336)
Outstanding and exercisable at December 31, 2021	-
Outstanding and exercisable at December 31, 2022	-
Class T Warrants: (Issued with Senior Secured Notes Payable)
Outstanding and exercisable at January 1, 2021	17,608,357	.03	Jun. 4, 2023 to Oct 31, 2024
Warrants exercised	(6,947,131)
Outstanding and exercisable at December 31, 2021	10,661,226
Warrants exercised	(1,105,262)
Warrants expired	(552,631)
Outstanding and exercisable at December 31, 2022	9,003,333
Warrants outstanding at December 31, 2021 were 22,327,894 with a weighted average exercise price of $0.038. Total Warrants outstanding and weighted average exercise price at December 31, 2022	18,114,446	.032

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Warrant Exercises

During the year ended December 31, 2022, the Company received $133,157 cash as a result of the exercise of Class R and T warrants at an exercise price of $0.03 per common share and Class R warrants at an exercise price of $0.045 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 1,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

During the year ended December 31, 2021, the Company received $347,414 cash as a result of the exercise of Class S and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 11,580,467 common shares. Of that amount, 7,458,303 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash. The Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at December 31, 2021 and 2022. To complete the exercise, the Company will issue 1,333,333 common shares for the exercised warrants.

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

In the event of cessation of the holder’s relationship with the Company, the holder’s exercise period terminates 90 days following such cessation. The Plan authorizes the issuance of up to 16,129,304 shares of common stock, subject to adjustment for certain events, such as a stock split or other dilutive events. As of December 31, 2022, there were a total of 8,954,304 shares available for grant in the Plan, 6,075,000 shares issued, 50,000 options exercised in prior years, and 1,050,000 options exercisable and outstanding.

A summary of stock option transactions for the years ended December 31, 2022 and 2021 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at December 31, 2020	1,075,000	$0.06	5.24	$2,125
Options expired	(25,000)	$0.21
Options outstanding and exercisable at December 31, 2021	1,050,000	$0.05	4.35	$38,225
Options outstanding and exercisable at December 31, 2022	1,050,000	$0.05	3.35	$2,975

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Interest Payable Satisfied with Common Stock

During the year ended December 31, 2021, a total of 280,752 common shares were issued to one note holder in exchange for interest payable of $4,212 at $0.015 per share.

10.	REMEDIATION AND ASSET RETIREMENT OBLIGATION

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its Chandalar property are as follows:

	December 31, 2022	December 31, 2021
Asset Retirement Obligation – beginning balance	$168,677	$162,189
Accretion	6,747	6,488
Asset Retirement Obligation – ending balance	$175,424	$168,677

The Company is responsible to remediate areas previously disturbed by mining activities, with the exception of certain access roads, airstrips or other amenities that are permanent in nature and improve the general access and maintainability of state lands covered by the Company’s mining claims. The Company has accrued $100,000 and $100,000, respectively, for remediation required at a former owner’s mine site in addition to the asset retirement obligation as of December 31, 2022 and 2021.

NyacAU, the operator of the mining permit for the Chandalar placer mine, is responsible for the reclamation work to be done on that mine for activities performed from 2012 through 2018. Should the Company exercise its option as described in Note 4 Joint Venture, it would perform an estimation of reclamation costs at that date to determine the amount of obligation to be recorded in a future year.

11.	INCOME TAXES

The Company did not recognize a tax provision due to ongoing losses, for the years ended December 31, 2022 and 2021.

Following are the components of deferred tax assets, liabilities and allowances at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets arising from:
Capitalized exploration and development costs	$29,000	$46,000
Unrecovered promotional and exploratory costs	112,000	112,000
Accrued remediation costs	72,000	69,000
Notes payable in gold	1,000	-
Share based compensation	35,000	35,000
Net operating loss carryforwards	14,156,000	13,832,000
Total deferred tax assets	14,405,000	14,094,000
Less valuation allowance	(14,405,000)	(14,087,000)
Deferred tax liabilities arising from:	-	7,000
Notes payable in gold	-	(7,000)
Total deferred tax liabilities	-	(7,000)
Net deferred tax	$-	$-

Goldrich Mining Company

Notes to the Consolidated Financial Statements

Management has determined that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Therefore, a valuation allowance equal to 100% of deferred tax asset has been recognized. The deferred tax assets were calculated based on an effective tax rate of 30% for 2022 and 2021.

At December 31, 2022, the Company had federal and state tax-basis net operating loss carryforwards, prior to giving effect to the probable changes resulting from the IRS audit of the joint venture as described above, totaling $48.2 million and $44.8 million, respectively. Of these net operating losses, $36.6 million will expire in various amounts from 2023 through 2037. Combined federal net operating losses of $11.6 million for the years 2018 through 2022 do not expire, but are limited to 80% of taxable income at the time of usage.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	2022		2021
Federal income tax expense (benefit) based on statutory rate	$(222,000)	21.0%	$(472,000)	21.0%
State income tax expense (benefit), net of federal taxes	(97,000)	8.8%	(196,000)	8.7%
Revision of NOL estimates, state apportionment factors and state effective tax rates	1,000	0.1%	275,000	(12.2)%
Increase (decrease) in valuation allowance	318,000	(29.9)%	393,000	(17.5)%
Total taxes on income (loss)	$-	-%	$-	-%

The Company has assessed its tax positions other than the NOL issue above and has determined that it has taken no uncertain tax position that is probable to give rise to an unrecognized tax liability. In the event that the Company is assessed penalties and/or interest, penalties would be charged to other operating expense and interest would be charged to interest expense.

The Company files federal income tax returns in the United States only. Tax attributes, mainly net operating losses after 2014, may be adjusted as a result of a completed audit of 2015, 2016 and 2017, as described above. The Company is no longer subject to federal income tax examination by tax authorities for years before 2019. No federal or state income tax returns have been filed since 2019.

12.	COMMITMENTS AND CONTINGENCIES

The Company has one near-term commitment:

●	A $46,500 liability for a consulting contract for market research and analysis services, for which services have not been received.

The Company is subject to Alaska state annual claims rental fees in order to maintain our non-patented claims. In addition to the annual claims rental fees of $125,945 due November 30 of each year, we are also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company is able to carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2023 to satisfy its annual labor requirements. This carryover expires in the years 2023 through 2027 if unneeded to satisfy requirements in those years.

13.	SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company received $162,667 cash as a result of exercise of Class R warrants at an exercise price of $0.024 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,777,778 common shares.

Subsequent to December 31, 2022, the Company received cash of $25,000 of additional notes payable and $27,500 of additional notes payable – related party.

Subsequent to December 31, 2022, the Company received cash of $1,500 for a short-term note payable from a related party.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2022, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors and Executive Officers

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Each member of the Board of Directors was elected to membership on the Board on November 26, 2013. The Board of Directors held two meetings in 2022 and four meetings in 2021.

The following table and information that follows sets forth, as of December 31, 2022, the names, and positions of our directors and executive officers:

Name	Age	Recent Business and Professional Experience
David S. Atkinson Director	53	Mr. Atkinson became a Director of the Company on May 7, 2007. Mr. Atkinson spends about 15 hours a month on matters related to Goldrich. He is currently managing FQI Research LLC, Market Analytics LLC, and Forza Quantitative Investments. In April 1999, he co-founded Forza Partners, L.P. and currently serves as portfolio manager. Forza Partners, L.P. is a hedge fund focused on the precious metals sector. In April 1997, he co-founded and, until December 1999, managed Tsunami Partners, LP, a fund located in Fort Worth, Texas. Mr. Atkinson has been an affiliate of the Market Technicians Association (MTA) since March 1994 and received MTA accreditation as a Chartered Market Technician (CMT) in July 2001. Mr. Atkinson received a B.A. in Economics from the University of Texas at Austin.
Nicholas Gallagher Director	49	Mr. Gallagher became a director on November 1, 2016. Mr. Gallagher spends approximately 15 hours per month on matter related to Goldrich. In 2004 to the present, Mr. Gallagher incorporated NGB Capital, a private equity investment firm that manages personal and syndicated private equity and property investments in Europe, the United Kingdom and the United States of America. In 2000, Mr. Gallagher co-founded Powerscourt Capital Partners, a niche investment management firm structured to manage funds on behalf of high net worth individuals in the public and private equity markets. He served there until Powerscourt was acquired in 2004. He obtained a Bachelor of Law degree from the University of Newcastle in 1996. Mr. Gallagher then completed the Legal Practice Course at the College of Law in London and practiced as a solicitor at Memery Crystal, a law firm in the city of London from 1997 to 2000.

Name	Age	Recent Business and Professional Experience
Garrick A. Mendham Former Director	62	Mr. Mendham became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. While a director, Mr. Mendham spent about 15 hours a month on matters related to Goldrich. Since February 2017 to the present, Mr. Mendham serves as Executive Director, and from May 2012 to January 2017 was Vice President of Operations and Project Development for RH Mining Resources, a Hong Kong based resources development company. From 2008 to 2012, he served as Director of Technical Services and General Manager of Technical Services for a mine development and investor group, Regent Pacific Group in Hong Kong and Beijing, China, respectively. From 2006 to 2008, Mr. Mendham served as Manager of Technical Services for Rio Tinto Coal Australia, a subsidiary of Rio Tinto Group. From 2004 to 2006, he served as Manager of Mine Technical for Lihir Management Company in Papua, New Guinea. Prior to 2004, Mr. Mendham served in technical, corporate, planning and mining positions with Rio Tinto, BHP Billiton, Bond Corporation, and Queensland Nickel, including two years working in an Australian 20,000-ounces per year placer operation. Mr. Mendham brings over 35 years of mining experience in operations, technical work, and mining finance for both junior and large mining companies. Mr. Mendham was the founding Chairman of the Australasian Institute of Mining and Metallurgy Hong Kong branch. He received a Bachelor of Mine Engineering from the University of New South Wales, a Graduate Diploma in Finance from the Financial Services Institute of Australasia, and holds Mine Manager Certificates in Australia for both New South Wales and Western Australia and is a Fellow of the Australasian Institute of Mining and Metallurgy. Mr. Mendham resigned from the Board in August 2022.
William Orchow Director	77	Mr. Orchow became a director on July 20, 2004. Mr. Orchow spends approximately 10 hours per month on matters related to Goldrich. He is currently a member of the board of directors of Cordoba Minerals Corp, a Canadian public company with projects in Colombia. Mr. Orchow sits on the boards of directors of several private junior mining companies. He served as a director of Revett Minerals, Inc., a Canadian company trading on the Toronto Stock Exchange, from September 2003 to June 2009. He also served as President and Chief Executive Officer of Revett Minerals from September 2003 to October 2008. Prior to Revett, Mr. Orchow took time off, from January 2003 to August 2003. From November 1994 to December 2002, Mr. Orchow was President and Chief Executive Officer of Kennecott Minerals Company, where he was responsible for the operation and business development of all of Kennecott’s mineral mines with the exception of its Bingham Canyon mine. From June 1993 to October 1994, he was President and Chief Executive Officer of Kennecott Energy Company, the third largest producer of domestic coal in the United States, and prior to that was Vice President of Kennecott Utah Copper Corporation. Mr. Orchow has also held senior management and director positions with Kennecott Holdings Corporation, the parent corporation of the aforementioned Kennecott entities. He has also been a director and member of the executive committee of the Gold Institute, a director of the National Mining Association and a director of the National Coal Association. Mr. Orchow is currently a member of the board of trustees of Westminster College in Salt Lake City and has been a member of the board of trustees, executive committee and past President of the Northwest Mining Association until December 31, 2011. He graduated from the College of Emporia in Emporia, Kansas with a B.S. in business.

Name	Age	Recent Business and Professional Experience
Michael G. Rasmussen Director	77	Dr. Rasmussen became a consulting director on April 15, 2013 and was appointed director on November 26, 2013. Dr. Rasmussen spends about 15 hours a month on matters related to Goldrich. In February 2013 to present, he launched a private consultancy providing geologist services to mining companies, including Goldrich, Kinross Gold Corp, Nevada Milling and Mining LLC and several others. From 2008 to 2013, Dr. Rasmussen served as the Vice President, Exploration and consulting geologist for Mines Management, Inc., a public company trading on the NYSE and TSX. From 2007 to 2008, he served as Vice President, Exploration for Aztec Metals Corp, and concurrently as consulting geologist for Endeavour Silver Corp, a Canadian public company trading on the NYSE and TSX, and Canarc Gold Corp, a Canadian public company trading on the FINRA OTCBB and TSX, From 2005 to 2007, Dr. Rasmussen served as Vice President, Exploration for Endeavour Silver Corporation and from 2004 to 2005 as Vice President, Exploration for International Wayside Gold Mines Ltd, a Canadian public company trading on the TSX. From 1990 to 2004, he held senior geologist roles at Echo Bay Mines and its parent Kinross Gold Corp, a public company trading on the NYSE and TSX. Dr. Rasmussen earned a PhD in Economic Geology from the University of Washington and a Master’s Degree in Geological Sciences from Loma Linda University. Dr. Rasmussen is licensed as a Professional Geologist by the Washington State Board of Geologists and the American Institute of Professional Geologists. Dr. Rasmussen has evaluated precious metals prospects and conducted exploration extensively throughout Mexico, Peru, British Colombia, and the western United States, and is credited with the discovery of the Emanuel Creek epithermal gold deposit for Echo Bay Mines.
William V. Schara Chief Executive Officer, Director	66	On October 19, 2009, Mr. Schara was appointed by the Board of Directors as Chief Executive Officer of the Company. From March 14, 2007 to October 19, 2009, Mr. Schara served as Chairman of the Board. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. Mr. Schara spends fulltime on matters related to Goldrich. He was also appointed to the Company’s Audit Committee on February 13, 2006 and relinquished that position concurrent with his appointment as Chief Executive Officer. From October 2007 to September 2009, Mr. Schara served as President, Chief Executive Officer and Director of Nevoro, Inc., a Canadian company trading on the Toronto Stock Exchange. Beginning December 2004, he was employed as a management consultant for, and then from July 2005 to November 2007 as the Chief Financial officer of Minera Andes Inc., a Canadian development stage mining company listed on the Toronto Ventures Exchange and the FINRA OTCBB exchange. He previously worked for Yamana Gold Inc. and its predecessor companies from July 1995 to September 2003, the last four years of which were in the capacity of Vice President of Finance and Chief Financial Officer. Yamana Gold Inc. is a production stage Canadian public company trading on the Toronto Stock Exchange, the NYSE Amex and the London Alternative Investment Market Exchange. From September 2004 through April 2015, Mr. Schara served as a director of Marifil Mines Limited, an exploration stage Canadian public company traded on the Canadian Ventures Exchange. Mr. Schara has more than 35 years of experience in finance and accounting with extensive experience in business start-ups, international business, and managing small public companies and mining company joint ventures.

Name	Age	Recent Business and Professional Experience
Stephen M. Vincent Director	74	Mr. Vincent became a consulting director on August 12, 2013 and was appointed director on November 26, 2013. Mr. Vincent spends about 15 hours a month on matters related to Goldrich. Mr. Vincent has over 30 years of experience as a finance specialist. From February 2013 to the present, Mr. Vincent is principal of SMV Enterprises, Inc, providing financing services to clients. From 2005 to 2013, he worked at Northland Securities, providing investment bank services and developing a junior mining investment banking practice. From 1992 to 2004, Mr. Vincent worked at Allison Williams Company, providing structures and securitized financings including leasing and corporate debt. Prior to 1992, he held a range of positions with various companies including Moore Juran and Co., Miller and Schroeder Financial, and Piper Jaffray. His roles have included metals distribution, debt instrument structuring, and private equity financing. Mr. Vincent raised capital for companies developing the copper-nickel mining district of northeastern Minnesota. Mr. Vincent completed strategic equity investments for Duluth Metals Ltd., Franconia Minerals and Encampment Minerals. While at Northland Securities, Mr. Vincent completed a private placement financing for Goldrich in 2010. Mr. Vincent received a Bachelor’s degree in History from Boston College and attended the William Mitchell School of Law.
Ted R. Sharp Chief Financial Officer	66	Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective March 2006. We have a management consulting contract with Mr. Sharp, engaging him on a part-time basis. Mr. Sharp spends approximately 10% of his business hours each month on matters related to Goldrich. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with Goldrich, from July 2012 through March 2022, Mr. Sharp is a principal and served part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. Concurrent with his position with Goldrich, from August 2018 through the present, Mr. Sharp serves part-time as Chief Financial Officer of Timberline Resources Corporation, a natural resource company trading on the OTCQB and TSX:V exchanges. In the past, concurrent with his position with Goldrich, from January 2019 through September 2020, Mr. Sharp served part-time as Chief Financial Officer of US Gold Corporation, a natural resource company trading on the NASDAQ exchange. Concurrent with his position with Goldrich, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company formerly trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. Also concurrent with his position with Goldrich, from November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee

The Corporation has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee during 2022 were Mr. Orchow and Mr. Vincent. Mr. Vincent is the Chairman of the Committee. Each of the Directors is considered “independent” as defined under Rule 5605(c)(2) of the NASDAQ listing rules and under Rule 10A-3 of the Exchange Act. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Audit Committee held two meetings during 2022 and four meetings during 2021. The responsibilities of the Audit Committee include monitoring compliance with Company policies and applicable laws and regulations, making recommendations to the full Board of Directors concerning the adequacy and accuracy of internal systems and controls, the appointment of auditors and the acceptance of audits, and monitoring management’s efforts to correct any deficiencies discovered in an audit or supervisory examination.

Compensation Committee

The members of the Compensation Committee during 2022 were Mr. Vincent, and Mr. Orchow; this Committee does not have a charter. Mr. Vincent is the Chairman of the Committee. This Committee receives and considers recommendations from the Chief Executive Officer for compensation for consultants, management and the Directors. Compensation matters regarding Mr. Schara and Mr. Sharp are recommended to the Board of Directors for their consideration. The Committee also is responsible for the administration of all awards made by the Board of Directors pursuant to the Restated 2008 Equity Incentive Plan (the “Plan”). The Compensation Committee makes recommendations to the Board of Directors regarding administration of the Plan. The Board of Directors, however, administers the Plan. The Company does not use compensation consultants. This Committee held no meetings in 2022 and 2021.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of Mr. Orchow, Mr. Atkinson, and Mr. Schara. Mr. Orchow is the Chairman of this Committee. This Committee adopted a Charter at a meeting held May 7, 2007. The Charter does not include a policy with regard to consideration of director candidates recommended by shareholders. The Committee believes that it is in a better position than the average shareholder to locate and select qualified candidates for the Board of Directors, as the Company is a small gold exploration company that requires its directors to have knowledge regarding the risks and opportunities in the gold mining industry. The Committee did not hold any meetings in 2022 and 2021.

Operating Committee

The Operating Committee is composed of Mr. Orchow and Mr. Schara. Mr. Schara is the Chairman of this Committee. The Committee oversees the Company’s interest in GNP. The Committee held one meeting in 2022 and none in 2021.

Financing Committee

The Financing Committee is composed of Mr. Atkinson, Mr. Gallagher, Mr. Orchow, Mr. Schara, and Mr. Vincent. Mr. Schara is the Chairman of this Committee. The Committee advises the Chief Executive Officer on acquiring financing and evaluating financial alternatives. The Committee held three meetings in 2022 and no meetings in 2021.

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

Legal Proceedings, Cease Trade Orders and Bankruptcy

In 2018, we filed a claim before an Arbitration panel consisting of 3 independent arbitrators against our joint venture partner to obtain relief from certain accounting practices employed by the manager of the joint venture. In response to our filing, the managing partner, NyacAU LLC, filed an Arbitration Counter Claim against us, naming the officers and directors of the Company as they were constituted in 2012, at the time the JV’s Operating Agreement was signed by the respective partners. On March 31, 2023, the Company signed a settlement agreement between the Company, NyacAU, LLC (“NyacAU”), Goldrich Placer, LLC (“GP”), Goldrich NyacAU Placer, LLC (“GNP”), Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Goldrich made a payment of $105,000 to NyacAU by April 30, 2023, and the settlement agreement, among other things, resolved all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminates and supersedes all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of fifty percent (50%) of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2022, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Agreements and Summary of Executive Compensation:

William V. Schara, Principal Executive Officer:

We entered into an employment arrangement with William V. Schara on October 19, 2009 in conjunction with his appointment as our Chief Executive Officer. Mr. Schara is a Certified Public Accountant, and has a Bachelor of Science Degree in Accounting from Marquette University. His annual salary was fixed at $180,000 and 750,000 options to purchase our common stock were issued to him, with 250,000 vesting immediately, 250,000 vesting on October 19, 2010 and 250,000 vesting on October 19, 2011. These options expired in October 2019. Mr. Schara has a three-year employment contract that is renewed and reviewed on an annual basis by the Board of Directors for appropriate changes in salary, benefits or other employment matters. Mr. Schara received only a partial salary in 2016, 2017, 2018, 2019, and 2020 due to the Company’s lack of finances. At December 31, 2022 a total of $933,500 of unpaid salary was accrued and included in payable to related parties, including $180,000 accrued during 2022.

Ted R. Sharp, Principal Financial Officer:

We entered into a written Independent Contractor Agreement, effective March 1, 2006, with Sharp Executive Associates, Inc. and the owner of that firm, Ted R. Sharp CPA, for Mr. Sharp to act as a Management Consultant to serve as Secretary, Treasurer and Chief Financial Officer and to provide through his extended staff and firm all services typical of an accounting department for a small company. Mr. Sharp is a Certified Public Accountant and his firm is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company. The term of the original Agreement was through December 31, 2006, and has been renewed on an annual basis, with the basis of fees changed from the monthly fee and to terms that would allow Mr. Sharp to bill the activities performed by members of his firm at hourly rates. In 2010, we hired an internal accountant to provide normal accounting functions for the Company and the use of Mr. Sharp’s staff was eliminated. Fees paid to Mr. Sharp’s firm subsequent to this date are for Mr. Sharp’s services only. When the ability to pay under a renewed agreement is assured, the terms of the contract will be reviewed and renewed. Either party may terminate the Agreement upon 15 days written notice. Mr. Sharp also will be reimbursed for reasonable expenses previously approved by us. Mr. Sharp serves on a part time basis. Mr. Sharp billed a total of $12,863 in fees in 2022. At December 31, 2022, a total of $104,844 is accrued and payable to Mr. Sharp.

Executive Compensation and Related Information

Summary Compensation Table

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and the other named executives for the most recent two fiscal years is as follows:

Name(1) and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
(a)	(b)	(c)	(e)	(j)
William V. Schara	2022	180,000	-	180,000
Principal Executive Officer	2021	180,000	-	180,000
Ted R. Sharp	2022	12,863	-	12,863
Principal Financial Officer	2021	27,768	-	27,768

a.	No other executive or person earned more than $100,000 for the year. Columns for certain forms of compensation have been omitted from the table because no compensation was paid for those forms of compensation during the period reported.

Material factors necessary to an understanding of the compensation in this table are set forth in the description of the compensation agreements. No performance targets or grants were modified or waived during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-end (2022)

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

Stock Awards and Option Awards were made under our Restated 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718. The grant, vesting and forfeiture information and assumptions made in valuation may be found in Note 8 to our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. Grants to officers and directors under the 2008 Equity Incentive Plan are made as partial compensation for services rendered as well as to retain qualified persons in those positions and provide incentive for involvement and performance. Aggregate awards outstanding at December 31, 2022 are included in the Beneficial Ownership table and notes below.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(g)	(h)
David S. Atkinson	1,000	-	1,000
Garrick A. Mendham(3)	500	-	500
William Orchow	1,600	-	1,600
Michael G. Rasmussen(4)	1,000	-	1,000
Stephen M. Vincent(5)	1,600	-	1,600
Nicholas Gallagher	1,000	-	1,000

(1)	The Directors receive $500 for each board meeting and $300 for each committee meeting.

(2)	Stock Awards and Option Awards, when made, are made under our 2008 Equity Incentive Plan. The fair values were computed in accordance with ASC 718.

(3)	Mr. Mendham holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

(4)	Mr. Rasmussen holds options to purchase a total of 350,000 shares of common stock, all of which are vested.

(5)	Mr. Vincent holds options to purchase a total of 50,000 shares of common stock, all of which are vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of May 24, 2023 by:

i.	each director and nominee for director;

ii.	each of our executive officers named in the Summary Compensation Table under “Executive Compensation and Related Information” (the “Named Executive Officers”);

iii.	all our executive officers and directors as a group, and, based on currently available Schedules 13D and 13G filed with the SEC, the beneficial owners of more than 5% of our common stock.

iv.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Directors and Named Executive Officers
Common Stock	David S. Atkinson, Director	Via Mal Masso, 58 Conegliano, Italy 31015	8,106,824	(2)	4.15%
Common Stock	Garrick A. Mendham, Director	PO Box 339 Gordon, NSW, 2072 Australia	1,348,943	(3)	*
Common Stock	William Orchow, Chairman, Director	67 P Street Salt Lake City, UT 84103	2,663,262	(4)	1.36%
Common Stock	Michael G. Rasmussen, Director	3311 S. Grand Blvd. Spokane, WA 99203	975,145	(5)	*
Common Stock	William V. Schara, Chief Executive Officer, Director	3221 S. Rebecca Spokane, WA 99223	9,397,804	(6)	4.67%
Common Stock	Ted R. Sharp, Secretary, Treasurer and Chief Financial Officer	15148 Pinehurst Way Caldwell, ID 83607	2,170,182	(7)	1.11%
Common Stock	Stephen M. Vincent, Director	255 Maple Hill Rd. Hopkins, MN 55343	2,212,029	(8)	1.13%
Common Stock	Nicholas Gallagher, Director	5 Churchfields The K Club, Straffan Kildare, Ireland	50,519,113	(9)	23.91%
Common Stock	All current executive officers and directors as a group		77,393,302		37.51%
5% or greater shareholders
Common Stock	NGB Nominees	5 Churchfields The K Club, Straffan Kildare, Ireland	19,382,138	(9)	9.35%
Common Stock	Randy Johnson	4111 Heatherton Pl. Minnetonka, MN 55345	10,281,427	(10)	5.27%
Common Stock	Chris Johnson	8615 Eagle Creek Cir. Savage, MN 55378	13,274,901	(11)	6.80%

*	Less than 1%.

(1)	This table is based upon information supplied by officers and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 195,226,190 shares outstanding on May 24, 2023, adjusted on a partially diluted basis for each shareholder as required by rules promulgated by the SEC.

(2)	Mr. Atkinson is general partner and holds positions as director and general manager of Forza Partners, L.P. and Forza Partners II, L.P. Mr. Atkinson is the sole investment decision maker for Forza Partners, L.P. and Forza Partners II, L.P. The shares total includes 2,123,182 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023 held personally by Mr. Atkinson. Also includes 5,850,308 shares of common stock, held for the account of Forza Partners II. Mr. Atkinson is also a director to the Company.

(3)	Includes 1,165,609 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before August 12, 2023, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(4)	Includes 2,529,928 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(5)	Includes 625,145 shares of common stock, 50,000 shares of common stock acquirable upon exercise of vested options exercisable before July 7, 2023, and 300,000 shares of common stock acquirable upon exercise of vested options exercisable before December 19, 2024.

(6)	Includes 3,264,470 shares of common stock, 2 shares of Preferred E stock convertible into 66,667 shares of common stock, 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023, and 6,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 4, 2024.

(7)	Includes 1,170,182 shares of common stock and 1,000,000 shares of common stock acquirable upon exercise of Class T warrants before October 5, 2023.

(8)	Includes 1,362,029 shares of common stock, 12 shares of Preferred E stock convertible into 400,000 shares of common stock, 50,000 shares of common stock upon exercise of vested options exercisable before August 12, 2023, 333,333 shares of common stock acquirable upon exercise of Class R warrants before November 2, 2023, and 66,667 shares of common stock acquirable upon exercise of Class R warrants before December 9, 2023.

(9)	Mr. Gallagher is general partner and holds positions as director and general manager of NGB Nominees, which is a greater than 5% shareholder. Mr. Gallagher is the sole investment decision maker for NGB Nominees. Includes 22,328,638 shares of common stock, 150,000 shares of Preferred A stock convertible into 900,000 shares of common stock, 200 shares of Preferred B stock convertible into 2,857,142 shares of common stock, 250 shares of Preferred C stock convertible into 8,333,333 shares of common stock, 50 shares of Preferred D stock convertible into 1,666,667 shares of common stock, 280 shares of Preferred E stock convertible into 9,333,333 shares of common stock, and 153 shares of Preferred F stock convertible into 5,100,000 shares of common stock.

(10)	Includes 10,281,427 shares of common stock.

(11)	Includes 13,271,567 shares of common stock and 3,334 shares of common stock acquirable upon exercise of Class T warrants before June 4, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we employed one of our existing directors, Mr. Schara, to serve as our President and Chief Executive Officer. At December 31, 2022, $933,500 has been accrued for deferred compensation and $60,517 has been accrued for expenses to Mr. Schara, of which $180,000 and $20,102, respectively, was accrued during the year ended December 31, 2022.

At December 31, 2021, a total of $91,981 had been accrued for fees due to Mr. Sharp, the Company’s Chief Financial Officer. During the year ended December 31, 2022, fees of $12,863 were accrued. At December 31, 2022, a total of $104,844 has been accrued for fees due to Mr. Sharp.

At December 31, 2022, $37,844 has been accrued for expenses due to related parties for expenses, of which $36,542 was accrued during the year ended December 31, 2022.

A total of $137,100 has been accrued for directors and related party consultants, of which $6,700 was accrued during the year ended December 31, 2022.

At December 31, 2022, the Company had outstanding Notes payable of $4,195,979 to Nicholas Gallagher, a shareholder and director of the Company. At December 31, 2021, the Company had outstanding Notes payable of $4,064,211 to Mr. Gallagher. The Notes payable to Mr. Gallagher had matured on October 31, 2018. Effective November 1, 2019, the Company entered into an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) with Mr. Gallagher, in his capacity as agent for and on behalf of himself and other holders of the Notes payable. No compensation was paid or accrued for Mr. Gallagher, either in cash or warrants, for his services as agent for other holders. Under the Amended Agreement, the Company and Mr. Gallagher and the other holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder. See Note 6 - Notes Payable & Notes Payable – Related Party in the financial statements for details concerning the note payable. During the year ended December 31, 2022, $nil was paid for finders fees to a related party.

In an agreement separate from the Amended Agreement, Goldrich and Mr. Gallagher agreed that Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note payable into stock of the Company at $0.015 per share. If Mr. Gallagher were to convert his outstanding interest, at December 31, 2022, the Company would issue 143,431,067 additional shares of common stock in exchange for $2,151,466 interest payable – related party

Director Independence

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

● Stephen M. Vincent

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected Assure CPA, LLC (formerly “DeCoria, Maichel & Teague, P.S.”), 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 31, 2022. Assure CPA, LLC have audited the financial statements of the Company since the fiscal year ended December 31, 2003.

The following table summarizes the fees that Assure charged the Company for the listed services during 2022 and 2021:

Type of fee:	2022	2021	Description

Audit fees:	$48,000	$88,886	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	-0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	-0-	-0-
All other fees	-0-	900
Total	$48,000	$89,786

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2022 and 2021.

3.	Consolidated Statements of Operations – Years ended December 31, 2022 and 2021.

4.	Consolidated Statements of Changes in Stockholders’ (Deficit) – Years ended December 31, 2022 and 2021.

5.	Consolidated Statements of Cash Flows– Years ended December 31, 2022 and 2021.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (001-06412), as filed on October 23, 2013
3.2	Amended Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
4.1	Statement of Designation of Shares of Series A Preferred Stock, dated November 30, 2008, incorporated by reference to exhibit 4.1 to Form S-1/A (333-140899), as filed January 6, 2009
4.2	Statement of Designation of Shares of Series B Preferred Stock, incorporated by reference to exhibit 3.1 the Current Report on Form 8-K, as filed January 27, 2014
4.3	Statement of Designation of Shares of Series C Preferred Stock, incorporated by reference to exhibit 4.10 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.4	Statement of Designation of Shares of Series D Preferred Stock, incorporated by reference to exhibit 4.18 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.5	Form of Class R Warrant, incorporated by reference to exhibit 4.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.6	Form of Class R-2 Warrant, incorporated by reference to exhibit 4.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
4.7	Form of Class S Warrant, incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K, as filed January 11, 2017
4.8	Statement of Designation of Shares of Series E Preferred Stock, incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K, as filed October 5, 2016
4.9	Statement of Designation of Shares of Series F Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, as filed January 10, 2017
4.10	Form of Class T Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, as filed herewith (a)

4.11(1)	Description of the Registrant’s Securities
10.1+	Goldrich Mining Company 2008 Equity Incentive Plan, incorporated by reference to Appendix B to Form DEF 14A (001-06412), as filed April 16, 2008
10.2+	Independent Contractor Agreement, dated as of January 1, 2009, among Goldrich Mining Company, Ted Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.36 to Form 10-K (001-06412), as filed April 3, 2009
10.3+	Oral agreement to extend Independent Contractor Agreement, dated February 10, 2010, among Goldrich Mining Company, Ted R. Sharp, CPA and Sharp Executive Associates, Inc., incorporated by reference to exhibit 10.38 to Form 10-K (001-06412), as filed April 6, 2010
10.4+	Employment Agreement, dated as of December 20, 2010, between Goldrich Mining Company and William V. Schara, incorporated by reference to exhibit 10.46 to Form S-1 (333-171550), as filed January 4, 2011
10.5	Form of Alluvial Gold Forward Sales Contract Conversion Agreement, incorporated by reference to exhibit 10.1 to Form 8-K (001-06412), as filed February 8, 2011
10.6	Form of First Amendment to Alluvial Gold Forward Sales Contract, incorporated by reference to exhibit 10.2 to Form 8-K (001-06412), as filed February 8, 2011
10.7	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2010 Delivery, incorporated by reference to exhibit 10.3 to Form 8-K (001-06412), as filed February 8, 2011
10.8	Form of Fine Gold Forward Sales Contract Conversion Agreement - October 2011 Delivery, incorporated by reference to exhibit 10.4 to Form 8-K (001-06412), as filed February 8, 2011
10.9	Form of Binding Letter of Intent dated April 3, 2012, incorporated by reference to exhibit 99.1to the Form 8-K (001-06412), as filed April 10, 2012
10.10	Definitive Operating Agreement dated April 2, 2012, incorporated by reference to exhibit 10.1 for the Form 8-K (001-06412), as filed May 10, 2012
10.11	Mining Claims and Lease Assignment Agreement dated April 2, 2012, incorporated by reference to exhibit 10.2 for the Form 8-K (001-06412), as filed May 10, 2012
10.12	Form of Alluvial Gold Forward Sales Contract for Notes payable in gold dated March 13, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 16, 2018
10.13	Form of Note Purchase Agreement by and between the Company and Gold Rich Asia Investment Limited dated effective January 24, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.14	Form of Note by and between the Company and Gold Rich Asia Investment Limited, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.15	Form of Finder’s Agreement dated effective January 24, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.16	Addendum to Note Purchase Agreement dated January 29, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.17	Form of Guaranty dated January 24, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (001-06412), as filed on April 15, 2014
10.18	Purchase Agreement between the Company, its subsidiary Goldrich Placer LLC, and Chandalar Gold LLC, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed July 02, 2015
10.19	Form of Second Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K (001-06412), as filed April 14, 2016
10.20	Form of Third Amendment to Gold Forward Sales Contract, incorporated by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K (001-06412), as filed June 9, 2017
10.21	Form of Fourth Amendment to Gold Forward Sales Contract, incorporated by reference to Exhibit 8.1 to the Current Report on Form 8-K, as filed December 11, 2017
10.22	Amended 2019 Loan Agreement, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed March 24, 2020
10.23	Senior Secured Promissory Note, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed March 24, 2020
10.24	Guarantee, incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, as filed March 24, 2020
10.25	Deed of Trust, incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, as filed March 24, 2020
10.26	Initial Assessment Report authored by Global Resource Engineering Ltd, incorporated by reference to exhibit 96.1 to the Current Report on Form 8-K, as filed June 17, 2021
10.27	Revised and Amended Initial Assessment Report authored by Global Resource Engineering Ltd, incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K/A (001-06412), as filed March 1, 2023

10.28	Technical Report Summary authored by Terre Lane, Principal Mining Engineer, Global Resource Engineering Ltd, incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K/A (001-06412), as filed March 1, 2023
10-29	Consent of the Author by Terre Lane, Principal Mining Engineer, Global Resource Engineering Ltd, incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K/A (001-06412), as filed March 1, 2023
10-30	Settlement Agreement dated March 31, 2023, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, as filed April 6, 2023
10-31	Option Agreement dated March 31, 2023, incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, as filed April 6, 2023
21.1(1)	Subsidiaries of the Corporation
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1(1)	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
99.1	Interim Award, issued by Arbitration Panel, dated May 25, 2019, incorporated by reference to exhibit 99.1 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.2	Partial Final Award, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.2 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.3	Second Interim Award RE Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated November 30, 2019, incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.4	Final Post Award Orders, issued by Arbitration Panel, dated September 4, 2020, incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.5	Ruling of State of Alaska Superior Court, dated April 29, 2020, incorporated by reference to exhibit 99.5 to the Company’s Annual Report on Form 10-K (001-06412), as filed on November 4, 2020
99.6	Order on Respondents’ Motion to Confirm Judgment, issued by Arbitration Panel, dated April 7, 2021, incorporated by reference to exhibit 99.6 to the Company’s Annual Report on Form 10-K (001-06412), as filed on March 30, 2022
99.7	Order on Respondents’ Motion to Preserve Confidentiality of Arbitration Proceedings, issued by Arbitration Panel, dated April 7, 2021, incorporated by reference to exhibit 99.7 to the Company’s Annual Report on Form 10-K (001-06412), as filed on March 30, 2022
99.8	Second Partial Final Award, issued by Arbitration Panel, dated August 30, 2021, incorporated by reference to exhibit 99.8 to the Company’s Annual Report on Form 10-K (001-06412), as filed on March 30, 2022
99.9	Modified Second Interim Award re Dissolution/Liquidation of GNP and Related Issues, issued by Arbitration Panel, dated August 30, 2021, incorporated by reference to exhibit 99.9 to the Company’s Annual Report on Form 10-K (001-06412), as filed on March 30, 2022

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

+ -	Management Contract or Compensatory Plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ William V. Schara
William V. Schara, Chief Executive Officer, Principal Executive Officer

Date: July 5, 2023

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLDRICH MINING COMPANY

By: /s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer, Principal Accounting Officer

Date: July 5, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:	July 5, 2023	/s/ David S. Atkinson
David S. Atkinson, Director

Date:	July 5, 2023	/s/ Nicholas Gallagher
Nicholas Gallagher, Director

Date:	July 5, 2023	/s/ William Orchow
William Orchow, Director

Date:	July 5, 2023	/s/ Michael G. Rasmussen
Michael G. Rasmussen, Director

Date:	July 5, 2023	/s/ William V. Schara
William V. Schara, Director and Chief Executive Officer

Date:	July 5, 2023	/s/ Stephen M. Vincent
Stephen M. Vincent, Director

Date:	July 5, 2023	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer