Form 10-Q
period 2023-03-31
GOLDRICH MINING CO
filed 2023-09-22
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-06412

GOLDRICH MINING COMPANY

(Exact Name of Registrant as Specified in its Charter)

alaska	91-0742812
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 E. 29th Ave. Ste. 10B-160
Spokane, WA	99223
(Address of Principal Executive Offices)	(Zip Code)

(509) 535-7367

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	GRMC	OTC Expert Market

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

Number of shares of issuer’s common stock outstanding at September 22, 2023: 196,559,523

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,866	$3,969
Prepaid expenses	75,651	106,527
Total current assets	79,517	110,496

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$730,945	$761,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,584,653	$1,534,863
Interest payable	779,200	720,111
Convertible interest payable – related party	2,308,993	2,151,466
Related party payable	1,323,988	1,264,216
Notes payable	1,250,169	1,250,169
Notes payable – related party	4,211,769	4,195,979
Notes payable in gold	528,161	483,514
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	12,017,551	11,630,936

Long-term liabilities:
Subscription payable	40,000	70,000
Remediation and asset retirement obligation	277,178	275,424
Total long-term liabilities	317,178	345,424
Total liabilities	12,334,729	11,976,360

Commitments and contingencies (Notes 8)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 475,000 issues and 150,000 shares outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 90 shares outstanding, $90,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 188,448,412 and 185,448,412 issued and outstanding, respectively	18,844,841	18,544,841
Additional paid-in capital	10,177,652	10,447,652
Accumulated deficit	(40,897,452)	(40,478,104)
Total stockholders’ deficit	(11,603,784)	(11,214,436)
Total liabilities and stockholders’ deficit	$730,945	$761,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2023		2022
Operating expenses:
Mine preparation costs		$3,263		$8,830
Management fees and salaries		47,700		51,525
Professional services		10,088		38,211
General and administration		48,536		52,360
Office supplies and other		1,366		8,570
Directors’ fees		-		3,600
Mineral property maintenance		31,486		31,486
Arbitration and settlement costs (Note 3)		19,256		7,775
Total operating expenses		161,695		202,357

Other (income) expense:
Miscellaneous income		(5,787)		-
Change in fair value of notes payable in gold		44,647		36,363
Interest expense and finance costs – related party		157,527		152,408
Interest expense and finance costs		61,266		73,663
Total other (income) expense		257,653		262,434

Net loss		419,348		464,791

Preferred dividends		1,875		1,875
Net loss available to common stockholders		$421,223		$466,666

Net loss per common share – basic and diluted	$	(nil)	$	(nil)

Weighted average common shares outstanding – basic and diluted		186,615,079		181,423,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

2023 Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	150,993	$271,175	185,448,412	$18,544,841	$10,447,652	$(40,478,104)	$(11,214,436)
Common shares issued for subscription payable	-	-	3,000,000	300,000	(270,000)	-	30,000
Net Loss	-	-	-	-	-	(419,348)	(419,348)
Balance, March 31, 2023	150,993	$271,175	188,448,412	$18,844,841	$10,177,652	$(40,897,452)	$(11,603,784)

2022 Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	151,053	$271,175	179,787,595	$17,978,760	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants Exercised	-	-	2,660,817	266,081	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	151,053	$271,175	182,448,412	$18,244,841	$10,717,652	$(39,887,265)	$(10,653,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(419,348)	$(464,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance costs	790	-
Change in fair value of notes payable in gold	44,647	36,363
Accretion of asset retirement obligation	1,754	1,686

Change in:
Prepaid expenses	30,876	13,377
Accounts payable and accrued liabilities	49,790	36,779
Interest payable	59,089	57,719
Interest payable – related party	157,527	152,408
Related party payable	59,772	62,422
Net cash used - operating activities	(15,103)	(104,037)

Cash flows from financing activities:
Proceeds from warrant exercises, net	-	103,157
Proceeds from notes payable and warrants – related party, net	15,000	-
Net cash provided - financing activities	15,000	103,157

Net decrease in cash and cash equivalents	(103)	(880)

Cash and cash equivalents, beginning of period	3,969	3,762
Cash and cash equivalents, end of period	$3,866	$2,882

Non-cash investing and financing activities:
Common shares issued for subscription payable	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company currently has no historical recurring source of revenue, negative working capital of $11,938,034, and an accumulated deficit of $40,897,452 at March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

We are authorized to issue 750,000,000 shares of common stock, $0.10 par value per share. At March 31, 2023, there were 188,448,412 shares of our common stock issued and outstanding.

For the three-month periods ended March 31, 2023 and 2022, potentially dilutive shares including outstanding stock options, warrants, convertible interest, and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended March 31, 2023 and 2022, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

Schedule of Anti-Dilutive Stock Common Stock Equivalent

	March 31, 2023	March 31, 2022
Stock options	1,025,000	1,050,000
Warrants	18,114,446	19,667,077
Convertible Preferred Stock	30,190,475	32,190,475
Convertible interest payable	153,932,841	112,240,467
Total	203,262,762	165,148,019

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

During 2023 and 2022, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance March 31, 2023	Balance December 31, 2022	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$528,161	$483,514	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at March 31, 2023 and December 31, 2022. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Even though the settlement agreement was consummated subsequent to the end of the 2022 year, the arbitration claim was filed and has been open since 2018; therefore, the event requires the financial effects to be reflected in the financial statement for the year ended December 31, 2022. As a result, the previous expense accruals of $638,193 for arbitration awards and interest made in 2021 and prior years were removed and the settlement amount of $105,000 was recorded. This resulted in a gain on settlement being recorded at December 31, 2022 of $533,193.

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

To exercise the option, Goldrich, or its designee, must give written and electronic notice of its intent to do so by April 30, 2024 and pay $1,000,000 into escrow within five business days of giving notice. Upon exercise of the option, Goldrich or its designee would assume all reclamation responsibilities and liability and NyacAU would be released from any reclamation liability. Also, NyacAU would be entitled to limited payments out of the production of placer gold at the Chandalar placer mine up to the greater of $8,500,000 or 4,860 ounces of fine gold (the Maximum Amount). No production payment shall be due to NyacAU on the first 5,000 ounces of fine gold production. Thereafter, NyacAU would receive at least 5% of all production from the Chandalar placer mine until the Maximum Amount is paid. Additionally, after the first 5,000 ounces of fine gold production, NyacAU would be entitled to a minimum annual payment equal to the value of $120,000 or 68 fine gold ounces, whichever is greater, and such payment would apply towards the satisfaction of the Maximum Amount.

4.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through March 31, 2023, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors’ fees.

Schedule of Related Party Transactions

CEO	Three Months ended 3/31/23	Year ended 12/31/22
Balance at beginning of period	$994,017	$793,720
Deferred salary	45,000	180,000
Deferred expenses	3,899	20,297
Payments	-	-
Ending Balance	$1,042,916	$994,017

CFO
Balance at beginning of period	$104,844	$91,981
Deferred fees	2,700	12,863
Payments	-	-
Ending Balance	$107,544	$104,844

Board fees payable and expenses payable (1, 2, 3)	173,528	165,355
Total Related party payables	$1,323,988	$1,264,216

1)	At March 31, 2023 and December 31, 2022, the Company owed $1,302, respectively, to Mr. William Orchow, a director and related party for arbitration related expenses.

2)	At March 31, 2023 and December 31, 2022, the Company owed Mr. Nicholas Gallagher, a director and related party $35,126 and $26,953, respectively, for legal expenses related to the notes payable and notes payable – related party.

3)	No Board meetings were held during the three months ended March 31, 2023.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

5.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At March 31, 2023 and December 31, 2022, the Company had outstanding notes payable of $1,250,169, respectively, and outstanding notes payable – related party of $4,211,769 and $4,195,979, respectively. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the three months ended March 31, 2023, the Company issued additional notes payable of $15,790, discounted at 5%, or $790, resulting in net proceeds of $15,000 from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the three months ended March 31, 2022, the Company received no additional tranches of the notes payable and notes payable - related party. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the three months ended March 31, 2023 and March 31, 2022, the Company paid no finder fees to related party entities, and incurred $450 and $nil, respectively, of other finance and placement costs. Interest of $204,408 and $193,224 was expensed during the three-month periods ended March 31, 2023 and March 31, 2022, respectively, of which $157,527 and $152,408 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at March 31, 2023 and December 31, 2022.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust where under the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.	The Company entered into a written Guaranty (“Guaranty”) where under, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share. At March 31, 2023, Mr. Gallagher’s interest would convert to 153,932,841 common shares.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

6.	NOTES PAYABLE IN GOLD

During 2013, the Company issued notes payable in gold totaling $820,000, less a discount of $205,000, for net proceeds of $615,000. Under the terms of the notes, the Company agreed to deliver gold to the holders at the lesser of $1,350 per ounce of fine gold or a 25% discount to market price as calculated on the contract date and specify delivery of gold in November 2014. The notes bear interest at a rate of 10% per annum and penalty interest of 10% per annum on any due and unpaid interest.

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At March 31, 2023 and December 31, 2022, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on March 31, 2023 of approximately $1,980 per ounce as quoted on the London PM Fix market or $528,161 in total. The valuation resulted in an increase in gold notes payable of $44,647 during the three months ended March 31, 2023. At March 31, 2023 and 2022, this resulted in a loss on change in fair value of notes payable in gold of $44,647 and $36,363, respectively on the condensed consolidated statement of operations.

At December 31, 2022, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2022, the Company had outstanding total notes payable in gold of $483,514.

Interest of $12,208 was expensed during the three months ended March 31, 2023, and $151,847 is accrued at March 31, 2023 and is included in interest payable. Interest of $10,981 was expensed during the three months ended March 31, 2022, and $139,639 is accrued at December 31, 2022 and is included in interest payable.

7.	STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2022, the Company received cash of $30,000 which is included in stock subscription payable at December 31, 2022, for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. During the three months ended March 31, 2023, the Company reduced stock subscription payable by $30,000 and issued 3,000,000 common shares.

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

During the year ended December 31, 2021, the Company received $40,000 for the exercise of Class T warrants which are included in stock subscription payable at March 31, 2023 and December 31, 2022. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise. These warrants were exercised subsequent to March 31, 2023.

8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into a consulting contract for $46,500 for which the services have not yet been received.

The Company is subject to Alaska state annual claims rental fees in order to maintain its non-patented claims. In addition to the annual claims rental fees of $125,945 due November 30 of each year, the Company is also required to meet annual labor requirements of approximately $61,100 due November 30 of each year. The Company can carry forward costs for annual labor that exceed the required yearly totals for four years. The Company has significant carryovers to 2023 to satisfy its annual labor requirements. This carryover expires in the years 2023 through 2027 if unneeded to satisfy requirements in those years.

9.	SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company received $162,667 cash as a result of exercise of Class R warrants at an exercise price of $0.024 per common share. Ownership of these warrants had been in the hands of Mr. Gallagher and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,777,778 common shares.

Subsequent to March 31, 2023, the Company received cash of $12,500 of additional notes payable – related party from Mr. Nicholas Gallagher, and cash of $122,000 of additional notes payable from unrelated parties.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

As used in herein, the terms “Goldrich,” the “Company,” “we,” “us,” and “our” refer to Goldrich Mining Company.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on July 5, 2023. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

	Base Case	Gold Price Sensitivity Analysis
Parameter	$1,650 Gold	$1,500	$2,000	$2,500
Undiscounted Pre-Tax Net Cash Flow:	$75 million	$57 million	$116 million	$175 million
After-tax NPV@5%(1):	$64 million	$50 million	$92 million	$129 million
After-tax IRR(1):	139%	112%	195%	275%
Undiscounted After-tax Net Cash Flow(1):	$72 million	$57 million	$103 million	$145 million
After-tax Payback Period (years):	1.3	1.44	1.19	1.1
All-in Sustaining Costs:	$799/Au oz.
All-in Costs:	$1,064/Au oz.
Total Operating Costs:	$646/Au oz.

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

Looking forward, our ability to develop either hard-rock (lode) targets or placer deposits is subject to financing. The on-going development of the hard-rock gold targets, the recent change in SEC regulations which allow us to release the new information in the IA, and significant increases in the price of gold since 2019, and the settlement of the arbitration appear to have increased the availability of funds so we are hopeful to secure sufficient funds for a major exploration program and for reopening the placer mine.

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2023 and beyond. We anticipate that we will incur approximately $700,000 for general operating expenses and property maintenance, $275,000 for interest, and $630,000 for interest – related party, over the next 12 months, in addition to the current liabilities on the balance sheet at March 31, 2023 of $12,017,551. Additional funds will be needed for any exploration expenditures, should any be undertaken. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

On March 31, 2023, we signed a settlement agreement between the Company, NyacAU, LLC (“NyacAU”), Goldrich Placer, LLC (“GP”), Goldrich NyacAU Placer, LLC (“GNP”), Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Subject to Goldrich making a payment of $105,000 to NyacAU by April 30, 2023, which was made on April 27, 2023, the settlement agreement, among other things, resolved all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminated and superseded all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of fifty percent (50%) of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

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

Because the exercise of the option agreement is at the election of the Company, no financial effects of the option have been recognized at March 31, 2023. If the option agreement is exercised by April 2024, the $1,000,000 payment would be recorded for the purchase of equipment, Goldrich would become the named operator on the Chandalar placer mining permits, the $8,500,000 liability would be recognized and a reclamation liability would be recognized. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar Mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

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

During the three months ended March 31, 2023, we completed financings of $15,000 compared to $103,157 net cash for note financings and placements of our securities during the three months ended March 31, 2022. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At March 31, 2023, we had outstanding total notes payable in gold of $528,161, representing 266.788 ounces of fine gold due on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is sixty (60) days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At March 31, 2023, the Company had outstanding Notes payable of $1,250,169 and outstanding Notes payable – related party of $4,211,769. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company, but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich, which is currently on the OTC Expert Market, intends to requalify to be quoted on the OTCQB of the OTC Markets and intends to also seek a listing of its shares on a recognized stock exchange in Canada.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On March 31, 2023, we had total liabilities of $12,334,729 and total assets of $730,945. This compares to total liabilities of $11,976,360 and total assets of $761,924 on December 31, 2022. As of March 31, 2023, our liabilities consist of $277,178 for remediation and asset retirement obligations, $528,161 of notes payable in gold, $1,250,169 of notes payable, $4,211,769 of notes payable – related party, $1,584,653 of trade payables and accrued liabilities, $779,200 of accrued interest payable, $2,308,993 of accrued convertible interest payable – related party, $1,323,988 due to related parties, $40,000 of subscriptions payable and $30,618 for dividends payable. Of these liabilities, $12,017,551 is due within 12 months. The increase in liabilities compared to December 31, 2022 is due to an increase in trade and related party payables, an increase in interest payable and convertible interest payable – related party, an increase in notes payable – related party and an increase in the notes payable in gold. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the quarter ended March 31, 2023.

On March 31, 2023, we had negative working capital of $11,938,034 and a stockholders’ deficit of $11,603,784 compared to negative working capital of $11,520,440 and stockholders’ deficit of $11,214,436 for the year ended December 31, 2022. Working capital decreased during the quarter ended March 31, 2023 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party, and the reduction of prepaid expenses. Stockholders’ equity decreased due to an operating loss for the period ended March 31, 2023.

During the three months ended March 31, 2023, the Company reported total operating expense of $161,695, compared to $202,357 for the three months ended March 31, 2022. With the exception of arbitration expenses and mineral property maintenance, all expenses are lower year over year. Total other (income) expense for the three months ended March 31, 2023 was $257,653 compared to $262,434 for the same period of 2022, mainly due to a decrease in interest expense and $5,787 in miscellaneous income during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we used cash from operating activities of $15,103 compared to $104,037 for the period ended March 31, 2022. Net losses were slightly lower year over year mainly due to a decrease in mine prep costs, management fees and salaries, professional services, general and administrative expenses, office supplies, directors’ fees, and interest expense. Net losses were $419,348 and $464,791 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022 respectively, we used no cash in investing activities.

During the three months ended March 31, 2023, cash of $15,000 was provided by financing activities, compared to $103,157 provided during the same period of 2022.

Private Placement Offerings

During the year ended December 31, 2022, the Company raised $30,000 from investors for a private placement of common stock at a price of $0.01 per share, and is included in stock subscription payable at December 31, 2022. During the three months ended March 31, 2023, stock subscription payable was reduced by $30,000 and the Company issued 3,000,000 shares of common stock. No private placement offerings occurred during the three months ended March 31, 2023.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At March 31, 2023, we owed $528,161 for Notes payable in Gold, $1,250,169 for Notes payable and $4,211,769 for Notes payable – related party. Interest payable on these borrowings totaled $3,088,193. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to March 31, 2023, the Company received $162,667 cash as a result of exercise of Class R warrants at an exercise price of $0.024 per common share. Ownership of these warrants had been in the hands of a related party and were sold by him personally to unrelated parties. The unrelated parties then exercised the warrants for cash, resulting in the issuance of 6,777,778 common shares.

Subsequent to March 31, 2023, the Company received cash of $12,500 of additional notes payable – related party from Mr. Nicholas Gallagher, and $122,000 of additional notes payable from unrelated parties.

Mining Permit and Future Mining Activities

The recent upward movements in the price of gold to a range of $1,800 to $2,000 per ounce or higher during the past few years have created renewed interest in gold mining, gold exploration and investments in companies engaging in those activities, including the junior mining/exploration sector in which we participate. Additionally, the fact that we own a mine that has produced over 44,000 ounces in recent years along an annual increasing trend has caught the interest of placer mining companies and investors who support placer mining operations. We believe we have the fundamentals to raise capital and continue our primary strategy of exploration and secondarily placer mining.

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

Changes in internal controls over financial reporting

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2022.

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

During the quarter ended March 31, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: September 22, 2023

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2023

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer