Form 10-Q
period 2023-06-30
GOLDRICH MINING CO
filed 2023-09-29
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of issuer’s common stock outstanding at September 29, 2023: 196,559,523

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,243	$3,969
Prepaid expenses	42,926	106,527
Total current assets	44,169	110,496

Mineral interests:
Mineral interests	626,428	626,428
Total mineral interests	626,428	626,428

Other assets:
Investment in CGL LLC	25,000	25,000
Total other assets	25,000	25,000
Total assets	$695,597	$761,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,483,028	$1,534,863
Interest payable	838,718	720,111
Convertible interest payable – related party	2,467,394	2,151,466
Related party payable	1,379,765	1,264,216
Notes payable	1,276,485	1,250,169
Notes payable – related party	4,224,927	4,195,979
Notes payable in gold	510,166	483,514
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	12,211,101	11,630,936

Long-term liabilities:
Subscription payable	40,000	70,000
Remediation and asset retirement obligation	278,932	275,424
Total long-term liabilities	318,932	345,424
Total liabilities	12,530,033	11,976,360

Commitments and contingencies (Notes 8)
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 475,000 issued and 150,000 shares outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 90 shares outstanding, $90,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 195,226,190 and 185,448,412 issued and outstanding, respectively	19,522,619	18,544,841
Additional paid-in capital	9,662,541	10,447,652
Accumulated deficit	(41,290,771)	(40,478,104)
Total stockholders’ deficit	(11,834,436)	(11,214,436)
Total liabilities and stockholders’ deficit	$695,597	$761,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30
	2023		2022		2023		2022
Operating expenses:
Mine preparation costs		$2,124		$5,397		$5,387		$14,227
Management fees and salaries		50,200		45,900		97,900		97,425
Professional services		45,721		22,729		55,810		60,940
General and administration		47,918		51,737		96,453		104,096
Office supplies and other		1,683		7,330		3,050		15,899
Directors’ fees		5,700		-		5,700		3,600
Mineral property maintenance		31,486		31,486		62,973		62,973
Arbitration and settlement costs (Note 3)		4,063		9,303		23,318		17,078
Total operating expenses		188,895		173,882		350,591		376,238

Other (income) expense:
Miscellaneous income		-		-		(5,787)		-
Change in fair value of notes payable in gold		(17,995)		(33,389)		26,652		2,975
Interest expense and finance costs – related party		158,402		154,779		315,928		307,187
Interest expense and finance costs		64,017		62,116		125,283		135,779
Total other (income) expense		204,424		183,506		462,076		445,941

Net loss		393,319		357,388		812,667		822,179

Preferred dividends		1,896		1,896		3,771		3,771
Net loss available to common stockholders		$395,215		$359,284		$816,438		$825,950

Net loss per common share – basic and diluted	$	(nil)	$	(nil)	$	(nil)	$	(nil)

Weighted average common shares outstanding – basic and diluted		191,278,693		321,412,413		188,959,769		182,762,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

2023 Stockholders’ (Deficit)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	150,993	$271,175	185,448,412	$18,544,841	$10,447,652	$(40,478,104)	$(11,214,436)
Common shares issued for subscription payable	-	-	3,000,000	300,000	(270,000)	-	30,000
Net Loss	-	-	-	-	-	(419,348)	(419,348)
Balance, March 31, 2023	150,993	271,175	188,448,412	18,844,841	10,177,652	(40,897,452)	(11,603,784)
Warrants Exercised	-	-	6,777,778	677,778	(515,111)	-	162,667
Net Loss	-	-	-	-	-	(393,319)	(393,319)
Balance, June 30, 2023	150,993	$271,175	195,226,190	$19,552,619	$9,662,541	$(41,290,771)	$(11,834,436)

2022 Stockholders’ (Deficit)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	151,053	$271,175	179,787,595	$17,978,760	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants Exercised	-	-	2,660,817	266,081	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	151,053	271,175	182,448,412	18,244,841	10,717,652	(39,887,265)	(10,653,597)
Warrants Exercised	-	-	1,000,000	100,000	(70,000)	-	30,000
Preferred D conversion to common	(60)	-	2,000,000	200,000	(200,000)	-	-
Net Loss	-	-	-	-	-	(357,388)	(357,388)
Balance, June 30, 2022	150,993	$271,175	185,448,412	$18,544,841	$10,447,652	$(40,244,653)	$(10,980,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(812,667)	$(822,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance costs	2,764	1,526
Change in fair value of notes payable in gold	26,652	2,975
Accretion of asset retirement obligation	3,508	3,373

Change in:
Prepaid expenses	63,601	44,554
Accounts payable and accrued liabilities	(51,835)	73,859
Interest payable	118,607	115,899
Convertible interest payable – related party	315,928	307,187
Related party payable	115,549	112,770
Net cash used - operating activities	(217,893)	(160,036)

Cash flows from financing activities:
Proceeds from warrant exercises, net	162,667	133,157
Proceeds from notes payable and warrants, net	25,000	-
Proceeds from notes payable and warrants – related party, net	27,500	29,000
Net cash provided - financing activities	215,167	162,157

Net increase (decrease) in cash and cash equivalents	(2,726)	2,121

Cash and cash equivalents, beginning of period	3,969	3,762
Cash and cash equivalents, end of period	$1,243	$5,883

Non-cash Investing and Financing Activities:
Common shares issued for subscription payable	$30,000	$-
Common shares issued for conversion of preferred D	$-	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

The Company currently has no historical recurring source of revenue, negative working capital of $12,166,932, and an accumulated deficit of $41,290,771 at June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

We are authorized to issue 750,000,000 shares of common stock, $0.10 par value per share. At June 30, 2023, there were 195,226,190 shares of our common stock issued and outstanding.

For the three and six-month periods ended June 30, 2023 and 2022, potentially dilutive shares including outstanding stock options, warrants, convertible interest payable, and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and six-month periods ended June 30, 2023 and 2022, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	June 30, 2023	June 30, 2022
Stock options	1,025,000	1,050,000
Warrants	11,333,334	18,667,077
Convertible Preferred Stock	30,190,475	30,190,475
Convertible interest payable	164,492,964	122,559,086
Total	207,041,773	172,466,638

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

During 2023 and 2022, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance June 30, 2023	Balance December 31, 2022	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 7)	$510,166	$483,514	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at June 30, 2023 and December 31, 2022. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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
Notes to the Condensed Consolidated Financial Statements (unaudited)

4.	RELATED PARTY TRANSACTIONS

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through June 30, 2023, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors’ fees.

CEO	Six Months ended 6/30/23	Year ended 12/31/22
Balance at beginning of period	$994,017	$793,720
Deferred salary	90,000	180,000
Deferred expenses	7,276	20,297
Payments	(1,000)	-
Ending Balance	$1,090,293	$994,017

CFO
Balance at beginning of period	$104,844	$91,981
Deferred fees	7,900	12,863
Payments	(2,500)	-
Ending Balance	$110,244	$104,844

Board fees payable and expenses payable (1, 2)	179,228	165,355
Total Related party payables	$1,379,765	$1,264,216

1)	At June 30, 2023 and December 31, 2022, the company owed $1,302, respectively, to Mr. William Orchow, a director and related party for arbitration related expenses.

2)	At June 30, 2023 and December 31, 2022, the company owed Mr. Nicholas Gallagher, a director and related party $35,126 and $26,953, respectively, for legal expenses related to the notes payable and notes payable – related party.

5.	NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

At June 30, 2023 and December 31, 2022, the Company had outstanding notes payable of $1,276,485 and $1,250,169, respectively, and outstanding notes payable – related party of $4,224,927 and $4,195,979, respectively. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the six months ended June 30, 2023, the Company issued additional notes payable of $55,264, discounted at 5%, or $2,764, resulting in net proceeds of $52,500 of which $27,500 was from a related party, Nicholas Gallagher, a shareholder and director of the Company, who also holds the full balance of the notes payable – related party described above. During the six months ended June 30, 2022, the Company received no additional tranches of the notes payable and $29,000 of notes payable - related party. The notes are due upon demand; therefore, all discounts have been immediately expensed to finance costs.

During the three and six months ended June 30, 2023 the Company incurred finder fees totaling $375 and $825, to related party entities, respectively. During the three and six months ended June 30, 2022 the Company incurred finder fees totaling $870, to related party entities. Interest of $205,360 and $409,768 was expensed during the three and six month periods ended June 30, 2023, respectively, of which $158,402 and $315,928 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022. Interest of $194,845 and $388,819 was expensed during the three and six month periods ended June 30, 2022, respectively, of which $154,779 and $307,187 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

2.	The Company entered into a written Guaranty (“Guaranty”) whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share. At June 30, 2023, Mr. Gallagher’s interest would convert to 164,492,964 common shares.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

6.	NOTES PAYABLE IN GOLD

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At June 30, 2023 and December 31, 2022, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on June 30, 2023 of approximately $1,912 per ounce as quoted on the London PM Fix market or $510,166 in total. The valuation resulted in an increase in gold notes payable of $26,652 during the six months ended June 30, 2023. During the three months ended June 30, 2023 and 2022, this resulted in a gain on change in fair value of notes payable in gold of $17,995 and $33,389, respectively on the condensed consolidated statement of operations. During the six months ended June 30, 2023 and 2022, this resulted in a loss on change in fair value of notes payable in gold of $26,652 and $2,975, respectively on the condensed consolidated statement of operations.

At December 31, 2022, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2022, the Company had outstanding total notes payable in gold of $483,514.

Interest of $12,560 and $24,768 was expensed during the three and six months ended June 30, 2023, respectively, and $164,407 is accrued at June 30, 2023 and is included in interest payable. Interest of $11,377 and $22,358 was expensed during the three and six months ended June 30, 2022, and $139,639 is accrued at December 31, 2022 and is included in interest payable.

Goldrich Mining Company
Notes to the Condensed Consolidated Financial Statements (unaudited)

7.	STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2022, two holders of class D preferred stock, converted 60 preferred D shares into 2,000,000 common shares.

During the year ended December 31, 2022, the Company received cash of $30,000 which is included in stock subscription payable at December 31, 2022, for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. During the six months ended June 30, 2023, the Company reduced stock subscription payable by $30,000 and issued 3,000,000 common shares.

During the six months ended June 30, 2023, the Company received $162,667 cash as a result of the exercise of Class R warrants at an exercise price of $0.024 per common share, resulting in the issuance of 6,777,778 common shares. These shares were originally owned by Mr. Gallagher and were transferred to unrelated parties. During the six months ended June 30, 2022, the Company received $133,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.03 and $0.045 and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 2,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

During the year ended December 31, 2021, the Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at June 30, 2023 and December 31, 2022. Once the exercise is complete, the Company will issue 1,333,333 common shares for the exercise. These warrants were exercised subsequent to June 30, 2023.

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

Subsequent to June 30, 2023, the Company received cash of $97,000 of additional notes payable.

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2023 and beyond. We anticipate that we will incur approximately $700,000 for general operating expenses and property maintenance, $275,000 for interest, and $630,000 for interest – related party, over the next 12 months, in addition to the current liabilities on the balance sheet at June 30, 2023 of $12,530,033. Additional funds will be needed for any exploration expenditures, should any be undertaken. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

On March 31, 2023, we signed a settlement agreement between the Company, NyacAU, LLC (“NyacAU”), Goldrich Placer, LLC (“GP”), Goldrich NyacAU Placer, LLC (“GNP”), Dr. J. Michael James, individually (“Dr. James”), and Bear Leasing, LLC (“Bear Leasing”) (each a “Party” and, collectively, the “Parties”).

Subject to Goldrich making a payment of $105,000 to NyacAU by April 30, 2023 (payment was made on April 27, 2023), the settlement agreement, among other things, resolved all outstanding arbitration issues, awards, and orders including mutual release of all outstanding issues before the Alaska superior court and all court-entered judgments. The agreement also terminated and superseded all prior agreements between all Parties except a security agreement between NyacAU and GNP to secure repayment of 50% of a funding mechanism known as Line of Credit 1 (LOC1), which was advanced by NyacAU to GNP. GNP was formally dissolved in 2019.

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

Because the exercise of the option agreement is at the election of the Company, no financial effects of the option have been recognized at June 30, 2023. If the option agreement is exercised by April 2024, the $1,000,000 payment would be recorded for the purchase of equipment, Goldrich would become the named operator on the Chandalar placer mining permits, the $8,500,000 liability would be recognized and a reclamation liability would be recognized. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar Mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

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

We currently have only a brief, recent history of a recurring source of revenue and in 2016 received our first cash distribution from the now-dissolved GNP joint venture. If we profitably execute a production business plan, our ability to continue as a going concern may improve and become less dependent on our ability to raise capital to fund our future exploration and working capital requirements. Our plans for the long-term include the profitable exploitation of our mining properties and financing our future operations through sales of our common stock and/or debt. Additionally, the capital markets and general economic conditions in the United States are constantly changing and may present significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2023, we completed financings of $215,167, compared to $162,157 net cash for note financings and placements of our securities during the six months ended June 30, 2022. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At June 30, 2023, we had outstanding total notes payable in gold of $510,166, representing 266.788 ounces of fine gold due on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is 60 days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At June 30, 2023, the Company had outstanding Notes payable of $1,276,485 and outstanding Notes payable – related party of $4,224,927. The Notes payable and Notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

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

Results of Operations

On June 30, 2023, we had total liabilities of $12,530,033 and total assets of $695,597. This compares to total liabilities of $11,976,360 and total assets of $761,924 on December 31, 2022. As of June 30, 2023, our liabilities consist of $278,932 for remediation and asset retirement obligations, $510,166 of notes payable in gold, $1,276,485 of notes payable, $4,224,927 of notes payable – related party, $1,483,028 of trade payables and accrued liabilities, $838,718 of accrued interest payable, $2,467,394 of accrued convertible interest payable – related party, $1,379,765 due to related parties, $40,000 for stock subscription payable, and $30,618 for dividends payable. Of these liabilities, $12,211,101 is due within 12 months. The increase in liabilities compared to December 31, 2022 is due to an increase in related party payables from unpaid salaries and fees, an increase in interest payable and convertible interest payable – related party, an increase in notes payable and notes payable – related party and an increase in the fair market value of the notes payable in gold. Total assets and its components did not experience significant changes, with the exception of a decrease in cash and a decrease in prepaid expenses during the six months ended June 30, 2023.

On June 30, 2023, we had negative working capital of $12,166,932 and a stockholders’ deficit of $11,834,436 compared to negative working capital of $11,520,440 and stockholders’ deficit of $11,214,436 for the year ended December 31, 2022. Working capital decreased during the six months ended June 30, 2023 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended June 30, 2023.

During the three months ended June 30, 2023, the Company reported total operating expense of $188,895, compared to $173,882 for the three months ended June 30, 2022. With the exception of management fees and salaries, professional services, and directors’ fees, all operating expenses are lower year over year. Total other (income) expense for the three months ended June 30, 2023 was $204,424 compared to $183,506 for the same period of 2022, due to an increase in all other expenses in 2023.

During the six months ended June 30, 2023, the Company reported total operating expense of $350,591, compared to $376,238 for the six months ended June 30, 2022. With the exception of management fees, arbitration expenses, and directors’ fees, all operating expenses are lower year over year. Total other (income) expense for the six months ended June 30, 2023 was $462,076 compared to $445,941 for the same period of 2022, due to an increase in the fair value of notes payable in gold, interest expense related party and miscellaneous income in 2023.

During the six months ended June 30, 2023, we used cash from operating activities of $217,893 compared to $160,036 for the period ended June 30, 2022. Net losses were slightly lower year over year due to a decrease in trade payables and arbitration costs. Net losses were $812,667 and $822,179 for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022 respectively, we used no cash in investing activities.

During the six months ended June 30, 2023, cash of $215,167 was provided by financing activities, compared to $162,157 provided during the same period of 2022.

Private Placement Offerings

During the year ended December 31, 2022, the Company raised $30,000 from investors for a private placement of common stock at a price of $0.01 per share, and is included in stock subscription payable at December 31, 2022. During the six months ended June 30, 2023, stock subscription payable was reduced by $30,000 and the Company issued 3,000,000 shares of common stock. No private placement offerings occurred during the six months ended June 30, 2022.

Notes Payable in Gold, Notes Payable & Notes Payable – Related Party

At June 30, 2023, we owed $510,166 for Notes payable in Gold, $1,276,485 for Notes payable and $4,224,927 for Notes payable – related party. Interest payable on these borrowings totaled $3,306,112. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

Subsequent Events

Subsequent to June 30, 2023, the Company received cash of $97,000 of additional notes payable.

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

Changes in internal controls over financial reporting

During the six months ended June 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: September 29, 2023

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2023

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer