Form 10-Q
period 2023-09-30
GOLDRICH MINING CO
filed 2023-11-13
CIK 59860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of issuer’s common stock outstanding at November 13, 2023: 196,559,523

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Goldrich Mining Company
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$25,606	$3,969
Prepaid expenses	11,719	106,527
Total current assets	37,325	110,496

Mineral interests	626,428	626,428
Investment in CGL LLC	25,000	25,000
Total assets	$688,753	$761,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,477,309	$1,534,863
Interest payable	901,353	720,111
Convertible interest payable – related party	2,625,829	2,151,466
Related party payable	1,431,084	1,264,216
Convertible notes payable	105,263	-
Notes payable	1,276,485	1,250,169
Notes payable – related party	4,224,927	4,195,979
Notes payable in gold	499,028	483,514
Dividends payable on preferred stock	30,618	30,618
Total current liabilities	12,571,896	11,630,936

Long-term liabilities:
Subscription payable	-	70,000
Remediation and asset retirement obligation	280,686	275,424
Total long-term liabilities	280,686	345,424
Total liabilities	12,852,582	11,976,360

Commitments and contingencies (Notes 8)	-	-
Stockholders’ deficit:
Preferred stock; no par value, 8,998,700 shares authorized; no shares issued or outstanding	-	-
Convertible preferred stock series A; 5% cumulative dividends, no par value, 1,000,000 shares authorized; 475,000 issued and 150,000 shares outstanding, $300,000 liquidation preferences	150,000	150,000
Convertible preferred stock series B; no par value, 300 shares authorized, 200 shares issued and outstanding, $200,000 liquidation preference	57,758	57,758
Convertible preferred stock series C; no par value, 250 shares authorized, issued and outstanding, $250,000 liquidation preference	52,588	52,588
Convertible preferred stock series D; no par value, 150 shares authorized, 90 shares outstanding, $90,000 liquidation preference	-	-
Convertible preferred stock series E; no par value, 300 shares authorized, issued and outstanding, $300,000 liquidation preference	10,829	10,829
Convertible preferred stock series F; no par value, 300 shares authorized, 153 shares issued and outstanding, $50,000 liquidation preference	-	-
Common stock; $0.10 par value, 750,000,000 shares authorized; 196,559,523 and 185,448,412 issued and outstanding, respectively	19,655,952	18,544,841
Additional paid-in capital	9,569,208	10,447,652
Accumulated deficit	(41,660,164)	(40,478,104)
Total stockholders’ deficit	(12,163,829)	(11,214,436)
Total liabilities and stockholders’ deficit	$688,753	$761,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30
	2023		2022		2023	2022
Operating expenses:
Mine preparation costs		$2,114		$11,216	$7,501	$25,443
Management fees and salaries		49,150		46,388	147,050	143,813
Professional services		14,074		244	69,884	61,185
General and administration		49,580		48,090	146,033	152,186
Office supplies and other		1,463		5,992	4,513	21,891
Directors’ fees		3,100		2,500	8,800	6,100
Mineral property maintenance		31,486		31,942	94,459	94,915
Arbitration and settlement costs (Note 3)		1,440		2,143	24,758	19,221
Total operating expenses		152,407		148,515	502,998	524,754

Other (income) expense:
Miscellaneous income		-		-	(5,787)	-
Change in fair value of notes payable in gold		(11,138)		(38,751)	15,514	(35,777)
Interest expense and finance costs – related party		158,435		155,627	474,363	462,814
Interest expense and finance costs		69,689		63,059	194,972	198,838
Total other (income) expense		216,986		179,935	679,062	625,875

Net loss		369,393		328,450	1,182,060	1,150,629

Preferred dividends		1,917		1,917	5,688	5,688
Net loss available to common stockholders		$371,310		$330,367	$1,187,748	$1,156,317

Net loss per common share – basic and diluted	$	(nil)	$	(nil)	$(.01)	$(.01)

Weighted average common shares outstanding – basic and diluted		195,689,958		177,479,791	191,227,818	183,667,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

2023 Stockholders’ (Deficit)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	150,993	$271,175	185,448,412	$18,544,841	$10,447,652	$(40,478,104)	$(11,214,436)
Common shares issued for subscription payable	-	-	3,000,000	300,000	(270,000)		30,000
Net Loss	-	-	-	-	-	(419,348)	(419,348)
Balance, March 31, 2023	150,993	271,175	188,448,412	18,844,841	10,177,652	(40,897,452)	(11,603,784)
Warrants Exercised	-	-	6,777,778	677,778	(515,111)		162,667
Net Loss	-	-	-	-	-	(393,319)	(393,319)
Balance, June 30, 2023	150,993	271,175	195,226,190	19,552,619	9,662,541	(41,290,771)	(11,834,436)
Common shares issued for subscription payable	-	-	1,333,333	133,333	(93,333)		40,000
Net Loss	-	-	-	-	-	(369,393)	(369,393)
Balance, September 30, 2023	150,993	$271,175	196,559,523	$19,655,952	$9,569,208	$(41,660,164)	$(12,163,829)

2022 Stockholders’ (Deficit)

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	151,053	$271,175	179,787,595	$17,978,760	$10,880,576	$(39,422,474)	$(10,291,963)
Warrants Exercised	-	-	2,660,817	266,081	(162,924)	-	103,157
Net Loss	-	-	-	-	-	(464,791)	(464,791)
Balance, March 31, 2022	151,053	271,175	182,448,412	18,244,841	10,717,652	(39,887,265)	(10,653,597)
Warrants Exercised	-	-	1,000,000	100,000	(70,000)	-	30,000
Preferred D conversion to common	(60)	-	2,000,000	200,000	(200,000)	-	-
Net Loss	-	-	-	-	-	(357,388)	(357,388)
Balance, June 30, 2022	150,993	271,175	185,448,412	18,544,841	10,447,652	(40,244,653)	(10,980,985)
Net Loss	-	-	-	-	-	(328,450)	(328,450)
Balance, September 30, 2022	150,993	$271,175	185,448,412	$18,544,841	$10,447,652	$(40,573,103)	$(11,309,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,182,060)	$(1,150,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance costs	8,027	4,420
Change in fair value of notes payable in gold	15,514	(35,777)
Accretion of asset retirement obligation	5,262	5,060

Change in:
Prepaid expenses	94,808	65,371
Accounts payable and accrued liabilities	(57,554)	63,815
Interest payable	181,242	174,557
Convertible interest payable – related party	474,363	462,814
Related party payable	166,868	161,658
Net cash used - operating activities	(293,530)	(248,711)

Cash flows from financing activities:
Proceeds from warrant exercises, net	162,667	133,157
Proceeds from convertible notes payable, net	100,000	-
Proceeds from notes payable	25,000	-
Proceeds on subscription payable	-	30,000
Proceeds from notes payable– related party, net	27,500	83,980
Net cash provided - financing activities	315,167	247,137

Net increase (decrease) in cash and cash equivalents	21,637	(1,574)

Cash and cash equivalents, beginning of period	3,969	3,762
Cash and cash equivalents, end of period	$25,606	$2,188

Non-cash Investing and Financing Activities:
Common shares issued for subscription payable	$70,000	$-
Common shares issued for conversion of Series D preferred stock	$-	$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result, they are condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

The Company currently has no historical recurring source of revenue, negative working capital of $12,534,571, and an accumulated deficit of $41,660,164 at September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may profitably execute a production business plan, and thereby, its ability to continue as a going concern may improve and become less dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include the profitable exploitation of its mining properties and financing the Company’s future operations through sales of its common stock and/or debt. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

We are authorized to issue 750,000,000 shares of common stock, $0.10 par value per share. At September 30, 2023, there were 196,559,523 shares of our common stock issued and outstanding.

For the three and nine-month periods ended September 30, 2023 and 2022, potentially dilutive shares including outstanding stock options, warrants, convertible interest payable, and convertible preferred stock were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and nine-month periods ended September 30, 2023 and 2022, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share are as follows:

	September 30, 2023	September 30, 2022
Stock options	875,000	1,050,000
Warrants	7,295,587	18,667,077
Convertible Preferred Stock	30,190,475	30,190,475
Convertible interest payable	175,172,124	132,934,200
Convertible notes payable	7,017,545	-
Total`	220,550,731	182,841,752

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

During 2023 and 2022, the Company determined fair value on a recurring basis and non-recurring basis as follows:

	Balance September 30, 2023	Balance December 31, 2022	Fair Value Hierarchy level
Liabilities
Recurring: Notes payable in gold (Note 6)	$499,028	$483,514	2

The carrying amounts of financial instruments, including notes payable and notes payable – related party, approximate fair value at September 30, 2023 and December 31, 2022. The inputs to the valuation of Level 2 liabilities are described in Note 6 Notes Payable in Gold.

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

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

In addition to related party transactions described in Note 5, the Company has accrued amounts to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and board of directors fees for amounts earned but not yet paid. Beginning in January 2016 and through September 30, 2023, the CEO’s salary has not been paid in full. Salary due to the CFO has been accrued and remains unpaid, as have board of directors’ fees.

CEO	Nine Months ended 9/30/23	Year ended 12/31/22
Balance at beginning of period	$994,017	$793,720
Deferred salary	135,000	180,000
Deferred expenses	12,545	20,297
Payments	(2,200)	-
Ending Balance	$1,139,362	$994,017

CFO
Balance at beginning of period	$104,844	$91,981
Deferred fees	12,050	12,863
Payments	(7,500)	-
Ending Balance	$109,394	$104,844

Board fees payable and expenses payable (1, 2)	182,328	165,355
Total Related party payables	$1,431,084	$1,264,216

1)	At September 30, 2023 and December 31, 2022, the Company owed $1,302, respectively, to Mr. William Orchow, a director and related party for arbitration related expenses.

2)	At September 30, 2023 and December 31, 2022, the Company owed Mr. Nicholas Gallagher, a director and related party $35,126 and $26,953, respectively, for legal expenses related to the notes payable and notes payable – related party.

5.	CONVERTIBLE NOTE PAYABLE, NOTES PAYABLE & NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable

In August 2023, the Company issued convertible notes payable of $105,263, discounted at 5%, or $5,263, resulting in net proceeds of $100,000. These notes were issued with the same terms as the notes payable and notes payable – related party. In a separate agreement, from the notes payable and notes payable – related party, the holders of these notes were granted the right to convert both the principal and interest earned into common shares of the Company at $0.015 per common share.

At September 30, 2023 and December 31, 2022, the Company had outstanding convertible notes payable of $105,263 and $nil, respectively. At September 30, 2023, the notes would convert to 7,017,545 common shares.

At September 30, 2023 the interest payable of $1,753 for these notes would convert to 116,842 common shares.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

Notes Payable & Notes Payable – Related Party

At September 30, 2023 and December 31, 2022, the Company had outstanding notes payable of $1,276,485 and $1,250,169, respectively, and outstanding notes payable – related party of $4,224,927 and $4,195,979, respectively. The notes payable and notes payable – related party and accrued interest of 15% are due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

During the nine months ended September 30, 2023, the Company issued additional notes payable of $55,264, discounted at 5%, or $2,764, resulting in net proceeds of $52,500 of which $27,500 was from a related party, Nicholas Gallagher, a shareholder and director of the Company, who holds the full balance of the notes payable – related party. During the nine months ended September 30, 2022, the Company received no additional tranches of the notes payable and $83,980 of notes payable - related party. The notes are due upon demand; therefore, all discounts have been immediately expensed to interest expense.

During the three and nine months ended September 30, 2023 the Company incurred finder fees totaling $360 and $1,185, of which $nil and $825 was to related party entities, respectively. During the three and nine months ended September 30, 2022 the Company incurred finder fees totaling $1,650 and $2,969, to related party entities. Interest of $208,056 and $617,824 was expensed during the three and nine-month periods ended September 30, 2023, respectively, of which $158,435 and $474,363 was to related parties, respectively, which is included in interest expense and finance costs. on the condensed consolidated statements of operations. Interest and finders fees are included in accounts payable and accrued liabilities, interest payable and interest payable – related party on the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022. Interest of $196,442 and $585,261 was expensed during the three and nine-month periods ended September 30, 2022, respectively, of which $155,626 and $462,814 was to related parties, respectively, which is included in interest expense and finance costs on the condensed consolidated statements of operations.

Inter-Creditor Agreement

As a result of an Amended and Restated Loan, Security, and Intercreditor Agreement (the “Amended Agreement”) dated November 1, 2019 and a First Amendment dated August 25, 2021, for each holder of the notes payable, whether or not a related party:

1.	The borrower and holder entered into a Deed of Trust whereunder the notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

2.	The Company entered into a written Guaranty (“Guaranty”) whereunder, among other conditions, the Company unconditionally guarantees and promises to pay to the order of each holder the principal sum and all interest payable on each note payable held by such holder when and as the same becomes due, whether at the stated maturity thereof, by acceleration, call for redemption, tender, or otherwise. The Company is not in default as no demand has been made for payment or delivery.

3.	Mr. Gallagher, at his option, has the right to convert outstanding but unpaid and future interest on his note into shares of the Company’s common stock at $0.015 per share. At September 30, 2023, Mr. Gallagher’s interest would convert to 175,055,281 common shares.

4.	All loans by Mr. Gallagher and any additional loans made by Mr. Gallagher are designated as Senior Notes and accounted for as Notes payable – related party and all loans by the other holders made prior to August 25, 2021 were designated as Junior Notes. Additionally, notes arising in the future to certain unrelated parties are also designated as Senior Notes. Senior Notes, which include principal and interest are entitled to be repaid in full before any of the Junior Notes are repaid.

5.	The Company confirmed that the written Guaranty extends to the repayment of additional loans made by the holders.

6.	The Company confirmed that repayment of additional loans will be and remain secured by the Deed of Trust.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.	NOTES PAYABLE IN GOLD

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

After several amendments to the terms of the note agreements, through the date of the issuance of these financial statements, the gold notes have not been paid and the note holders have not demanded payment or delivery of gold. At September 30, 2023 and December 31, 2022, 266.788 ounces of fine gold was due and deliverable to the holder of the notes.

The Company estimates the fair value of the notes based on the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates, using the market price of gold on September 30, 2023 of approximately $1,871 per ounce as quoted on the London PM Fix market or $499,028 in total. During the three months ended September 30, 2023 and 2022, this resulted in a gain on change in fair value of notes payable in gold of $11,138 and $38,751, respectively. on the condensed consolidated statement of operations. During the nine months ended September 30, 2023 and 2022, this resulted in a loss on change in fair value of notes payable in gold of $15,514 and a gain on change in fair value of notes payable in gold of $35,777, respectively on the condensed consolidated statement of operations.

At December 31, 2022, the fair value was calculated using the market approach with Level 2 inputs of gold delivery contracts based upon previous contractual delivery dates. At December 31, 2022, the Company had outstanding total notes payable in gold of $483,514.

Interest of $13,015 and $37,783 was expensed during the three and nine months ended September 30, 2023, respectively, and $188,639 is accrued at September 30, 2023 and is included in interest payable. Interest of $11,789 and $34,146 was expensed during the three and nine months ended September 30, 2022, and $139,639 is accrued at December 31, 2022 and is included in interest payable.

7.	STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2022, two holders of class D preferred stock, converted 60 preferred D shares into 2,000,000 common shares.

During the year ended December 31, 2022, the Company received cash of $30,000 which is included in stock subscription payable at December 31, 2022, for a private placement of common shares priced at $0.01 per share, of which $5,000 was from William Orchow, a related party. During the nine months ended September 30, 2023, the Company reduced stock subscription payable by $30,000 and issued 3,000,000 common shares.

During the nine months ended September 30, 2023, the Company received $162,667 cash as a result of the exercise of Class R warrants at an exercise price of $0.024 per common share, resulting in the issuance of 6,777,778 common shares. These shares were originally owned by Mr. Gallagher and were transferred to unrelated parties. During the nine months ended September 30, 2022, the Company received $133,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.03 and $0.045 and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 2,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

Goldrich Mining Company

Notes to the Condensed Consolidated Financial Statements (unaudited)

During the year ended December 31, 2021, the Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at December 31, 2022. During the nine months ended September 30, 2023, the exercise was complete, and the Company issued 1,333,333 common shares for the exercise.

During the nine months ended September 30, 2023, 1,666,667 Class R warrants and 1,041,081 Class T warrants expired.

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

We have defined drilling targets for a hard-rock (lode) gold deposit in an area of interest approximately 1,800 feet wide and over five miles long, possibly underlain by a series of mineralized magmatic intrusions (plutons). Exploration therefore has taken on two directions; one toward defining a low-grade, large tonnage body of mineralization running beneath the headwaters of Crystal Creek (formerly Little Squaw Creek) where dense swarms of gold mineralized pegmatitic dikelets are seen, the other a deeper, larger mineralized plutonic body(ies) from which the district’s mineralizing fluids may have emanated and migrated through Chandalar country rock.

In December 2021, Goldrich submitted a permit application to the Alaska Department of Natural Resources (“DNR”) to carry out a multi-year, 25,000-foot diamond core drill program at the Company’s Chandalar Property. The permit was received in February 2022. The target zone of this hard-rock (lode) drill program, located on the Crystal Creek drainage, is immediately above and partially overlapping the Crystal Creek placer deposit and mine. The target zone sits at the heart of a zone surrounded by historic placer workings in every creek and four historic hard-rock gold mines. Previous exploration, including drill programs, soil and rock samples, airborne magnetic and radiometric studies, and advanced petrographic studies in addition to the angularity of the placer gold nuggets indicates close proximity of the Crystal Creek placer deposit to a hard-rock source. Subject to financing, Goldrich plans to commence the program in May 2024.

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

The RAIA pit-constrained mineral resources for the Crystal Creek Placer deposit at a 0.004 raw troy ounce per bank cubic yard cutoff is as follows:

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

Liquidity and Capital Resources

We are an exploration stage company and have incurred losses since our inception. We currently do not have sufficient cash to support the Company through 2023 and beyond. We anticipate that we will incur approximately $700,000 for general operating expenses and property maintenance, $275,000 for interest, and $630,000 for interest – related party, over the next 12 months, in addition to the current liabilities on the balance sheet at September 30, 2023 of $12,571,896. Additional funds will be needed for any exploration expenditures, should any be undertaken. We plan to raise the financing through a combination of debt and/or equity placements, sale of mining property interests, and revenue from placer operations.

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

Because the exercise of the option agreement is at the election of the Company, no financial effects of the option have been recognized at September 30, 2023. If the option agreement is exercised by April 2024, the $1,000,000 payment would be recorded for the purchase of equipment, Goldrich would become the named operator on the Chandalar placer mining permits, the $8,500,000 liability would be recognized and a reclamation liability would be recognized. While the GRE Revised and Amended Initial Assessment Report reflects ample resources to justify a mining activity at the Chandalar Mine, the option would only be exercised if we were able to secure financing sufficient to start up a mining operation or secure a mining partner to economically extract the gold in a mining operation.

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

During the nine months ended September 30, 2023, we completed financings of $315,166, compared to $247,137 net cash for note financings and placements of our securities during the nine months ended September 30, 2022. On November 1, 2019, the Company and lenders entered into the Amended and Restated Loan Security and Intercreditor Agreement (the “Agreement”). Under the Agreement, the borrower and holders entered into a Deed of Trust whereunder the Notes are secured by a security interest in all real property, claims, contracts, agreements, leases, permits and the like.

If we are unable to timely satisfy our obligations under these secured senior notes payable, the notes payable in gold, originally due November 2018 and subsequently amended to be on demand, and the interest on both the secured senior note due quarterly and the notes payable in gold, and we are not able to re-negotiate the terms of such agreements, the holders will have rights against us, including potentially seizing or selling our assets. The notes payable in gold are secured against our right to future distributions of gold extracted by our joint venture with NyacAU. At September 30, 2023, we had outstanding total notes payable in gold of $499,028, representing 266.788 ounces of fine gold due on demand. During the year ended December 31, 2019, the Company renegotiated terms with the holders. The Fourth Delayed Delivery Required Quantity shall be delivered to the Purchaser at the Delivery Point on the date that is 60 days after the date that the Purchaser gives notice to the Company. To date, the gold notes have not been paid, the note holders have not demanded payment and have indicated willingness to work with the Company to extend the due date.

At September 30, 2023, the Company had outstanding convertible notes payable of $105,263, notes payable of $1,276,485 and outstanding notes payable – related party of $4,224,927. The notes payable and notes payable – related party had matured on October 31, 2018. In November 2019, the Company and the holders of the notes amended the notes, and the notes are now due within 10 days of a demand notice of the holders. There has been no notice of default or demand issued by any holder.

We believe we will be able to secure sufficient financing for further operations and exploration activities of our Company, but we cannot give assurance we will be successful in attracting financing on terms acceptable to us, if at all. Additionally, anticipating continued placer production after dissolution of GNP, we look forward to internal cash flow and additional options for financing. A successful mining operation may provide the long-term financial strength for the Company to remove the going concern condition in future years. To increase its access to financial markets, Goldrich, which currently trades on the OTC Expert Market, intends to requalify to be quoted on the OTCQB of the OTC Markets and intends to also seek a listing of its shares on a recognized stock exchange in Canada.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Results of Operations

On September 30, 2023, we had total liabilities of $12,852,582 and total assets of $688,753. This compares to total liabilities of $11,976,360 and total assets of $761,924 on December 31, 2022. As of September 30, 2023, our liabilities consist of $280,686 for remediation and asset retirement obligations, $499,028 of notes payable in gold, $105,263 of convertible notes payable, $1,276,485 of notes payable, $4,224,927 of notes payable – related party, $1,477,309 of trade payables and accrued liabilities, $901,353 of accrued interest payable, of which $1,753 is convertible, $2,625,829 of accrued convertible interest payable – related party, $1,431,084 due to related parties, and $30,618 for dividends payable. Of these liabilities, $12,571,896 is due within 12 months. The increase in liabilities compared to December 31, 2022 is due to an increase in related party payables from unpaid salaries and fees, an increase in interest payable and convertible interest payable – related party, an increase in notes payable and notes payable – related party and an increase in the fair market value of the notes payable in gold. Total assets and its components did not experience significant changes, with the exception of an increase in cash and a decrease in prepaid expenses during the nine months ended September 30, 2023.

On September 30, 2023, we had negative working capital of $12,534,571 and a stockholders’ deficit of $12,163,829 compared to negative working capital of $11,520,440 and stockholders’ deficit of $11,214,436 for the year ended December 31, 2022. Working capital decreased during the nine months ended September 30, 2023 due to the accruals of accounts and trade payables that exceeded cash proceeds from Notes payable and Notes payable – related party. Stockholders’ equity decreased due to an operating loss for the period ended September 30, 2023.

During the three months ended September 30, 2023, the Company reported total operating expense of $152,407, compared to $148,515 for the three months ended September 30, 2022. With the exception of management fees and salaries, professional services, general and administrative expenses, and directors’ fees, all operating expenses are lower year over year. Total other (income) expense for the three months ended September 30, 2023 was $216,986 compared to $179,935 for the same period of 2022, due to an increase in all other expenses in 2023.

During the nine months ended September 30, 2023, the Company reported total operating expense of $502,998, compared to $524,754 for the nine months ended September 30, 2022. With the exception of management fees and salaries, professional services, arbitration expenses, and directors’ fees, all operating expenses are lower year over year. Total other (income) expense for the nine months ended September 30, 2023 was $679,062 compared to $625,875 for the same period of 2022, due to an increase in the fair value of notes payable in gold, interest expense related party and miscellaneous income in 2023.

During the nine months ended September 30, 2023, we used cash from operating activities of $293,530 compared to $248,711 for the period ended September 30, 2022. Net losses were slightly higher year over year due to an increase in interest expense and interest expense related party and an increase in the fair value of notes payable in gold. Net losses were $1,182,060 and $1,150,629 for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022 respectively, we used no cash in investing activities.

During the nine months ended September 30, 2023, cash of $315,167 was provided by financing activities, compared to $247,137 provided during the same period of 2022.

Private Placement Offerings and Warrant Exercises

During the year ended December 31, 2021, the Company received an additional $40,000 for the exercise of Class T warrants which are included in stock subscription payable at December 31, 2022. During the nine months ended September 30, 2023, the exercise was complete, and the Company issued 1,333,333 common shares for the exercise.

During the year ended December 31, 2022, the Company raised $30,000 from investors for a private placement of common stock at a price of $0.01 per share, and is included in stock subscription payable at December 31, 2022. During the nine months ended September 30, 2023, stock subscription payable was reduced by $30,000 and the Company issued 3,000,000 shares of common stock. No private placement offerings occurred during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company received $162,667 cash as a result of the exercise of Class R warrants at an exercise price of $0.024 per common share, resulting in the issuance of 6,777,778 common shares. These shares were originally owned by Mr. Gallagher and were transferred to unrelated parties. During the nine months ended September 30, 2022, the Company received $133,157 cash as a result of the exercise of Class R warrants at an exercise price of $0.03 and $0.045 and T warrants at an exercise price of $0.03 per common share, resulting in the issuance of 3,660,817 common shares. Of that amount, 2,555,555 of the warrants exercised were owned by Mr. Gallagher and were transferred to unrelated parties. The unrelated parties then exercised the warrants for cash.

Notes Payable in Gold, Convertible Notes Payable, Notes Payable & Notes Payable – Related Party

At September 30, 2023, we owed $499,028 for notes payable in Gold, $105,263 for convertible notes payable, $1,276,485 for notes payable and $4,224,927 for notes payable – related party. Interest payable on these borrowings totaled $3,527,182. These borrowings have matured beyond their original due dates and have been amended to be due upon demand.

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

As a result of the borrowings under the notes payable in gold, convertible notes payable, notes payable and notes payable – related party (collectively, the “Notes”), we are faced with a significant hurdle in financing the Company going forward, whether to conduct exploration programs or initiate a mining program at the Chandalar mine. Our near-term cash requirements are greater than the assets we have available to satisfy them, and the holders of the Notes could choose to exercise their rights to demand payment, which would result in a default situation relative to the Notes. Mr. Gallagher is secured in his lending to the Company by means of the Amended Agreement, and if he were to demand payment, the Company would not be able to pay him the amounts due and he would be entitled to sell the assets secured under his deed of trust in order to pay his debt. We believe these holders to be friendly to the Company and that they will refrain from demanding payment, but the Company cannot control the potential demands nor the consequences that would be extracted as a result of default on the Notes.

Subsequent Events

Not Applicable.

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

We also believe there are investors motivated to provide funding for exploration programs to locate and exploit the hard rock deposits from which the placer mineralization is coming from. This strategy can be pursued independent of any mining activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our condensed consolidated results of operations or financial condition.

Contractual Obligations

Not Applicable.

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

Changes in internal controls over financial reporting

During the three months ended September 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: November 13, 2023

GOLDRICH MINING COMPANY

By	/s/ William Schara
William Schara, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023

GOLDRICH MINING COMPANY

By	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer